Form 10QSB
VYREX CORP
filed 1996-05-20
CIK 933972

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ending  March 31, 1996

/ /    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       EXCHANGE ACT

       For the transition period from       to
       Commission file number

                                VYREX CORPORATION
        (Exact name of small business issuer as specified in its charter)

             NEVADA                                       88-0271109
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or Organization)

              2159 Avenida de la Playa, La Jolla, California 92037
                    (Address of principal executive offices)

                                 (619) 454-4446
                           (Issuer's telephone number)

   (Former name, former address and former year, if changed since inception)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No
                                                        ---  ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes/ / No/ /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

         As of March 31, 1996, there are 6,203,805 shares of common stock outstanding.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-QSB

                                QUARTERLY REPORT


                                TABLE OF CONTENTS

                                                                     Page
                                                                     ----
Facing Sheet                                                           1

Table of Contents                                                      2

Part 1 Financial Information

         Item 1  Financial Statements

                  Balance Sheet                                        3
                  Statement of Operations                              4
                  Statement of Cash Flows                              5
                  Notes to Financial Statements                        6

         Item 2  Management Discussion & Analysis of
                  Financial Condition and Results of Operation         7

Part 2 Other Information                                               8

Signature                                                              9

                                VYREX CORPORATION
                        (A Development Stage Enterprise)

                                  BALANCE SHEET
                                   (Unaudited)
                                 MARCH 31, 1996

                     ASSETS

Current assets - cash                                               $ 5,579,879

Furniture and equipment, at cost, net of
  accumulated depreciation of $39,862                                     7,214

Patents, trademarks and copyrights, net of
  accumulated amortization of $8,593                                    131,626
                                                                    -----------

      Total                                                         $ 5,718,719
                                                                    ===========


         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                          $    48,651
  Notes payable                                                         300,000
                                                                    -----------

      Total current liabilities                                         348,651
                                                                    -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value; 10,000,000
    shares authorized; none issued
  Common stock, $.001 par value; 50,000,000
    shares authorized; 6,203,805 shares issued
    and outstanding                                                       6,204
  Additional paid-in capital                                          8,880,479
  Deficit accumulated during the development stage                   (3,516,615)
                                                                    -----------

      Total stockholders' equity                                      5,370,068
                                                                    -----------

      Total                                                         $ 5,718,719
                                                                    ===========


See Notes to Financial Statements.

                                VYREX CORPORATION
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                THREE MONTH PERIODS ENDED MARCH 31, 1996 AND 1995
                AND PERIOD FROM INCEPTION THROUGH MARCH 31, 1996

                                                                           Cumulative
                                            Three Months Ended               Amount
                                                 March 31,                    From
                                           1996            1995             Inception
                                       -----------       -----------       -----------
Revenue from licensing agreement
  and sale of access to and option
  to acquire technology                                                    $   310,000
                                                                           -----------

Operating expenses:
  Research and development             $    60,448       $    66,763         1,584,421
  General and administrative                48,153            38,737           918,431
                                       -----------       -----------       -----------
      Totals                               108,601           105,500         2,502,852
                                       -----------       -----------       -----------

Other income (expense):
  Interest income                              185               319            26,137
  Charge from issuance of stock
    options for arranging bridge
    financing                                                               (1,349,900)
                                       -----------       -----------       -----------
      Totals                                   185               319        (1,323,763)
                                       -----------       -----------       -----------

Net loss                               $  (108,416)      $  (105,181)      $(3,516,615)
                                       ===========       ===========       ===========


Net loss per common share              $      (.02)      $      (.02)      $      (.76)
                                       ===========       ===========       ===========

Weighted average number of common
  shares outstanding                     5,302,706         4,969,076         4,634,586
                                       ===========       ===========       ===========


See Notes to Financial Statements.

                                VYREX CORPORATION
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                THREE MONTH PERIODS ENDED MARCH 31, 1995 AND 1995
                AND PERIOD FROM INCEPTION THROUGH MARCH 31, 1996

                                                                                            Cumulative
                                                            Three Months Ended                Amount
                                                                 March 31,                     From
                                                           1996              1995            Inception
                                                        -----------       -----------       -----------
Operating activities:
   Net loss                                             $  (108,416)      $  (105,181)      $(3,516,615)
   Adjustments to reconcile net loss
      to net cash used in operating
      activities:
      Depreciation and amortization                           1,817             3,188            48,170
      Charges to expenses for value of
         notes, stock and stock options
         issued as compensation                                                               1,450,523
      Changes in operating assets and liabilities:
     Accounts payable and accrued
      liabilities                                           (73,731)          (38,350)           48,651
                                                        -----------       -----------       -----------
         Net cash used in operating
                  activities                               (180,330)         (140,343)       (1,969,271)
                                                        -----------       -----------       -----------

Investing activities:
   Sale of U.S. Treasury bill                                                                   100,000
   Purchases of:
       U.S. Treasury bill                                                                       (99,020)
       Furniture and equipment                                                                  (47,076)
   Patent, trademark and copyright
      costs                                                                                    (133,519)
   Organization costs                                                                              (695)
                                                                                            -----------
        Net cash used in investing
            activities                                                                         (180,310)
                                                                                            -----------

Financing activities:
   Advance from potential investor
      group:
      Proceeds                                                                                  100,000
      Repayments                                                             (100,000)         (100,000)
   Proceeds from notes payable                                                                  450,000
   Net proceeds from issuances of
      common stock                                        5,694,214           302,190         7,279,460
                                                          ---------           -------         ---------
        Net cash provided by
                   financing activities                   5,694,214           202,190         7,729,460
                                                        -----------       -----------       -----------

Net increase in cash                                      5,513,884            61,847         5,579,879

Cash, beginning of period                                    65,995            56,468
                                                        -----------       -----------       -----------

Cash, end of period                                     $ 5,579,879       $   118,315       $ 5,579,879
                                                        ===========       ===========       ===========


See Notes to Financial Statements.

                                VYREX CORPORATION
                        (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS


Note 1 - Organization and business:
                   Vyrex Corporation (the "Company") was incorporated on January 2, 1991 in the State of Nevada. The Company's operations focus primarily on the discovery and development of biopharmaceuticals for the treatment and prevention of various disorders including AIDS, asthma, cancer and aging. It is involved in various stages of the investigation and development of several potential therapeutic products based on its research efforts in biology, chemistry and medicine.

                   The Company has been in the developmental stage since its inception. Its major activities through March 31, 1996 have been limited to conducting research and development related to its proposed products and raising funds for such activities.


Note 2 - Basis of presentation:
                   The accompanying financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1996, results of operations for the three months ended March 31, 1996 and 1995 and cash flows for the three months ended March 31, 1996 and 1995.

                   The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected

See Notes to Financial Statements.

                                VYREX CORPORATION
                        (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS


                   for the full year.


Note 3 - Initial public offering:
                   In March 1996, the Company sold one million units to the public at $6.50 per unit resulting in net proceeds to the Company, after offering costs, of approximately $5,700,000. Each unit consists of one share of Vyrex common stock and one warrant to purchase an additional share of Vyrex common stock at an exercise price of $8 per share.



                                      * * *

Item 2: Management's discussion and analysis of financial condition and results of operations

Results of Operations:

         Operating results of the first quarter ending March 31, 1996 vs. March 31, 1995 show a net loss of $108,601 vs. a net loss of $ 105,500, both being unaudited figures for the respective period, a small increase of approximately 3% for 1996 over the same period in 1995.

         Research and development expenses were $ 60,448 for 1996 as compared to $ 66,765 for 1995 a decline of approximately $ 7,000 and general and administrative expenses increased approximately $ 10,000 for the same periods for the total net increase of $ 3,000 as reflected above.

         The quarter period ending March 31, 1995 had no interest charges compared to an interest expense of $ 4,336 for the quarter period ending March 31, 1996. This change represents accrual of simple interest at the rate of 7% per annum on bridge loans of $ 250,000 provided during the later months of 1995 by five parties unaffiliated with the Company. The bridge loans and accrued interest are convertible at the sole election of the Company into shares of common stock. An amount of up to all the principal and accrued interest remaining unpaid on the date of conversion may be paid in shares of common stock at the rate of $ 3.00 per share.

Liquidity and Capital Resources

         From its inception in 1991 through February 29, 1996, the Company financed its operations primarily through private placement of equity securities which provided net proceeds of approximately $ 1,844,000, bridge loans of $ 350,000 and $ 300,000 in 1993 in exchange for providing access to certain proprietary information concerning ongoing research and development projects by the Company.

         The working capital of the Company on March 31, 1995 was $ 24,434 compared to March 31, 1996 with working capital of $ 5,231,229. The increase arising as a result of the Initial Public Offering made by the Company which was effected March 21, 1996. The net proceeds of the Public Offering was $ 5,696,250.

         The Company believes that its current capital resources are sufficient to cover its anticipated requirement for the next 12 months.

                           PART II - OTHER INFORMATION


Item 1            Legal proceedings
                  Not Applicable

Item 2            Changes in Securities
                  Not Applicable

Item 3            Defaults upon Senior Securities
                  Not Applicable

Item 4            Submission of Matters to a vote of Security Holders
                  Not Applicable

Item 5            Other Information
                  Not Applicable

Item 6            Exhibits and Reports on Form 8-K
                  (a)  Not applicable - 7
                  (b)  Reports on Form 8K

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Vyrex Corporation


Date:  May 13, 1996                    By: /s/ JOHN J. ROTH
                                           -------------------------------------
                                           John J. Roth
                                           Chief Financial Officer
                                           (Principal Financial Officer)