Form 10QSB
period 1996-06-30
VYREX CORP
filed 1996-08-14
CIK 933972

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                 FORM 10 - QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
                 FOR THE QUARTERLY PERIOD ENDING JUNE 30, 1996

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes _X_ No ____

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _____ No_____

                      APPLICABLE ONLY TO CORPORATE ISSUES

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

         As of June 30, 1996, there are 6,345,700 shares of common stock outstanding.

                               VYREX CORPORATION

                                 FORM 10 - QSB
                                QUARTERLY REPORT

                               TABLE OF CONTENTS


                                                                         Page
Facing Sheet                                                               1

Table of Contents                                                          2

Part I FINANCIAL INFORMATION

         Item 1 - Financial Statements
                        Balance Sheet                                      3
                        Statement of Operations                            5
                        Statement of Cash Flows                            6
                        Notes to Financial Statements                      8

         Item 2 - Management's Discussion and
                        Analysis of Financial Condition
                        And Results of Operations                          9

Part II OTHER INFORMATION                                                 11

Signature                                                                 12

                               VYREX CORPORATION
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS

ASSETS                                                     June 30, 1996               December 31, 1995
                                                           -------------               -----------------
                                                            (unaudited)
Current Assets:

         Cash - Banks and on hand                        $       2,531,124             $          65,995
         Short - term investments                                2,927,034                            --
                                                         -----------------             -----------------

                 Total current assets                            5,458,158                        65,995

Deferred offering costs                                                 --                        98,640

Furniture and equipment at cost, net of
  accumulated depreciation of $44,682 in                            52,174                         8,391
  1996 and $38,685 in 1995

Patents, trademarks and copyrights,
  net of accumulated amortization of
  $9,459 in 1996, and $7,953 in 1995                               155,968                       132,266
                                                          ----------------              ----------------
                 Total assets                             $      5,666,300              $        305,292
                                                          ================              ================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
         Accounts payable and accrued liabilities         $        272,924              $        122,382
         Notes payable                                                  --                       300,000
                                                          ----------------              ----------------

                 Total current liabilities                         272,924                       422,382

Commitments and contingencies

Stockholders' Equity (deficit):
         Preferred stock $.001par value; 10,000,000
           shares authorized; none issued                               --                            --
         Common stock, $.001 par value; 50,000,000


(balance sheets continued)

                                                            June 30, 1996                December 31, 1995
                                                            -------------                -----------------
         Shares authorized; 6,345,700 shares out-
           standing in 1996 and 5,203,805 shares
           outstanding in 1995                                       6,346                         5,204
         Additional paid-in capital                              9,223,834                     3,285,905
         Deficit accumulated during development
           stage                                                (3,836,804)                   (3,408,199)
                                                           ---------------                --------------

                 Total stockholders equity (deficit)             5,393,376                      (117,090)
                                                           ---------------                --------------

                          Total                            $     5,666,300                $      305,292
                                                           ===============                ==============

                               VYREX CORPORATION
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
               THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996
           AND 1995 AND PERIOD FROM INCEPTION THROUGH JUNE 30, 1996

                                                                                                          Cumulative
                                                Three Months Ended           Six Months Ended               Amount
                                                     June 30                      June 30                    From
                                               1996           1995          1996           1995           Inception
                                            ---------      ---------     ---------      ---------         ----------
Revenue from licensing agreement
  and sales of access to and option to
  acquire technology                          $    --        $    --       $    --       $     --       $    310,000

OPERATING EXPENSES:
         Research & Development                53,796         55,603       114,244        122,366          1,638,217
         General & Administrative             311,558         77,011       359,711        115,748          1,229,989
                                            ---------      ---------     ---------      ---------         ----------
                 Totals                       365,354        132,614       473,955        238,114          2,868,206
                                            ---------      ---------     ---------      ---------         ----------
LOSS FROM OPERATIONS:                        (365,354)      (132,614)     (473,955)      (238,114)        (2,558,206)

OTHER INCOME (EXPENSE):

         Interest Income                       45,165            847        45,350          1,166             71,302
         Charge from issuance of stock
           options for arranging bridge
           financing                                                                                      (1,349,900)
                                            ---------      ---------     ---------      ---------         ----------
                 Totals                        45,165            847        45,350          1,166         (1,278,598)
                                            =========      =========     =========      =========         ==========

Net Loss:                                   $(320,189)     $(131,767)    $(428,605)     $(236,948)       $(3,836,804)

Loss per share                              $    (.05)     $    (.02)    $    (.07)     $    (.04)
                                            =========      =========     =========      =========

Shares Used in computing loss per
  share                                     6,308,954      6,137,020     5,805,566      6,137,020
                                            =========      =========     =========      =========

                               VYREX CORPORATION
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                SIX MONTH PERIODS ENDED JUNE 30, 1996, AND 1995
                AND PERIOD FROM INCEPTION THROUGH JUNE 30, 1996

                                                                                                         Cumulative
                                                                     Six Months Ended                       Amount
                                                                         June 30,                            From
                                                               1996                  1995                Inception
                                                        -----------------       --------------         --------------
Operating activities:
         Net loss                                       $        (428,605)      $     (236,948)        $   (3,836,804)
         Adjustments to reconcile net loss
           to net cash used in operating
           activities:
           Depreciation and amortization                            7,503                6,375                 53,856
           Charges to expenses for value of
             notes, stock and stock options
             issued as compensation                                    --                   --              1,450,523
         Changes in operating assets and liabilities:
         Accounts payable and accrued
           liabilities                                            150,542               64,614                272,924
                                                        -----------------       --------------         --------------
                 Net cash used in operating
                   activities                                    (270,560)            (295,187)            (2,059,501)
                                                        -----------------       --------------         --------------
Investing activities:
         Sale of U.S. Treasury bill                                                                           100,000
         Purchases of:
                 U.S. Treasury bill                            (2,927,034)                  --             (3,026,054)
                 Furniture and equipment                          (49,780)                  --                (96,856)
         Patent, trademark and copyright
           costs                                                       --                   --               (158,727)
         Organization costs                                       (25,208)                  --                   (695)
                                                        -----------------       --------------         --------------
                 Net cash used in investing
                   activities                                  (3,002,022)                  --             (3,182,332)
                                                        -----------------       --------------         --------------

Financing activities:
         Advance from potential investor
           group:
                 Proceeds                                              --                   --                100,000
                 Repayments                                            --             (100,000)              (100,000)

(statement of cash flows continued)

                                                                  1996                  1995               Cumulative
                                                               ----------             --------             ----------
         Proceeds from notes payable                                   --                   --                450,000

         Repayment on note payable                                (50,000)                  --                (50,000)
         Net proceeds from issuances of
           common stock                                         5,787,711              313,470              7,372,957
                                                               ----------             --------             ----------
                 Net cash provided by
                   financing activities                         5,737,711              313,470              7,772,957
                                                               ----------             --------             ----------
Net  increase in cash                                           2,465,129               18,283              2,531,124

Cash, beginning of period                                          65,995               56,468                     --
                                                               ----------             --------             ----------
Cash, end of period                                            $2,531,124             $ 74,751             $2,531,124
                                                               ==========             ========             ==========

See Notes to Financial Statements

                               VYREX CORPORATION
                        (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

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

                 The Company has been in the developmental stage since its inception. Its major activities through June 30, 1996 have been limited to conducting research and development related to its proposed products and raising funds for such activities.

Note 2 - Basis of presentation:

                 The accompanying financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interior financial information. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the financial statements contain all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of the financial position as of June 30, 1996, results of operations for the three and six month periods ended June 30, 1996, and 1995.

                 The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

Note 3 - Stockholders' Equity:

                 In March 1996, the Company sold one million units to the public a $6.50 per unit resulting in net proceeds to the Company, after offering costs, of approximately $5,700,000.
                 In May 1996, the Underwriters exercised their over allotment which resulted in additional net proceeds to the Company of $323,811. Each unit consists of one share of Vyrex common stock and one warrant to purchase an additional share of Vyrex common stock at an exercise price of $8 per share.

                 In June 1996, in accordance with the terms of the notes, the Company converted a notes payable of $250,000, plus accrued interest of $4,392, into 84,798 shares of common stock.

(notes to financial statements continued)

Note 4 - Per Share Information:

                 For the periods prior to the initial public offering completed on March 22, 1996, per share information was computed pursuant to the rules of the Securities and Exchange Commission (SEC), which require that common and preferred stock issued by the Company during the 12 months immediately preceding the Company's initial public offering, plus the number of common shares issuable pursuant to the grant of stock options during the same period, be included in the calculation of the shares outstanding using the treasury stock method.

                 For the periods subsequent to the consummation of the initial public offering, per share information is computed using the weighted average number of common shares and common share equivalents outstanding when applying the treasury stock method. Common share equivalents result from outstanding options and warrants to purchase Common Stock. Common share equivalents have not been included in computing net loss per share since the effect would have been antidilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Research and development expenses for the three-month period ended June 30, 1996 versus June 30, 1995 showed a slight reduction of $1,800 or 3% and for the six-month period ended June 30, 1996, a decrease of $8,000 or 7% from the same period in the prior year. These decreases were due to the postponement of certain research and development projects in an effort to conserve corporate resources.

General and administrative expenses increased considerably in both the three and six-month periods ending June 30, 1996 by approximately $124,000 or 161% and $134,000 or 115%, respectively, as compared to the same periods in the prior year. These additional expenses resulted from increases in staffing levels.

Liquidity and Capital Resources

The Company had a working capital deficit of approximately $356,000 at December 31, 1995. As a result of the Company's initial public offering of its common stock effective March 22, 1996, which netted proceeds of approximately $5.7 million, the Company has working capital of approximately $5.2 million at June 30, 1996.

During the balance of the year, the Company's principal capital requirements will be related to the capital expenditures associated with the renovation and improvement of existing facilities, in addition to engaging the employment of professional, qualified personnel for research projects and other corporate positions.

The Company believes that its current capital resources are sufficient to cover its anticipated requirements through 1997.

                        PART II:   OTHER INFORMATION


         Item 1 - Legal proceedings
                           Not Applicable

         Item 2 - Changes in Securities
                           Not Applicable

         Item 3 - Defaults upon Senior Securities
                           Not Applicable

         Item 4 - Submission of Matters to a vote of Security Holders
                          Not Applicable

         Item 5 - Other Information
                          Not applicable

         Item 6 - Exhibits and Reports on Form 8-K
                          (a)     Not applicable
                          (b)     Reports on Form 8-K

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Vyrex Corporation

Date:    August 14, 1996                      By:  /s/ John J. Roth
                                                  -------------------------
                                              John J. Roth
                                              Chief Financial Officer
                                              (Principal Financial Officer)