Form 10QSB
period 1996-09-30
VYREX CORP
filed 1996-11-14
CIK 933972

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                 FORM 10 - QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 1996

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

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
Yes  X    No
   ----     ----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _____ No_____

                      APPLICABLE ONLY TO CORPORATIE ISSUES

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

         As of September 30, 1996, there are 6, 345,700 shares of common stock outstanding.

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one)

                          Yes          No  X
                             ----        -----

                               VYREX CORPORATION

                                 FORM 10 - QSB
                                QUARTERLY REPORT

                               TABLE OF CONTENTS



                                                                                               Page
                                                                                               ----
Facing Sheet                                                                                     1

Table of Contents                                                                                2

Part I FINANCIAL INFORMATION

         Item 1 - Financial Statements
                        Balance Sheets                                                           3
                        Statements of Operations                                                 4
                        Statements of Cash Flows                                                 5
                        Notes to Financial Statements                                            7

         Item 2 - Management's Discussion and
                        Analysis of Financial Condition
                        And Results of Operations                                                8

Part II OTHER INFORMATION                                                                        9

Signature                                                                                       10

Exhibit Index                                                                                   11

                               VYREX CORPORATION
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS
                                  (Unaudited)

                                                          September 30             December 31
                                                                  1996                    1995
                                                          ------------             -----------
Assets
Current Assets
 Cash                                                       $1,994,911             $    65,995
 Short - term investments                                    2,958,840                      --
                                                            ----------             -----------
           Total current assets                              4,953,751                  65,995
 Deferred offering costs                                            --                  98,640
 Furniture and equipment, net of
    accumulated depreciation of $49,484 in
    1996 and $38,685 in 1995                                    51,111                   8,391
Patents, trademarks and copyrights,
    net of accumulated amortization of
    $10,212 in 1996, and $7,953 in 1995                        200,510                 132,266
                                                            ----------             -----------
           Total assets                                     $5,205,372                $305,292
                                                            ==========             ===========
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
  Accounts payable and accrued liabilities                     163,042                $122,382
  Notes payable                                                      _                 300,000
                                                            ----------             -----------
           Total current liabilities                           163,042                 422,382

Commitments and contingencies
Stockholders' Equity (deficit):
   Preferred stock $.001 par value; 10,000,000
   shares authorized; none issued                                   --                      --
 Common stock, $.001 par value; 50,000,000
   Shares authorized; 6,345,700 shares out-
   standing in 1996 and 5,203,805 shares
   outstanding in 1995                                           6,346                   5,204
 Additional paid-in capital                                  9,227,530               3,285,905
 Deficit accumulated during development
   stage                                                    (4,191,546)             (3,408,199)
                                                            ----------             -----------
           Total stockholders equity (deficit)               5,042,330                (117,090)
                                                            ----------             -----------
                                                           $ 5,205,372                $305,292
                                                            ==========             ===========

           See accompanying notes

                               VYREX CORPORATION
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS

             THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996
          AND 1995 AND PERIOD FROM INCEPTION THROUGH SEPTEMBER 30, 1996
                                  (unaudited)


                                         Three Months Ended          Nine Months Ended       Cumulative
                                            September 30                September 30           Amount
                                      -----------------------     -----------------------      From
                                         1996           1995         1996          1995       Inception
                                      ---------       -------     ----------     --------   ------------
 Revenue from licensing agreement
  and sales of access to and option to
  acquire technology                    $     --      $10,000     $      --      $10,000       $310,000
Operating expenses:
  Research and development               144,213       58,710       258,457      181,076      1,782,430
  General and administrative             285,333       17,711       645,044      133,459      1,515,322
                                       ---------     --------     ---------    ---------    -----------
                                         429,546       76,421       903,501      314,535      3,297,752
                                       ---------     --------     ---------    ---------    -----------

Loss from operations                    (429,546)     (66,421)     (903,501)    (304,535)    (2,987,752)

Other income (expense):
 Investment income                        54,422           --        63,808           --         63,808
 Interest income                          20,382          167        56,346        1,333         82,298
 Charge from issuance of stock
  options for arranging bridge
  financing                                   --           --            --           --     (1,349,900)
                                          74,804          167       120,154        1,333     (1,203,794)
                                       ---------     --------     ---------    ---------    -----------
Net loss:                              $(354,742)    $(66,254)    $(783,347)   $(303,202)   $(4,191,546)
                                       =========     ========     =========    =========    ===========
Loss per share                           $(0..06)      $(0.01)       $(0.13)      $(0.05)
Shares used in computing loss per
  share                                6,345,700    6,137,020     5,486,925    6,137,020
                                       =========    =========     =========    =========

See accompanying notes

                               VYREX CORPORATION
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
             NINE MONTH PERIODS ENDED SEPTEMBER  30, 1996, AND 1995
              AND PERIOD FROM INCEPTION THROUGH SEPTEMBER 30, 1996


                                                                Nine Months Ended        Cumulative
                                                                   September 30,           Amount
                                                            -------------------------       From
                                                                1996          1995        Inception
                                                            -----------    ----------    -----------
Operating activities:
 Net loss                                                    $(783,347)    $(303,202)    $(4,191,546)
Adjustments to reconcile net loss
  to net cash used in operating
  activities:
 Depreciation and amortization                                  13,058         9,562          59,411
 Charges to expenses for value of
  notes, stock and stock options
  issued as compensation                                            --            --       1,450,523
Changes in operating assets and liabilities:
 Accounts payable and accrued
    liabilities                                                 40,660       (18,408)        163,042
                                                           -----------     ---------     -----------
           Net cash used in operating activities              (729,629)     (312,048)     (2,518,570)

Investing activities:
 Sale of U.S. Treasury bill                                         --            --         100,000
 Purchases of:
 Short-term investments                                     (2,958,840)           --      (3,057,860)
 Furniture and equipment                                       (53,519)           --        (100,595)
 Patent, trademark and copyright
   costs                                                       (70,503)           --        (204,022)
 Organization costs                                                 --            --            (695)
           Net cash used in investing activities            (3,082,862)           --      (3,263,172)
                                                           -----------     ----------    -----------

(Statements of cash flows continued)

                                                   September 30,     September 30,
                                                          1996                1995        Cumulative
                                                   -------------       -----------       -----------
Financing activities:
 Advance from potential investor groups:
    Proceeds                                                  --               --            100,000
    Repayments                                                --         (100,000)          (100,000)
 Proceeds from notes payable                                  --               --            450,000
 Repayment on note payable                               (50,000)              --            (50,000)
 Net proceeds from issuance
  of common stock                                      5,791,407          391,947          7,376,653
                                                      ----------         --------         ----------

           Net cash provided by
            financing activities                       5,741,407          291,947          7,776,653
                                                      ----------         --------         ----------

Net increase in cash                                   1,928,916          (20,101)         1,994,911

Cash, beginning of period                                 65,995           58,468                 --
                                                      ----------         --------         ----------

Cash, end of period                                   $1,994,911         $ 36,367         $1,994,911
                                                      ----------         --------         ----------


See accompanying notes

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

           The Company has been in the development stage since its inception. Its major activities through September 30, 1996 have been limited to conducting research and development related to its proposed products and raising funds for such activities.

Note 2 - Basis of presentation:
           The accompanying financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of the financial position as of September 30, 1996, and the results of operations for the three and nine month periods ended September 30, 1996 and 1995. The results of operations for the periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

Note 3 - Stockholders' equity:
           In March 1996, the Company sold one million units to the public at $
           6.50 per unit resulting in net proceeds to the Company, after offering costs, of approximately $ 5,700,000. In May 1996, the Underwriters exercised a portion of their overallotment which resulted in additional net proceeds to the Company of $ 323,811. Each unit consists of one share of Vyrex common stock and one warrant to purchase an additional share of Vyrex common stock at an exercise price of $ 8 per share.

           In June of 1996, in accordance with the terms of the notes, the Company converted notes payable of $ 250,000, plus accrued interest of $ 4,392, into 84,798 shares of common stock.

Note 4 - Share information:
           For the periods prior to the initial public offering completed on March 22, 1996, per share information was computed pursuant to the rules of the Securities and Exchange Commission (SEC), which require that common and preferred stock issued by the Company during the 12 months immediately preceding the Company's initial public offering, plus a number of common shares issuable pursuant to the grant of stock options during the same period, be included in the calculation of the shares outstanding using the treasury stock method.

           For the periods subsequent to the consummation of the initial public offering, per share information is computed using the weighted average number of common shares and common share equivalents outstanding when applying the treasury stock method. Common share equivalents result from the outstanding options and warrants to purchase common stock. Common share equivalents have not been included in computing net loss per share since the effect would have been antidilutive.

Note 5 - Subsequent events:
           The Company announced that it had entered into a letter of intent to purchase Nutrition 21, a California limited partnership effective October 30, 1996. Nutrition 21 is involved in the sale of trace mineral nutrients, such as selenium and chromium and is the exclusive supplier of chromium picolinate. The Company has agreed to purchase Nutrition 21 for $ 18 million in a combination of cash and notes (which are convertible into Vyrex Common Stock) payable over a period of four years. The letter is subject to numerous conditions precedent including due diligence and preparation and approval of definitive agreements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

           Loss from operations was $ 429,546 for the period ended September 30, 1996 as compared to $ 66,421 for the similar period in 1995.
           The composition of these figures analyzed in their respective functional areas is as follows: (1) for the three month period of 1996, research and development expenses amounted to $ 144,213 as compared to $ 58,710 in the similar period of 1995, an increase of $ 85,503 and (2) general and administrative expenses in the same period of 1996 versus 1995 were $ 285,333 compared to $ 17,711 amounting to an increase of $ 267,622.

           Other income for the three month periods ended September 30, 1996 and September 30, 1995 were $ 78,804 and $ 167, respectively. For the nine month periods it was $ 120,154 versus $ 1,333, respectively. The difference resulted primarily from interest income.

Liquidity and capital resources:

           The Company had a working capital deficit of approximately $ 356,000 at December 31, 1995. As a result of the Company's initial public offering of its common stock effective March 22, 1996, which netted proceeds of approximately $ 5.7 million, the Company has working capital of approximately $ 4.79 million as of September 30, 1996.

           During the balance of this year, the Company's principal capital requirements will be related to engaging the employment of professional and other qualified personnel for research projects and other corporate positions.

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

Item 2 - Changes in securities
                 Not applicable

Item 3 - Defaults upon senior securities
                 Not applicable

Item 4 - Submission of matters to a vote of security holders
                 Not applicable

Item 5 - Other information
                 Not applicable

Item 6 - Exhibits and reports on Form 8-K
                 (a) Exhibit 27
                 (b) Reports on Form 8-K

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            Vyrex Corporation



Date:   November 14, 1996                          By:  /s/  JOHN J. ROTH
                                                        ------------------------
                                                            John J. Roth
                                                         Chief Financial Officer
                                                   (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit 27 - Financial Data Schedule