Form 10KSB40
period 1996-12-31
VYREX CORP
filed 1997-03-26
CIK 933972

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                 FORM 10-K SB

/ X /     Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

                  For the Fiscal Year ended DECEMBER 31, 1996

/_ /      Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from ________ to ________.

Commission file number : 000-27866

                               VYREX CORPORATION
          (Name of small business issuer as specified in its charter)

             NEVADA                                    88-0271109
  (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization)

            2159 AVENIDA DE LA PLAYA, LA JOLLA, CALIFORNIA 92037
                   (Address of principal executive offices)

                                (619) 454-4446
                (Issuer's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
                            Common Stock, Par Value $.001
                                      Warrants
                                  (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X        No _____

Check there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K SB or any amendment to this Form 10-K SB.
[X]

State issuers revenues for its most recent year:  $0.00.

State the aggregate market value of the voting stock held by non affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a date within the past 60 days: $20,977,254 as of March 11, 1997

State the number of shares outstanding of each of the issuers classes of common equity, as of latest practicable date:

Common Stock -- 7,121,209 as of March 12, 1997 Warrants to purchase common stock -- 1,239,701 as of March 12, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

The issuer's definitive Proxy Statement for its Annual Meeting of Shareholders to be submitted to the commission on or before April 30, 1997 and the Form 8-K dated July 11, 1996 are is incorporated by reference in Part III of this Form 10-KSB to the extent stated herein.

Transitional Small Business Disclosure Format

Yes  _____     No  X

                                    PART I

ITEM 1.   BUSINESS

GENERAL

Certain statements in this Form 10-KSB regarding future expectations and financial performance may be regarded as "forward-looking statements" within the meaning of the U.S. Securities Litigation Reform Act. They are subject to various risks and uncertainties, such as those described in the Risk Factors section, and elsewhere, in this Form 10-KSB, and in the Company's Securities and Exchange Commission filings. Actual results may vary materially.

                                  THE COMPANY

     Vyrex Corporation is a research and development stage company seeking to discover and develop biopharmaceuticals for the treatment and prevention of various disorders and conditions including AIDS, cancer, aging, and respiratory, cardiovascular and neurodegenerative diseases. Based on its research efforts in biology, chemistry and medicine, Vyrex is currently involved in the early stages of investigation and development of several potential therapeutic products. Currently the Company's research focuses mainly in the following five areas: targeted antioxidant therapeutics; annotated genomics utilizing the Company's proprietary CD-tagging-TM- method; therapeutic cyclodextrins; apoptosis-inducing cancer therapeutics and nutraceuticals. The principal objective of the Company is to develop and commercialize new therapeutic products which can safely and effectively prevent and combat disease. The Company believes the synergy which may result from its investigation into antioxidation, annotated genomics, cyclodextrins, apoptosis-induction and nutraceuticals could accelerate the discovery of new therapeutic products.

     TARGETED ANTIOXIDANT THERAPEUTICS. There has been a substantial increase in recent years in research into the toxicity of oxygen and species of oxygen generally referred to as reactive oxygen species or free radicals. Vyrex believes oxygen and free radicals play important roles in a wide variety of diseases and conditions including infection, inflammation, AIDS, Alzheimer's disease, atherosclerosis, arthritis, autoimmune diseases, brain trauma, asthma, cancer, diabetes, hypertension, heart disease, neurologic disorders, ischemia reperfusion injury and the aging process. Vyrex believes oxidative stress is a basic mechanism underlying these pathogenic processes, and that oxidative stress may be closely associated with the process of apoptosis or intrinsic cell death. Vyrex's research in the area of antioxidant therapeutics focuses primarily on the development of a range of potential therapeutic products that may effectively treat or prevent oxidative damage and disease processes believed to be caused or accelerated by oxidative stress, and is the basis for the Company's potential antioxidant therapeutics, Panavir-R- and Vantox-R-.

     ANNOTATED GENOMICS. A major goal of recent human biology research is to decipher the human genome. With the gene databases rapidly filling, the Company and others believe the next step is not only to discover the genes but also to discover the genes' functions. The Company has recently acquired an exclusive world-wide license to a novel gene research method, called CD-Tagging-TM-. CD-Tagging-TM- is a proprietary functional genomics technology that incorporates hereditary tags into genes, transcripts and proteins via recombinational events at the DNA level. CD-Tagging-TM- can be used to analyze known genes and gene products (proteins) and to identify and characterize new genes and gene products. The Company believes that CD-Tagging-TM- provides significant advantages over current methods by which genes and proteins are discovered and characterized. These advantages include rapid identification and analysis of genes and proteins in their natural cellular and/or organismal environments, direct purification of tagged proteins from tagged cells by immunoaffinity methods, direct amplification of tagged proteins from tagged cells, and assessment of gene function via modulation of gene expression in vivo. The Company intends to use CD-Tagging-TM-, among other things, to identify genes whose proteins are expected to serve as the basis for new diagnostic agents and therapeutic drugs. The Company plans to develop CD-Tagging-TM- for its own drug discovery purposes, sublicense the technology for both research and commercial purposes and enter other collaborations.

     THERAPEUTIC CYCLODEXTRINS. One of the Company's goals is the development of certain therapeutic agents that address the basic incompatibility between lipid or fat-like substances, and water or water based substances. Cyclodextrins appear to be such agents. Cyclodextrins are water soluble modified starches containing cavities which can hold hydrophobic molecules (molecules that do not like to associate with water). Cyclodextrins have been used in the delivery of hydrophobic drugs, cosmetics and food substances. Vyrex is conducting research into the use of cyclodextrins for the removal of lipids and other water insoluble substances from the body, when their presence is considered to be the basis for certain disorders or conditions. Cyclodextrins are the basis for the Company's potential therapeutic products Cerex-TM- and Vyderm-TM-.

     APOPTOSIS-INDUCING CANCER THERAPEUTICS. Recent cancer research has indicated cancer cells may be resistant to apoptosis. Simply put, it appears cancer cells may not "know" when to die, and therefore keep on growing and invading the body, leading to the eventual death of the entire organism. Vyrex is conducting research to discover apoptosis-inducing substances which can be developed into potential therapeutic products for the treatment of cancer. The Company also believes certain natural substances from the plant, fungal, seaweed, bacterial and animal kingdoms may be important as apoptosis-inducing agents. Some of the Company's scientists, as well as certain of its principal scientific advisors, have what they regard as significant experience in the chemistry, biology, and potential therapeutic uses of naturally occurring substances from around the world. Vyrex is involved in a continuing investigation directed toward the identification and development of natural product-derived apoptosis-inducing agents, which could be developed into potential therapeutic products.

     NUTRACEUTICALS. Nutraceuticals are nutritional supplements which may play important roles in the prevention and treatment of disease. The Company believes the popularity of nutritional supplements appears to be increasing with medical practitioners and health-conscious consumers. The Company believes that this trend will continue and the market should grow. The Company hopes to leverage its extensive knowledge of vitamins, minerals, phytochemicals and other natural products in the development of nutritional supplements, nutraceuticals and natural pharmaceuticals for the marketplace. The Company is currently investigating such potential products. Such potential products may include new chemical entities or new formulations of existing chemical entities. Potential products may be developed internally or in-licensed. Future proprietary positions, if any, may range from full patent protection to non-proprietary products without protection.

CURRENT PRINCIPAL THERAPEUTICS AND POTENTIAL PRODUCTS

     PANAVIR-R-. Panavir-R- is an antioxidant that the Company believes may inhibit HIV proliferation and may target the events leading to the slow progressive deterioration of the immune system. The Company believes Panavir-R-directly inhibits HIV-1 replication in part by interfering with the attachment of the virus to the infected cells and also by inhibiting the syncytia-inducing strains of HIV-1. (It is believed that the most pathogenic strains of HIV-1 are those which lead to the formation of multinucleated giant cells called syncytia.) Panavir-R- may also prevent activation of HIV-1 in latently and chronically infected cells, which is an activity not shown by any of the approved reverse transcriptase inhibitors or protease inhibitors. The Company believes the inhibition of viral activation in latently infected cells to be one of the most desirable attributes of an anti-HIV/AIDS drug.

     The Company believes the activation of HIV infection from the latent state is associated with increased intracellular levels of oxygen free radicals. The antioxidant and free radical scavenging activity of Panavir-R- inhibited activation of HIV-1 in latently infected cells. Chronic and inappropriate activation of immune cells in HIV infection has been linked to abnormal secretion of certain immunological hormone-like substances called cytokines. Cytokines appear to be associated with increased production of oxygen free radicals. Based on the results of the preliminary tests completed to date, Panavir-R- appears to inhibit the activity of certain of these cytokines, including interleukin-1 and tumor necrosis factor alpha. The Company hopes that Panavir-R- will allow HIV positive individuals to remain healthy by preventing latently infected cells from reactivating, as well as interfering with viral replication and transmission to other cells when infected cells are activated by certain processes.

     In May of 1992, the Company received an Investigational New Drug allowance from the FDA for a Phase I/II human clinical trial using Panavir-R- to treat patients infected with the HIV virus. This phase of the Panavir-R- study began in July of 1992 and was completed in October of 1995. This trial examined safety, bioavailability and pharmacokinetics in a small group of patients. Results indicated that Panavir-R- was well tolerated and achieved targeted serum levels. CD4 counts, which normally decline in untreated AIDS patients, were stabilized, but did not show a significant increase. During 1996, the Company synthesized several new Panavir-R- analogs. These compounds have undergone pharmacologic testing and exhibit potent antioxidant activity. Currently, these compounds are undergoing additional testing in HIV activity assays, mitochondrial protection assays and cytotoxicity assays.

     The requirements for the study of anti-HIV drugs are in a continuing state of evolution at the FDA and, as a result, the costs of such studies or the type or size of the protocol that will be required by the FDA cannot be predicted. Further trials may be required which will involve the treatment of at least several hundred patients with Panavir-R- alone, or in combination with approved drugs. There can be no assurance such requirements would not have a material adverse impact on the Company's ability to develop Panavir-R- as a marketable product. (See "Risk Factors -- Government Regulation.")

     VANTOX-R-. Vantox-R- is a family of potential antioxidant drugs which the Company believes may be useful for various indications including respiratory, cardiovascular and neurodegenerative diseases. Vantox-R- I is a vaporizable drug which the Company believes may protect the lungs against oxidative damage.

In preliminary experiments in rats, Vantox-R- I offered protection against lung damage from exposure to 100% oxygen and injection of paraquat, both of which are substances that appear to damage the lungs by free radical processes. Based on these results, the Company believes Vantox-R- might offer protection against environmental pollutants such as smoke and ozone that appear to damage the lungs by free radical processes. However, no assurance can be given that clinical trials will be allowed or undertaken, and if they are, that the clinical trials will be successful, or such protection will be confirmed. During 1996, the Company investigated clinical delivery methods for Vantox-R- I and worked on identifying preclinical studies required for an IND filing. Also in 1996, the Company synthesized several Vantox-R-pro-drugs and analogs. These compounds may have uses in cardiovascular and neurodegenerative diseases and may be delivered orally or parenterally. Currently, these compounds are being tested in mitochondrial protection assays and cytotoxicity assays.

   Potential products and potential uses of Vantox-R- I include:

   An inhaler for people in noxious or allergenic environments, (e.g., in heavy motor vehicle traffic, in smoky or dusty areas, and in smoggy weather).
   A treatment for asthma, bronchitis, emphysema and reactive airway diseases. An inhalation treatment for patients receiving therapy with drugs known to harm the lungs (e.g. bleomycin, an important anticancer drug).
   A protectant for patients receiving hyperbaric or hyperoxic therapies, (e.g.
     premature infants, asthmatics, emphysemics, and victims of adult respiratory distress who have been placed on respirators or in chambers in order to receive supplemental oxygen).
   An additive in breathing systems, especially of workers in hazardous environments, (e.g. firemen, divers, miners, painters, and industrial workers).
   A filter additive for tobacco products.
   A treatment for upper respiratory tract disorders such as rhinitis and rhinosinusitis.

     CEREX-TM-. Cerex-TM- is a proposed treatment for the removal of cerumen (ear wax) which was developed by the Company during its search for carrier molecules which could hold and deliver highly lipophilic (oil-like) drugs. The Company has evaluated the ability of these carrier molecules to remove lipids from the skin and hair and, in particular, the ability of these carriers to remove cerumen form the ear canal. Test tube experiments demonstrated some of these carrier molecules appeared to be effective at softening and dispersing cerumen.

     The active ingredient in Cerex-TM- (a cyclodextrin) is believed to be non-toxic and is biodegradable. Its behavior is believed by Vyrex to be unique in that it is a water solution that effectively disperses the waxy, oily mixture of cerumen. During 1996, animal studies were conducted to evaluate Cerex-TM-. Results indicated Cerex-TM- was well tolerated. Currently, the Company is working on new formulations to optimize performance.

     OTHER PROJECTS - During 1996 screening assays to identify potential apoptosis inducing cancer therapeutics were initiated. Currently several compounds are being evaluated using these assays.


LICENSING AGREEMENTS

     As part of its strategy for developing and commercializing certain potential products the Company has entered into research collaborations and licensing agreements. There can be no assurance the Company will be able to enter into additional collaborative agreements, or that its existing licensing agreements will result in actual product development or successful commercialization of any potential product. Three licensing arrangements which the Company has entered into are summarized below:

     POLLUFIL TRADING, S.A. In November, 1995, the Company entered into a License Agreement with Pollufil Trading, S.A., Tobacco Division ("Pollufil Agreement") pursuant to which the Company granted Pollufil Trading, S.A. an exclusive world-wide license to commercialize certain Vantox-R- technology for use as an antioxidant cigarette filter additive to scavenge free radicals and/or to quench and/or chain terminate free radical reactions in cigarette smoke. The license lasts for the term of the Company's patents on its Vantox-R-technology. The Company received a fee of $10,000 on signing a Letter of Intent to enter into the Pollufil Agreement. Under the Pollufil Agreement, the Company is entitled to receive two additional payments totaling $90,000 upon the achievement of certain milestone events with respect to testing of the potential products sought to be developed using the licensed technology. Unless the Pollufil Agreement is terminated and the Company's technology is not utilized by Pollufil Trading, S.A., the Company is also entitled to royalties in the amount of ten percent of the gross proceeds received by Pollufil in connection with the licensed technology, and minimum annual royalties commencing June 1, 1996 of $300,000 per year, paid in arrears. Pursuant to the agreement Pollufil pays all costs of development, and Vyrex provides technical assistance.

     AMERICAN QUALEX INTERNATIONAL, INC. In December, 1995, the Company entered into a License Agreement with American Qualex International, Inc. ("Qualex Agreement") pursuant to which the Company granted American Qualex International, Inc. ("AQI") a three year exclusive world-wide license to manufacture and market DNA molecules encoding one or more universal Epitopes, antibodies to the universal epitopes, any kits containing the referenced antibodies or DNA molecules, and any custom epitope-tagging services employing the referenced antibodies or DNA molecules. Under the Qualex Agreement, the Company is entitled to receive royalties in the amount of 50% of the gross proceeds received from the sale of products manufactured and marketed by AQI using the licensed technology. For distributorships and original equipment manufacturer sales the parties have agreed to negotiate appropriate royalty rates. The Company is responsible for certain costs and expenses in connection with the manufacture and marketing of the licensed technology. If the License Agreement is not renewed, it automatically converts to a non-exclusive license, which may be bought out by Vyrex under certain conditions.

     JONATHAN W. JARVIK, PH.D. In January, 1996, the Company entered into a License Agreement with Jonathan W. Jarvik, Ph.D. ("Jarvik Agreement") pursuant to which Dr. Jarvik granted the Company a 99 year exclusive world-wide license to develop and market certain technology, processes and potential products relating to a gene research method discovered by Dr. Jarvik called CD-Tagging-TM-. Dr. Jarvik presently has a patent application pending and a notice of allowance, concerning CD-Tagging-TM-. The Company is responsible for all costs and expenses in connection with processing the patent application and the future development of the licensed technology. Dr. Jarvik will receive royalties in the amount of 4% of the gross proceeds received from the sale by Vyrex of certain defined products developed by CD-Tagging-TM- not including sales by sublicensees. Dr. Jarvik shall also receive royalties in an amount equal to the lesser of: 7% of the gross proceeds received by each sublicensee from products developed with the sublicensed technology; or 50% of any royalty received by Vyrex from each sublicensee. In addition, Dr. Jarvik shall receive 20% of any sublicense fees received by Vyrex. Dr. Jarvik also is entitled to an annual maintenance fee in the amount of $35,000 less all other compensation paid to Dr. Jarvik as salary or similar compensation. The License Agreement may be terminated by Dr. Jarvik or converted to a non-exclusive license in the event Vyrex fails to comply with certain obligations under the Agreement.

RESEARCH COLLABORATION

During 1997 the Company entered into research collaborations with two companies to further development of its CD-Tagging-TM- technology.

     SEQWRIGHT. SeqWright LLC is a gene sequencing company based in Houston, Texas, and co-founded by Richard Gibbs, Ph.D., Director of Baylor University's Human Genome Sequencing Center. The collaboration will focus on using Vyrex's proprietary CD-Tagging-TM- technology to construct mouse and human genome functional libraries. These efforts will include the tagging of human genomic cosmids and the characterization of tagged DNA, proteins and clones. It is hoped that the information obtained in the construction of such libraries will assist in the discovery of therapeutic targets for drug development and commercialization. Discoveries will be owned solely by Vyrex.

     THE IMMUNE RESPONSE CORPORATION. The Immune Response Corporation is a Carlsbad, California based biopharmaceutical company. This collaboration will pair Vyrex's CD-Tagging-TM- technology, by way of an exclusive limited-scope license, with Immune Response's extensive research capability, expertise in molecular biology and gene therapy. The research will focus on the discovery of proteins and small molecules which may lead to the development of drugs for the treatment of central and peripheral nervous system injury. The companies will share equally the ownership of proprietary discoveries within the scope of the collaboration, while Vyrex will retain ownership of vectors and all discoveries that fall outside the scope of the project.

SOURCES OF SUPPLY

     The principal raw materials used in the Company's proposed products, have been obtained from several large chemical suppliers. If and when the Company begins production on a commercial scale, its use of raw materials will significantly increase. The Company could experience raw material shortages which, in turn, could affect its ability to produce products. The Company may, from time to time, rely on a single supplier for one or more of the raw materials and may represent a significant portion of any such supplier's total output. Although the Company believes there are and will continue to be alternative sources for each of its anticipated raw materials, there can be no assurance this will be the case or that the qualification of additional vendors will not delay the Company's ability to manufacture product. The Company does not have any contracts with any suppliers of the raw materials used in the development of its proposed products.

COMPETITION

     The biotechnology and pharmaceutical industries are intensely competitive. There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in research and development of pharmaceutical products. Most of the Company's existing or potential competitors have substantially greater financial, human and other resources than the Company and may be better equipped to develop, manufacture and market products. In addition, many of these companies have extensive experience in preclinical testing and human clinical trials. These companies may develop and introduce products and processes competitive with or superior to those of the Company, and many of these companies may be further along in the product development and approval process for their potential products.

     The Company's competition will be determined in part by the potential indications for which the Company's proposed products are developed and ultimately approved, if at all, by regulatory authorities. For most, if not all, of the Company's potential products, an important factor in competition will be the timing of market introduction of competitive products. Accordingly, the relative speed with which the Company can develop potential products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market are expected to be important competitive factors. The Company expects competition among products approved for sale will be based, among other things, on product effectiveness, safety, reliability, availability, price and the strength of the patents on which such products are based.

     The Company's competitive position also depends upon its ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes and secure sufficient capital resources for the very substantial period between technological conception and any commercial sales, which may develop. There can be no assurance the Company will be able to compete successfully.

PATENTS AND PROPRIETARY TECHNOLOGY

     A United States Patent was issued in 1991 for methods of inhibiting viral and retroviral infections via the use of various antioxidants corresponding to the formulae set forth in the subject patent. The patent has been assigned to the Company and describes the primary proprietary technology underlying the Company's proposed Panavir-R- products.

     A United States Patent was issued in 1992 for methods of inhibiting viral and retroviral replication and for treating viral and retroviral infections via the administration of compositions containing tocopherol, or a tocopherol derivative, or a pharmaceutically effective product thereof. The Company is one of two assignees of this patent, with Biodor U.S. Holding.

     A United States Patent was issued in 1994 directed to certain preparations and methods for dilipidation of skin or hair through the use of cyclodextrin and cyclodextrin derivative preparations such as hydroxypropyl cyclodextrin. This patent also is directed to cerumen removal methods involving introduction of cyclodextrin preparations to the ear canal, resulting in the removal of ear wax and related substances. This patent has been assigned to the Company.
This patent describes the proprietary technology of the Company underlying its proposed Cerex-TM- products.

     A United States Patent was issued in 1994 involving airborne protectants against oxidative tissue damage. This patent is directed to certain methods for preventing free radical-induced oxidative damage and inflammatory response in biological tissue through the use of vapor-phase, phenolic antioxidants such as vaporized 2,6-diisopropylphenol. This patent has been assigned to the Company and describes the technology underlying the Company's proposed Vantox-R-products.

     A United States Patent was issued in 1995 directed to certain methods for delipidation of skin or hair through the use of cyclodextrin and cyclodextrin derivative preparations such as hydroxypropyl cyclodextrin. This patent is also directed to cerumen removal methods involving introduction of cyclodextrins to the ear canal resulting in the removal of ear wax and related substances. This patent has been assigned to the Company. This patent describes the proprietary technology of the Company underlying its proposed Cerex-TM- products.

     A United States Patent was issued in 1995 directed to certain methods for the prevention and treatment of poison ivy and poison oak dermatitis through the use of cyclodextrins in applications to complex urushiols. This patent is also directed to methods of desensitizing against urushiol - induced dermatitis through cyclodextrin - urushiol complexes. This patent has been assigned to the Company and describes the technology underlying the Company's proposed Vyderm-TM- products.

     A United States Patent was issued in 1995 also involving airborne protectants against oxidative tissue damage. This patent is also directed to methods for preventing free radical-induced oxidative damage and inflammatory response in biological tissue through vapor-phase, phenolic antioxidants, such as vaporized 2,6-diisopropylphenol. This patent has been assigned to the Company and describes the technology underlying the Company's proposed Vantox-R- products.

     A United States Patent was issued in 1996 directed to a certain delivery formulation for Probucol, related to the Company's Panavir-R- product.

     Two patents have been filed related to the Company's CD-Tagging-TM-technology and a "Notice of Allowance" has been received from the United States Patent office on the first filing.

     The Company has patent applications pending in the United States and there have been foreign counterparts filed for certain of the Company's patent applications. One of the U.S. patent applications and certain foreign patent filings are jointly owned by the Company and Biodor U.S. Holding. Pursuant to the Jarvik Agreement the Company is also responsible for processing the patent application pending in the name of Dr. Jarvik regarding a CD Tagging-TM- method.

     The protection of proprietary rights relating to the Company's proposed products, processes and know-how is critical for the Company's business. The Company intends to file patent applications to protect technology, inventions and improvements that are considered important to the development of its business. The Company also intends to rely on unpatented trade secrets for a part of its intellectual property and property rights, and there can be no assurance others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its rights to any patented or unpatented technology.

     Although the Company intends to seek patent protection for its proprietary technology and potential products in the United States and in foreign countries, the patent positions of biotechnology and pharmaceutical firms, including that of the Company, are generally uncertain and involve complex legal and factual questions. Consequently, the Company does not know whether any of the patent applications pending, or the unfiled patent applications which it is considering will result in the issuance of any patents, whether the patents which it owns will provide significant proprietary protection, or whether they will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents issue, and publication of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months, at the time of filing a patent application or during the research phase prior to application the Company can not be certain it will be deemed the first creator of inventions covered by any future patent applications or that it will be deemed the first to file patent applications for such inventions. There can be no assurance all United States or foreign patents that may pose a risk of infringement can or will be identified. If the Company is unable to obtain a license(s) where it may have infringed on other patents, it could encounter delays in product market introductions while it attempts to design around such intellectual property rights, or could find that the development, manufacture or sale of potential products requiring such licenses could be prevented. In addition, the Company could incur substantial costs in defending against suits brought against it in connection with such intellectual property rights or prosecuting suits which the Company brings against other parties to protect its intellectual property rights. Competitors or potential competitors may have filed applications for, or have received patents and may obtain additional patents and proprietary rights relating to, compounds or processes competitive with those of the Company. See "Business -- Competition."

     The Company will generally require all or certain of its employees, consultants and advisors to execute a confidentiality agreement either upon the commencement of an employment or consulting relationship with the Company or at a later time. There can be no assurance these agreements will provide meaningful protection for the Company's trade secrets in the event of unauthorized use or disclosure of such information.

     The protection of intellectual properties owned by technology firms, including the Company is subject to uncertainty and involves complex legal and factual questions. The degree of future protection for the Company's proprietary technology rights is therefore uncertain. There can be no assurance the Company's efforts to protect its intellectual property will prove to be adequate. See "Risk Factors -- Patents and Proprietary Rights."

TRADEMARKS

     The Company owns trademarks registered with the United States Patent and Trademark Office ("USPTO") for the names Panavir-R-, Vantox-R-, and its logo in connection with the name Vyrex. Federally registered trademarks have a perpetual life, as long as they are renewed on a timely basis, subject to the rights of third parties to seek cancellation of the marks. The Company has filed other trademark applications, may claim common law trade name rights as to other potential products, and anticipates filing additional trademark applications in the future.

GOVERNMENT REGULATION

     The research and development, manufacture and marketing of the Company's potential products are subject to extensive regulation by the FDA and by other federal, state, local and foreign entities, which regulate, among other things, research and development activities and the testing, manufacture, labeling, storage, record keeping, safety, advertising and promotion of pharmaceutical products. Governmental review of new drugs, devices or biologicals is an uncertain, costly and lengthy process.

     The Federal Food, Drug and Cosmetic Act, the Public Health Services Act, the Controlled Substances Act and other federal statutes and regulations govern or influence all aspects of the Company's business. Noncompliance with applicable requirements can result in fines and other judicially imposed sanctions, including product seizures, injunction actions and criminal prosecutions. In addition, administrative remedies can involve voluntary recall of products, and the total or partial suspension of products as well as the refusal of the government to approve pending applications or supplements to approved applications. The FDA also has the authority to withdraw approval of drugs in accordance with statutory due process procedures.

     Ongoing compliance with these requirements can require the expenditure of substantial resources. Any failure by the Company, or possible licensees to obtain, or any delay in obtaining, required regulatory approvals would adversely affect the planned marketing of the Company's proposed products and the Company's ability to derive product or royalty revenue.

     The FDA's regulatory system requires an initial determination of whether a subsequent filing by the Company for that product will be classified by the FDA as a drug, device or biological. The FDA has different approval procedures for drugs, devices and biologicals. The Company believes most, if not all, of its currently proposed products will be classified as drugs, although the Company may develop proposed new potential products or potential therapeutic agents in the future which are considered devices or biologicals. If the Company is required to submit any application to the FDA as a biological, or device, the application process may be significantly longer, more expensive and certain different compliance procedures would apply than those for a drug as described below.

     The steps required by the FDA before a new drug may be marketed in the United States include: (a) preclinical studies; (b) submission to the FDA of a request for authorization to conduct human clinical trials in an Investigational New Drug (IND) application, which includes the test data of the preclinical studies and the proposed protocols (study designs) for clinical trials (an IND allows evaluation of the new drug in controlled clinical studies); (c) adequate and well controlled human clinical trials to establish the safety and effectiveness of the drug for its intended use; (d) submission to the FDA of a New Drug Application ("NDA"); and
(e) review and approval of the NDA by the FDA before the drug may be shipped or sold commercially.

     In addition to obtaining the FDA's approval of an NDA for each of a Company's proposed products, each manufacturing establishment for new drugs must receive some form of approval by the FDA. Among the conditions for such approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to the FDA's Good Manufacturing Practices regulations, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, monies and effort in the area of production and quality control to ensure full technical compliance. Manufacturing establishments, both foreign and domestic, also are subject to inspections by or under the authority of the FDA and by other federal, state or local agencies.

     In general, the clinical testing for new compounds required by the FDA is an extremely costly, ongoing, multi-year project. The FDA itself estimates clinical drug development time requirements average five years, but range from two to ten years. Finally, the Company or the FDA may suspend clinical trials at any time if it is felt that the subjects or patients are being exposed to an unacceptable health risk. Other competitors of the Company have had their proposed pharmaceutical clinical trials halted due to safety concerns.

     The process of completing clinical testing and obtaining FDA approval of a NDA is likely to take a number of years and require the expenditure of substantial resources. If an application is submitted, there can be no assurance the FDA will review and approve the NDA in a timely manner if at all. Even after initial FDA approval of the NDA has been obtained, further studies, including post-market studies, may be required to provide additional data on safety or effectiveness and will be required to gain approval for the use of a potential product as a treatment for clinical indications other than those for which the potential product was initially tested. Also, the FDA will require post-market reporting and may require surveillance programs to monitor the side effects of the drug. Results of post-marketing programs may limit or expand the further marketing of the potential products. Further, if there are any modifications to the drug, including changes in indication, manufacturing process, labeling, or a change in manufacturing facility, an NDA supplement may be required to be submitted to the FDA.

     Whether or not FDA approval has been obtained, approval of a potential product by regulatory authorities in foreign countries must be obtained prior to the commencement of marketing of the product in such countries. The requirements governing the conduct of clinical trials and product approvals vary widely from country to country, and the time required for approval may be longer or shorter than that required for FDA approval. Although there are some procedures for unified filings for certain European countries, in general, each country at this time has its own procedures and requirements.

     Establishments handling controlled substances must be licensed by the United States Drug Enforcement Administration. In addition to the regulatory framework for potential product approvals, the Company is and may be subject to regulation under state and federal law, including requirements regarding occupational safety, laboratory practices, environmental protection and hazardous substance control, and may be subject to other present and possible future local, state, federal and foreign regulation.

EMPLOYEES

On December 31, 1996, the Company employed ten individuals, two in executive positions, five in scientific positions and three in administration. None of its employees are currently represented by a union or any other form of collective bargaining unit. The Company believes its relations with its employees are excellent. The Company anticipates it will hire a currently undetermined number of new employees over the next 12 to 24 months. The Company's success will depend in large part upon its ability to retain its current and secure additional employees to continue its research and development activities.

RISK FACTORS

EARLY STAGE OF DEVELOPMENT; ABSENCE OF PRODUCTS

     The Company is a development stage company. It has not completed the development of any product and, accordingly, has not begun to market or generate revenues from operations. Most if not all of the Company's proposed commercial products will require significant additional research and development, including in the majority of cases extensive preclinical and clinical testing, before the Company will be able to apply for FDA approval. There can be no assurance the Company's research and development efforts will be successful, that any of the Company's potential products under development will prove to be safe and effective in clinical trials, that the Company will be able to obtain FDA approval for any of its proposed products, that any such proposed products can be manufactured at acceptable cost and with appropriate quality, or that any such proposed products, if they do receive regulatory approval, can be successfully marketed. The Company cannot predict when, if ever, it will begin to market any proposed products which may not occur for a number of years.

NO OPERATING REVENUES; ACCUMULATED DEFICIT; EXPECTATION OF FUTURE LOSSES

     The Company has experienced significant operating losses since its inception in 1991. As of December 31, 1996 the Company had a deficit accumulated in the development stage of $5,228,813 (see the Financial Statements included herein). The Company expects to incur substantial additional operating losses over the next several years and expects cumulative losses to increase as the Company's research and development efforts and clinical trials expand. The Company has generated no revenues from operations. The development of the Company's proposed products will require the commitment of substantial resources to prepare and submit applications to the FDA, and to conduct research, preclinical and clinical trials, to either establish commercial scale manufacturing processes and facilities or contract for such manufacturing facilities, and to establish additional quality control, regulatory, marketing, sales and administrative capabilities. There can be no assurance the Company will be successful in these endeavors, especially in light of the high failure rate of development stage pharmaceutical companies with limited resources. There can be no assurance the Company will not incur substantial and continuing net losses beyond the next several years or that the Company will ever reach profitability. Furthermore, there can be no assurance the Company will apply for or obtain regulatory approvals, enter into arrangements with third parties for product development and commercialization, or successfully market or license any products. To achieve profitable operations, the Company, alone or with others, must successfully identify, develop, manufacture and market its proprietary products or technologies. There can be no assurance the Company will be able to accomplish these tasks. Significant delays in any of these matters could materially adversely impact the Company.


FUTURE CAPITAL REQUIREMENTS; UNCERTAINTY OF ADDITIONAL FUNDING

     Substantial expenditures will be required to enable the Company to conduct existing and planned product research and development, continue the FDA application process, including conducting preclinical studies and clinical trials, and to manufacture and market its proposed products. The Company will need to raise substantial additional funds to support its long-term proposed product development and commercialization programs. The Company has no established bank financing arrangements and it is not anticipated the Company will secure any bank financing in the foreseeable future. Therefore, it is likely the Company will need to seek additional financing through subsequent future public or private sales of its securities, including equity securities. The Company may also seek funding for the development and marketing of its proposed products through strategic alliances and other arrangements with corporate partners. There can be no assurance such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to the Company, if at all. Any such additional financing may result in significant dilution to existing stockholders. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its potential product development and drug discovery programs, halt operations, or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, potential product candidates or potential products the Company would not otherwise relinquish. The Company's future cash requirements will be affected by results of research and development, preclinical studies and clinical trials, relationships with corporate partners, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the regulatory approval process and other factors.
See "Management's Discussion and Analysis of Results of Operations and Financial Condition."

INTENSE COMPETITION AND RAPID TECHNOLOGICAL CHANGE

     The Company is engaged in rapidly evolving and highly competitive fields and competition is expected to increase. There are many companies, including large pharmaceutical and chemical companies, engaged in developing, manufacturing and marketing products similar to those proposed to be developed by the Company, many of which have established a significant presence in the markets which the Company=s proposed products are designed to address. Virtually all of these companies have substantially greater capital resources, research and development staffs, facilities and experience in obtaining regulatory approvals, as well as in the manufacturing, marketing and distribution of products, than the Company. There can be no assurance the Company=s competitors will not succeed in developing technologies and products that are more effective and less costly than any potential products under research and development by the Company or which could render the Company=s proposed products or technology obsolete.

DEPENDENCE UPON KEY PERSONNEL

     The Company's success in developing marketable products and achieving a competitive position will depend, in large part, on its ability to attract and retain qualified scientific and management personnel and in particular, to retain Dr. Sheldon S. Hendler, Dr. Robert A. Sanchez, and Dr. Jonathan W. Jarvik who are all currently employed by the Company. The proprietary technology which has been transferred to the Company was primarily developed by Dr. Hendler, Dr. Sanchez, and Dr. Jarvik. The Company does not currently maintain life insurance on any of these three individuals. Dr. Hendler is the largest stockholder in the Company. Dr. Hendler, Dr. Sanchez and Dr. Jarvik have entered into employment agreements. The loss of any of these individuals would likely have a material adverse impact on the business and operations of the Company. The Company will also need to hire additional management, administrative and scientific personnel in the next year to meet its plans. Competition for such personnel is intense, and no assurance can be given that the Company will be able to hire and/or retain satisfactory personnel. The Company's anticipated growth and expansion into areas and activities requiring additional expertise, such as clinical trials, government approvals, manufacturing, if appropriate, and marketing, if appropriate, are expected to place increased demands on the Company's resources. These demands are expected to require the addition of new management personnel and the development of additional expertise by existing management personnel. The failure to acquire such services or to develop such expertise could have a material adverse effect on the Company's prospects for success. In addition, the Company relies on consultants and advisors to assist the Company from time to time in reviewing its research and development strategy. All of the Company's consultants and advisors are employed by employers other than the Company, and may have commitments to or consulting or advisory contracts with other entities that may affect their ability to contribute to the Company.

RELIANCE ON COLLABORATIVE PARTNERS

     Vyrex has relied in the past on certain established pharmaceutical companies interested in its technology to fund a portion of its research and development expenses. In February, 1993, the Company entered into an agreement with Mylan Laboratories Incorporated whereby Mylan paid the Company $300,000 in consideration for access to information regarding certain technology the Company was developing and for certain rights to license this technology. This agreement lapsed at the end of 1993, and has not been renewed. The Company has entered into a License Agreement with Pollufil, S.A. for testing, development and commercialization of certain uses of the Company's potential Vantox-R-product. The Company has also entered into license agreements with Dr. Jarvik regarding his CD-Tagging-TM- technology and with American Qualex International Inc.

     There can be no assurance the Company will be able to negotiate acceptable collaborative arrangements in the future, or that any collaborative arrangements will be successful. In addition, there can be no assurance the Company's collaborative partners will not pursue alternative technologies or develop alternative compounds either on their own or in collaboration with others, including the Company's competitors, as a means of developing treatments for the diseases targeted by the collaborative programs.

PATENTS AND PROPRIETARY RIGHTS

     The Company's success will depend in large part on its ability to obtain patent protection for its proposed products, both in the United States and other countries. The patent position of biotechnology and pharmaceutical companies is highly uncertain and involves complex legal and factual questions. There is no consistent policy regarding the breadth of claims allowed in biotechnology and pharmaceutical patents. The Company currently has eight patents issued, and two patents allowed in the United States, and three patent applications pending in the United States. There have been foreign counterparts of certain of these applications filed in other countries on behalf of the Company. The Company intends to file additional applications as appropriate for patents covering both its proposed products and processes. There can be no assurance patents will issue from any of the pending applications, or for patents that have issued or may be issued, the claims allowed will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance any patents issued to the Company will not be challenged, invalidated or circumvented, or the rights granted thereunder will provide proprietary protection to the Company. In addition, any patents obtained by the Company will be of limited duration. All United States patents issuing from patent applications applied for June 8, 1995 or thereafter will have a term of 20 years from the date of filing. All United States patents in force before June 8, 1995 will have a term of the longer of: (1) 17 years from the date of issuance; or (2) 20 years from the date of filing. All United States patents issuing from patent applications applied for before June 8, 1995 will have a term of the longer of (1) 17 years from the date of issuance; or
(2) 20 years from the date of filing. All of the Company=s patents to date, were applied for before June 8, 1995. The commercial success of the Company will also depend in part on Vyrex neither infringing patents issued to competitors nor breaching the technology licenses upon which the Company's proposed products might be based.

     It may become necessary for the Company to obtain licenses of potential products or other proprietary rights or trade secrets of other parties.
Failure by the Company to obtain such licenses may have a material adverse impact on the Company. Litigation, which could result in substantial costs to the Company, may also be necessary to enforce any patents issued to the Company or to determine the scope and validity of others' proprietary rights. In addition, the Company may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of inventions which could result in substantial costs to the Company.

     Vyrex also attempts to protect its proprietary technology and processes by seeking to obtain confidentiality agreements with its contractors, consultants, employees, potential collaborative partners, licensees, licensors and others. There can be no assurance these agreements will adequately protect the Company, that these agreements will not be breached, or the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors. In addition the Company does not generally require its principal scientific advisors to enter into confidentiality agreements, and to the extent there is collaboration between any of the scientific advisors and the Company, the aspects of such collaboration will not necessarily remain the trade secrets of the Company. This approach could increase the risk to the Company that it may not be able to protect is proprietary information.

     There can be no assurance others will not independently develop similar or more advanced technologies or design around aspects of the Company's technology which may be patented, or duplicate the Company's trade secrets. In some cases, the Company may rely on trade secrets to protect its innovations. There can be no assurance trade secrets will be established, or secrecy obligations will be honored, or that others will not independently develop similar or superior technology. To the extent consultants, key employees or other third parties apply technological information independently developed by them or by others to Company projects, disputes may arise as to the proprietary rights to such information which may not be resolved in favor of the Company.

GOVERNMENTAL REGULATION AND UNCERTAINTY OF PRODUCT APPROVALS

     The production and marketing of the Company's proposed products are subject to strict regulation by federal and state governmental authorities in the United States and in foreign countries where such potential products may be produced and marketed. In the United States, the FDA regulates, where applicable, development, testing, labeling, manufacturing, registration, notification, clearance or approval, marketing, distribution, record keeping and reporting requirements for human and animal drugs, medical devices, biologies, cosmetics and food additives. Most, if not all of the Company's proposed products, including its proposed Panavir-R-, Vantox-R-, and Cerex-TM-products will require FDA clearance prior to marketing. The Federal Environmental Protection Agency ("EPA") has regulations covering certain areas for some of the Company's proposed products. Comparable state and local agencies may have similar regulations. The FDA and EPA regulatory approval processes may take a number of years and both FDA and EPA regulatory approval may require the expenditure of substantial resources. There can be no assurance the production and marketing of the Company's proposed products or other potential products which may be developed by the Company in the future, if any, will satisfy then current requirements of the FDA or EPA or comparable state, local and foreign authorities. Delays in receiving or failure to receive governmental approvals may have a material adverse impact on the Company. In addition, there can be no assurance that government regulations applicable to the Company or its proposed products or the interpretation thereof will not change and thereby prevent the Company from marketing some or all of its potential products for a period of time or permanently, or otherwise materially and adversely affect the Company. Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which the drug may be marketed. Even if such regulatory approval is obtained, a marketed drug, its manufacturer and the facilities in which the drug is manufactured are subject to continual review and periodic inspections. Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the potential product from the market, product seizures, a halt in operation and other materially adverse consequences. The Company is unable to predict the extent of adverse governmental regulation which might arise from future federal, state or foreign legislative or administrative action, or the extent of the impact of such legislative changes on the business of the Company.

DILUTIVE AND OTHER ADVERSE EFFECTS OF OUTSTANDING OPTIONS AND WARRANTS

     Under the terms of the existing warrants, the underwriter's unit purchase option, options issued under the Company's stock option plan and other outstanding options and warrants, the holders thereof are given an opportunity to profit from a rise in the market price of the Common Stock with a resulting dilution in the interests of the other stockholders. The terms on which the Company may obtain additional financing may be adversely affected by the existence of such options and warrants. The holders of the warrants may exercise them at a time when the Company might be able to obtain additional capital through a new offering of securities on terms more favorable than those provided by the warrants. In addition, holders of certain Common Stock of the Company have registration rights, and the exercise of such rights may involve substantial expense to the Company.

POSSIBLE ADVERSE EFFECTS OF AUTHORIZATION AND ISSUANCE OF PREFERRED STOCK

     The Company's Board of Directors is authorized to issue up to 10,000,000 shares of preferred stock. The Board of Directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms and privileges with respect to any series of preferred stock. The issuance of any series of preferred stock having rights superior to those of the Common Stock may result in a decrease in the value or market price of the Common Stock and could further be used by the Board as a device to prevent a change in control favorable to the Company. Holders of preferred stock to be issued in the future may have the right to receive dividends and certain preferences in liquidation and conversion rights. The issuance of such preferred stock could make the possible takeover of the Company or the removal of management of the Company more difficult, discourage hostile bids for control of the Company in which stockholders may receive premiums for their Common Stock or Warrants and adversely affect the voting and other rights of the holder of the Common Stock, or depress the market price of the Common Stock or Warrants.

POSSIBLE VOLATILITY OF STOCK PRICE

     Future announcements concerning the Company or its competitors, including the results of testing, technological innovations or new commercial products, government regulations, developments concerning proprietary rights, litigation or public concern as to safety of potential products, developed by the Company or others, may have a significant impact on the market price of the Company's securities. See Item 5.

CONTROL BY PRESENT STOCKHOLDERS; POSSIBLE DEPRESSIVE EFFECT ON THE COMPANY'S SECURITIES

     The officers and directors will be able to elect all of the Company's directors and otherwise control the Company's operations. This concentration of ownership by the Company's officers and directors may discourage potential acquirers from seeking control of the Company though the purchase of Common Stock, and this possibility could have a depressive effect on the price of the Company's securities.

     In addition, Dr. Sheldon S. Hendler, President and a director of the Company currently owns a significant percentage of the outstanding Common Stock of the Company. As a result thereof Dr. Hendler alone may control, or exert overwhelming influence over the Company's operations.

ANTI-TAKEOVER PROVISIONS - LIMITATION ON VOTING RIGHTS

     The Company's Articles of Incorporation and Bylaws contain provisions that may make it more difficult to acquire control of the Company by means of tender offer, over-the-counter purchases, a proxy fight, or otherwise. The Articles of Incorporation also include provisions restricting stockholder voting rights. The Company's Articles of Incorporation include a provision that requires that any action required by the stockholders may not be affected by a written consent, and that special meetings of the stockholders may only be called by the Board of Directors. This provision makes it difficult for stockholders to pass any resolution not supported by the Board of Directors except at a regularly called meeting. The Company's Articles of Incorporation provide for a staggered term of the Board of Directors, thus eliminating the ability to elect all of the directors in any one year. This provision may make the implementation of a change in management a process requiring more than one year even if supported by a majority of the stockholders. The Company's Articles of Incorporation provide directors may only be removed for cause and a vote of 70% of the shareholders. Certain provisions of the Articles of Incorporation may only be amended by a vote of 70% of the stockholders. As a result of the number of shares currently owned by management, this provision may for some time have the effect of indirectly eliminating any possibility stockholders could pass a resolution unless approved by management, in connection with any question submitted or required to be submitted to a vote of the stockholders. The Company's Articles of Incorporation also require that stockholders give advance notice to the Company of any directorship nominations or other business to be brought by the stockholders at any stockholder's meeting. This provision makes it more difficult for stockholders to nominate candidates for the Board of Directors who are not supported by management. In addition, the Articles of Incorporation require advance notice for stockholder proposals to be brought before the annual meeting. The requirements include that the notice must specify certain information regarding the stockholder and the meeting. This provision to implement stockholder proposals makes it more difficult even if a majority of stockholders are in support thereof. Each of these provisions may also have the effect of deterring hostile take-overs or delaying changes in control or management of the Company. In addition, the indemnification provisions of the Company's Bylaws and Articles of Incorporation may represent a conflict of interest with the stockholders since officers and directors may be indemnified prior to any judicial determinations as to their conduct.

LACK OF MARKETING EXPERIENCE; DEPENDENCE ON OUTSIDE PARTIES FOR MARKETING AND DISTRIBUTION; UNCERTAINTY OF MARKET ACCEPTANCE OF PROPOSED PRODUCTS

     If successfully developed and approved by applicable regulatory agencies, the Company initially intends to market its proposed products currently under development through contractual arrangements with others such as joint venture, licensing or similar collaborative agreements or distribution agreements. This may result in a lack of control by the Company over some or all of the marketing and distribution of such potential products. There can be no assurance that the Company will be able to enter into any marketing arrangements on terms acceptable to the Company or that any marketing efforts undertaken on behalf of the Company will be successful. The Company may, in the future, determine to directly market certain of its proposed products. The Company has no marketing experience and significant additional capital expenditures and management resources would be required to develop a direct sales force. In the event the Company elects to engage in direct marketing activities, there can be no assurance the Company would be able to obtain the requisite funds or attract and retain the human resources necessary to successfully market any of its potential products.

     The Company's future growth and profitability will depend, in large part, on the success of its personnel and others conducting marketing efforts on behalf of the Company in fostering acceptance among the various markets of the use of the Company's potential products as an alternative to other available products or otherwise. The Company's success in marketing its potential products will be substantially dependent on educating its targeted markets as to the distinctive characteristics and perceived benefits of the Company's potential products. There can be no assurance that the Company's efforts or the efforts of others will be successful or that any of the Company's proposed products will be favorably accepted among the targeted markets.

LACK OF MANUFACTURING CAPABILITY; DEPENDENCE ON OUTSIDE PARTIES FOR MANUFACTURING OF PROPOSED PRODUCTS

     The Company has no manufacturing facilities or expertise, and does not intend to manufacture any potential product or products. The Company initially intends to enter into arrangements with others to manufacture its proposed products. There can be no assurance the Company will be able to enter into satisfactory arrangements for the manufacture of its proposed products with manufacturers whose facilities and procedures comply with FDA or other regulatory requirements, that the manufacturers will continue to comply with such standards, or that such manufacturers will be able to adequately supply the Company with its product needs. The Company's dependence on third parties for manufacturing may adversely affect the Company's ability to develop and deliver products on a timely and competitive basis. The Company may in the future undertake to manufacture some or all of its proposed products directly. The Company has no experience with the manufacture of any of its proposed products under development. In the event the Company were to undertake to manufacture any of its proposed products, the Company would be required to finance considerable additional capital expenditures, attract and retain experienced personnel, develop a manufacturing capability, and comply with extensive government regulations with respect to its facilities, including among others, FDA manufacturing requirements. The Company would not be able to develop any reasonable manufacturing capability without obtaining significant capital in excess of the funds anticipated from this offering. There can be no assurance the Company would be able to successfully establish manufacturing operations. See "Business - Sources of Supply."

DEPENDENCE ON SUPPLIERS

     The materials used in the Company's potential products are currently available only from a limited number of suppliers. The Company anticipates there will continue to be a limited number of suppliers for its proposed products. In the event the Company could not obtain adequate quantities of necessary materials from its existing suppliers, there can be no assurance the Company would be able to access alternative sources of supply within a reasonable period of time or at commercially reasonable rates. Regulatory requirements applicable to pharmaceutical products tend to make the substitution of suppliers costly and time-consuming. The unavailability of adequate commercial quantities, the inability to develop alternative sources, a reduction or interruption in supply or a significant increase in the price of materials could have a material adverse effect on the Company's ability to manufacture and market its proposed products. See "Business - Sources of Supply."

PRODUCT LIABILITY; AVAILABILITY OF INSURANCE

     The design, development and manufacture of the Company=s proposed products involve an inherent risk of product liability claims and associated adverse publicity. The Company obtained clinical trial product liability insurance for its Panavir-R- Phase I human clinical trial and intends to obtain insurance for future clinical trials of Panavir-R-, Vantox-TM-, and other potential products under development, and for potential product liability associated with the commercial sale of the Company=s proposed products. There can be no assurance the Company will be able to obtain or maintain insurance for any of its clinical trials or proposed commercial products. Although the Company currently maintains liability insurance in connection with its Panavir-R- trials, there can be no assurance the coverage limits of the Company's insurance policies will be adequate. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms or at all. A successful claim brought against the Company in excess of the Company's insurance coverage would have a material adverse effect upon the Company.

HAZARDOUS MATERIAL; ENVIRONMENTAL MATTERS

     The Company, at present, contracts with outside vendors for manufacture of its proposed products. However, the Company's research and development processes at times involve the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. In addition, various of such materials, chemicals, viruses and compounds may be used by the Company in the future to the extent Vyrex undertakes to perform its own manufacturing. To the extent certain such materials, chemicals, viruses and compounds are or will be used by the Company, Vyrex will be subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of certain materials and waste products. Although the Company believes its safety procedures for handling and disposing of materials would comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result, and any such liability could exceed the resources of the Company. There can be no assurance the Company will not be required to incur significant costs to comply with environmental laws and regulations in the future, or that the operations, business or assets of the Company will not be affected adversely or materially by current or future environmental laws or regulations.

HEALTH CARE REFORM

     Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental changes. Reforms under consideration may include mandated basic health care benefits, controls on health care spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups and fundamental changes to the health care delivery system. The Company anticipates Congress and certain state legislatures will continue to review and assess alternative health care delivery systems and payment methods and public debate of these issues will likely continue in the future. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, the Company cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted or what impact they may have on the Company.

ITEM 2.   PROPERTIES

Vyrex Corporation leases a 2,000 square foot administrative facility located in La Jolla, California. Current monthly rental on the facility is approximately $2,000.

ITEM 3.   LEGAL PROCEEDINGS

None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded in the over-the-counter market on the Nasdaq Small Capitalization market under the symbol "VYRX". The Company's Common Stock Warrants are traded in the over-the-counter market under the symbol "VYRXW." The Company's Units sold as part of the initial public offering were separated into Common Stock and Warrants on May 16, 1996. The following table sets forth the range of high and low sales prices for the Common Stock on the Nasdaq Small Capitalization Market for the periods indicated since May 17, 1996.

                                             HIGH           LOW
May 17       -    June 31, 1996              $7.00         $3.50
July 1       -    September 30, 1996         $6.37         $2.37
October 1    -    December 31, 1996         $12.87         $6.00

As of February 26, 1997, the Company's Common Stock was held by approximately 766 stockholders of record. The Company has never paid cash dividends and does not anticipate paying any cash dividends in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION

OVERVIEW

Since its inception in January 1991, the Company has devoted substantially all of its efforts and resources to research and development related to the study of biological oxidation, antioxidation, cyclodextrins and apoptosis-induction directed to the development of potential therapeutic products for the treatment of various diseases and conditions. Currently the Company's research focuses mainly in the following areas: targeted antioxidant therapeutics; annotated gene discovery utilizing the Company's proprietary CD-Tagging-TM- method; therapeutic cyclodextrins; apoptosis-inducing cancer therapeutics and nutraceuticals.

The Company is a development stage company, has never generated any revenue from product sales and has relied primarily on equity financings, licensing revenues, and bridge loans for its working capital. The Company has been unprofitable since its inception, and expects to incur substantial additional operating losses over at least the next several years. As of December 31, 1996, the Company's accumulated deficit was approximately $5,228,813.

The Company's business is subject to significant risks, including the risks inherent in its research and development efforts, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and competition from other biotechnology companies. See "Risk Factors."

RESULTS OF OPERATIONS

     YEARS ENDED DECEMBER 31, 1996 AND 1995

No revenues were earned in 1996. In 1995, the Company earned a $10,000 license fee for the sale of an option to license a potential product.

Research and Development expenses increased $574,859 to $869,812 in 1996 compared to $294,953 for 1995. The increased spending resulted primarily from higher salary costs related to the hiring of scientific personnel, higher consulting costs and increased spending on synthesis and patent preparation of new Panavir and Vantox pro-drugs and analogs, as well as formulation and preclinical work on Cerex.

General and Administrative expenses increased $905,621 to $1,127,270 in 1996 compared to $221,649 for 1995. The increase in expenses was due to higher professional expenses for patent and corporate development work, expenses related to the proposed acquisition of Nutrition 21, salaries for new administrative personnel and higher facility, maintenance and insurance costs.

Interest income increased $174,550 to $176,468 compared to $1,918 for 1995. The increase resulted from higher cash balances as a result of the initial public offering of Units and certain stock option exercises, offset by spending to support operations.

Net loss decreased $33,970 to $1,820,614 in 1996 compared to $1,854,584 in 1995. Higher spending on operations in 1996 was offset by higher interest income in 1996 and the lack of bridge financing costs as incurred in 1995. Net loss per share decreased $0.02 to $0.28 in 1996 compared to $0.30 in 1995. The decline in net loss per share was primarily due to the higher average shares outstanding in 1996, as well as the decreased net loss mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operation since inception solely through the sale of debt and equity securities. As of December 31, 1996, the Company had working capital of $4,625,069 which includes $5,081,736 of cash, cash equivalents and short term investments. This compares with a working capital deficit of $356,387 at December 31, 1995. The increase in working capital is the result of cash received from the Company's initial public offering, as well as cash received for the sale and exercise of stock options, offset by spending to support operations. The Company has sufficient funds to operate the business at its current level for at least twelve months.

The Company believes that its current cash reserves will fund the business for at least 12 months from the balance sheet date. The Company does not anticipate having revenues in the foreseeable future and will be required to raise additional funds to continue operations. There can be no assurance that funds will be available through the public or private markets.

PLAN OF OPERATION

During the 12 month period following the balance sheet date, the Company intends to focus substantially all of its efforts and resources on research and development related to the study of targeted antioxidant therapeutics, annotated gene discovery, therapeutic cyclodextrins, apoptosis-inducing cancer therapeutics and nutraceuticals. Most of these efforts will involve development of its potential products, and the remainder will involve other current projects developed from its ongoing research. During such 12 month period, the Company expects to retain additional consultants and hire additional employees in the areas of research, development, regulation, marketing, sales and administration, and to lease additional facilities. The Company will also continue discussions with potential collaborative partners concerning development, manufacture and marketing of Cerex-TM-, Vantox-TM-, Vyderm-TM-, Epitope Tagging, CD-Tagging-TM-, nutraceuticals and possibly other potential products which may include joint ventures and acquisitions.
See "Business."

ITEM 7.  FINANCIAL STATEMENTS



                               Vyrex Corporation
                       (a development stage enterprise)





                         Index to Financial Statements


Report of Ernst & Young, LLP, Independent Auditors......  20
Report of J.H. Cohn and Company, Independent Auditors...  21
Balance Sheets..........................................  22
Statements of Operations................................  23
Statements of Stockholders' Equity......................  24
Statements of Cash Flows................................  25
Notes to Financial Statements...........................  26

                        Report of Independent Auditors


The Board of Directors and Stockholders
Vyrex Corporation

We have audited the accompanying balance sheet of Vyrex Corporation
(a development stage enterprise) as of December 31, 1996, and the related statements of operations, stockholders' equity and cash flows for the year then ended, and for the period from January 2, 1991 (inception) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The statement of operations for the period from January 2, 1991 (inception) through December 31, 1995, was audited by other auditors. The statement of operations for the period from January 2, 1991 (inception) through December 31, 1995 include total revenues and net loss of $310,000 and $3,408,199, respectively. Our opinion on the statements of operations, stockholders' equity and cash flows for the period from January 2, 1991 (inception) through December 31, 1995, insofar as it relates to amounts for prior periods through December 31, 1995, is based solely on the report of other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Vyrex Corporation (a development stage enterprise) at December 31, 1996, and the results of its operations and its cash flows for the year then ended and the period from January 2, 1991 (inception) through December 31, 1996 in conformity with generally accepted accounting principles.



                                   ERNST & YOUNG LLP


San Diego, California
March 3, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders
Vyrex Corporation

We have audited the accompanying balance sheet of VYREX CORPORATION (A Development Stage Enterprise) as of December 31, 1995 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Vyrex Corporation as of December 31, 1995, and its results of operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying 1995 financial statements have been prepared assuming that the Company will continue as a going conern. The Company has incurred recurring operating losses and operating cash flow deficiencies and had substantial working capital and stockholders' deficiencies as of December 31, 1995. These matters raise substantial doubt about its ability to continue as a going conern. The 1995 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       J.H. COHN LLP

San Diego, California
February 9, 1996

                               Vyrex Corporation
                       (a development stage enterprise)

                                Balance Sheets



                                                             DECEMBER 31,
                                                          1996           1995
                                                      -----------      ---------
ASSETS
Current assets:
  Cash and cash equivalents                            $3,187,906      $  65,995
  Short-term investments, available-for-sale            1,893,830              -
  Interest receivable                                      47,979              -
                                                       ----------      ---------
Total current assets                                    5,129,715         65,995

Deferred offering costs                                         -         98,640

Furniture and equipment, net of accumulated
 depreciation of $54,394 in 1996 and $38,685 in 1995       54,256          8,391

Notes receivable from related parties                     313,304              -

Patents, trademarks and copyrights, net of
 accumulated amortization of $16,201 in 1996 and
 $7,953 in 1995                                           124,018        132,266
                                                       ----------      ---------

Total assets                                           $5,621,293     $  305,292
                                                       ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable and accrued liabilities
   (includes $35,820 payable to principal
   stockholder in 1995)                                $  504,646     $  122,382
  Notes payable                                                 -        300,000
                                                       ----------      ---------
Total current liabilities                                 504,646        422,382

Commitments and contingencies

Stockholders' equity (Deficiency):
  Preferred stock, $.001 par value; 10,000,000
   shares authorized; none issued                               -              -
  Common stock, $.001 par value; 50,000,000 shares
   authorized; 7,121,209 and 5,203,805 issued and
   outstanding in 1996 and 1995, respectively               7,121          5,204
  Additional paid-in capital                           10,338,339      3,285,905
  Deficit accumulated during the development stage     (5,228,813)    (3,408,199)
                                                       ----------      ---------
Total stockholders' equity (Deficiency)                 5,116,647      (117,090)
                                                       ----------      ---------
Total liabilities and stockholders' equity
 (Deficiency)                                         $ 5,621,293     $  305,292
                                                      ===========     ==========

SEE ACCOMPANYING NOTES.

                                Vyrex Corporation
                        (a development stage enterprise)

                            Statements of Operations


                                                                                   CUMULATIVE
                                                       YEARS ENDED DECEMBER 31,       FROM
                                                          1996          1995        INCEPTION
                                                     -----------      ---------     ----------
Revenue and licensing agreement                      $         -    $    10,000    $    310,000

Operating expenses:
  Research and development                              (869,812)      (294,953)    (2,393,785)
  General and administrative                          (1,127,270)      (221,649)    (1,997,548)
                                                     -----------    -----------    -----------
Totals                                                (1,997,082)      (516,602)    (4,391,333)
                                                     -----------    -----------    -----------
Loss from operations                                  (1,997,082)      (506,602)    (4,081,333)

Other income (expense):
  Interest income                                        176,468          1,918        202,420
  Charge from issuance of stock options for
   arranging bridge financing costs                            -     (1,349,900)    (1,349,900)
                                                     -----------    -----------    -----------
Totals                                                   176,468     (1,347,982)    (1,147,480)
                                                     -----------    -----------    -----------
Net loss                                             $(1,820,614)   $(1,854,584)   $(5,228,813)
                                                     ===========    ===========    ===========
Net loss per share                                   $     (0.28)   $     (0.30)
                                                     ===========    ===========
Shares used in per share computations                  6,514,324      6,137,020
                                                     ===========    ===========

SEE ACCOMPANYING NOTES.

                                Vyrex Corporation
                        (a development stage enterprise)

                       Statements of Stockholders' Equity

                       From inception to December 31, 1996




                                                                                                         DEFICIT
                                                                                                       ACCUMULATED
                                                                    COMMON STOCK         ADDITIONAL     DURING THE      TOTAL
                                                                 -------------------       PAID-IN      DEVELOPMENT  STOCKHOLDERS'
                                                                 SHARES       AMOUNT       CAPITAL         STAGE        EQUITY
                                                                 ------       ------     ----------    ------------  -------------
  Issuance (at $.002 per share) for acquisition of
   technology retroactively reduced for 150,000 shares
   returned and retired on October 1, 1995                      3,350,000     $3,350     $    3,350    $         -    $     6,700
  Issuance (at $.002 per share) for cash                          500,000        500            500                         1,000
  Issuance (at $1.00 per share) for cash                          800,000        800        799,200              -        800,000
  Issuance as compensation (at $1.00 per share)                    32,500         33         32,467              -         32,500
  Issuance (at $2.00 per share) upon conversion of
   note payable                                                   100,000        100        199,900              -        200,000
  Issuance (at $3.00 per share) for cash, net of issuance
   costs of 4,086                                                  33,000         33         94,881              -         94,914
  Net loss                                                              -          -              -     (1,085,932)    (1,085,932)
                                                                ---------     ------     ----------    -----------    -----------
Balance at December 31, 1993                                    4,815,500      4,816      1,130,298     (1,085,932)        49,182
  Issuance (at $3.00 per share) for cash, net of issuance
   costs of $21,000                                                99,000         99        275,901              -        276,000
  Issuance (at $3.00 per share) in lieu of finder's fee             7,000          7         20,993              -         21,000
  Issuance (at $3.00 per share) in lieu of finder's fee             5,000          5         14,995              -         15,000
  Issuance (at $3.00 per share) for cash, net of issuance
   costs of $41,844                                                24,990         25         33,101              -         33,126
  Net loss                                                              -          -              -       (467,683)      (467,683)
                                                                ---------     ------     ----------    -----------    -----------
Balance at December 31, 1994                                    4,951,490      4,952      1,475,288     (1,553,615)       (73,375)
  Issuance (at $3.00 per share) for cash, net of issuance
   costs of $46,976                                               149,940        150        402,694              -        402,844
  Issuance (at $3.00 per share) in settlement of account
   payable                                                          6,041          6         18,117              -         18,123
  Issuance (at par value) as compensation for services
   related to prior issuances of common stock                      83,000         83            (83)             -              -
  Issuance (at $3.00 per share) as compensation for services
   related to offering                                             13,334         13         39,989              -         40,002
  Issuance (at $3.00 per underlying share) of options for
   450,000 shares as compensation for arranging bridge
   financing                                                            -          -      1,349,900              -      1,349,900
  Net loss                                                                -          -              -     (1,854,584)    (1,854,584)
                                                                ---------     ------     ----------    -----------    -----------
Balance at December 31, 1995                                    5,203,805      5,204      3,285,905     (3,408,199)      (117,090)
  Proceeds from initial public offering (at $6.50 per unit),
   net of issuance costs of $1,135,453                          1,057,097      1,057      5,734,620              -      5,735,677
  Sale of option to purchase 300,000 shares at $3.00 per
   share                                                                -          -         50,000              -         50,000
  Exercise of stock options (at $3.00 per share) for cash         300,000        300        899,700              -        900,000
  Conversion of notes payable and related accrued interest
   (at $3.00 per share)                                            86,015         86        257,959              -        258,045
  Exercise of stock options (at $.00022 per share) for cash       450,000        450           (350)             -            100
  Issuance of units as compensation for legal services
   (at $4.55 per share)                                            24,292         24        110,505              -        110,529
  Net loss                                                              -          -              -     (1,820,614)    (1,820,614)
                                                                ---------     ------     ----------    -----------    -----------
Balance at December 31, 1996                                    7,121,209     $7,121    $10,338,339    $(5,228,813)   $ 5,116,647
                                                                =========     ======    ===========    ===========    ===========

SEE ACCOMPANYING NOTES.

                                Vyrex Corporation
                        (a development stage enterprise)

                            Statements of Cash Flows


                                                                                   CUMULATIVE
                                                      YEARS ENDED DECEMBER 31,        FROM
                                                         1996           1995        INCEPTION
                                                     -----------    -----------    -----------
OPERATING ACTIVITIES
Net loss                                             $(1,820,614)   $(1,854,584)   $(5,228,813)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                           23,957          9,533         70,310
  Interest receivable                                    (47,979)             -        (47,979)
  Issuance of compensatory notes, stock and
   stock options                                         110,529      1,418,023      1,561,052
  Accounts payable and accrued liabilities               382,264         (9,849)       504,646
                                                     -----------    -----------    -----------
Net cash used in operating activities                 (1,351,843)      (436,877)    (3,140,784)
                                                     -----------    -----------    -----------

INVESTING ACTIVITIES
Purchase of short-term investments                    (4,842,195)             -     (4,941,215)
Sale of short-term investments                         2,948,365              -      3,048,365
Purchases of furniture and equipment                     (61,574)             -       (108,650)
Cost of patent, trademarks and copyrights                      -        (47,803)      (133,519)
Other assets, including notes receivable from
  related parties                                       (313,304)             -       (313,999)
                                                     -----------    -----------    -----------
Net cash used in investing activities                 (2,268,708)       (47,803)    (2,449,018)
                                                     -----------    -----------    -----------

FINANCING ACTIVITIES
Advances from potential investors                              -              -        100,000
Repayments of advances                                         -       (100,000)      (100,000)
Proceeds from (repayment of) note payable                (50,000)       250,000        400,000
Deferred offering costs                                        -        (58,638)       (58,638)
Exercise of stock options and sale of option             950,100              -        950,100
Net proceeds from issuance of common stock             5,842,362        402,844      7,486,246
                                                     -----------    -----------    -----------
Net cash provided by financing activities              6,742,462        494,206      8,777,708
                                                     -----------    -----------    -----------

Net increase in cash and cash equivalents              3,121,911          9,526      3,187,906

Cash and cash equivalents, beginning of the period        65,995         56,469              -
                                                     -----------    -----------    -----------
Cash and cash equivalents, end of the period         $ 3,187,906    $    65,995    $ 3,187,906
                                                     ===========    ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION
Conversion of notes payable and related
  accrued interest                                   $   258,045    $         -   $          -
                                                     ===========    ===========    ===========

SEE ACCOMPANYING NOTES.

                                Vyrex Corporation
                        (a development stage enterprise)

                         Notes to Financial Statements

                               December 31, 1996


1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Vyrex Corporation (the "Company") was incorporated on January 2, 1991 in the State of Nevada. Effective that date, the Company obtained the technology it is developing through the issuance of common stock to its founder and principal stockholder. The Company's operations focus primarily on the discovery and development of biopharmaceuticals for the treatment and prevention of various disorders including AIDS, respiratory diseases, cancer and aging and it is involved in various stages of the investigation and development of several potential therapeutic products. The Company is using contractors for manufacturing and testing of the products it is developing and is seeking stra tegic partners to market and distribute them. Management expects the Company to continue to use contractors and strategic partners until such time, if any, that it has sufficient resources to conduct such activities on its own.

The Company's major activities through December 31, 1996 have been limited to conducting research and development related to its proposed products and raising funds for such activities. These activities have not generated any recurring revenues; accordingly, the Company has been in the development stage since its inception.

FURNITURE AND EQUIPMENT

Furniture and equipment are stated at cost less accumulated depreciation. Depreciation of furniture and equipment is provided using accelerated and straight-line methods over the estimated useful lives of the assets which range from 3 to 7 years.

PATENTS, TRADEMARKS AND COPYRIGHTS

Certain costs of filing for patents, trademarks and copyrights are capitalized as incurred. Such costs are being amortized on a straight-line basis over the lesser of their statutory lives or estimated useful lives commencing on the date of issuance.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective January 1, 1996. SFAS No. 121 requires impairment losses to be

                                Vyrex Corporation
                        (a development stage enterprise)

                    Notes to Financial Statements (continued)


1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. There was no effect on the Company's financial statements from the adoption of SFAS No. 121.

NET LOSS PER COMMON SHARE

For periods subsequent to the completion of the Company's initial public offering (IPO) in March 1996, net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding. Common stock equivalents resulting from outstanding stock options and warrants are antidilutive. For periods prior to the IPO, net loss per share is computed pursuant to the rules of the Securities and Exchange Commision which require that common stock issued during a period of at least twelve months immediately preceding the IPO, plus the equivalent of common shares granted or issued during the same period be included in the calculation of shares used in computing net loss per share as if these shares were outstanding for all periods presented (using the treasury stock method).

2.  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents consists of cash and highly liquid U.S. government securities with remaining maturities, when acquired, of three months or less. Included in cash and cash equivalents at December 31, 1996 was approximately $1.5 million invested in U.S. Treasury bills.

Short-term investments consist of U.S. Treasury bills maturing in May and November of 1997 and are classified as available-for-sale and carried at amounts which approximate fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. As of December 31, 1996, the difference between amortized cost and the estimated fair value of investments was not material. Realized gains and losses and declines in value judged to be other-than temporary, if any, in available-for-sale securities are included in investment income. The cost of securities is based on the specific identification method.

                                Vyrex Corporation
                        (a development stage enterprise)

                   Notes to Financial Statements (continued)


3.  FURNITURE AND EQUIPMENT

Furniture and equipment consist of the following:

                                                              DECEMBER 31,
                                                           1996          1995
                                                          -------       -------
Office furniture and equipment                            $92,366       $30,792
Laboratory equipment                                       16,284        16,284
                                                          -------       -------
                                                          108,650        47,076
Less accumulated depreciation                              54,394        38,685
                                                          -------       -------
Total                                                     $54,256       $ 8,391


Depreciation expense was $15,709 and $6,505 for the years ended December 31, 1996 and 1995, respectively.

4. RELATED PARTY TRANSACTIONS

NOTES RECEIVABLE

On October 25, 1996, the Company loaned $260,000 to the Company's former President and Chief Operating Officer in the form of a demand note with 7% interest, principal and interest is payable on demand. The note is secured by a second trust deed. On December 23, 1996, the Company also loaned $50,000 to its Vice President, Chemistry. The loan was in the form of a secured note carrying 7% interest, whose principal and interest is payable on demand.

EMPLOYMENT AGREEMENT

Dr. Sheldon Hendler, the Company's Chairman and CEO entered into a one year employment agreement on October 1, 1995. The agreement automatically renews on the anniversary date for an additional year unless previously terminated by the Company. Dr. Hendler's salary under the agreement is set by the Board of Directors and is currently $205,000 per year. The Company has the right to terminate Dr. Hendler's employment agreement for cause or as a result of death or permanent disability. In certain events relating primarily to merger or reorganization and similar changes in the nature of the Company, Dr. Hendler is entitled to continue his employment or voluntarily terminate the agreement and receive a severance payment of 2.99 times his annual salary and fringe benefits during the five years preceding the date of termination.

                                Vyrex Corporation
                        (a development stage enterprise)

                   Notes to Financial Statements (continued)


4. RELATED PARTY TRANSACTIONS (CONTINUED)

OTHER

The Company had a month-to-month agreement with the Company's Chairman and CEO whereby it paid him for the use of office space, equipment and certain clerical
costs.  The agreement was ended in April of 1996.   Under the agreement, the
Company paid Dr. Hendler $16,000 in 1996 and $60,000 in 1995.

5. TECHNOLOGY LICENSE AND CLINICAL STUDY AGREEMENTS

Effective as of January 2, 1991, the Company issued 3,500,000 shares of common stock to The Hendler Group (of which Dr. S. Hendler, the Company's Chairman, is the principal member) in exchange for all of The Hendler Group's rights in certain antiviral technologies and subject to certain rights and obligations under an agreement between Dr. S. Hendler and Biodor U.S. Holding ("Biodor"). For accounting purposes, the technology acquired and the shares issued to the Company's founder and principal stockholder were valued at $7,000 based on a $.002 per share price of a concurrent sale of shares for cash. On October 1, 1995, Dr. Hendler returned 150,000 of the 3,500,000 shares initially issued to him (see Note 8). For accounting purposes, the Company has retroactively reversed the initial issuance by reducing the cost of the technology and stockholders' equity by $300 based on the original value of $.002 per share.

In 1992, the Company entered into a clinical study agreement with the Long Beach Memorial Medical Center (the "Center") whereby the Center was to perform a "Phase I/II" trial (the "Trial") of the efficacy, safety and bioavailability of Panavir, a drug the technology for which is owned by the Company, in HIV-infected patients. The Center was paid a total of $182,891 for the Trial.

In February 1993, the Company entered into an agreement with Mylan Laboratories, Inc. ("Mylan") under which Mylan paid the Company $300,000, which the Company reflected as revenue, in exchange for Mylan's access to certain proprietary information concerning ongoing research and development projects conducted by the Company and an option to acquire specified rights to technology. Mylan did not choose to acquire the rights to any technology prior to the expiration of the agreement on December 31, 1993.

In September 1995, the Company received a fee of $10,000 on signing a letter of intent to enter into an exclusive worldwide license agreement with Pollufil Trading, S.A. Tobacco Division ("Pollufil") to commercialize certain Company technology. In November 1995, the Company entered into a license agreement (the "Pollufil Agreement") pursuant to which the Company granted Pollufil an exclusive world-wide license to commercialize certain Company technology for use as an antioxidant cigarette filter additive. Under the Pollufil Agreement, the Company is entitled to receive two payments totaling $90,000

                                Vyrex Corporation
                        (a development stage enterprise)

                   Notes to Financial Statements (continued)


5. TECHNOLOGY LICENSE AND CLINICAL STUDY AGREEMENTS  (CONTINUED)

upon the achievement of certain milestone events with respect to testing of the potential products sought to be developed using the licensed technology. Unless the Pollufil agreement is terminated and the Company's technology is not utilized by Pollufil, the Company is also entitled to royalties in the amount of 10% of the gross proceeds received by Pollufil in connection with the licensed technology, and minimum royalties commencing June 1, 1996 of $300,000 per year, payable one year in arrears.

6.  NOTES PAYABLE

At December 31, 1995, notes payable consisted of the following:

Bridge loans, with interest at 7% per annum, principal and
 interest convertible at the sole election of the Company
 into shares of common stock at the rate of $3.00 per share          $250,000

Non-interest bearing note payable to former director                   50,000
                                                                     --------
Total                                                                $300,000
                                                                     ========

In 1996, the non-interest bearing loan was repaid and the bridge loans, including related accrued interest of $8,045, were converted into 86,015 shares of common stock.

During 1995, the Company granted an option to purchase common stock to an individual who assisted in obtaining financing for the Company. Based on the estimated fair value of the option, the Company recorded a charge of $1,349,900 in the accompanying 1995 statement of operations.

7. INCOME TAXES

At December 31, 1996, the Company had net operating loss carryforwards available to reduce future taxable income, if any, of approximately $9,238,000 and $4,520,000 for federal and California income tax purposes, respectively. These net operating losses begin to expire in 2007 and 2000 for federal and California purposes, respectively. The difference between the federal and California tax loss carryforwards is primarily related to the 50% limitation on California loss carryforwards. The Company also had research and development credit carryforwards of approximately $147,000 and $60,000 for federal and state income tax reporting purposes, respectively.

                                Vyrex Corporation
                        (a development stage enterprise)

                   Notes to Financial Statements (continued)


7. INCOME TAXES  (CONTINUED)

Temporary differences (the loss and tax credit carryforwards described above) give rise to the Company's deferred income taxes. The components of the Company's deferred tax assets as of December 31, 1996 and 1995 are as follows:

                                                        1996            1995
                                                    -----------      ---------
Net operating loss carryforwards                    $ 3,505,000      $ 688,000
Research and development credit carryforwards           207,000        163,000
                                                    -----------      ---------
                                                      3,712,000        851,000
Valuation allowance                                  (3,712,000)      (851,000)
                                                    -----------      ---------
                                                    $         -      $       -
                                                    ===========      =========

The deferred tax assets have been offset by a valuation allowance in the same amount because the ultimate realization of these assets is uncertain.

8.  STOCKHOLDERS' EQUITY

Pursuant to a private placement memorandum dated November 18, 1994 (the "PPM"), the Company commenced an offering of up to 60 units at a price of $49,980 per unit. Each unit consisted of 16,660 shares of common stock and one common stock warrant. Each warrant entitles the holder to purchase 5,000 shares of common stock at $8.00 per share, subject to anti-dilution adjustments. The warrants may be exercised in whole or in part during the three-year period following the date of issuance, although the Company may, under certain conditions, accelerate the termination of the exercise period.

In December 1994, the Company issued 24,990 shares of common stock and warrants to purchase 7,500 shares of common stock upon the sale of 1.5 units offered pursuant to the PPM. Gross proceeds from the sale of the units totaled $74,970 (or $3.00 per share based on the number of shares issued). Commissions applicable to the units sold and costs related to the private offering totaling $41,844 were charged against additional paid-in capital in 1994.

During 1995, the Company issued 149,940 shares of common stock and warrants to purchase 45,000 shares of common stock upon the sale of nine units offered pursuant to the PPM. Gross proceeds from the sale of the units totaled $449,820 (or $3.00 per share based on the number of shares issued). Commissions applicable to the units sold and costs related to the private offering totaling $46,976 were charged against additional paid-in capital.

                                Vyrex Corporation
                        (a development stage enterprise)

                   Notes to Financial Statements (continued)


8.  STOCKHOLDERS' EQUITY (CONTINUED)

On April 13, 1995, the Company issued 6,041 shares of common stock and a warrant for the purchase of 1,812 shares as payment (at $3.00 per share issued) for $18,123 of legal services previously rendered. The warrant is exercisable at $8.00 per share during the three year period from the date of issuance.

In September 1995, the Company issued 58,000 shares of common stock to selling agents for services in connection with the units sold pursuant to the PPM and 25,000 shares to other individuals for services in connection with other issuances of equity securities.

On October 1, 1995, the Company issued 13,334 shares of common stock and a warrant for the purchase of 4,000 shares as a payment (at $3.00 per share issued) for $40,002 of legal services rendered in connection with the IPO. The warrant is exercisable at $8.00 per share during the three-year period from the date of issuance.

On October 1, 1995, the Company granted an option for the purchase of 450,000 shares of its common stock at an aggregate exercise price of $100 (or $.00022 per share) as part of the consideration for the recipient's agreement to assist in arranging certain bridge financing for the Company (see Note 6). Management estimated that the aggregate fair value of the options was $1,350,000 based on the fair value of $3.00 per underlying share at date of grant. Accordingly, the Company charged the difference between the estimated aggregate fair value and the aggregate exercise price of the options of $1,349,900 to expense in 1995. This option was exercised on April 1, 1996. The Company also agreed to sell options for the purchase of 300,000 shares of its common stock exercisable at $3.00 per share for $50,000, and on February 22, 1996, the Company completed the transaction. On December 19, 1996, the option was exercised.

On March 21, 1996, the Company completed its initial public offering for the sale of 1,000,000 Units for $6.50 per Unit, which resulted in net proceeds of $5,411,866. Each Unit entitles the purchaser to acquire one share of common stock and one warrant to purchase one share of common stock at an exercise price of $8.00, subject to certain anti-dilutive adjustments.

On April 1, 1996, the Company issued 86,015 shares at $3.00 per share for conversion into common stock, the principal and accrued interest on a bridge loan. (see Note 6).

On May 10, 1996, the Company sold an additional 57,097 Units as a result of a partial exercise of the Underwriters overallotment option granted as part of the initial public offering, and received net proceeds of $323,811.

                                Vyrex Corporation
                        (a development stage enterprise)

                   Notes to Financial Statements (continued)


8.  STOCKHOLDERS' EQUITY (CONTINUED)

On July 1, 1996, the Company issued 24,292 Units as partial consideration for legal services performed in preparation of the Company's initial public offering.

9.  WARRANTS

As of December 31, 1996, the Company had outstanding warrants to purchase 1,239,701 shares of common stock. 58,312 of the warrants are exercisable for three years from the date of issuance, and will expire in October, 1998. The exercise price of all these warrants is $8.00 per share, subject to adjustment in the event of stock splits, stock dividends and similar events. If at any time the common stock of the Company trades on the NASDAQ market for $12 per share for 20 out of 30 consecutive trading days, the Company has the right to accelerate the three year exercise period for these warrants by providing ten days prior written notice to the warrant holder, granting the warrant holder 45 days after the last day of the 30 day trading period to exercise the warrant. The Company must have an effective registration statement covering all of the shares of common stock underlying the warrants before it can provide notice to shorten the exercise period. The Company must also use its best efforts to keep the registration statement effective for a minimum period of six months after the termination of the shortened exercise period. The holders of the warrants are entitled to certain "piggy back" registration rights with respect to the warrants.

On March 21, 1996, 1,057,097 warrants were issued and are outstanding as part of the initial public offering of Units. Each warrant entitles the holder upon payment of the exercise price of $8.00 to purchase one share of common stock. The warrants are exercisable at any time after June 21, 1996, provided that at such time a current prospectus relating to the common stock is in effect and the common stock is qualified for sale or exempt from qualification under applicable state securities laws. The Company may, at its option, accelerate the expiration of the warrants upon not less than 30 days prior notice to the registered holders of the warrants, in the event that: (i) there exists a current prospectus relating to the common stock issuable upon exercise of the warrants under an effective registration statement filed with the Securities and Exchange Commission and the issuance of the common stock upon exercise of the warrants has been qualified for sale or exempt from qualification under applicable state securities laws; and (ii) the shares of common stock of the Company have had a closing bid price of not less than $10.00 for a period of ten consecutive trading days ending not more than ten calendar days immediately prior to the date of the notice. Holders of warrants will automatically forfeit their rights to purchase the shares of common stock issuable upon exercise of such warrants unless the warrants are exercised before the close of business on

                                Vyrex Corporation
                        (a development stage enterprise)

                   Notes to Financial Statements (continued)


9.  WARRANTS (CONTINUED)

the business day immediately prior to the final date set for exercise. All of the outstanding warrants may be affected. A notice of any acceleration of the final exercise date is required to be mailed to each of the registered holders of the warrants by first class mail, postage prepaid, 30 days before the date fixed for acceleration of the final exercise date, and is required to be published in THE WALL STREET JOURNAL and at least one other newspaper of general circulation in San Diego and in New York City. The notice of acceleration of the final exercise date is required to specify the date fixed for exercise, the place where the warrant certificates shall be delivered and that the right to exercise the warrants shall terminate at 5:00 p.m. (Los Angeles time) on the final exercise date.

The Company issued 100,000 warrants pursuant to the Underwriter's Purchase Option granted as part of the initial public offering. These warrants are exercisable at $11.20 per share at any time between March 21, 1997 and March 21, 1998. The warrants expire on March 21, 1998.

10. STOCK OPTION PLAN

The Company's 1993 Stock Option Plan (the "Plan") was adopted by the Board of Directors in February 1994. Pursuant to the Plan, the Company may grant both incentive stock options and nonstatutory stock options. Incentive stock options may be granted only to employees, while consultants, employees, officers and directors are eligible for the grant of nonstatutory options. The total number of shares of common stock of the Company reserved and available for grant under the Plan is 2,875,000 shares.

The maximum term of stock options granted under the Plan is ten years, but if the optionee at the time of the grant has voting power over more than 10% of the Company's outstanding capital stock, the maximum term is five years. The exercise price of incentive stock options granted under the Plan must be at least equal to the fair market value of such shares on the date of grant. The exercise price of nonstatutory stock options granted under the Plan must be at least 85%, or 110% with respect to holders of 10% of the voting power of the Company's outstanding capital stock, of the fair market value of the stock subject to the option on the date of the grant.

Subject to the Plan's change in control provisions, in the event of the sale of substantially all of the assets of the Company or the merger of the Company with or into another corporation, each outstanding option may be assumed or substituted by such successor corporation or parent or subsidiary of such successor corporation, or in some circumstances a cash payment in approximately the amount of the equity held in the share award or option may be made to the holder.

                                Vyrex Corporation
                        (a development stage enterprise)

                   Notes to Financial Statements (continued)


10. STOCK OPTION PLAN (CONTINUED)

Activity with respect to the stock option plan is summarized as follows:


                                                        SHARES                                             WEIGHTED-
                                                       AVAILABLE          STOCK              OPTION         AVERAGE
                                                          FOR            OPTIONS            EXERCISE       EXERCISE
                                                         GRANT         OUTSTANDING            PRICE          PRICE
                                                       ---------       -----------          --------      ----------
Balance at December 31, 1994                            2,875,000              -                 -              -
  Granted                                               (868,000)        868,000         $3.00 - $4.55      $3.04
  Exercised                                                     -              -                 -              -
  Canceled                                                      -              -                 -              -
                                                      -----------      ---------
Balance at December 31, 1995                            2,007,000        868,000         $3.00 - $4.55      $3.04
  Granted                                             (1,121,900)      1,121,900         $3.00 - $7.50      $3.01
  Exercised                                                     -              -                 -              -
  Canceled                                                 31,091       (31,091)         $3.00 - $4.55      $3.96
                                                      -----------      ---------
Balance at December 31, 1996                              916,191      1,958,809         $3.00 - $7.50      $3.01
                                                      ===========      =========

Options for 843,359 shares are exercisable at December 31, 1996 and the weighted-average contractual life of options outstanding at that date is approximately five years.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options.
Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.0%; dividend yield of 0%; the volatility factor of the expected market price of the Company's common stock of 78%, and a weighted-average expected life of the options of 64 months.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock

                                Vyrex Corporation
                        (a development stage enterprise)

                   Notes to Financial Statements (continued)


10. STOCK OPTION PLAN (CONTINUED)

options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information).

                                                       1996           1995
                                                       ----           ----
Pro forma net loss                                 $(1,853,412)   $(3,790,462)
Pro forma net loss per share                            $(0.28)        $(0.62)

The weighted-average fair value of options granted in 1996 and 1995 is $2.03 and $2.33, respectively.

The pro forma effect on net loss for 1996 and 1995 is not representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

The information required by Item 8 of Form 10-KSB is incorporated by reference to the information contained in the registrant's Form 8-K dated July 11, 1996.

                                   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS. COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information required by Item 9 of Form 10-KSB is incorporated by reference to the information contained in the section captioned "Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" in the Registrants definitive proxy statement for the Annual Meeting of Shareholders ("Proxy Statement") to be filed with the Commission on or before April 30, 1997.


ITEM 10.  EXECUTIVE COMPENSATION.

The information required by Item 10 of Form 10-KSB is incorporated by reference to the information contained in the section captioned "Executive Compensation" in the Proxy Statement to be filed with the Commission on or before April 30, 1997.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by Item 11 of Form 10-KSB is incorporated by reference to the information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement to be filed with the Commission on or before April 30, 1997.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 12 of Form 10-KSB is incorporated by reference to the information contained in the section captioned "Certain Relationships and Related Transactions" in the Proxy Statement to be filed with the Commission on or before April 30, 1997.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit 11 Statement regarding Computation of per share earnings for 1995 required by Item 13(a) of Form 10-KSB is incorporated by reference to the information contained in Exhibit 11.1 of the Company's registration statement on Form SB-2 dated March 21, 1996.

The information required by Item 13 of Form 10-KSB is incorporated by reference to the information contained in the registrant's Form 8-K dated July 11, 1996.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                VYREX CORPORATION
                                Registrant


                                By: /s/SHELDON S. HENDLER
                                    ---------------------
                                    Sheldon S. Hendler,
                                    President, Chief Executive Officer,
                                    and Chairman of the Board


                                By: /s/STEVEN J. KEMPER
                                    -------------------
                                    Steven J. Kemper,
                                    Chief Financial Officer

Date:  March 14, 1997

     In accordance with the Exchange Act, this Report has been SIGNED by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                       Title                         Date
     ---------                       -----                         ----

/s/SHELDON S. HENDLER   President, Chief Executive Officer,     March 14, 1997
---------------------     and Chairman of the Board
 Sheldon S. Hendler


/s/CARL M. LEWIS        General Counsel, Secretary              March 14, 1997
---------------------     and Director
Carl M. Lewis


/s/JOYCE M. HENDLER     Director                                March 14, 1997
---------------------
Joyce M. Hendler


/s/DENNIS J. CARLO      Director                                March 14, 1997
---------------------
Dennis J. Carlo


/s/NOLAN E. PENN        Director                                March 14, 1997
---------------------
Nolan E. Penn


/s/GREGORY F. GILBERT   Director                                March 14, 1997
---------------------
Gregory F. Gilbert