Form 10QSB
period 1997-03-31
VYREX CORP
filed 1997-05-12
CIK 933972

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON D.C. 20549

                                     FORM 10-QSB

/ X / Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the Quarterly Period ended MARCH 31, 1997

/  /       Transition report pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934

Commission file number : 000-27866

                                  VYREX CORPORATION
             (Name of small business issuer as specified in its charter)

                    NEVADA                             88-0271109
      (State or other jurisdiction of                 (IRS Employer
       incorporation or organization)              Identification No.)


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

Yes  / X /          No _____

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan by a court.

Yes _____           No _____

                         APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of latest practicable date:

As of March 31, 1997 there are 7,121,209 shares of common stock outstanding and warrants to purchase 1,239,701 shares of common stock outstanding.

Transitional Small Business Disclosure Format

Yes  _____     No / X /

                                  VYREX CORPORATION
                                     FORM 10-QSB
                                   QUARTERLY REPORT
                                  TABLE OF CONTENTS



     Facing Sheet                                         1
     Table of Contents                                    2

     PART I FINANCIAL INFORMATION

         Item I - Financial Information
                  Balance Sheets                          3
                  Statements of Operations                4
                  Statements of Cash Flows                5
                  Notes to Financial Statements           6

         Item 2 - Management's Discussion and             6
                  Analysis of Financial Condition
                  And Results of Operations

     PART II OTHER INFORMATION                            7

     Signature                                            8

                            PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  VYREX CORPORATION
                           (a development stage enterprise)

                                    Balance Sheets


                                                                                MARCH 31,             DECEMBER 31,
                                                                                  1997                    1996
                                                                                ---------             ------------
                                                                               (Unaudited)               (Note)
ASSETS
Current assets:
 Cash and cash equivalents                                                     $1,171,844               $3,187,906
 Short-term investment, available-for-sale                                      3,354,040                1,893,830
 Interest receivable                                                               73,147                   47,979
 Prepaid Assets                                                                    57,514                        -
                                                                               ----------               ----------
Total current assets                                                            4,656,546                5,129,715


Furniture and equipment, net of accumulated depreciation of
 $57,674 in 1997 and $54,394 in 1996                                               59,397                   54,256

Notes receivable from related parties                                              50,931                  313,304
Patents, trademarks and copyrights, net of accumulated                            121,956                  124,018
amortization of $18,263 in 1997 and $16,201 in 1996
                                                                               ----------               ----------
Total assets                                                                   $4,888,829               $5,621,293
                                                                               ----------               ----------
                                                                               ----------               ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities                                     $   456,271              $   504,646
                                                                               ----------               ----------
Total current liabilities                                                         456,271                  504,646

Stockholders' equity:
 Preferred stock, $.001 par value; 10,000,000 shares authorized;
  none issued                                                                           -                        -
 Common stock, $.001 par value; 50,000,000 shares authorized;
  7,121,209 issued and outstanding in 1997 and 1996                                 7,121                    7,121
 Additional paid-in capital                                                    10,338,339               10,338,339
Deficit accumulated during the development stage                               (5,912,902)              (5,228,813)
                                                                               ----------               ----------
Total stockholders' equity                                                      4,432,558                5,116,647
                                                                               ----------               ----------
Total liabilities and stockholders' equity                                     $4,888,829               $5,621,293
                                                                               ----------               ----------
                                                                               ----------               ----------


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                                  VYREX CORPORATION
                           (a development stage enterprise)

                               Statements of Operations
                                     (Unaudited)


                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------         CUMULATIVE FROM
                                                     1997                  1996             INCEPTION
                                                     ----                  ----          ---------------
Revenue and licensing agreement                    $          --       $          --        $    310,000

Operating Expenses:
 Research and development                                404,130              60,448           2,797,915
 General and administrative                              340,900              48,153           2,338,448
                                                   -------------        ------------         -----------
Total operating expenses                                 745,030             108,601           5,136,363
                                                   -------------        ------------         -----------

Loss from Operations                                    (745,030)           (108,601)         (4,826,363)

Other Income (expense):
Interest Income                                           60,941                 185             263,361
Charge from issuance of stock options for
 arranging bridge financing costs                             --                  --          (1,349,900)
                                                   -------------        ------------          ----------
Total other income (expense)                              60,941                 185          (1,086,539)
                                                   -------------        ------------          ----------
Net loss                                            $   (684,089)        $  (108,416)        $(5,912,902)
                                                   -------------        ------------         -----------
                                                   -------------        ------------         -----------

Net loss per common share                           $      (0.10)       $      (0.02)
                                                   -------------        ------------
                                                   -------------        ------------
Shares used in per share computations                  7,121,209           5,302,706
                                                   -------------        ------------
                                                   -------------        ------------

SEE ACCOMPANYING NOTES.

                                  VYREX CORPORATION
                           (a development stage enterprise)

                               Statements of Cash Flows
                                     (Unaudited)

                                                                 THREE MONTHS ENDED                CUMULATIVE
                                                            MARCH 31,           MARCH 31,             FROM
                                                               1997                1996             INCEPTION
                                                            ---------           ---------          ----------
OPERATING ACTIVITIES
Net loss                                                   $  (684,089)        $  (108,416)        $(5,912,902)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                                  5,342               1,817              75,652
  Interest receivable                                          (25,168)                 --             (73,147)
  Issuance of compensatory notes, stock and
   stock options                                                    --                  --           1,561,052
  Accounts payable and accrued liabilities                     (48,375)            (73,731)            456,272
                                                            ----------          ----------          ----------
Net cash used in operating activities                         (752,290)           (180,330)         (3,893,073)
                                                            ----------          ----------          ----------

INVESTING ACTIVITIES
Purchase of short-term investments                          (1,460,210)                 --          (6,401,425)
Sale of short-term investments                                      --                  --           3,048,365
Purchases of furniture and equipment                            (8,421)                 --            (117,071)
Cost of patent, trademarks and copyrights                           --                  --            (133,519)
Other assets, including notes receivable from
 related parties                                               204,859                  --            (109,141)
                                                            ----------          ----------          ----------
Net cash used in investing activities                       (1,263,772)                 --          (3,712,791)
                                                            ----------          ----------          ----------

FINANCING ACTIVITIES
Proceeds from note payable                                          --                  --             400,000
Exercise of stock options and sale of option                        --                  --             950,100
Net proceeds from issuance of common stock                          --           5,694,214           7,427,608
                                                            ----------          ----------          ----------
Net cash provided by financing activities                           --           5,694,214           8,777,708
                                                            ----------          ----------          ----------

Net increase (decrease) in cash and cash
 equivalents                                                (2,016,062)          5,513,884           1,171,844

Cash and cash equivalents, beginning of the
 period                                                      3,187,906              65,995                  --
                                                            ----------          ----------          ----------
Cash and cash equivalents, end of the period                $1,171,844          $5,579,879          $1,171,844

SEE ACCOMPANYING NOTES

                                  VYREX CORPORATION
                           (A Development Stage Enterprise)

                            Notes To Financial Statements
                                     (Unaudited)

1.  BASIS OF PRESENTATION

     The accompanying financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of the financial position as of March 31, 1997, and the results of operations for the three month period ended March 31, 1997 and 1996. The results of operations for the periods ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in Vyrex's 10-KSB for the year ended December 31, 1996.

2.  ACCOUNTING STANDARD ON EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of the adoption of this statement is not expected to be material.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996

     Research and development expenses increased $344,000, to $404,000 in the three months ended March 31, 1997, from $60,000 for the same period during 1996. The increase is primarily due to higher salaries as the Company built up its research organization as well as higher expenses for the CD-Tagging-TM- functional genomics project and for Vantox-Registered Trademark- antioxidant preclinical efforts. General and administrative expenses increased $293,000, to $341,000 in the current period, from $48,000 for the same period in 1996. The increase is due to higher salaries and consulting as the Company built up its administrative team as well as higher insurance and patent related legal costs.

     Net loss increased $576,000, to $684,000 in the current period, from $108,000 for the same period during 1996 as the Company built up its research efforts subsequent to going public in March of 1996. Net loss per common share increased $0.08 to $0.10, from $0.02 for the same period during 1996. Higher operating expenses were partially offset by higher average shares outstanding during the period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed it operations since inception solely through the sales of debt and equity securities. As of March 31, 1997, the Company had working capital of $4,200,000 which includes $4,526,000 of cash, cash equivalents and short term investments. Cash flow used in operating activities during the period ended March 31, 1997 was $752,000, compared to $180,000 for the same period during 1996. The increase in cash used was primarily related to the net loss from operations as the Company accelerated its research activities subsequent to its initial public offering in March of 1996. The Company also used $1,264,000 in investing activities during the current period, compared to zero for the same period during 1996, as maturing cash equivalents were reinvested in short term investments with maturities greater than three months. The investment in short-term investments was partially offset by $267,000 collected on a note receivable from the Company's former president.

     The Company believes that its current cash reserves will fund the business for at least the next twelve months from the balance sheet date. The Company does not anticipate have revenues in the foreseeable future and will be required to raise additional funds to continue operations. There is no assurance that funds will be available through the public or private markets.


                              PART II  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     Not applicable


ITEM 2.   CHANGES IN SECURITIES

     Not applicable


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not applicable


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable


ITEM 5.   OTHER INFORMATION

     Not applicable


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

                                      SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       VYREX CORPORATION
                                       Registrant


                                        By:  /s/ STEVEN J. KEMPER
                                             --------------------
                                             Steven J. Kemper,
                                             Chief Financial Officer
                                             (Principal Financial Officer)