Form 10QSB
period 1997-06-30
VYREX CORP
filed 1997-08-07
CIK 933972

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

/ X /     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the Quarterly Period ended JUNE 30, 1997

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

Yes   X        No
    -----         -----

              Applicable Only to Issuers Involved in Bankruptcy
                 Proceedings During the Preceding Five Years

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan by a court.

Yes         No
    -----         -----

                    Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuers classes of common equity, as of latest practicable date:

As of June 30, 1997 there are 7,121,409 shares of common stock outstanding and warrants to purchase 1,239,701 shares of common stock outstanding.

Transitional Small Business Disclosure Format

Yes          No    X
    -----         -----

                              VYREX CORPORATION
                             INDEX TO FORM 10-QSB



PART I FINANCIAL INFORMATION

    Item 1 - Financial Information
              Balance Sheets                       3
              Statements of Operations             4
              Statements of Cash Flows             5
              Notes to Financial Statements        6

    Item 2 - Management's Discussion and           6
             Analysis of Financial Condition
             And Results of Operations

PART II OTHER INFORMATION                          7

    Item 1 - Legal Proceedings                     7

    Item 2 - Changes in Securities                 7

    Item 3 - Defaults upon Senior Securities       7

    Item 4 - Submission of Matters to a Vote of
               Security Holders                    7

    Item 5 - Other Information                     7

    Item 6 - Exhibits and Reports on Form 8-K      8

Signatures                                         8

                        PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              VYREX CORPORATION

                      (a development stage enterprise)

                               Balance Sheets

                                                                         JUNE 30,        DECEMBER 31,
                                                                           1997             1996
                                                                       -----------       -----------
                                                                       (Unaudited)          Note
ASSETS
Current assets:
  Cash and cash equivalents                                            $   353,588       $ 3,187,906
  Short-term investment, available-for-sale                              3,387,205         1,893,830
  Interest receivable                                                       65,831            47,979
  Prepaid assets                                                            42,812               --
                                                                       -----------       -----------
Total current assets                                                     3,849,436         5,129,715

Furniture and equipment, net of accumulated depreciation of
 $63,467 in 1997 and $54,394 in 1996                                        58,458            54,256

Notes receivable from related parties                                       51,804           313,304

Patents, trademarks and copyrights, net of accumulated
 amortization of $20,325 in 1997 and $16,201 in 1996                       119,894           124,018
                                                                       -----------       -----------
Total assets                                                           $ 4,079,592       $ 5,621,293
                                                                       -----------       -----------
                                                                       -----------       -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                             $   338,885       $   504,646
                                                                       -----------       -----------
Total current liabilities                                                  338,885           504,646

Stockholders' equity:
  Preferred stock, $.001 par value; 10,000,000 shares authorized;
   none issued                                                                  --                --
  Common stock, $.001 par value; 50,000,000 shares authorized;
   7,121,409 issued and outstanding in 1997 and 7,121,209
   issued and outstanding in 1996                                            7,121             7,121
  Additional paid-in capital                                            10,339,939        10,338,339
  Deficit accumulated during the development stage                      (6,606,353)       (5,228,813)
                                                                       -----------       -----------
Total stockholders' equity                                               3,740,707         5,116,647
                                                                       -----------       -----------
Total liabilities and stockholders' equity                             $ 4,079,592       $ 5,621,293
                                                                       -----------       -----------
                                                                       -----------       -----------

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                              VYREX CORPORATION

                       (a development stage enterprise)

                           Statements of Operations
                                  (Unaudited)

                                                   THREE MONTHS ENDED               SIX MONTHS ENDED         CUMULATIVE FROM
                                             JUNE 30,1997     JUNE 30,1996    JUNE 30,1997    JUNE 30,1996      INCEPTION
                                             ------------     ------------    ------------    ------------   ---------------
Revenue and licensing agreement               $       --      $       --      $       --      $       --     $   310,000

Operating expenses:
  Research and development                       335,842          53,796         739,973         114,244       2,729,628
  General and administrative                     413,360         311,558         754,259         359,711       2,410,908
                                              ----------      ----------     -----------      ----------     -----------
Total operating expenses                         749,202         365,354       1,494,232         473,955       5,140,536
                                              ----------      ----------     -----------      ----------     -----------

Loss from operations                            (749,202)       (365,354)     (1,494,232)       (473,955)     (4,830,536)

Other income (expense):
  Interest income                                 55,751          45,165         116,692          45,350         258,171
  Charge from issuance of stock options
   for arranging bridge financing costs               --              --              --              --      (1,349,900)
                                              ----------      ----------     -----------      ----------     -----------
Total other income (expense)                      55,751          45,165         116,692          45,350      (1,091,729)
                                              ----------      ----------     -----------      ----------     -----------
Net loss                                      $ (693,451)     $ (320,189)    $(1,377,540)     $ (428,605)    $(5,922,265)
                                              ----------      ----------     -----------      ----------     -----------
                                              ----------      ----------     -----------      ----------     -----------
Net loss per common share                     $    (0.10)     $    (0.05)    $     (0.19)     $    (0.07)    $     (0.97)
                                              ----------      ----------     -----------      ----------     -----------
                                              ----------      ----------     -----------      ----------     -----------
Shares used in per share computations          7,121,290       6,308,954       7,121,246       5,805,566       6,076,851
                                              ----------      ----------     -----------      ----------     -----------
                                              ----------      ----------     -----------      ----------     -----------

SEE ACCOMPANYING NOTES.

                              VYREX CORPORATION
                       (a development stage enterprise)

                           Statements of Cash Flows
                                  (Unaudited)

                                                           SIX MONTHS ENDED                 CUMULATIVE
                                                      JUNE 30,           JUNE 30,               FROM
                                                        1997               1996              INCEPTION
                                                     -----------        -----------         -----------
OPERATING ACTIVITIES
Net loss                                             $(1,377,540)         $(428,605)        $(6,606,353)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation and amortization                            13,197              7,503              83,507
 Interest receivable                                     (17,852)                --             (65,831)
 Issuance of compensatory notes, stock and
  stock options                                               --                 --           1,561,052
 Prepaid assets                                          (42,812)                --             (42,812)
 Accounts payable and accrued liabilities               (165,761)           150,542             338,888
                                                     -----------        -----------         -----------
Net cash used in operating activities                 (1,590,768)          (270,560)         (4,731,549)
                                                     -----------        -----------         -----------

INVESTING ACTIVITIES
Purchase of short-term investments                    (2,439,785)        (2,927,034)         (7,381,002)
Sale of short-term investments                           946,410                 --           3,994,775
Purchases of furniture and equipment                     (13,275)           (49,780)           (121,925)
Cost of patent, trademarks and copyrights                     --                 --            (133,519)
Other assets, including notes receivable from
 related parties                                         261,500            (25,208)            (52,500)
                                                     -----------        -----------         -----------
Net cash used in investing activities                 (1,245,150)        (3,002,022)         (3,694,171)
                                                     -----------        -----------         -----------

FINANCING ACTIVITIES
Proceeds (repayment) from note payable                        --            (50,000)            400,000
Exercise of stock options and sale of option                  --                 --             950,100
Net proceeds from issuance of common stock                 1,600          5,787,711           7,429,208
                                                     -----------        -----------         -----------
Net cash provided by financing activities                  1,600          5,737,711           8,779,308
                                                     -----------        -----------         -----------

Net increase (decrease) in cash and cash
 equivalents                                          (2,834,318)         2,465,129             353,588

Cash and cash equivalents, beginning of the
 period                                                3,187,906             65,995                  --
                                                     -----------        -----------         -----------
Cash and cash equivalents, end of the period            $353,588         $2,531,124            $353,588
                                                     -----------        -----------         -----------
                                                     -----------        -----------         -----------

SEE ACCOMPANYING NOTES

                              VYREX CORPORATION
                       (A Development Stage Enterprise)

                         Notes To Financial Statements
                                  (Unaudited)

1.  BASIS OF PRESENTATION

    The accompanying financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of the financial position as of June 30, 1997, and the results of operations for the three and six month periods ended June 30, 1997 and 1996. The results of operations for the periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in Vyrex's Form 10-KSB for the year ended December 31, 1996.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

    Research and development expenses increased $282,046, to $335,842 in the three months ended June 30, 1997, compared to $53,796 for the same period during 1996. The increase is primarily due to higher salaries as the Company built up its research organization as well as higher expenses for CD-Tagging-TM- development and for Vantox-Registered Trademark-preclinical efforts. General and administrative expenses increased $101,802, to $413,360 in the current period, compared to $311,558 for the same period in 1996. The increase is due to higher salaries and consulting as the Company built up its administrative structure.

    Net loss increased $373,262, to $693,451 in the current period, compared to $320,189 for the same period during 1996 as the Company built up its research efforts and administrative structure. Net loss per common share increased $0.05 to $0.10, compared to $0.05 for the same period during 1996. Higher operating expenses were partially offset by higher average shares outstanding during the period.

    SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

    Research and development expenses increased $625,729, to $739,973 in the six months ended June 30, 1997, compared to $114,244 for the same period during 1996. The increase is primarily due to higher salaries as the Company built up its research organization as well as higher expenses for CD-Tagging-TM- development and for Vantox-Registered Trademark-preclinical efforts. General and administrative expenses increased $394,548, to $754,259 in the six months ended June 30, 1997, compared to $359,711 for the same period during 1996. The increase is due to higher salaries and consulting as the Company built up its administrative structure as well as higher legal costs for patent and acquisition efforts.

    Net loss increased $948,935, to $1,377,540 in the six months ended June 30, 1997, compared to $428,605 for the same period during 1996 as the Company built up its research efforts and administrative structure. Net loss per common share increased $0.12 to $0.19, compared to $0.07 per share for the same period during 1996. Higher operating expenses were partially offset by higher average shares outstanding during the period.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed it operations since inception solely through the sales of debt and equity securities. As of June 30, 1997, the Company had working capital of $3,511,000 which includes $3,741,000 of cash, cash equivalents and short-term investments. Cash flow used in operating activities during the six months ended June 30, 1997 was $1,591,000, compared to $271,000 for the same period during 1996. The increase in cash used was primarily related to the net loss from operations as the Company accelerated its research activities. The Company also used $1,245,000 for investing activities during the current period, compared to $3,002,000 for the same period during 1996, as proceeds from the initial public offering during the first half of 1996 were invested in short-term investments with maturities greater than three months.

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

          Not applicable


ITEM 5.   OTHER INFORMATION

          Not applicable


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.


                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       VYREX CORPORATION
                                       Registrant


                                       By:  /s/ Steven J. Kemper
                                            ------------------------------------
                                            Steven J. Kemper,
                                            Chief Financial Officer
                                            (Principal Financial Officer)