Form 10KSB40/A
period 1996-12-31
VYREX CORP
filed 1997-09-12
CIK 933972

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                FORM 10-K/A SB

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934--AMENDED

                  For the Fiscal Year ended December 31, 1996

                                      OR

/_ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from ________ to ________.

                      COMMISSION FILE NUMBER : 000-27866

                               VYREX CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            NEVADA                                        88-0271109
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

2159 Avenida de la Playa, La Jolla, California              92037
(Address of principal executive offices)                 (zip code)

       Registrant's telephone number including area code (619) 454-4446


              SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF
                                THE ACT: NONE

               SECURITIES REGISTERED PURSUANT TO SECTION 12(g)
                  OF THE ACT: COMMON STOCK, PAR VALUE $.001
                              WARRANTS

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                    ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

State issuers revenues for its most recent year:  $0.00.

State the aggregate market value of the voting stock held by non affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a date within the past 60 days: $24,910,489 as of September 9, 1997

State the number of shares outstanding of each of the issuers classes of common equity, as of latest practicable date:

Common Stock - 7,121,409 as of           Warrants to purchase common stock -
               September 9, 1997.        1,239,701 as of September 9, 1997.

                     DOCUMENTS INCORPORATED BY REFERENCE

The issuer's definitive Proxy Statement for its Annual Meeting of Shareholders dated May 9, 1997, Form 10-QSB for the period ended March 31, 1997, Form 10-QSB for the period ended June 30, 1997 and the Form 8-K dated July 11, 1996 are incorporated by reference in Part III of this Form 10-K/A SB to the extent stated herein.

Transitional Small Business Disclosure Format

Yes      No  X
    ---     ---

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

RESULTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1996 AND 1995

The Company completed its initial public offering on March 21, 1996 and with the net proceeds subsequently accelerated its spending on research and development.

No revenues were earned in 1996. In 1995, the Company earned a $10,000 license fee for the sale of an option to license a potential product.

Research and development expenses increased $574,859 to $869,812 in 1996 (reaching $611,000 for the three months ended December 31, 1996) compared to $294,953 for 1995. The increased spending resulted primarily from higher salary costs related to the hiring of scientific personnel, higher consulting costs, including $175,000 during the fourth quarter of 1996 and increased spending on synthesis and patent preparation of new Panavir and Vantox pro-drugs and analogs, as well as formulation and preclinical work on Cerex.

General and Administrative expenses increased $905,621 to $1,127,270 in 1996 (totaling $482,000 for the three months ended December 31, 1996) compared to $221,649 for 1995. The increase in expenses was due to higher professional expenses for patent and corporate development work, $120,000 in expenses related to the proposed acquisition of Nutrition 21 during the fourth quarter of 1996, salaries for new administrative personnel, $100,000 accrued for severance for the Company's former president and higher facility, maintenance and insurance costs.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

PLAN OF OPERATION
-----------------

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

                                        VYREX CORPORATION
                                        Registrant


                                        By:  /S/SHELDON S. HENDLER/
                                            --------------------------
                                            Sheldon S. Hendler,
                                            President, Chief Executive Officer,
                                            and Chairman of the Board


                                        By:  /S/STEVEN J. KEMPER/
                                            --------------------------
                                            Steven J. Kemper,
                                            Chief Financial Officer

Date:  September 9, 1997

     In accordance with the Exchange Act, this Report has been SIGNED by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     SIGNATURE                    TITLE                            DATE


/S/ SHELDON S. HENDLER/       President, Chief Executive     September 9, 1997
----------------------        Officer, and
Sheldon S. Hendler            Chairman of the Board


/S/ CARL M. LEWIS/            General Counsel, Secretary     September 9, 1997
-----------------------       and Director
Carl M. Lewis


/S/ JOYCE M. HENDLER/         Director                       September 9, 1997
-----------------------
Joyce M. Hendler


/S/ DENNIS J. CARLO/          Director                       September 9, 1997
-----------------------
Dennis J. Carlo


/S/ NOLAN E. PENN/            Director                       September 9, 1997
-----------------------
Nolan E. Penn


/S/ GREGORY F. GILBERT/       Director                       September 9, 1997
-----------------------
Gregory F. Gilbert