Form 10QSB
period 1997-09-30
VYREX CORP
filed 1997-11-14
CIK 933972

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549

                                 FORM 10-QSB

/ X / Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the Quarterly Period ended SEPTEMBER 30, 1997

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

Yes     No
    ---    ---

                     Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuers classes of common equity, as of latest practicable date:

As of September 30, 1997 there are 7,121,409 shares of common stock outstanding and warrants to purchase 1,239,701 shares of common stock outstanding.

Transitional Small Business Disclosure Format

Yes      No  X
    ---     ---

                              VYREX CORPORATION
                             INDEX TO FORM 10-QSB



PART I FINANCIAL INFORMATION

    Item 1 - Financial Information
              Balance Sheets                                       3
              Statements of Operations                             4
              Statements of Cash Flows                             5
              Notes to Financial Statements                        6

    Item 2 - Management's Discussion and                           7
              Analysis of Financial Condition
              And Results of Operations

PART II OTHER INFORMATION                                          9

    Item 1 - Legal Proceedings                                     9

    Item 2 - Changes in Securities                                 9

    Item 3 - Defaults upon Senior Securities                       9

    Item 4 - Submission of Matters to a Vote of
             Security Holders                                      9

    Item 5 - Other Information                                     9

    Item 6 - Exhibits and Reports on Form 8-K                      9

Signatures                                                        10

                        PART I  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                              VYREX CORPORATION
                       (a development stage enterprise)

                                Balance Sheets

                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1997             1996
                                                                           ------------     ------------
                                                                            (Unaudited)         Note
ASSETS
Current assets:
 Cash and cash equivalents                                                   $  966,150     $3,187,906
 Short-term investment, available-for-sale                                    1,946,647      1,893,830
 Interest receivable                                                             46,964         47,979
 Prepaid assets                                                                  32,433              -
                                                                            -----------    -----------
Total current assets                                                          2,992,194      5,129,715

Furniture and equipment, net of accumulated depreciation of
 $66,931 in 1997 and $54,394 in 1996                                             77,448         54,256

Notes receivable from related parties                                            51,677        313,304

Patents, trademarks and copyrights, net of accumulated
 amortization of $22,387 in 1997 and $16,201 in 1996                            117,832        124,018
                                                                            -----------    -----------
Total assets                                                                 $3,239,151     $5,621,293
                                                                            -----------    -----------
                                                                            -----------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities                                    $  310,502     $  504,646
                                                                            -----------    -----------
Total current liabilities                                                       310,502        504,646

Stockholders' equity:
 Preferred stock, $.001 par value; 10,000,000 shares authorized;
  none issued                                                                         -              -
 Common stock, $.001 par value; 50,000,000 shares authorized;
  7,121,409 issued and outstanding in 1997 and 7,121,209
  issued and outstanding in 1996                                                  7,121          7,121
 Additional paid-in capital                                                  10,339,939     10,338,339
 Deficit accumulated during the development stage                            (7,418,411)    (5,228,813)
                                                                            -----------    -----------
Total stockholders' equity                                                    2,928,649      5,116,647
                                                                            -----------    -----------
Total liabilities and stockholders' equity                                   $3,239,151     $5,621,293
                                                                            -----------    -----------
                                                                            -----------    -----------

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

                              VYREX CORPORATION
                       (a development stage enterprise)

                           Statements of Operations
                                 (Unaudited)

                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                        SEPTEMBER 30,              SEPTEMBER 30,           CUMULATIVE
                                               ------------------------       ------------------------          FROM
                                                 1997            1996           1997            1996        INCEPTION
                                               ------------------------       ------------------------     -----------
Revenue and licensing
 agreement                                     $  -          $  -          $  -           $  -             $   310,000

Operating expenses:
 Research and development                        465,387        144,213      1,307,329        258,457        3,701,114
 Marketing and selling                           113,492              -        113,492              -          113,492
 General and administrative                      279,062        285,333        931,353        645,044        2,928,901
                                               ---------      ---------    -----------    -----------      -----------
Total operating expenses                         857,941        429,546      2,352,174        903,501        6,743,507
                                               ---------      ---------    -----------    -----------      -----------

Loss from operations                            (857,941)      (429,546)    (2,352,174)      (903,501)      (6,433,507)

Other income (expense):
 Interest income                                  45,884         74,804        162,576        120,154          364,996
 Charge from issuance of
  stock options for arranging
  bridge financing costs                               -              -              -              -       (1,349,900)
                                               ---------      ---------    -----------    -----------      -----------
Total other income (expense)                      45,884         74,804        162,576        120,154         (984,904)
                                               ---------      ---------    -----------    -----------      -----------
Net loss                                       $(812,057)    $ (354,742)   $(2,189,598)   $  (783,347)     $(7,418,411)
                                               ---------      ---------    -----------    -----------      -----------
                                               ---------      ---------    -----------    -----------      -----------

Net loss per common share                      $   (0.11)    $    (0.06)   $     (0.31)   $     (0.14)     $     (1.22)
                                               ---------      ---------    -----------    -----------      -----------
                                               ---------      ---------    -----------    -----------      -----------
Shares used in per share
 computations                                  7,121,290      6,345,700      7,121,246      5,486,925        6,076,851
                                               ---------      ---------    -----------    -----------      -----------
                                               ---------      ---------    -----------    -----------      -----------

SEE ACCOMPANYING NOTES.

                                       4

                              VYREX CORPORATION
                       (a development stage enterprise)

                           Statements of Cash Flows
                                 (Unaudited)

                                                        NINE MONTHS ENDED          CUMULATIVE
                                                  SEPTEMBER 30,    SEPTEMBER 30,      FROM
                                                      1997             1996         INCEPTION
                                                  ----------------------------     ----------
OPERATING ACTIVITIES
Net loss                                           $  (2,189,598)   $  (783,347)   $(7,418,411)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation and amortization                            18,723         13,058         89,033
 Interest receivable                                       1,015              -        (46,964)
 Issuance of compensatory notes, stock and
  stock options                                                -              -      1,561,052
 Prepaid assets                                          (32,433)             -        (32,433)
 Accounts payable and accrued liabilities               (194,143)        40,660        310,506
                                                    ------------    -----------     ----------
Net cash used in operating activities                 (2,396,436)      (729,629)    (5,537,217)
                                                    ------------    -----------     ----------

INVESTING ACTIVITIES
Purchase of short-term investments                    (3,499,227)    (2,958,840)    (8,440,444)
Sale of short-term investments                         3,446,410              -      6,494,775
Purchases of furniture and equipment                     (35,730)       (53,519)      (144,379)
Cost of patent, trademarks and copyrights                      -        (70,503)      (133,519)
Other assets, including notes receivable from
 related parties                                         261,627              -        (52,373)
                                                    ------------    -----------     ----------
Net cash provided by (used in) investing
 activities                                              173,080     (3,082,862)    (2,275,940)
                                                    ------------    -----------     ----------

FINANCING ACTIVITIES
Proceeds (repayment) from note payable                         -       (50,000)        400,000
Exercise of stock options and sale of option                   -              -        950,100
Net proceeds from issuance of common stock                 1,600      5,791,407      7,429,208
                                                    ------------    -----------     ----------
Net cash provided by financing activities                  1,600      5,741,407      8,779,308
                                                    ------------    -----------     ----------

Net increase (decrease) in cash and cash
 equivalents                                          (2,221,756)     1,928,916        966,151

Cash and cash equivalents, beginning of the
 period                                                3,187,906         65,995              -
                                                    ------------    -----------     ----------
Cash and cash equivalents, end of the period          $  966,150     $1,994,911       $966,151
                                                    ------------    -----------     ----------
                                                    ------------    -----------     ----------


SEE ACCOMPANYING NOTES

                              VYREX CORPORATION
                       (A Development Stage Enterprise)

                         Notes To Financial Statements
                                 (Unaudited)

1.  BASIS OF PRESENTATION

     The accompanying financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of the financial position as of September 30, 1997, and the results of operations for the three and nine month periods ended September 30, 1997 and 1996. The results of operations for the periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in Vyrex's
     Form 10-K/A SB for the year ended December 31, 1996.

2.  PER SHARE INFORMATION

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

2.  SUBSEQUENT EVENT

     On November 6, 1997, the Company entered into two securities purchase agreements (the "Debenture Agreements") with two investors (the "Debenture Holders") and pursuant thereto, the Company issued each Debenture Holder a debenture in the amount of $500,000 (the "Debentures"). Each Debenture is a 6% interest accruing and deferred convertible debenture due November 15, 2000. The Debentures are convertible at the election of the holder at any time commencing upon the earlier to occur of (i) the effective date of a registration statement required to be filed by the Company to register the shares underlying the Debentures and certain related securities, or (ii) 60 days following the date of issuance. The Debentures are convertible at a conversion price equal to the lesser of:

          (i) 130% of the average closing bid price of the common stock on the five consecutive trading days preceding the initial issuance date of the Debenture ("Market Price"); or
          (ii) (a)      beginning on the 60th day after the issuance date and
               ending on the 90th day after the issuance date the conversion rate shall be 84% of the Market Price;
               (b) beginning on the 91st day after the issuance date and ending on the 120th day after the issuance date the conversion rate shall be 82% of the Market Price;
               (c) beginning on the 121st day after the issuance date and ending on the maturity date the conversion rate shall be 80% of the Market Price.

     No more than 33% of the principal amount of the Debentures may be convertible during any thirty (30) calendar day period. The entire unpaid balance and all accrued interest outstanding on the maturity date automatically converts into common stock in accordance with the foregoing conversion rate.

     In connection with the issuance of the Debentures, the Company issued warrants to the two investors each exercisable for 8,500 shares of common stock. The warrants have a term of three years and an exercise price per share of the lesser of: (i) $8.38 (125% of the per share Market Price on the date of issuance) or (ii) 125% of the per share Market Price on the effective date of the registration statement.

     Pursuant to the securities purchase agreements, the purchasers of the Debentures have agreed to each purchase an additional $1,500,000 of Debentures ("Additional Debentures") in multiple tranches during the 21 months following the effective date of the registration statement.

     Each tranche will be between $100,000 and $225,000. Each tranche may be completed at the election of the Company subject to the existence of certain conditions. Each Additional Debenture shall be substantially similar to the Debentures but shall have a term of 18 months and be convertible into common stock at 86% of the Market Price on the date of issuance.

     In connection with each Additional Debenture, the Company shall issue the purchaser a warrant to purchase shares of common stock at a rate of 17,000 of common stock for each one million dollars of Additional Debentures purchased. The purchasers of the Debentures were also granted a five-day right of first refusal to purchase any additional debt or equity securities which the Company proposes to issue in any private placement transaction during the 18 months following the date of the Debentures.

     In connection with the execution of the Debenture Agreements and the issuance of the Debentures the Company issued a placement agent 8,000 shares of its common stock and paid the placement agent a cash commission equal to five percent of the amount of the Debentures. In addition, the Company agreed to pay the placement agent five percent of the amount of all Additional Debentures issued.

     The Company also provided the purchasers of the Debentures and the placement agent with certain registration rights, for the shares underlying the Debentures, the warrants, the shares issued to the placement agent, and the shares underlying any Additional Debentures. Pursuant to the Debenture Agreements the Company must elect to require the Debenture Holders to purchase an aggregate of no less than $1,325,000 in Additional Debentures or the Company must provide each of the Debenture Holders a warrant to purchase an additional 10,000 shares of its common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

     Research and development expenses increased $321,174, to $465,387 in the three months ended September 30, 1997, compared to $144,213 for the same period during 1996. The increase is primarily due to higher salary expense of approximately $100,000 as the Company built up its research organization, as well as $60,000 for CD-Tagging lab supplies, $50,000 for preclinical studies and laboratory work for Vantox and other antioxidant compounds and $40,000 for nutritional product development work. General and administrative expenses decreased $6,271, to $279,062 in the current period, compared to $285,333 for the same period in 1996 as higher accounting and investor relations spending was offset by lower legal expenses. The Company incurred its initial marketing expenses of $113,492 in the three months ended September 30, 1997. Marketing expense includes $70,000 for salaries and services related to the launch of the Company's nutraceutical products, including the advanced nutritional formulas designed for Retired Persons Services, Inc which administers the AARP Pharmacy Service, and $40,000 for new business development efforts for the Company's gene discovery and antioxidant compound product lines.

     Net loss increased $457,315, to $812,057 in the current period, compared to $354,742 for the same period during 1996 as the Company built up its research, marketing and administrative efforts. Net loss per common share increased $0.05 to $0.11, compared to $0.06 for the same period during 1996. Higher operating expenses were partially offset by higher average shares outstanding during the period.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

     Research and development expenses increased $1,048,872, to $1,307,329 in the nine months ended September 30, 1997, compared to $258,457 for the same period during 1996. The increase is due to approximately $250,000 in higher expenses for supplies and services supporting CD-Tagging -TM-development, $150,000 in higher salary expense for both CD-Tagging -TM-and antioxidant research, $80,000 in preclinical studies on antioxidant compounds and $40,000 for nutrition related research and development. General and administrative expenses increased $286,309, to $931,353 in the nine months ended September 30, 1997, compared to $645,044 for the same period during 1996. The increase is primarily due to higher salary expense of approximately $250,000, as well as $35,000 in higher legal and investor relations expenses.

     Net loss increased $1,406,251, to $2,189,598 in the nine months ended September 30, 1997, compared to $783,347 for the same period during 1996 as the Company built up its research and administrative areas. Net loss per common share increased $0.17 to $0.31, compared to $0.14 per share for the same period during 1996. Higher operating expenses were partially offset by higher average shares outstanding during the period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed it operations since inception solely through the sales of debt and equity securities. As of September 30, 1997, the Company had working capital of $2,681,692 which includes $2,912,797 of cash, cash equivalents and short-term investments. Net cash used in operating activities during the nine months ended September 30, 1997 was $2,396,436, compared to $729,629 for the same period during 1996. The increase in cash used was primarily related to the net loss from operations as the Company accelerated its research and marketing activities. The Company generated $173,080 of cash in investing activities during the current period which includes the proceeds from repayment of a loan to a former officer of approximately $260,000, partially offset by capital spending of $35,000 for laboratory and computer equipment. This compares to a use of cash in investing activities of $3,082,862 for the same period during 1996, as proceeds from the initial public offering during the first half of 1996 were invested in short-term investments with maturities greater than three months.

     On November 6, 1997 the Company entered into agreement with two parties which allows the Company the ability to borrow up to $4.0 million through the issuance of convertible debentures, subject to certain conditions which the Company expects to meet. On November 6, 1997, the Company issued $1.0 million of its debentures which resulted in net proceeds of $947,500 before expenses are deducted. The Company can borrow the remaining $3 million by the issuance of additional debentures only if certain conditions are met, including minimum daily trading volume of its common stock, the existence of an effective registration statement covering the common stock underlying the debentures and other conditions.

     The Company believes that its current cash reserves and other resources will fund the business for at least the next twelve months from the balance sheet date. The Company does not anticipate having significant revenues in the foreseeable future and will likely be required to raise additional funds to continue operations. There can be no assurance that additional funds will be available.

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

        Not applicable


ITEM 5.   OTHER INFORMATION

        Not applicable


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                VYREX CORPORATION
                                Registrant


                                By: /s/STEVEN J. KEMPER
                                    -------------------
                                    Steven J. Kemper,
                                    Chief Financial Officer
                                    (Principal Financial Officer)