Form 10KSB
period 1997-12-31
VYREX CORP
filed 1998-03-27
CIK 933972

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON D.C. 20549

                                     FORM 10-K SB

/ X /     Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

                              For the Fiscal Year ended DECEMBER 31, 1997

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                          Par Value $.001, Warrants, (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No _____
    ----

Check there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K SB or any amendment to this Form 10-K SB.
[X]

State issuers revenues for its most recent year:  $0.00.

State the aggregate market value of the voting and non-voting common equity held by non affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock equity, as of a date within the past 60 days: $22,149,000 as of March 12, 1998

State the number of shares outstanding of each of the issuers classes of common equity, as of latest practicable date:

Common Stock - 7,201,959 as of March 12, 1997.   Warrants to purchase common
stock - 1,256,701 as of March 12, 1998.

                        DOCUMENTS INCORPORATED BY REFERENCE

The issuer's definitive Proxy Statement for its Annual Meeting of Shareholders to be submitted to the commission on or before April 30, 1998 and the Form S-3 dated January 20, 1998 are incorporated by reference in Part III of this Form 10-K SB to the extent stated herein.

Transitional Small Business Disclosure Format

Yes  _____     No   X
                  ----

                                       PART I

ITEM 1.   BUSINESS

GENERAL

Certain statements in this Form 10-K SB regarding future expectations and financial performance may be regarded as "forward-looking statements" within the meaning of the U.S. Securities Litigation Reform Act. They are subject to various risks and uncertainties, such as those described in the Risk Factors section, and elsewhere, in this Form 10-K SB, and in the Company's Securities and Exchange Commission filings. Actual results may vary materially.

                                    THE COMPANY

     Vyrex Corporation is a research and development stage company seeking to discover and develop pharmaceuticals and nutraceuticals for the treatment and prevention of respiratory, cardiovascular and neurodegenerative diseases and conditions associated with aging. The Company's current research is focused on targeted antioxidant therapeutics for respiratory, neurological and cardiovascular diseases and the development of nutraceuticals for the dietary support of certain age related conditions. The Company is also developing a proprietary CD-Tagging-TM- gene and protein discovery technology in an effort to help accelerate its pharmaceutical and nutraceutical research programs.

     ANTIOXIDANT DRUG PROGRAM. In the Company's opinion, Vantox-Registered Trademark- is currently its lead drug candidate. The Company's research with Vantox-Registered Trademark- indicates it may have usefulness in the treatment of asthma, ARDS, cystic fibrosis, oxygen toxicity, smoke inhalation and other respiratory diseases and conditions. Vantox-Registered Trademark-is an inhaled antioxidant intended to be used in vapor form. The Company believes certain mechanisms in the inflammatory cascade which lead to tissue damage may be mediated by free radicals. Free radicals are a by-product of oxidation which can be damaging at high levels. Vantox-Registered Trademark-has been shown in laboratory tests to be a free radical scavenger, or "antioxidant". The Company has demonstrated Vantox-Registered Trademark-'s effects in preventing and treating oxidative lung damage in three different animal models. The models evaluated protection from lung damage induced by oxygen, paraquat and ozone. Vantox-Registered Trademark- showed protective effects in all three models. Based on this data and growing evidence that oxidative stress and inflammation may be central to the pathogenesis of asthma and other respiratory conditions, the Company believes Vantox-Registered Trademark- is an appropriate drug candidate to take forward into clinical trials. Before initiating Phase I clinical trials, the Company must complete toxicology and pharmacokinetic studies and submit an Investigational New Drug (IND) application with the U.S. Food and Drug Administration. Due to the expense of conducting clinical trials, the Company is currently seeking a joint venture with a pharmaceutical company to assist in funding clinical development. There can be no assurance the Company will be successful in funding the further development of Vantox-Registered Trademark-, or that clinical trials will be initiated, or if they are initiated that the trials will be completed and the Company's claims confirmed. Even if confirmed there is no assurance that it will result in the production or marketing a drug. The Company holds two patents in connection with Vantox-Registered Trademark-.

     The Company believes oxidative damage is implicated in a variety of diseases including cardiovascular, neurological and viral disorders. Based on its research in oxidative stress and antioxidants, the Company has designed several analogs and pro-drugs of Vantox-Registered Trademark- and Panavir-Registered Trademark- another drug candidate being developed by the Company. These derivatives are designed to provide improved bioavailability, oral delivery and disease targeting. In laboratory tests, some of these compounds have been shown to protect mitochondria from oxidative damage and have been shown to be potentially potent antioxidants. On the basis of these preliminary results, and the Company's view of a body of knowledge surrounding certain disorders, the Company believes these derivatives may be useful in treating Alzheimer's Disease, Parkinson's Disease, atherosclerosis, spinal cord trauma and other disorders. The Company is continuing pre-clinical development of these compounds and has filed patent disclosures concerning their uses.

     Panavir-Registered Trademark- is an antioxidant drug candidate the Company believes may inhibit HIV proliferation and may target the events leading to the slow progressive deterioration of the immune system. The Company believes Panavir-Registered Trademark- directly inhibits HIV-1 in part by interfering with the attachment of the virus to cells and also by inhibiting the syncytia-inducing strains of HIV-1. Many scientists today believe the most pathogenic strains of HIV-1 are those which lead to the formation of multinucleated giant cells called syncytia. Panavir-Registered Trademark- may also prevent activation of HIV-1 in latently and chronically infected cells, which is an activity not shown by the approved reverse transcriptase inhibitors or protease inhibitors. The Company believes the inhibition of viral activation in latently infected cells may be one of the most desirable attributes of an anti-HIV/AIDS drug.

     The Company believes the activation of HIV infection from the latent state is associated with increased intracellular levels of oxygen free radicals. In laboratory tests the antioxidant and free radical scavenging activity of Panavir-Registered Trademark- inhibited activation of HIV-1 in latently infected cells. Chronic and inappropriate activation of immune cells in HIV infection has been linked to abnormal secretion of certain immunological hormone-like substances called cytokines. Certain cytokines appear to be associated with increased production of oxygen free radicals. Based on the results of preliminary tests completed to date, Panavir-Registered Trademark- appears to inhibit the activity of certain of these cytokines, including interleukin-1 and tumor necrosis factor alpha. The Company hopes Panavir-Registered Trademark- may allow HIV positive individuals to remain healthy by preventing latently infected cells from reactivating, as well as interfering with viral replication and transmission to other cells when infected cells are activated by certain processes.

     In May of 1992, the Company received an Investigational New Drug allowance from the FDA for a Phase I/II human clinical trial using Panavir-Registered Trademark- to treat patients infected with the HIV virus. This phase of the Panavir-Registered Trademark- study began in July of 1992 and was completed in October of 1995. This trial examined safety, bioavailability and pharmacokinetics in a small group of patients. Results indicated that Panavir-Registered Trademark- was well tolerated and achieved targeted serum levels. CD4 counts, which normally decline in untreated AIDS patients, were stabilized, but did not show a significant increase. During 1996 and 1997, the Company synthesized new Panavir-Registered Trademark-analogs and prodrugs in an effort to improve bioavailability and the Company's proprietary position. These compounds have undergone initial pharmacologic testing and have exhibited antioxidant activity, but will require additional testing. In the event additional testing indicates potential therapeutic activity, the Company will determine the appropriate development plan for the compounds.

     Ultimately, further trials will be required involving the treatment of at least several hundred patients with Panavir-Registered Trademark- alone, or in combination with approved drugs. There can be no assurance such tests will be undertaken or completed, or that any form of Panavir-Registered Trademark- will be developed as a marketable product.

     NUTRACEUTICALS. The nutraceutical market includes nutritional supplements and foods which may deliver health benefits beyond basic nutrition. Consumer research seems to indicate consumers may seek out nutritional supplements provided they are backed by reliable science, and that many consumers prefer to receive their health benefits through foods rather than through pills. There are a large number of companies competing in the market to provide nutraceuticals to consumers. The Company's research programs are currently being directed at developing proprietary formulas of nutritional supplements targeted at consumer health concerns and the development of proprietary supplements (Pronutrients-TM-) which may be marketed as single line supplements, in multi-formulations and in foods.

     During 1997 the Company entered into an agreement with Retired Persons Services, Inc. (RPS), which administers the AARP Pharmacy Service, to design and market four nutritional supplement products. The proposed products are intended to provide for the dietary support of the heart, the prostate, bones, joints and immunity/vitality. The Company has completed pilot production of these potential products contract manufacturers and has also initiated stability and safety studies. The

Company has agreed to license these initial four formulas to RPS and allow RPS to manufacture and market the products. Pursuant to its agreement with RPS the Company is to receive a royalty from RPS based upon a percentage of RPS' sales of the products. The Company has granted RPS exclusive rights to market these potential products in the U.S. There can be no assurance that a market will develop for the products.

     In early 1998 the Company entered into an agreement with Uncle Ben's, Inc. to jointly develop "Wellness Foods". Wellness foods are proposed foods designed to offer health benefits beyond basic nutrition. Pursuant to an Agreement with Uncle Ben's several steps must be completed in 1998 including technical development, animal testing, safety testing as well as consumer assessment, product positioning and market analysis. There can be no assurance these development efforts will be successful or if they are, that any products will be produced or achieve acceptance or generate revenues.

     GENE DISCOVERY. A major goal of recent pharmaceutical research is to decipher the human genome. With the gene databases rapidly filling, the Company and others believe the next step is not only to discover the genes but also to discover the genes' functions. The Company has acquired an exclusive world-wide license to a gene research method, called CD-Tagging-TM-. CD-Tagging-TM- is a proprietary functional genomics and proteomics technology that incorporates hereditary tags into genes, transcripts and proteins via recombinational events at the DNA level. CD-Tagging-TM- can be used to analyze known genes and gene products (proteins) and to identify and characterize new genes and gene products. The Company believes CD-Tagging-TM- may provide significant advantages over current methods by which genes and proteins are discovered and characterized. These advantages may include identification and analysis of genes and proteins in their natural cellular and/or organismal environments, direct purification of tagged proteins from tagged cells by immunoaffinity methods, direct amplification of tagged proteins from tagged cells, and assessment of gene function via modulation of gene expression in vivo. The Company intends to use CD-Tagging-TM-, among other things, to identify genes whose proteins are expected to serve as the basis for new diagnostic agents and therapeutic drugs. The Company is developing CD-Tagging-TM- for its own drug discovery purposes and is evaluating the potential to sublicense the technology for both research and commercial applications.

RESEARCH COLLABORATIONS AND LICENSING AGREEMENTS

     As part of its strategy for developing and commercializing certain potential products the Company has entered into research collaborations and licensing agreements. There can be no assurance the Company will enter into additional collaborative, license or similar agreements, or that its existing agreements will result in development or successful commercialization of any potential product. Some of the agreements which the Company has entered into are summarized below:

     JONATHAN W. JARVIK, PH.D. In January, 1996, the Company entered into license agreements with Jonathan W. Jarvik, Ph.D. ("AJarvik Agreement") pursuant to which Dr. Jarvik granted the Company a 99 year exclusive world-wide license to develop and market certain technology, processes and potential products relating to gene research methods discovered by Dr. Jarvik called CD-Tagging and epitope tagging. Dr. Jarvik presently has had a patent issued on the CD-Tagging-TM- technology and universal epitope technology. The Company is responsible for all costs and expenses in connection with obtaining patent protection and with the future development of the licensed technology. Pursuant to the agreement, Dr. Jarvik will receive royalties in the amount of 4% of the gross proceeds received from the sale by Vyrex of certain defined products developed by CD-Tagging and universal epitope technology not including sales by sublicensees. Dr. Jarvik shall also receive royalties in an amount equal to the lesser of: 7% of the gross proceeds received by each sublicensee from products developed with the sublicensed technology; or 50% of any royalty received by Vyrex from each sublicensee. In addition, Dr. Jarvik shall receive 20% of any sublicense fees received by Vyrex. Dr. Jarvik also is entitled to an annual maintenance fee in the amount of $35,000 less all other compensation paid to Dr. Jarvik as salary or similar compensation. The License Agreement may be terminated by Dr. Jarvik or converted to a non-exclusive license in the event Vyrex fails to comply with certain obligations under the Agreement.

     DUSAN MILJKOVIC, PH.D. In October 1997, the Company entered into a License Agreement with Dusan Miljkovic, Ph.D. ("Miljkovic Agreement") pursuant to which Dr. Miljkovic granted the Company an exclusive worldwide license to develop, manufacture and sell certain proprietary nutraceutical compositions. Dr. Miljkovic currently has a provisional patent application pending which covers the compounds, and expects to file a further United States patent application will be filed shortly. Pursuant to the agreement, the Company is responsible for all costs and expenses in connection with obtaining patent protection. In the case of licensed products sold as bulk compounds or stand-alone supplements, Dr. Miljkovic will receive royalties in the amount of 2.5% of gross proceeds up to $1 million; 1.75% of gross proceeds of between $1.0 million and $5.0 million and 1% of gross proceeds in excess of $5 million. In the case of licensed products sold as a component of a supplement formulation, Dr. Miljkovic will receive royalties according to the preceding schedule based on 34% of gross revenues. The License Agreement may be terminated by Dr. Miljkovic or the Company under certain circumstances.

     THE IMMUNE RESPONSE CORPORATION. During 1997 the Company entered into an agreement with The Immune Response Corporation to search for treatments for spinal cord and other central nervous system trauma. The Immune Response Corporation is a Carlsbad, California-based biopharmaceutical company involved with research in T-cell therapy, molecular biology and gene therapy. The collaboration is focusing on an effort to discover proteins and small molecules which may lead to the development of drugs for the treatment of central and peripheral nervous system injury. The companies have agreed to share equally the ownership of potential proprietary discoveries within the scope of the collaboration.

     UNCLE BEN'S, INCORPORATED. On January 22, 1998, the Company entered into an exclusive development agreement with Uncle Ben's, Incorporated to develop wellness foods for human and animal consumption.

PATENTS AND PROPRIETARY TECHNOLOGY

          A United States Patent was issued in 1991 for methods of inhibiting viral and retroviral infections via the use of various antioxidants corresponding to the formulae set forth in the subject patent. The patent has been assigned to the Company and describes the primary proprietary technology underlying the Company's proposed Panavir-Registered Trademark-products.

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

          A United States Patent was issued in 1994 involving airborne protectants against oxidative tissue damage. This patent is directed to certain methods for preventing free radical-induced oxidative damage and inflammatory response in biological tissue through the use of vapor-phase, phenolic antioxidants such as vaporized 2,6-dilsopropylphenol. This patent has been assigned to the Company and describes the technology underlying the Company's proposed Vantox-Registered Trademark- products.

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

          The Company has received two notices of allowance patent applications covering new antiviral applications of its antioxidant therapeutics.

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

          A United States Patent was issued in 1995 involving airborne protectants against oxidative tissue damage. This patent is also directed to methods for preventing free radical-induced oxidative damage and inflammatory response in biological tissue through vapor-phase, phenolic antioxidants, such as vaporized 2,6-dilsopropylphenol.

          A United States Patent was issued in 1996 directed to a certain delivery formulation for Probucol, related to the Company's
Panavir-Registered Trademark- product.

          A United States Patent was issued in 1997 directed to a certain method for producing tagged genes, transcripts and proteins related to the Company's CD-Tagging-TM- technology.

          The Company has patent applications pending in the United States and there have been foreign counterparts filed for certain of the Company's patent applications. One of the U.S. patent applications and certain foreign patent filings are jointly owned by the Company and Biodor U.S. Holding. Pursuant to the Jarvik Agreement the Company is also responsible for processing the patent application pending in the name of Dr. Jarvik regarding a CD Tagging-TM- method. The Company has filed U.S. and foreign patent applications in the name of Dr. Jarvik covering the universal epitope technology. Pursuant to the Jarvik License Agreement, the Company is responsible for fees and costs associated with the patent applications covering the universal epitope technology.

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

          Although the Company intends to seek patent protection for its proprietary technology and potential products in the United States and in foreign countries, the patent positions of biotechnology and pharmaceutical firms, including the Company, are generally uncertain and involve complex legal and factual questions. Consequently, the Company does not know whether any of the patent applications pending, or the unfiled patent applications which it is considering will result in the issuance of any patents, whether the patents which it owns will provide significant proprietary protection, or whether they will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents issue, and publication of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months, at the time of filing a patent application or during the research phase prior to application the Company can not be certain it will be deemed the first creator of inventions covered by any future patent applications or that it will be deemed the first to file patent applications for such inventions. There can be no assurance all United States or foreign patents that may pose a risk of infringement can or will be identified. If the Company is unable to obtain a license(s) where it may have infringed on other patents, it could encounter delays in product market introductions while it attempts to design around such intellectual property rights, or could find that the development, manufacture or sale of potential products requiring such licenses could be prevented. In addition, the Company could incur substantial costs in defending against suits brought against it in connection with such intellectual property rights or prosecuting suits which the Company may bring against other parties to protect its intellectual property rights. Competitors or potential competitors may have filed applications for, or have received patents and may obtain additional patents and proprietary rights relating to, compounds or processes competitive with those of the Company. See "Business -
Competition."

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

          The protection of intellectual properties owned by technology firms, including the Company is subject to uncertainty and involves complex legal and factual questions. The degree of future protection for the Company's proprietary technology rights is therefore uncertain. There can be no assurance the Company's efforts to protect its intellectual property will prove to be adequate. See "Risk Factors - Patents and Proprietary Rights."

TRADEMARKS

          The Company owns trademarks registered with the United States Patent and Trademark Office ("USPTO") for the names Panavir-Registered Trademark-, Vantox-Registered Trademark-, and its logo in connection with the name Vyrex. Federally registered trademarks have a perpetual life, as long as they are renewed on a timely basis, subject to the rights of third parties to seek cancellation of the marks. The Company has filed other trademark applications, may claim common law trade name rights as to other potential products, and anticipates filing additional trademark applications in the future.

          Federally registered trademarks have a perpetual life, as long as they are renewed on a timely basis, subject to the rights of third parties to seek cancellation of the marks. The Company has filed other trademark applications, may claim common law trade name rights as to other potential products, and anticipates filing additional trademark applications in the future.

EMPLOYEES

          On December 31, 1997, the Company employed twenty-one individuals, three in executive positions, thirteen in scientific positions and five in administration. None of its employees are currently represented by a union or any other form of collective bargaining unit. The Company anticipates it will hire an undetermined number of new employees over the next 12 to 24 months. The Company's success will depend in large part upon its ability to retain its current employees and secure additional employees to continue its research and development activities.

GOVERNMENT REGULATION

          The research and development, manufacture and marketing of the Company's potential products may be subject to extensive regulation by the FDA and by other federal, state, local and foreign entities, which regulate, among other things, research and development activities and the testing, manufacture, labeling, storage, record keeping, safety, advertising and promotion of pharmaceutical products. Governmental review of new drugs, devices or biologicals is an uncertain, costly and lengthy process.

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

                                 RISK FACTORS

      THIS REPORT CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS REPORT.

EARLY STAGE OF DEVELOPMENT; ABSENCE OF PRODUCTS

      The Company is in the development stage. It has not completed the development of any product and, accordingly, has not begun to generate revenues from operations. Most of the Company's proposed pharmaceutical products will require significant additional research and development, including in the majority of cases extensive preclinical and clinical testing, before the Company will be able to apply for FDA approval. There can be no assurance the Company's research and development efforts will be successful, that any of the Company's potential pharmaceutical products under development will prove to be safe and effective in clinical trials, that the Company will be able to obtain FDA approval for any of its proposed pharmaceutical products, that any such proposed pharmaceutical products can be manufactured at acceptable cost and with appropriate quality, or that any such proposed products, if they do receive regulatory approval, can be successfully marketed. The Company cannot predict when, if ever, it will begin to market any proposed pharmaceutical products which may not occur for a number of years. The Company is also developing nutraceutical products which the Company believes may be sold before any of its proposed pharmaceutical products will be sold. However, as of the date of this Prospectus no nutraceutical products have completed testing or been sold. There can be no assurance such products will complete testing, achieve consumer acceptance or generate any revenue. There can be no assurance that the Company can successfully complete the product development required to initiate its strategies with regard to nutraceutical products or to successfully market any nutraceutical product.

NO OPERATING REVENUES; ACCUMULATED DEFICIT; EXPECTATION OF FUTURE LOSSES

      The Company has experienced significant operating losses since its inception in 1991. As of December 31, 1997 the Company had a deficit accumulated in the development stage of $8,524,653. The Company expects to incur substantial additional operating losses over the next several years and expects cumulative losses to increase as the Company's research and development efforts and clinical trials expand. The Company has generated no revenues from operations. The development of the Company's proposed pharmaceutical products will require the commitment of substantial resources to prepare and submit applications to the FDA, and to conduct research, preclinical and clinical trials, and for both its proposed pharmaceutical and nutraceutical products the Company must either establish commercial scale manufacturing processes and facilities or contract for such manufacturing facilities, and to establish additional quality control, regulatory, marketing, sales and administrative capabilities. There can be no assurance the Company will be successful in these endeavors, especially in light of the high failure rate of development stage pharmaceutical and nutrition companies with limited resources. There can be no assurance the Company will not incur substantial and continuing net losses beyond the next several years or that the Company will ever reach profitability. Furthermore, there can be no assurance the Company will apply for or obtain regulatory approvals, enter into arrangements with third parties for product development and commercialization, or successfully market or license any products. To achieve profitable operations, the Company, alone or with others, must successfully identify, develop, manufacture and market its proprietary products or technologies. There can be no assurance the Company will be able to accomplish these tasks. Significant delays in any of these matters could materially adversely impact the Company.

FUTURE CAPITAL REQUIREMENTS; UNCERTAINTY OF ADDITIONAL FUNDING

      Substantial expenditures will be required to enable the Company to conduct existing and planned product research and development, continue the FDA application process, including conducting preclinical studies and clinical trials, and to manufacture and market its proposed products including its proposed nutraceutical products. The Company will need to raise substantial additional funds to support its long-term proposed product development and commercialization programs including its nutraceutical product development programs. The Company has no established bank financing arrangements and it is not anticipated the Company will secure any bank financing in the foreseeable future. Therefore, it is likely the Company will need to seek additional financing through subsequent future public or private sales of its securities, including equity and debt securities. The Company may also seek funding for the development and marketing of its proposed products through strategic alliances and other arrangements with corporate partners. There can be no assurance such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to the Company, if at all. Any such additional financing may result in significant dilution to existing stockholders. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its potential product development and drug and nutraceutical discovery programs, halt operations, or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, potential product candidates or potential products that the Company would not otherwise relinquish. The Company's future cash requirements will be affected by results of research and development, preclinical studies and clinical trials, nutraceutical product development and marketing costs, relationships with corporate partners, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the regulatory approval process and other factors.

INTENSE COMPETITION AND RAPID TECHNOLOGICAL CHANGE

      The Company is engaged in rapidly evolving and highly competitive fields and competition is expected to increase. There are many companies, including large pharmaceutical, chemical, and vitamin and nutrition supplement companies, engaged in developing, manufacturing and marketing products similar to those proposed to be developed by the Company, many of which have established a significant presence in the markets which the Company's proposed products are designed to address. Virtually all of these companies have substantially greater capital resources, research and development staffs, facilities and experience in obtaining regulatory approvals, as well as in the manufacturing, marketing and distribution of products, than the Company. There can be no assurance the Company's competitors will not succeed in developing technologies and products that are more effective and less costly than any potential products under research and development by the Company or which could render the Company's proposed products or technology obsolete.

DEPENDENCE UPON KEY PERSONNEL

      The Company's success in developing marketable products and achieving a competitive position will depend, in large part, on its ability to attract and retain qualified scientific and management personnel and in particular, to retain Dr. Sheldon S. Hendler. The proprietary technology which has been transferred to the Company was primarily developed by Dr. Hendler. The Company does not currently maintain life insurance on Dr. Hendler, who is the largest stockholder in the Company. The loss of Dr. Hendler or other scientists and management personnel would likely have a material adverse impact on the business and operations of the Company. The Company will also need to hire additional management, administrative and scientific personnel in the future to meet its plans. Competition for such personnel is intense, and no assurance can be given that the Company will be able to hire and/or retain satisfactory personnel. The Company's anticipated growth and expansion into areas and activities requiring additional expertise, such as clinical trials, government approvals, nutraceutical product development, manufacturing and marketing are expected to place increased demands on the Company's resources. These demands are expected to require the addition of new management personnel and the development of additional expertise by existing management personnel. The failure to acquire such services or to develop such expertise could have a material adverse effect on the Company's prospects for success. In addition, the Company relies on consultants and advisors to assist the Company from time to time in reviewing its research and development strategy. All of the Company's consultants and advisors are employed by employers other than the Company, and may have commitments to or consulting or advisory contracts with other entities that may affect their ability to contribute to the Company.

RELIANCE ON COLLABORATIVE PARTNERS

      The Company has relied in the past on certain established companies interested in its technology to fund a portion of its research and development expenses. In March of 1997 the Company entered into a collaboration with The Immune Response Corporation to utilize the Company's CD-Tagging-TM- technology, along with other technologies, to discover small molecules to develop therapies for spinal cord and other central nervous system traumas. The Company is utilizing laboratory facilities and services at The Immune Response Corporation. The Company has also entered into license agreements with Dr. Jarvik regarding the Company's CD-Tagging-TM- technology. The Company anticipates that it may need to enter into collaborative arrangements with certain parties to further its development of nutraceutical products. To date the Company has not entered into any collaborative agreements with regard to the development of its proposed nutraceuticals.

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

PATENTS AND PROPRIETARY RIGHTS

      The Company's success will depend in large part on its ability to obtain patent protection for its proposed products, both in the United States and other countries. The patent position of biotechnology and pharmaceutical companies is highly uncertain and involves complex legal and factual questions. There is no consistent policy regarding the breadth of claims allowed in biotechnology and pharmaceutical patents. The Company currently has nine (includes CD-Tagging-TM-) patents issued, one patent allowed in the United States, and six patent applications pending in the United States.
There have been foreign counterparts of certain of these applications filed in other countries on behalf of the Company. The Company intends to file additional applications as appropriate for patents covering both its proposed products and processes. There can be no assurance patents will issue from any of the pending applications, or for patents that have issued or may be issued, the claims allowed will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance any patents issued to the Company will not be challenged, invalidated or circumvented, or the rights granted thereunder will provide proprietary protection to the Company. In addition, any patents obtained by the Company will be of limited duration. All United States patents issuing from patent applications applied for June 8, 1995 or thereafter will have a term of 20 years from the date of filing. All United States patents in force before June 8, 1995 will have a term of the longer of: (1) 17 years from the date of issuance; or (2) 20 years from the date of filing. All United States patents issuing from patent applications applied for before June 8, 1995 will have a term of the longer of (1) 17 years from the date of issuance; or (2) 20 years from the date of filing. The commercial success of the Company will also depend in part on the Company's neither infringing patents issued to competitors nor breaching the technology licenses upon which the Company's proposed products might be based.

      It may become necessary for the Company to obtain licenses of potential products or other proprietary rights or trade secrets from other parties. Failure by the Company to obtain such licenses may have a material adverse impact on the Company. Litigation, which could result in substantial costs to the Company, may also be necessary to enforce any patents issued to the Company or to determine the scope and validity of others' proprietary rights. In addition, the Company may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of inventions which could result in substantial costs to the Company.

      The Company also attempts to protect its proprietary technology and processes by seeking to obtain confidentiality agreements with its contractors, consultants, employees, potential collaborative partners, licensees, licensors and others. There can be no assurance these agreements will adequately protect the Company, that these agreements will not be breached, or the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors. In addition the Company does not generally require its principal scientific advisors to enter into confidentiality agreements, and to the extent there is collaboration between any of the scientific advisors and the Company, the aspects of such collaboration will not necessarily remain the trade secrets of the Company. This approach could increase the risk to the Company that it may not be able to protect its proprietary information.

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

GOVERNMENTAL REGULATION AND UNCERTAINTY OF PRODUCT APPROVALS

      The production and marketing of the Company's proposed products are subject to strict regulation by federal and state governmental authorities in the United States and in foreign countries where such potential products may be produced and marketed. In the United States, the FDA regulates, where applicable, development, testing, labeling, manufacturing, registration, notification, clearance or approval, marketing, distribution, record keeping and reporting requirements for human and animal drugs, medical devices, biologies, cosmetics and food additives. Most, if not all, of the Company's proposed products, including its proposed Panavir-Registered Trademark-, Vantox-Registered Trademark-, and other products may require FDA clearance prior to marketing. The Federal Environmental Protection Agency ("EPA") has regulations covering certain areas for some of the Company's proposed products. Comparable state and local agencies may have similar regulations. The FDA and EPA regulatory approval processes may take a number of years and both FDA and EPA regulatory approval may require the expenditure of substantial resources. The processing, formulation, packaging, labeling and advertising of the Company's proposed nutraceutical products is subject to regulation by one or more federal agencies, including the FDA, the Federal Trade Commission (the "FTC"), the Consumer Product Safety Commission, the United States Department of Agriculture and the Environmental Protection Agency. These activities are also regulated by various agencies of the state and localities in which the Company's nutraceutical products may be sold, including without limitation the California Department of Health and Human Services, Food and Drug branch. The Nutrition Labeling and Education Act and the Dietary Supplement Act provide regulations which require that vitamin, mineral and dietary supplements labels have to provide the same basic nutritional information found on the labels on most conventional foods. The regulations also require that health claims made for vitamins, minerals and dietary supplements be scientifically valid, and mandate nutrition information found on the label to state the nutrition content per serving. Compliance with these regulations could adversely affect the Company's operations and its financial condition. There can be no assurance the production and marketing of the Company's proposed products or other potential products which may be developed by the Company in the future, if any, will satisfy then current requirements of the FDA, EPA, FTC, or comparable state, local and foreign authorities. Delays in receiving or failure to receive governmental approvals may have a material adverse impact on the Company. In addition, there can be no assurance that government regulations applicable to the Company or its proposed products or the interpretation thereof will not change and thereby prevent the Company from marketing some or all of its potential products for a period of time or permanently, or otherwise materially and adversely affect the Company. Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which the drug may be marketed. Even if such regulatory approval is obtained, a marketed drug, its manufacturer and the facilities in which the drug is manufactured are subject to continual review and periodic inspections. Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the potential product from the market, product seizures, a halt in operation and other materially adverse consequences. The Company is unable to predict the extent of adverse governmental regulation which might arise from future federal, state or foreign legislative or administrative action, or the extent of the impact of such legislative changes on the business of the Company.

DEBT SERVICE AND PENALTIES

      As of December 31, 1997, the Company has $1,000,000 of debentures outstanding and may issue additional Debentures or other debt instruments. Such instruments generally require the payment of interest as long as the Debentures are outstanding and the payment of principal upon maturity of the Debentures, or under certain conditions, upon demand. At maturity the payment of principal and interest on the Debentures may be made in Common Stock of the Company, provided certain conditions are met. The Debentures are convertible only under certain conditions and if such conditions are not met the Company could be required to repay the principal and all interest due on the Debentures in cash. If cash to repay the Debentures was not available the holders of the Debentures could force the Company into bankruptcy or take other measures which could materially adversely impact the Company. In order to convert the Debentures into Common Stock: (i) there must be an effective registration statement covering the Debenture Shares and Debenture Warrant Shares, (ii) the Company must currently be listed on the Nasdaq SmallCap or other exchange, (iii) the Company must not have certain legal action pending against it, and (iv) must meet other conditions. Additionally, the Company cannot convert the Debentures into Common Stock if such conversion would result in the issuance of 20% or more of the then outstanding Common Stock of the Company.

DILUTIVE AND OTHER ADVERSE EFFECTS OF OUTSTANDING OPTIONS AND WARRANTS

      Under the terms of the existing warrants, options issued under the Company's stock option plan and other outstanding options and warrants, the holders thereof are given an opportunity to profit from a rise in the market price of the Common Stock with a resulting dilution in the interests of the other stockholders. The terms on which the Company may obtain additional financing may be adversely affected by the existence of such options and warrants. The holders of the warrants may exercise them at a time when the Company might be able to obtain additional capital through a new offering of securities on terms more favorable than those provided by the warrants. In addition, holders of certain Common Stock of the Company have registration rights, and the exercise of such rights may involve substantial expense to the Company.

POSSIBLE DEPRESSIVE EFFECT ON PRICE OF SECURITIES OF FUTURE SALES OF COMMON
STOCK

      Actual sales or the prospect of sales of Common Stock under Rule 144 or otherwise in the future may depress the prices of the Company's securities or any market that may develop, and also make it difficult to sell the Company's securities purchased by investors herein. There are options outstanding both pursuant to the Company's Stock Option Plan and options not pursuant to any plan which are exercisable for up to 1,596,209 shares of Common Stock. The vast majority of all of these options and warrants are currently exercisable. Exercise of any of these warrants or options would result in additional dilution to the purchaser of the shares offered herein, and exercise of any significant amount of these options or warrants will result in substantial additional dilution. Resale of shares acquired upon the exercise of these options may depress the prices of the Company's securities or make them more difficult to sell by the investors herein. The sale or availability for sale of substantial amounts of Common Stock in the public market after this offering could adversely affect the prevailing market prices of the Company's securities and could impair the Company's ability to raise additional capital through the sale of its equity securities.

POSSIBLE ADVERSE EFFECTS OF AUTHORIZATION AND ISSUANCE OF PREFERRED STOCK

      The Company's Board of Directors is authorized to issue up to 10,000,000 shares of preferred stock. The Board of Directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms and privileges with respect to any series of preferred stock. The issuance of any series of preferred stock having rights superior to those of the common stock may result in a decrease in the value or market price of the common stock and could further be used by the Board as a device to prevent a change in control favorable to the Company. Holders of preferred stock to be issued in the future may have the right to receive dividends and certain preferences in liquidation and conversion rights. The issuance of such preferred stock could make the possible takeover of the Company or the removal of management of the Company more difficult, discourage hostile bids for control of the Company in which stockholders may receive premiums for their common stock or warrants and adversely affect the voting and other rights of the holder of the common stock, or depress the market price of the Common Stock or IPO Warrants.

POSSIBLE VOLATILITY OF STOCK PRICE

      The market prices for securities of emerging and development stage companies such as Vyrex have historically been highly volatile. Future announcements concerning the Company or its competitors, including the results of testing, technological innovations or new commercial products, government regulations, developments concerning proprietary rights, litigation or public concern as to safety of potential products developed by the Company or others, may have a significant impact on the market price of the Company's securities.

CONTROL BY PRESENT STOCKHOLDERS; POSSIBLE DEPRESSIVE EFFECT ON THE COMPANY'S SECURITIES

      The current officers and directors of the Company will be able to elect all of the Company's directors and otherwise control the Company's operations. This concentration of ownership by the Company's officers and directors may discourage potential purchasers from seeking control of the Company through the purchase of Common Stock, and this possibility could have a depressive effect on the price of the Company's securities.

      In addition, Dr. Sheldon S. Hendler, Chairman of the Board and Chief Executive Officer of the Company owns approximately 43% of the outstanding Common Stock of the Company. As a result thereof Dr. Hendler alone may control or exert overwhelming influence over the Company's operations.

ANTI-TAKEOVER PROVISIONS - LIMITATION ON VOTING RIGHTS

      The Company's Articles of Incorporation and Bylaws contain provisions that may make it more difficult to acquire control of the Company by means of tender offer, over-the-counter purchases, a proxy fight, or otherwise. The Articles of Incorporation also include provisions restricting stockholder voting rights. The Company's Articles of Incorporation include a provision that requires that any action required by the stockholders may not be affected by a written consent, and that special meetings of the stockholders may only be called by the Board of Directors. This provision makes it difficult for stockholders to pass any resolution not supported by the Board of Directors except at a regularly called meeting. The Company's Articles of Incorporation provide for a staggered term of the Board of Directors, thus eliminating the ability to elect all of the directors in any one year. This provision may make the implementation of a change in management a process requiring more than one year even if supported by a majority of the stockholders. The Company's Articles of Incorporation provide directors may only be removed for cause and a vote of 70% of the shareholders. Certain provisions of the Articles of Incorporation may only be amended by a vote of 70% of the stockholders. As a result of the number of shares currently owned by management, this provision may for some time have the effect of indirectly eliminating any possibility stockholders could pass a resolution unless approved by management, in connection with any question submitted or required to be submitted to a vote of the stockholders. The Company's Articles of Incorporation also require that stockholders give advance notice to the Company of any directorship nominations or other business to be brought by the stockholders at any stockholder's meeting. This provision makes it more difficult for stockholders to nominate candidates for the Board of Directors who are not supported by management. In addition, the Articles of Incorporation require advance notice for stockholder proposals to be brought before the annual meeting. The requirements include that the notice must specify certain information regarding the stockholder and the meeting. This provision to implement stockholder proposals makes it more difficult even if a majority of stockholders are in support thereof. The Company is also subject to certain provisions of California law if more than 50% of its outstanding securities are held of record by persons with addresses in California, and if more than 50% of its property, payroll and sales are from California. These provisions of California law will control the operations of the Company with respect to certain of the anti-takeover provisions discussed herein, until such time as either (i) the Company is listed on the New York or American Stock Exchange or the National Market System of Nasdaq, and it has 800 stockholders; or (ii) the Company no longer has either more than 50% of its outstanding securities held by persons with addresses in California, or less than 50% of its property, payroll and sales are in California. Each of these provisions may also have the effect of deterring hostile take-overs or delaying changes in control or management of the Company. In addition, the indemnification provisions of the Company's Bylaws and Articles of Incorporation may represent a conflict of interest with the stockholders since officers and directors may be indemnified prior to any judicial determinations as to their conduct.

CURRENT PROSPECTUS AND STATE REGISTRATION REQUIRED TO EXERCISE WARRANTS

      Holders of the Company's outstanding warrants will only be able to exercise the warrants if: (i) a current prospectus under the Securities Act relating to the securities underlying the warrants is then in effect and (ii) such securities are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of the warrants reside. Although the Company has undertaken to use its best efforts to maintain the effectiveness of a current prospectus covering the securities underlying the warrants, there can be no assurance the Company will be able to do so. The warrants may have no value if a current prospectus, covering the securities issuable upon the exercise of the warrants, is not kept effective or if such securities are not qualified, or exempt from qualification, in the states in which the holders of the warrants reside.

POSSIBLE DELISTING OF SECURITIES FROM THE NASDAQ STOCK MARKET AND POSSIBLE ILLIQUIDITY

      While the Company's common stock and warrants are currently listed on the Nasdaq SmallCap Market, there can be no assurance the Company will meet the criteria for continued listing of its securities on the Nasdaq SmallCap Market. The continued listing criteria for the Nasdaq SmallCap Market generally include a minimum of $2,000,000 in net tangible assets, a market capitalization of $35 million or net income of $500,000 in less than two years, a minimum bid price for Common Stock of $1.00 per share, and 500,000 shares in the public float. In addition, the Common Stock must have at least two registered and active market makers, must be held by at least 300 holders and the market value of its public float must be at least $200,000. If an issuer does not meet the $1.00 minimum bid price requirement, it may, however, remain on the Nasdaq SmallCap Market if the market value of its public float is at least $1,000,000, and the issuer has net tangible assets of at least $2,000,000. If the Company is unable to meet the continued listing criteria of the Nasdaq SmallCap Market and is delisted therefrom, trading, if any, in the common stock and the warrants would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or, if then available, the "OTC Bulletin Board Service." As a result, an investor would likely find it more difficult to dispose of, or to obtain accurate quotations as to the value of, the Company's securities.

LACK OF MARKETING EXPERIENCE; DEPENDENCE ON OUTSIDE PARTIES FOR MARKETING AND DISTRIBUTION; UNCERTAINTY OF MARKET ACCEPTANCE OF PROPOSED PRODUCTS

      If successfully developed and approved by applicable regulatory agencies, the Company intends to market its proposed products currently under development through contractual arrangements with others such as joint venture, licensing or similar collaborative agreements and distribution agreements.

This may result in a lack of control by the Company over some or all of the marketing and distribution of such potential products. There can be no assurance the Company will be able to enter into any marketing arrangements on terms acceptable to the Company or that any marketing efforts undertaken on behalf of the Company will be successful. The Company may, in the future, determine to directly market certain of its proposed products. The Company has limited marketing experience and significant additional capital expenditures and management resources would be required to develop a direct sales force. In the event the Company elects to engage in direct marketing activities, there can be no assurance the Company would be able to obtain the requisite funds or attract and retain the human resources necessary to successfully market any of its potential products.

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

LACK OF MANUFACTURING CAPABILITY; DEPENDENCE ON OUTSIDE PARTIES FOR MANUFACTURING OF PROPOSED PRODUCTS

      The Company has no manufacturing facilities or expertise, and does not intend to manufacture any potential product or products. The Company initially intends to enter into arrangements with others to manufacture all of its proposed products and has done so with respect to its nutraceutical products. The Company does not have any contracts or agreements obligating any party to manufacture any quantity of nutraceuticals for any price. Failure to secure such contracts or agreements could have a material adverse impact on the business and operations of the Company. There can be no assurance the Company will be able to enter into satisfactory arrangements for the manufacture of its proposed products with manufacturers whose facilities and procedures comply with FDA or other regulatory requirements, that the manufacturers will continue to comply with such standards, or that such manufacturers will be able to adequately supply the Company with its product needs. The Company's dependence on third parties for manufacturing may adversely affect the Company's ability to develop and deliver products on a timely and competitive basis. The Company may in the future undertake to manufacture some or all of its proposed products directly. The Company has no experience with the manufacture of any of its proposed products under development. In the event the Company were to undertake to manufacture any of its proposed products, the Company would be required to finance considerable additional capital expenditures, attract and retain experienced personnel, develop a manufacturing capability, and comply with extensive government regulations with respect to its facilities, including among others, FDA manufacturing requirements. The Company would not be able to develop any reasonable manufacturing capability without obtaining significant capital in excess of the funds anticipated from this offering. There can be no assurance the Company would be able to successfully establish manufacturing operations.

DEPENDENCE ON SUPPLIERS

      The materials used in the Company's potential products are currently available only from a limited number of suppliers. The Company anticipates there will continue to be a limited number of suppliers for its proposed products. In the event the Company could not obtain adequate quantities of necessary materials from its existing suppliers, there can be no assurance the Company would be able to access alternative sources of supply within a reasonable period of time or at commercially reasonable rates. Regulatory requirements applicable to pharmaceutical products tend to make the substitution of suppliers costly and time-consuming. The Company does not have any contracts or agreements with any of its raw material suppliers for its proposed nutraceutical products to provide quantities of raw materials at specific prices. The Company believes there are numerous suppliers of its raw materials for its proposed nutraceutical products. There can be no assurance adequate suppliers will be available or that the lack of such contracts or agreements will not have a material adverse impact on the business and operations of the Company. The unavailability of adequate commercial quantities, the inability to develop alternative sources, a reduction or interruption in supply or a significant increase in the price of materials could have a material adverse effect on the Company's ability to manufacture and market its proposed products.

PRODUCT LIABILITY; AVAILABILITY OF INSURANCE

      The design, development and manufacture of the Company's proposed products involve an inherent risk of product liability claims and associated adverse publicity. The Company obtained clinical trial product liability insurance for its Panavir-Registered Trademark- Phase I human clinical trial and intends to obtain insurance for future clinical trials of Panavir-Registered Trademark-, Vantox-Registered Trademark-, and other potential products under development, and for potential product liability associated with the commercial sale of the Company's proposed products. There can be no assurance the Company will be able to obtain or maintain insurance for any of its clinical trials or proposed commercial products. Although the Company currently maintains liability insurance in connection with its Panavir-Registered Trademark- trials, there can be no assurance the coverage limits of the Company's insurance policies will be adequate. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms or at all. The Company will also be exposed to product liability claims in the event that, among other things, the use of its proposed nutraceutical products result in injury. The Company is required by the Retired Person's Services, Inc. agreement to have at least $1.0 million in insurance coverage for product liability on its proposed nutrition products. The Company intends to require the manufacturers of its nutraceutical products to add the Company as a named insured to their existing issuance policies. The Company has not yet received endorsements as named insured for any insurance policies. The Company also plans to seek additional coverage of its own. There can be no assurance the Company will be able to procure additional coverage or that existing or future coverage will be sufficient to cover potential liabilities. A successful claim brought against the Company in excess of the Company's insurance coverage would have a material adverse effect upon the Company.

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

UNCERTAINTY OF HEALTH CARE REIMBURSEMENT

      Vyrex's ability to commercialize its proposed products successfully may depend in part on the extent to which reimbursement for the cost of such proposed products and related treatment will be available from government health administration authorities, private health insurers and other organizations. Third-party payers are increasingly challenging the price of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance adequate third-party coverage will be available to enable Vyrex to maintain price levels sufficient to realize an appropriate return on its investment in product development.

FORWARD-LOOKING STATEMENTS

      Prospective investors are cautioned that the statements in this Prospectus that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified under "Risk Factors" and elsewhere in this Prospectus or documents incorporated by reference herein.

ITEM 2.   PROPERTIES

Vyrex Corporation leases a 2,000 square foot administrative facility located in La Jolla, California, and laboratory space in San Diego, California and Carlsbad, California. Current monthly rental on all the facilities is approximately $3,000.

ITEM 3.   LEGAL PROCEEDINGS

None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


                                      PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded in the over-the-counter market on the Nasdaq Small Capitalization market under the symbol "VYRX". The Company's Common Stock Warrants are traded in the over-the-counter market under the symbol "VYRXW." The Company's Units sold as part of the initial public offering were separated into Common Stock and Warrants on May 16, 1996. The following table sets forth the range of high and low sales prices for the Common Stock on the Nasdaq Small Capitalization Market for the periods indicated:


                                                       HIGH             LOW
                                                       -----           -----
May 17              -    June 31, 1996                 $7.00           $3.50
July 1              -    September 30, 1996            $6.37           $2.37
October 1           -    December 31, 1996             $12.87          $6.00
January 1, 1997     -    March 30, 1997                $12.75          $5.875
April 1, 1997       -    June 30, 1997                 $6.875          $6.00
July 1, 1997        -    September 30, 1997            $7.625          $5.19
October 1, 1997     -    December 31, 1997             $7.56           $5.50


As of March 6, 1998, the Company's Common Stock was held by approximately 600 stockholders of record. The Company has never paid cash dividends and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION

OVERVIEW

Since its inception in January 1991, the Company has devoted substantially all of its efforts and resources to research and development related to the study of biological oxidation and antioxidation directed to the development of potential therapeutic products for the treatment of various diseases and conditions. Currently the Company's research focuses mainly on targeted antioxidant therapeutics, nutraceuticals and gene discovery utilizing the Company's proprietary CD-Tagging-TM- method. The Company is a development stage company, has never generated any revenue from product sales and has relied primarily on equity financings, licensing revenues, and various debt instruments for its working capital. The Company has been unprofitable since its inception, and expects to incur substantial additional operating losses over at least the next several years. As of December 31, 1997, the Company's accumulated deficit was approximately $8,524,653.

The Company's business is subject to significant risks, including the risks inherent in its research and development efforts, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and competition from other biotechnology companies. See "Risk Factors."

YEAR 2000 EXPOSURE

     The Company has determined that it will not need to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. The Company will verify that all activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers, and financial institutions are fully supported. The Company expects to have any necessary changes implemented by 1999. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operation or financial position.

RESULTS OF OPERATIONS

     YEARS ENDED DECEMBER 31, 1997 AND 1996

No revenues were earned in 1997 or 1996.

Research and Development expense increased $1,077,000 to $1,947,000 in 1997 compared to $870,000 for 1996. The increase was primarily due to a $300,000 increase in salary expense and a $300,000 increase in supplies and services for the Company's CD-Tagging-TM- and epitope tagging projects in the current year. The Company also incurred higher expenses on its antioxidant drug development efforts, including a $200,000 increase in salaries and a $150,000 increase in preclinical studies on Vantox-Registered Trademark-, and initiated research efforts on its nutraceutical projects for $100,000. The Company expects research and development costs to continue to increase if the candidate drug and nutrition products proceed towards or commence human clinical trials.

The Company incurred its initial marketing expenses of $222,000 in the second half of 1997. Marketing expense includes salaries and services of approximately $144,000 for nutrition products and $78,000 for pharmaceutical partnering efforts. General and administrative expense increased $177,000 to $1,304,000 in 1997 compared to $1,127,000 for 1996. The increase was primarily due to the growth of the finance department and other financial related expenses to support increased investor relations and fund raising activities.

Interest income increased $20,000 to $196,000 in 1997 compared to $176,000 for 1996. The increase resulted from more efficient cash management partially offset by generally lower averages balances as well as interest on a note receivable. The Company incurred interest expense of $20,000 during the fourth quarter of 1997 related to the issuance of the Company's convertible debentures in November of 1997. Interest expense includes accrued interest as well as amortization of debt issuance costs and amortization of the market value of warrants issued in connection with the debentures.

Basic and diluted loss per share increased $0.18 to $0.46, compared to $0.28 for 1996. Higher net loss was partially offset by increased shares outstanding during the period.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operation since inception through the sale of debt and equity securities. As of December 31, 1997, the Company had working capital of $2,445,000 which includes $3,055,000 of cash, cash equivalents and short-term investments. This compares with working capital of $4,625,000 at December 31, 1996. The decrease in working capital is the result of the Company's operating loss, partially offset by proceeds from the $1.0 million in convertible debentures issued.

For the twelve months ended December 31, 1997, the Company used $3,112,000 of cash in operating activities, compared to $1,352,000 during 1996. The increased cash usage was primarily related to the Company's net loss of $3,295,840 resulting from increased salaries, and sales and marketing expenditures. The Company generated $1,090,000 of cash in investing activities during the period compared to a use of cash of $2,269,000 during 1996. During 1997, longer term investments matured and were classified as cash and equivalents prior to their use. Also in 1997 the Company collected $250,000 plus interest on a note due to the Company from the Company's former President. The Company generated $875,000 of cash in financing activities during 1997 compared to $6,742,000 during 1996. During 1997, the Company issued $1.0 million in convertible debentures, compared to 1996 where the Company raised $6.7 million in its initial public offering and subsequent exercise of stock options.

The Company believes that its current cash reserves and funding commitments will fund the business for at least 12 months from the balance sheet date. The Company does not have an existing bank line of credit or other form of revolving or renewable credit facility. The Company does not anticipate having significant revenues in the foreseeable future and will be required to raise additional funds to continue operations. There can be no assurance that funds will be available through the public or private markets.

PLAN OF OPERATION

During the 12 month period following the balance sheet date, the Company intends to focus substantially all of its efforts and resources on research and development related to the study of targeted antioxidant therapeutics, gene discovery and nutraceuticals. Most of these efforts will involve development of its potential products, and the remainder will involve other current projects developed from its ongoing research. During such 12 month period, the Company expects to retain additional consultants and hire additional employees in the areas of research, development, regulation, marketing, sales and administration, and to lease additional facilities. The Company will also continue discussions with potential collaborative partners concerning development, manufacture and marketing of Vantox-Registered Trademark-, epitope tagging, CD-Tagging-TM-, nutraceuticals and possibly other potential products which may include joint ventures and acquisitions.

ITEM 7.   FINANCIAL STATEMENTS

                                Vyrex Corporation
                         (a development stage enterprise)

                          Index to Financial Statements


Report of Ernst & Young, LLP, Independent Auditors.............. 22
Balance Sheets.................................................. 23
Statements of Operations........................................ 24
Statement of Stockholders' Equity............................... 25
Statements of Cash Flows........................................ 26
Notes to Financial Statements................................... 27


                           Report of Independent Auditors


The Board of Directors and Stockholders
Vyrex Corporation

We have audited the accompanying balance sheet of Vyrex Corporation (a development stage enterprise) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from January 2, 1991 (inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of December 31, 1995, and for the period January 2, 1991 (inception) through December 31, 1995, were audited by other auditors whose report dated February 9, 1996 expressed an unqualified opinion on those statements. The financial statements for the period January 2, 1991 (inception) through December 31, 1995 include total revenues and net loss of $310,000 and $3,408,199 respectively. Our opinion on the statements of operations, stockholders' equity, and cash flows for the period January 2, 1991 (inception) through December 31, 1997, insofar as it relates to amount for prior periods through December 31, 1995, is based solely on the report of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors (insofar as it relates to the financial statements for the period January 2, 1991 (inception) through December 31, 1995, the financial statements referred to above present fairly, in all material respects, the financial position of Vyrex Corporation (a development stage enterprise) at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended and the period from January 2, 1991 (inception) through December 31, 1997 in conformity with generally accepted accounting principles.


                                             ERNST & YOUNG LLP

San Diego, California
February 12, 1998

                               Vyrex Corporation
                        (a development stage enterprise)

                                 Balance Sheets


                                                                         DECEMBER 31,
                                                                      1997          1996
                                                                  -----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents                                       $ 2,041,339    $ 3,187,906
  Short-term investments, available-for-sale                        1,013,575      1,941,809
  Other current assets                                                117,341              -
                                                                  -----------    -----------
Total current assets                                                3,172,255      5,129,715

Property, plant and equipment, net of accumulated depreciation
 of $71,495 in 1997 and $54,394 in 1996                               105,810         54,256

Notes receivable from related parties                                  49,506        313,304

Debt issuance cost                                                    119,147              -

Patents, trademarks and copyrights, net of accumulated
 amortization of $24,449 in 1997 and $16,201 in 1996                  115,770        124,018
                                                                  -----------    -----------
Total assets                                                      $ 3,562,488     $5,621,293
                                                                  -----------    -----------
                                                                  -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                        $   627,583    $   504,646
  Deferred revenue                                                    100,000              -
                                                                  -----------    -----------
Total current liabilities                                             727,583        504,646

Convertible debentures, net, including accrued interest               950,278              -
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value; 10,000,000 shares
   authorized; none issued                                                  -              -
  Common stock, $.001 par value; 50,000,000 shares authorized;
   7,121,409 and 7,121,209 outstanding at December 31, 1997 and
   1996 respectively                                                    7,121          7,121
  Additional paid-in capital                                       10,402,159     10,338,339
  Deficit accumulated during the development stage                 (8,524,653)    (5,228,813)
                                                                  -----------    -----------
Total stockholders' equity                                          1,884,627      5,116,647
                                                                  -----------    -----------
Total liabilities and stockholders' equity                        $ 3,562,488    $ 5,621,293
                                                                  -----------    -----------
                                                                  -----------    -----------


SEE ACCOMPANYING NOTES.

                               Vyrex Corporation
                        (a development stage enterprise)

                            Statement of Operations


                                          YEARS ENDED DECEMBER 31,   CUMULATIVE FROM
                                             1997         1996          INCEPTION
                                         ------------  ------------  ----------------
Revenue and licensing agreement          $         -   $         -       $   310,000

Operating expenses:
  Research and development                 1,946,925       869,812         4,340,710
  Marketing and selling                      221,570             -           221,570
  General and administrative               1,303,876     1,127,270         3,301,424
                                         -----------   -----------       -----------
Totals                                     3,472,371     1,997,082         7,863,704
                                         -----------   -----------       -----------

Loss from operations                      (3,472,371)   (1,997,082)       (7,553,704)

Other income (expense):
  Interest income                            196,038       176,468           398,458
  Interest expense                           (19,507)            -           (19,507)
  Charge from issuance of stock options
   for bridge financing costs                      -             -        (1,349,900)
                                         -----------   -----------       -----------
Total other income (expense)                 176,531       176,468          (970,949)
                                         -----------   -----------       -----------
Net loss                                 $(3,295,840)  $(1,820,614)      $(8,524,653)
                                         -----------   -----------       -----------
                                         -----------   -----------       -----------

Net loss per share--Basic and Diluted    $     (0.46)  $     (0.28)      $     (1.38)
                                         -----------   -----------       -----------
                                         -----------   -----------       -----------
Shares used in per share computations      7,121,332     6,514,324         6,164,499
                                         -----------   -----------       -----------
                                         -----------   -----------       -----------


SEE ACCOMPANYING NOTES.

                               VYREX CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       STATEMENT OF STOCKHOLDERS' EQUITY

                      FROM INCEPTION TO DECEMBER 31, 1997



                                                        COMMON STOCK       ADDITIONAL   DEFICIT ACCUMULATED      TOTAL
                                                   ----------------------    PAID-IN        DURING THE       STOCKHOLDERS'
                                                    SHARES      AMOUNT       CAPITAL     DEVELOPMENT STAGE      EQUITY
                                                   ---------  -----------  -----------  -------------------  -------------
  Issuance (at $.002 per share) for acquisition
     of technology retroactively reduced for
     150,000 shares returned and retired on
     October 1, 1995                               3,350,000   $   3,350    $   3,350        $      --         $   6,700
  Issuance (at $.002 per share) for cash             500,000         500          500               --             1,000
  Issuance (at $1.00 per share) for cash             800,000         800      799,200               --           800,000
  Issuance as compensation (at $1.00 per share)       32,500          33       32,467               --            32,500
  Issuance (at $2.00 per share) upon conversion
    of note payable                                  100,000         100      199,900               --           200,000
  Issuance (at $3.00 per share) for cash, net of
    issuance costs of $4,086                          33,000          33       94,881               --            94,914
  Net loss                                                --          --           --       (1,085,932)       (1,085,932)
                                                   ---------  -----------  -----------  -------------------  -------------
Balance at December 31, 1993                       4,815,500       4,816    1,130,298       (1,085,932)           49,182
  Issuance (at $3.00 per share) for cash, net of
    issuance costs of $21,000                         99,000          99      275,901               --            276,000
  Issuance (at $3.00 per share) in lieu of
    finder's fee                                       7,000           7       20,993               --            21,000
  Issuance (at $3.00 per share) in lieu of
    finder's fee                                       5,000           5       14,995               --            15,000
  Issuance (at $3.00 per share) for cash, net of
    issuance costs of $41,844                         24,990          25       33,101               --            33,126
  Net loss                                                --          --           --         (467,683)         (467,683)
                                                   ---------  -----------  -----------  -------------------  -------------
Balance at December 31, 1994                       4,951,490       4,952    1,475,288       (1,553,615)          (73,375)
  Issuance (at $3.00 per share) for cash, net of
    issuance costs of $46,976                        149,940         150      402,694               --           402,844
  Issuance (at $3.00 per share) in settlement of
    account payable                                    6,041           6       18,117               --            18,123
  Issuance (at par value) as compensation for
    services related to prior issuances of common
    stock                                             83,000          83          (83)              --                --
  Issuance (at $3.00 per share) as compensation
    for services related to offering                  13,334          13       39,989               --            40,002
  Issuance (at $3.00 per underlying share) of
    options for 450,000 shares as compensation
    for arranging bridge financing                        --          --    1,349,900               --         1,349,900
  Net loss                                                --          --           --       (1,854,584)       (1,854,584)
                                                   ---------  -----------  -----------  -------------------  -------------
Balance at December 31, 1995                       5,203,805       5,204    3,285,905       (3,408,199)         (117,090)
  Proceeds from initial public offering (at $6.50
    per unit), net of issuance costs of                                     5,734,620
    $1,135,453                                     1,057,097       1,057           --                          5,735,677
  Sale of option to purchase 300,000 shares at
    $3.00 per share                                       --          --       50,000               --            50,000
  Exercise of stock options (at $3.00 per share)
    for cash                                         300,000         300      899,700               --           900,000
  Conversion of notes payable and related accrued
    interest (at $3.00 per share)                     86,015          86      257,959               --           258,045
  Exercise of stock options (at $.00022 per
    share) for cash                                  450,000         450         (350)              --               100
  Issuance of units as compensation for legal
    services (at $4.55 per share)                     24,292          24      110,505               --           110,529
  Net loss                                                --          --           --       (1,820,614)       (1,820,614)
                                                   ---------  -----------  -----------  -------------------  -------------
Balance at December 31, 1996                       7,121,209       7,121   10,338,339       (5,228,813)        5,116,647
  Exercise of warrants (at $8.00 per share) for
    cash                                                 200          --        1,600               --             1,600
  Net loss                                                --          --           --       (3,295,840)       (3,295,840)
  Issuance of warrants in connection with
    convertible debenture                                 --          --       62,220               --            62,220
                                                   ---------  -----------  -----------  -------------------  -------------
Balance at December 31, 1997                       7,121,409   $   7,121   $10,402,159      $(8,524,653)       $1,884,627
                                                   ---------  -----------  -----------  -------------------  -------------
                                                   ---------  -----------  -----------  -------------------  -------------

SEE ACCOMPANYING NOTES.

                               VYREX CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENT OF CASH FLOWS


                                                                     YEARS ENDED
                                                                     DECEMBER 31,         CUMULATIVE
                                                                ----------------------       FROM
                                                                  1997         1996        INCEPTION
                                                                ---------    ---------    -----------
OPERATING ACTIVITIES
Net loss                                                        $(3,295,840) $(1,820,614) $($8,524,653)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                                      25,349       23,957        95,656
  Amortization of debt discount and debt issuance cost               10,466           --        10,466
  Interest receivable                                                33,631      (47,979)      (14,348)
  Issuance of compensatory notes, stock and stock options                --      110,529     1,561,052
  Other current assets                                              (17,341)          --       (17,341)
  Accounts payable and accrued liabilities                          122,937      382,264       627,587
  Accrued interest on convertible debentures                          9,041           --         9,041
                                                                  ---------    ---------   -----------
Net cash used in operating activities                            (3,111,757)  (1,351,843)   (6,252,540)
                                                                  ---------    ---------   -----------
INVESTING ACTIVITIES
Purchase of short-term investments                               (3,499,227)  (4,842,195)   (8,440,442)
Sale of short-term investments                                    4,393,830    2,948,365     7,442,195
Purchases of furniture and equipment                                (68,655)     (61,574)     (177,305)
Cost of patent, trademarks and copyrights                                --           --      (133,519)
Other assets, including notes receivable
 from related parties                                               263,798     (313,304)      (50,202)
                                                                  ---------    ---------   -----------
Net cash provided by (used in) investing activities               1,089,746   (2,268,708)   (1,359,273)
                                                                  ---------    ---------   -----------
FINANCING ACTIVITIES
Advances from potential investors                                        --           --       100,000
Repayments of advances                                                   --           --      (100,000)
Proceeds from (repayment of) note payable                                --      (50,000)      400,000
Proceeds from issuance of Convertible
 Debentures                                                         873,844           --       873,844
Exercise of stock options and sale of option                             --      950,100       950,100
Net proceeds from issuance of common stock                            1,600    5,842,362     7,429,208
                                                                  ---------    ---------   -----------
Net cash provided by financing activities                           875,444    6,742,462     9,653,152
                                                                  ---------    ---------   -----------
Net increase (decrease) in cash and cash equivalents             (1,146,567)   3,121,911     2,041,339
Cash and cash equivalents, beginning of the period                3,187,906       65,995            --
                                                                  ---------    ---------   -----------
Cash and cash equivalents, end of the period                     $2,041,339   $3,187,906   $ 2,041,339
                                                                 ----------   ----------   -----------
                                                                 ----------   ----------   -----------
SUPPLEMENTAL CASH FLOW INFORMATION
Conversion of notes payable and related accrued interest         $       --   $  258,045   $   258,045
                                                                 ----------   ----------   -----------
                                                                 ----------   ----------   -----------
Warrants issued in connection with convertible debentures        $   62,220   $       --   $    62,220
                                                                 ----------   ----------   -----------
                                                                 ----------   ----------   -----------

SEE ACCOMPANYING NOTES.

                                 VYREX CORPORATION
                          (A DEVELOPMENT STAGE ENTERPRISE)

                           NOTES TO FINANCIAL STATEMENTS


1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Vyrex Corporation (the "Company") was incorporated on January 2, 1991 in the State of Nevada. Effective that date, the Company obtained the technology it is developing through the issuance of common stock to its founder and principal stockholder. The Company's operations focus primarily on the discovery and development of pharmaceuticals and nutraceuticals for the treatment and prevention of various disorders including respiratory, cardiovascular and enurological diseases and aging related disorders. The Company is using contractors for manufacturing and testing of the products it is developing and is seeking strategic partners to market and distribute them. Management expects the Company to continue to use contractors and strategic partners until such time, if any, that it has sufficient resources to conduct such activities on its own.

The Company's major activities through December 31, 1997 have been limited to conducting research and development related to its proposed products and raising funds for such activities. These activities have not generated any recurring revenues; accordingly, the Company has been in the development stage since its inception.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets which range from 3 to 7 years.

PATENTS, TRADEMARKS AND COPYRIGHTS

Certain costs of filing for patents, trademarks and copyrights are capitalized as incurred. Such costs are being amortized on a straight-line basis over the lesser of their statutory lives or estimated useful lives commencing on the date of issuance.

INTEREST EXPENSE

Interest expense includes the amortization of debt discount and debt issuance costs.

NET LOSS PER COMMON SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE. Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented and where appropriate, restated to conform to the Statement No. 128 requirements. Diluted loss per share including shares issuable upon exercise of outstanding stock options

                                 VYREX CORPORATION
                          (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

and warrants has not been presented since the effects of such conversions and exercises would be anti-dilutive.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement #130, REPORTING COMPREHENSIVE INCOME (SFAS No. 130) and Statement No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (SFAS No.
131). SFAS No. 130 establishes rules for reporting and displaying comprehensive income. SFAS No 131 will require the Company to use the "management approach" in disclosing segment information. Both statements are effective for the Company during 1998. The Company does not believe that the adoption of either SFAS No. 130 or SFAS No. 131 will have a material impact on the Company's results of operations, cash flows, or financial position.

2. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents consist of cash and highly liquid U.S. government securities with remaining maturities, when acquired, of three months or less. Included in cash and cash equivalents at December 31, 1997 was approximately $1.0 million invested in U.S. Treasury bills.

Short-term investments classified as available-for-sale consist of U.S. Government securities maturing in March 1998 and are carried at amounts which approximate fair value. As of December 31, 1997, the difference between amortized cost and the estimated fair value of investments was not material. Realized gains and losses and declines in value judged to be other-than-temporary, if any, in available-for-sale securities are included in interest income. The cost of securities is based on the specific identification method.

3. FURNITURE AND EQUIPMENT

Furniture and equipment consist of the following:


                                                     DECEMBER 31,
                                                 1997            1996
                                               -------         -------
Office furniture and equipment                 $119,593        $92,366
Laboratory equipment                             57,712         16,284
                                               --------        -------
                                                177,305        108,650
Less accumulated depreciation                    71,495         54,394
                                               --------        -------
Total                                          $105,810        $54,256
                                               --------        -------
                                               --------        -------

Depreciation expense was $17,101 and $15,709 for the years ended December 31, 1997 and 1996, respectively.

                                 VYREX CORPORATION
                          (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)


4. RELATED PARTY TRANSACTIONS

NOTES RECEIVABLE FROM RELATED PARTIES

On October 25, 1996, the Company loaned $260,000 to the Company's former President and Chief Operating Officer in the form of a note with 7% interest. The note was paid off in 1997. On December 23, 1996, the Company loaned $50,000 to its Vice President of Chemistry. The loan is in the form of a secured note carrying 7% interest, whose principal and interest is payable on demand.

EMPLOYMENT AGREEMENT

Dr. Sheldon Hendler, the Company's Chairman and CEO entered into a one-year employment agreement on October 1, 1995. The agreement automatically renews on the anniversary date for an additional year unless previously terminated by the Company. Dr. Hendler's salary under the agreement is set by the Board of Directors and is currently $226,013 per year. The Company has the right to terminate Dr. Hendler's employment agreement for cause or as a result of death or permanent disability. In certain events, relating primarily to merger or reorganization and similar changes in the nature of the Company, Dr. Hendler is entitled to continue his employment or voluntarily terminate the agreement and receive a severance payment equal to 2.99 times his annual salary and fringe benefits during the five years preceding the date of termination.

5. TECHNOLOGY LICENSE AND COLLABORATIVE AGREEMENTS

In September 1995, the Company received a fee of $10,000 on signing a letter of intent to enter into an exclusive worldwide license agreement with Pollufil Trading, S.A. Tobacco Division ("Pollufil") to commercialize certain Company technology. In November 1995, the Company entered into a license agreement (the "Pollufil Agreement") pursuant to which the Company granted Pollufil an exclusive non-U.S. world-wide license to commercialize certain Company technology for use as an antioxidant cigarette filter additive. Under the Pollufil Agreement, the Company was entitled to receive two payments totaling $90,000 upon the achievement of certain milestone events with respect to testing of the potential products sought to be developed using the licensed technology. In December 1997, the Company terminated this license agreement for failure to pay amounts due.

On August 1, 1997, the Company entered into a collaboration agreement with The Immune Response Corporation, Inc. to develop treatments for spinal cord and other central nervous system traumas. The agreement calls for a 50/50 split of any funds raised or profits realized in connection with the venture. As part of the agreement, the Company licensed its CD-Tagging-TM- technology to The Immune Response Corporation for use in the research and development on products within the scope of the venture of the treatments mentioned above. Subsequently, the Company initiated discussions to license a limited number of its antioxidant drug candidates to the venture for screening as potential treatments. The term of the agreement is three years. The Company and its partner, The Immune Response Corporation, are currently exploring funding for this venture.

                                 Vyrex Corporation
                          (a development stage enterprise)

                     Notes to Financial Statements (continued)

5. TECHNOLOGY LICENSE AND COLLABORATIVE AGREEMENTS (CONTINUED)

On October 7, 1997, the Company entered into an agreement with Retired Persons Services, Inc. (RPS), the entity which administers the AARP Pharmacy Service. The agreement called for the Company to provide $100,000 worth of dietary supplement products. The Company designed and contract manufactured pilot batches of the products and initiated safety and stability studies. RPS will manufacture the final product and pay the Company a royalty based on sales. The Company recorded a $100,000 accounts receivable and $100,000 of deferred revenue since the amount represents an advance against 1998 shipments. The receivable was collected in 1998.

6. INCOME TAXES

At December 31, 1997, the Company had net operating loss carryforwards available to reduce future taxable income, if any, of approximately $12,425,000 and $11,965,000 for federal and California income tax purposes, respectively. The federal net operating loss begins to expire in 2007. California net operating losses of $246,000 expired in 1997, and will continue to expire in 1998. The difference between the federal and California tax loss carryforwards is primarily related to the expiration of California loss carryforwards. At December 31, 1997, the Company also had research and development credit carryforwards of approximately $304,000 and $148,000 for federal and state income tax reporting purposes, respectively.

Temporary differences (the loss and tax credit carryforwards described above) give rise to the Company's deferred income taxes. The components of the Company's deferred tax assets as of December 31, 1997 and 1996 are as follows:



                                                                    1997          1996
                                                                ------------   -----------
Net operating loss carryforwards                                 $4,349,000    $3,505,000
Research and development credit carryforwards                       452,000       207,000
                                                                ------------   -----------
                                                                  4,801,000     3,712,000
                                                                 (4,801,000)   (3,712,000)
Valuation allowance                                             ------------   -----------
                                                                 $       -     $      -
                                                                ------------   -----------



A valuation allowance has been recorded against the deferred tax assets as the ultimate realization of these assets is uncertain.

7. DEBENTURES

On November 6, 1997, the Company entered into two securities purchase agreements (the "Debenture Agreements") with two investors (the "Debenture Holders") and pursuant thereto, the Company issued each Debenture Holder a Debenture in the amount of $500,000 (the "Initial Debenture"), resulting in proceeds, net of $126,156 of issuance costs, of $873,844. Each Initial Debenture is a 6% interest accruing and deferred convertible debenture due November 15, 2000. The Initial Debentures are convertible at the election of the holder at any time at a conversion price based on current market prices.

                                 Vyrex Corporation
                          (a development stage enterprise)

                     Notes to Financial Statements (continued)

7. DEBENTURES (CONTINUED)

282,000 shares are reserved for issuance of common stock upon conversion. As of December 31, 1997, no debentures had been converted into common stock.

No more than 33% of the principal amount of the Initial Debentures may be convertible during any thirty (30) calendar day period. The entire unpaid balance and all accrued interest outstanding on the maturity date automatically converts in to Common Stock at a rate based on current market prices.

In connection with the issuance of the Initial Debentures, the Company issued Debenture Warrants to the Debenture Holders, each exercisable for 8,500 shares of Common Stock. The Debenture Warrants have a term of three years, an exercise price per share of $7.50 and an estimated fair value of $62,220, which was accounted for as debt discount in the accompanying balance sheet. Debt discount and debt issuance costs are amortized over the life of the debentures.

Pursuant to the Debenture Agreements, the Debenture Holders have each agreed to purchase an additional $1,500,000 of Debentures ("Additional Debentures") in multiple tranches through October 1999.

Each Additional Debenture shall be substantially similar to the Initial Debentures but shall have a term of 18 months and be convertible into Common Stock at 86% of the Market Price on the date of issuance.

In connection with each Additional Debenture, the Company shall issue the purchaser a Debenture Warrant to purchase Common Stock at a rate of one warrant to purchase 1,700 shares of Common Stock for each $100,000 of Additional Debentures purchased.

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

9. WARRANTS

As of December 31, 1997, the Company had outstanding warrants to purchase a total of 1,256,701 shares of common stock. 1,239,701 of the warrants will expire on January 31, 1999, and the remaining 17,000 warrants will expire on November 6, 2000. The exercise price of 1,139,701 of these warrants is $8.00 per share, subject to adjustment in the event of stock splits, stock dividends and similar events.

The Company issued 100,000 warrants pursuant to the Underwriter's Purchase Option granted as part of the initial public offering. These warrants are exercisable at $11.20 per share at any time between March 21, 1997 and January 31, 1999. The warrants expire on January 31, 1999.

On November 6, 1997, the Company issued 17,000 warrants as partial consideration related to the issuance of $1.0 million of the Company's convertible debentures. The warrants are exercisable for three years from issuance at $7.50.

The Company has reserved 1,256,701 shares for issuance of common stock upon exercise of the warrants.

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

Activity with respect to the stock option plan is summarized as follows:


                                                                                                        WEIGHTED
                                                  SHARES             STOCK            OPTION             AVERAGE
                                                 AVAILABLE          OPTIONS          EXERCISE            EXERCISE
                                                 FOR GRANT        OUTSTANDING          PRICE              PRICE
                                               --------------------------------------------------------------------------------

Balance at December 31, 1994                     2,875,000              -                 -                  -
  Granted                                         (868,000)         868,000         $3.00 - $4.55         $3.04
  Exercised                                            -                -                 -                  -
  Canceled                                             -                -                 -                  -
                                                 --------------------------
Balance at December 31, 1995                     2,007,000          868,000         $3.00 - $4.55         $3.04
  Granted                                       (1,121,900)       1,121,900          $3.00 - $7.50         $3.01
  Exercised                                            -                -                 -                  -
  Canceled                                          31,091          (31,091)         $3.00 - $4.55         $3.96
                                                 --------------------------
Balance at December 31, 1996                       916,191        1,958,809          $3.00 - $7.50         $3.01
  Granted                                         (658,800)         658,800          $6.00 - $8.625        $3.01
  Exercised                                            -                -                    -               -
  Canceled                                       1,021,400       (1,021,400)         $3.00 - $7.13         $3.01
                                                 ---------------------------
Balance at December 31, 1997                     1,268,791        1,596,209          $3.00 - $8.625        $4.26


Options for 984,206 shares are exercisable at December 31, 1997 and the weighted-average contractual life of options outstanding at that date is approximately six years.

Following is a further breakdown of the options outstanding as of December 31, 1997:


                                                                                Weighted
                                                                                 average
                                  Weighted      Weighted                        exercise
Range of                          average       average                          price of
exercise            Options      remaining      exercise       Options            options
 prices           outstanding  life in years     price       exercisable       exercisable
------------------------------------------------------------------------------------------

$3.00-6.00         1,557,209         6.57         $4.18         1,557,209         $4.18
$6.38-8.63            39,000         9.68         $7.03            39,000         $7.03
                   ---------         ----         -----         ---------          -----
                   1,596,209         6.64         $4.25         1,596,209         $4.25
                   ---------         ----         -----         ---------         -----
                   ---------         ----         -----         ---------         -----

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information).

                                                              1997                     1996
                                                        -----------------------------------------

        Pro forma net loss                                  $(4,078,685)           $(1,855,350)
        Pro forma net loss per basic share                       $(0.57)                $(0.28)
        Pro forma net loss per diluted share                     $(0.57)                $(0.28)

The weighted-average fair value of options granted in 1997 and 1996 is $5.36 and $2.03 per share, respectively.

The pro forma effect on net loss for 1997 and 1996 is not representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

11. SUBSEQUENT EVENT

On January 22, 1998, the Company entered into an exclusive development agreement with the Uncle Ben's, Inc. Vyrex and Uncle Ben's intend to complete several steps necessary to determine the feasability and timing of full-scale development and marketing of "Wellness" foods.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS. COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by Item 9 of Form 10-K SB is incorporated by reference to the information contained in the section captioned "Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" in the Registrants definitive proxy statement for the Annual Meeting of Shareholders ("Proxy Statement") to be filed with the Commission on or before April 30, 1998.


ITEM 10.  EXECUTIVE COMPENSATION.

The information required by Item 10 of Form 10-K SB is incorporated by reference to the information contained in the section captioned "Executive Compensation" in the Proxy Statement to be filed with the Commission on or before April 30, 1998.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by Item 11 of Form 10-K SB is incorporated by reference to the information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement to be filed with the Commission on or before April 30, 1998.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 12 of Form 10-K SB is incorporated by reference to the information contained in the section captioned "Certain Relationships and Related Transactions" in the Proxy Statement to be filed with the Commission on or before April 30, 1998.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit 11 Statement regarding computation of per share earnings for 1995 required by Item 13(a) of Form 10-K SB is incorporated by reference to the information contained in Exhibit 11.1 of the Company's registration statement of Form SB-2 dated March 21, 1996.

The information required by Item 13(b) of Form 10-KSB is incorporated by reference to the information contained in the registrant's Form 8-K dated July 11, 1995.

                                     SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 VYREX CORPORATION
                                 Registrant



                                  By:  /S/SHELDON S. HENDLER/
                                       -----------------------------------
                                       Sheldon S. Hendler,
                                       President, Chief Executive Officer,
                                       and Chairman of the Board


                                  By:  /S/STEVEN J. KEMPER/
                                       -----------------------------------
                                       Steven J. Kemper,
                                       Chief Financial Officer

Date:  March 27, 1998

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sheldon S. Hendler, as his or her true and lawful attorney-in-fact and agents, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Registration Statement, and to sign any registration statement for the same offering covered by this Registration Statement, and to sign any registration statement for the same offering covered by this Registration Statement that is to be effective upon filing pursuant to Rule 462(b) promulgated under the Securities Act of 1933, and all post-effective amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or their substitutes may lawfully do or cause to be done by virtue hereof.

     In accordance with the Exchange Act, this Report has been SIGNED by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    SIGNATURE                     TITLE                                   DATE
    ---------                     -----                                   ----

/S/Carl M. Lewis/               General Counsel, Secretary              March 27, 1998
-------------------------       and Director
Carl M. Lewis


/S/Joyce M. Hendler/            Director                                March 27, 1998
-------------------------
Joyce M. Hendler


/S/Dennis J. Carlo/             Director                                March 27, 1998
-------------------------
Dennis J. Carlo


/S/Nolan E. Penn/               Director                                March 27, 1998
-------------------------
Nolan E. Penn


/S/Gregory F. Gilbert/          Director                                March 27, 1998
-------------------------
Gregory F. Gilbert

                                      37