Form 10QSB
period 1998-03-31
VYREX CORP
filed 1998-05-11
CIK 933972

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                  FORM 10-QSB

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period ended MARCH 31, 1998

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


             2159 AVENIDA DE LA PLAYA, LA JOLLA, CALIFORNIA, 92037
                   (Address of principal executive offices)

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

Yes ____      No ____

                     Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuers classes of common equity, as of latest practicable date:

As of March 31, 1998, there are 7,356,631 shares of common stock outstanding and warrants to purchase 1,256,701 shares of common stock outstanding.

Transitional Small Business Disclosure Format

Yes          No   X
    ----        ----

                               VYREX CORPORATION
                             INDEX TO FORM 10-QSB



PART I FINANCIAL INFORMATION

    Item 1 - Financial Statements
              Balance Sheets                                    3
              Statements of Operations                          4
              Statements of Cash Flows                          5
              Notes to Financial Statements                     6

    Item 2 - Management's Discussion and                        6
              Analysis of Financial Condition
              And Results of Operations

PART II OTHER INFORMATION                                       7

    Item 1 - Legal Proceedings                                  7

    Item 2 - Changes in Securities                              7

    Item 3 - Defaults upon Senior Securities                    7

    Item 4 - Submission of Matters to a Vote of
              Security Holders                                  7

    Item 5 - Other Information                                  8

    Item 6 - Exhibits and Reports on Form 8-K                   8

Signatures                                                      8

                         PART I  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                               VYREX CORPORATION
                       (a development stage enterprise)
                                Balance Sheets

                                                                  MARCH 31,        DECEMBER 31,
                                                                    1998              1997
                                                               ------------        ------------
                                                               (Unaudited)             Note
ASSETS
Current assets:
 Cash and cash equivalents                                      $ 1,901,669         $ 2,041,339
 Short-term investment, available-for-sale                                -           1,013,575
 Other current assets                                                72,783             117,341
                                                                -----------         -----------
Total current assets                                              1,974,452           3,172,255

Property, plant and equipment, net of accumulated
 depreciation of $82,729 in 1998 and $71,495 in 1997                101,033             105,810

Notes receivable from related party                                  47,266              49,506

Debt issuance cost                                                        -             119,147

Patents, trademarks and copyrights, net of accumulated
 amortization of $26,511 in 1998 and $24,449 in 1997                113,708             115,770
                                                                -----------         -----------
Total assets                                                    $ 2,236,459         $ 3,562,488
                                                                -----------         -----------
                                                                -----------         -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities                       $   391,926         $   627,583
 Deferred revenue                                                   100,000             100,000
                                                                -----------         -----------
Total current liabilities                                           491,926             727,583

Convertible debentures, net, including accrued interest                   -             950,278
Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.001 par value; 10,000,000 shares
  authorized; none issued                                                 -                   -
 Common stock, $.001 par value; 50,000,000 shares authorized;
  7,356,631 outstanding at March 31, 1998, and 7,121,409
  issued and outstanding in 1997                                      7,357               7,121
 Additional paid-in capital                                      11,259,564          10,402,159
 Deficit accumulated during the development stage                (9,522,388)         (8,524,653)
                                                                -----------         -----------
Total stockholders' equity                                        1,744,533           1,884,627
                                                                -----------         -----------
Total liabilities and stockholders' equity                      $ 2,236,459         $ 3,562,488
                                                                -----------         -----------
                                                                -----------         -----------


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

SEE ACCOMPANYING NOTES.

                               VYREX CORPORATION
                       (a development stage enterprise)

                           Statements of Operations
                                  (Unaudited)

                                                      THREE MONTHS ENDED MARCH 31, CUMULATIVE FROM
                                                          1998            1997        INCEPTION
                                                      -----------       ---------  ---------------
Revenue and licensing
  agreement                                           $         -       $      -    $   310,000

Operating expenses:
  Research and development                                459,760        404,130      4,800,470
  Marketing and selling                                    86,117              -        307,687
  General and administrative                              463,714        340,900      3,765,138
                                                      -----------       --------    -----------
Total operating expenses                                1,009,591        745,030      8,873,295
                                                      -----------       --------    -----------

Loss from operations                                   (1,009,591)      (745,030)    (8,563,295)

Other income (expense)
  Interest income                                          38,365         60,941        436,823
  Interest expense                                        (26,509)             -        (46,016)
  Charge from issuance of stock
    options for arranging bridge
    financing costs                                             -              -     (1,349,900)
                                                      -----------       --------    -----------
Total other income (expense)                               11,856         60,941       (959,093)
                                                      -----------       --------    -----------
Net loss                                                 (997,735)      (684,089)    (9,522,388)

Net loss per common share                                   (0.14)         (0.10)         (1.54)
                                                      -----------       --------    -----------
                                                      -----------       --------    -----------
Shares used in per share
  computations                                          7,314,894      7,121,209      6,198,655
                                                      -----------       --------    -----------
                                                      -----------       --------    -----------


SEE ACCOMPANYING NOTES.

                                VYREX CORPORATION
                        (a development stage enterprise)

                            Statements of Cash Flows
                                   (Unaudited)


                                                      THREE MONTHS ENDED MARCH 31,   CUMULATIVE FROM
                                                          1998            1997       FROM INCEPTION
                                                     -------------   -------------   ---------------
OPERATING ACTIVITIES
Net Loss                                             $   (997,735)   $  (684,089)     $(9,522,388)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                            13,359          5,342          109,015
  Amortization of debt discount and debt
    issuance cost                                               -              -           10,466
  Accounts Receivable and Interest Receivable             110,423        (25,168)         105,116
  Issuance of compensatory notes, stock and
    stock options as compensation                               -              -        1,561,052
  Prepaid and other current assets                        (51,517)             -          (68,858)
  Accounts payable and accrued liabilities               (235,657)       (48,375)         391,930
                                                     ------------    -----------      -----------
Net cash used in operating activities                  (1,161,127)      (752,290)      (7,413,667)
                                                     ------------    -----------      -----------

INVESTING ACTIVITIES
Purchases of short term investments                             -     (1,460,210)      (8,440,442)
Sale of short term investments                          1,025,737              -        8,467,932
Purchases of property and equipment                        (6,520)        (8,421)        (183,825)
Patent, trademark and copyright costs                           -              -         (133,519)
Other assets including Notes Receivable
  related parties                                           2,240        204,859          (47,962)
                                                     ------------    -----------      -----------
Net cash used in investing activities                   1,021,457     (1,263,772)        (337,816)
                                                     ------------    -----------      -----------

FINANCING ACTIVITIES
Proceeds (repayment) on Notes and Debentures                    -              -        1,273,844
Net proceeds from sale and exercise of stock options            -              -          950,100
Net proceeds from issuance of common stock                      -              -        7,429,208
Net cash provided by financing activities                       -              -        9,653,152

Net increase (decrease) in cash                          (139,670)    (2,016,062)       1,901,669

Cash and equivalents, beginning of period               2,041,339      3,187,906               -
                                                     ------------    -----------      -----------
Cash and equivalents, end of period                     1,901,669      1,171,844       1,901,669
                                                     ------------    -----------      -----------
                                                     ------------    -----------      -----------

SEE ACCOMPANYING NOTES

                               VYREX CORPORATION
                       (A Development Stage Enterprise)

                         Notes To Financial Statements
                                  (Unaudited)

BASIS OF PRESENTATION

     The accompanying financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of the financial position as of March 31, 1998, and the results of operations for the three month period ended March 31, 1998. The results of operations for the periods ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in Vyrex's Form 10-K/A SB for the year ended December 31, 1997.

DEBENTURES

     On November 6, 1997, the Company entered into two securities purchase agreements (the "Debenture Agreements") with two investors (the "Debenture Holders") and pursuant thereto, the Company issued each Debenture Holder a debenture in the amount of $500,000 (the "Debentures"). Each Debenture is a 6% interest accruing and deferred convertible debenture due November 15, 2000. All outstanding debentures were converted into 227,222 shares of stock during the first quarter of 1998.

     Pursuant to the securities purchase agreements, the purchasers of the Debentures have agreed to each purchase an additional $1,500,000 of Debentures ("Additional Debentures") in multiple tranches during the 21 months following the effective date of the registration statement, which was January 26, 1998.

     Each tranche will be between $100,000 and $225,000 per investor. Each tranche may be completed at the election of the Company subject to the existence of certain conditions. Each Additional Debenture shall be substantially similar to the Debentures but shall have a term of 18 months and be convertible into common stock at 86% of the Market Price on the date of issuance.

     In connection with each Additional Debenture, the Company shall issue the purchaser a warrant to purchase shares of common stock at a rate of 17,000 of common stock for each one million dollars of Additional Debentures purchased.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

     Research and development expenses increased $56,000, to $460,000, in the three months ended March 31, 1998, compared to $404,000 for the same period during 1997. The increase is primarily due to higher spending on nutrition product development as well as research on the Company's spinal cord treatment project. General and administrative expenses increased $123,000, to $464,000, in the current period, compared to $341,000 for the same period in 1997. The increase is primarily due to $60,000 in higher legal spending, mainly for patents, as well as higher investment banking and insurance costs. The Company incurred $86,000 of marketing expenses in the three months ended March 31, 1998, compared to zero during the previous period. Marketing expense is primarily related to salaries and services related to the launch of the Company's nutraceutical products, as well as $14,000 for new business development efforts for the Company's gene discovery and antioxidant compound product lines.

     Net loss increased $314,000, to $998,000 in the current period, compared to $684,000 for the same period during 1997 as the Company built up its research, marketing and administrative efforts. Net loss per common share increased $0.04 to $0.14, compared to $0.10 for the same period during 1997. Higher operating expenses were partially offset by higher average shares outstanding during the period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception solely through the sales of debt and equity securities. As of March 31, 1998, the Company had working capital of $1,483,000 which includes $1,902,000 of cash and cash equivalents. Net cash used in operating activities during the three months ended March 31, 1998 was $1,161,000, compared to $752,000 for the same period during 1997. The increase in cash used was primarily related to the net loss from operations as the Company accelerated its research and marketing activities. The Company generated $1,021,000 of cash in investing activities during the current period, which was primarily related to the sale of maturing short-term investments. This compares to a use of cash of $1,264,000 during the previous period when cash was invested in short-term investments.

     On November 6, 1997 the Company entered into agreement with two parties which allows the Company the ability to borrow up to $4.0 million through the issuance of convertible debentures, subject to certain conditions which the Company expects to meet. On November 6, 1997, the Company issued $1.0 million of its debentures which resulted in net proceeds of $947,500 before expenses were deducted. The Company can borrow the remaining $3 million by the issuance of additional debentures only if certain conditions are met, including minimum daily trading volume of its common stock, the existence of an effective registration statement covering the common stock underlying the debentures and other
     conditions.   During the first quarter of 1998, all outstanding
     debentures were converted in 227,222 shares of stock.

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

     Not applicable

ITEM 5.   OTHER INFORMATION

     Not applicable


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.


                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                VYREX CORPORATION
                                Registrant


                                By:  /s/ STEVEN J. KEMPER
                                     -------------------------------
                                     Steven J. Kemper,
                                     Chief Financial Officer
                                     (Principal Financial Officer)