Form 10QSB
period 1998-06-30
VYREX CORP
filed 1998-08-14
CIK 933972

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON D.C. 20549

                                     FORM 10-QSB

/ X /          Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

                    For the Quarterly Period ended JUNE 30, 1998

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

As of June 30, 1998, there are 7,423,455 shares of common stock outstanding and warrants to purchase 1,256,701 shares of common stock outstanding.

Transitional Small Business Disclosure Format

Yes                 No  X
     ---                ---

                                  VYREX CORPORATION
                                INDEX TO FORM 10-QSB



PART I FINANCIAL INFORMATION                              PAGE NUMBER

     Item 1 - Financial Statements
               Balance Sheets                                    3
               Statements of Operations                          4
               Statements of Cash Flows                          5
               Notes to Financial Statements                     6

     Item 2 - Management's Discussion and                        7
               Analysis of Financial Condition
               And Results of Operations

PART II OTHER INFORMATION                                        10

     Item 1 - Legal Proceedings                                  10

     Item 2 - Changes in Securities                              10

     Item 3 - Defaults upon Senior Securities                    10

     Item 4 - Submission of Matters to a Vote of
               Security Holders                                  10

     Item 5 - Other Information                                  10

     Item 6 - Exhibits and Reports on Form 8-K                   10

Signatures                                                       10

                           PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                                 VYREX CORPORATION
                          (a development stage enterprise)
                                   Balance Sheets


                                                                JUNE 30,       DECEMBER 31,
                                                                  1998             1997
                                                              -------------   -------------
                                                               (Unaudited)         Note
ASSETS
Current assets:
   Cash and cash equivalents                                   $  1,046,646    $ 2,041,339
   Short-term investments                                                 -        999,227
   Accounts Receivable                                                    -        100,000
   Interest Receivable                                                4,200         14,348
   Prepaid assets                                                    49,602         17,341
                                                               ------------    -----------
Total current assets                                              1,100,448      3,172,255

Property, plant and equipment, net of accumulated
   depreciation of $95,585 in 1998 and $71,495 in 1997              114,011        105,810

Notes receivable from related party                                  44,982         49,506

Debt issuance cost                                                        -        119,147

Patents, trademarks and copyrights, net of accumulated
   amortization of $28,573 in 1998 and $24,449 in 1997              111,646        115,770
                                                               ------------    -----------
Total assets                                                   $  1,371,087    $ 3,562,488
                                                               ------------    -----------
                                                               ------------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                    $    429,589    $   627,583
   Deferred revenue                                                       -        100,000
                                                               ------------    -----------
Total current liabilities                                           429,589        727,583

Convertible debentures, net, including accrued interest                   -        950,278
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value; 10,000,000 shares authorized;
       none issued                                                        -              -
   Common stock, $.001 par value; 50,000,000 shares authorized;
       7,423,455 issued and outstanding in 1998, and
       7,121,409 issued and outstanding at December 31, 1997          7,423          7,121
   Additional paid-in capital                                    11,645,898     10,402,159
   Deficit accumulated during the development stage             (10,711,823)    (8,524,653)
                                                               ------------    -----------
Total stockholders' equity                                          941,498      1,884,627
                                                               ------------    -----------
Total liabilities and stockholders' equity                     $  1,371,087    $ 3,562,488
                                                               ------------    -----------
                                                               ------------    -----------

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

SEE ACCOMPANYING NOTES.

                                 VYREX CORPORATION
                          (a development stage enterprise)

                              Statements of Operations
                                    (Unaudited)



                                                                                                                         FROM
                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED              INCEPTION
                                                           JUNE 30,                          JUNE 30,                 (01/02/1991)
                                                   1998               1997             1998             1997            TO DATE
                                              ---------------    --------------   ---------------   -------------   ---------------
Revenue and licensing
  agreement                                   $          -         $       -      $          -      $          -      $    310,000

Operating expenses:
  Research and development                         804,122           335,842         1,263,882           739,973         5,604,592
  Marketing and selling                             72,526                 -           158,642                 -           380,213
  General and administrative                       340,252           413,360           803,967           754,259         4,105,390
                                              ---------------    --------------   ---------------   -------------      -------------
Total operating expenses                         1,216,900           749,202         2,226,491         1,494,232        10,090,195
                                              ---------------    --------------   ---------------   -------------      -------------

Loss from operations                            (1,216,900)         (749,202)       (2,226,491)       (1,494,232)       (9,780,195)

Other income (expense):
  Interest income                                   27,466            55,751            55,652           116,692           454,110
  Interest expense                                       -                 -           (16,330)                -           (35,837)
  Charge from issuance of
    stock options for arranging
    bridge financing costs                               -                 -                 -                 -        (1,349,900)
                                              ---------------    --------------   ---------------   -------------      -------------
Total other income (expense)                        27,466            55,751            39,322           116,692          (931,627)
                                              ---------------    --------------   ---------------   -------------      -------------
Net loss                                        (1,189,434)         (693,451)       (2,187,169)       (1,377,540)      (10,711,822)
                                              ---------------    --------------   ---------------   -------------      -------------
                                              ---------------    --------------   ---------------   -------------      -------------

Net loss per common share -
  basic                                       $      (0.16)        $   (0.10)     $      (0.30)     $      (0.19)     $      (1.71)
                                              ---------------    --------------   ---------------   -------------      -------------
                                              ---------------    --------------   ---------------   -------------      -------------
Net loss per common share -
  diluted                                     $      (0.16)        $   (0.10)     $      (0.30)     $      (0.19)     $      (1.71)
                                              ---------------    --------------   ---------------   -------------      -------------
                                              ---------------    --------------   ---------------   -------------      -------------
Shares used in per share
  computations                                   7,402,877         7,121,290         7,289,869         7,121,246         6,245,586
                                              ---------------    --------------   ---------------   -------------      -------------
                                              ---------------    --------------   ---------------   -------------      -------------



SEE ACCOMPANYING NOTES.

                                 VYREX CORPORATION
                          (a development stage enterprise)

                              Statements of Cash Flows
                                    (Unaudited)


                                                                        SIX MONTHS ENDED JUNE 30,                CUMULATIVE
                                                                       1998                   1997             FROM INCEPTION
                                                                    ------------           -----------         --------------
 OPERATING ACTIVITIES
 Net Loss                                                           $(2,187,169)           $(1,377,540)          $(10,711,822)
 Adjustments to reconcile net loss to net
   cash used in operating activities:                                         -                      -                      -
   Depreciation and amortization                                         28,214                 13,197                123,870
   Amortization of debt discount and debt
     issuance cost                                                            -                      -                 10,466
   Accounts Receivable and Interest Receivable                          110,148                (17,852)               104,841
   Issuance of compensatory notes, stock and
     stock options as compensation                                      386,401                      -              1,947,453
   Prepaid and other current assets                                     (32,262)               (42,812)               (49,603)
   Accounts payable and accrued liabilities                            (297,995)              (165,759)               329,592
                                                                    -----------            -----------           ------------
 Net cash used in operating activities                               (1,992,663)            (1,590,766)            (8,245,203)
                                                                    -----------            -----------           ------------

 INVESTING ACTIVITIES
 Purchases of short-term investments                                          -             (2,439,787)            (8,440,442)
 Sale of short-term investments                                       1,025,737                946,410              8,467,932
 Purchases of property and equipment                                    (32,291)               (13,275)              (209,596)
 Patent and trademark costs                                                   -                      -               (133,519)
 Other assets, including Notes Receivable related parties                 4,524                261,500                (45,678)
                                                                    -----------            -----------           ------------
 Net cash provided by (used in) investing activities                    997,970             (1,245,152)              (361,303)
                                                                    -----------            -----------           ------------

 FINANCING ACTIVITIES
 Proceeds (repayment) on Notes and
   Debentures, net                                                            -                      -              1,273,844
 Net proceeds from sale and exercise of
   stock options                                                              -                      -                950,100
 Net proceeds from issuance of common stock                                   -                  1,600              7,429,208
                                                                    -----------            -----------           ------------
 Net cash provided by financing activities                                    -                  1,600              9,653,152
                                                                    -----------            -----------           ------------

 Net increase (decrease) in cash                                       (994,693)            (2,834,318)             1,046,646

 Cash and equivalents, beginning of period                            2,041,339              3,187,906                      -
                                                                    -----------            -----------           ------------

 Cash and equivalents, end of period                                $ 1,046,646            $   353,588           $  1,046,646
                                                                    -----------            -----------           ------------
                                                                    -----------            -----------           ------------

SEE ACCOMPANYING NOTES

                                 VYREX CORPORATION
                          (A Development Stage Enterprise)

                           Notes To Financial Statements
                                   June 30, 1998
                                    (unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of the financial position as of June 30, 1998, and the results of operations for the three month and six month periods ended June 30, 1998. The results of operations for the periods ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in Vyrex's Form 10-K SB for the year ended December 31, 1997.

NOTE 2.  DEBENTURES

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

     Pursuant to the securities purchase agreements, the purchasers of the Debentures have agreed to each purchase an additional $1,500,000 of Debentures ("Additional Debentures") in multiple tranches during the 21 months following the effective date of the registration statement, which was January 26, 1998, subject to certain conditions, including minimum trading volume, the existence of an effective registration statement, a current NASDAQ listing and other conditions. The Company has been notified that it no longer meets the requirements of continued NASDAQ listing and an appeal hearing has been scheduled for August 21, 1998. The Company cannot access funds from issuance of the debentures in the event of a decision to delist the Company's securities.

     Each tranche can be between $100,000 and $225,000 per investor. Each tranche may be completed at the election of the Company subject to the existence of certain conditions. Each Additional Debenture shall be substantially similar to the Debentures but shall have a term of 18 months and be convertible into common stock at 86% of the Market Price on the date of conversion.

     In connection with each Additional Debenture, the Company shall issue the purchaser a warrant to purchase shares of common stock at a rate of 17,000 shares of common stock for each one million dollars of Additional Debentures purchased.

NOTE 3.  DEVELOPMENT STAGE ENTERPRISE AND LIQUIDITY

     From inception (January 2, 1991) through June 30, 1998, the Company has not generated operating revenues, is classified as a development stage enterprise and has incurred losses aggregating $10,712,000.

     As of June 30, 1998, the Company had working capital of $670,000, which will enable the Company to fund its planned operations into the third quarter of calendar 1998. As disclosed in Note 2 above, the Company can no longer access funds from the issuance of debentures pending the outcome of the NASDAQ appeal hearing. Accordingly, additional capital will be required to continue operations beyond the third quarter. Management is actively pursuing various financing alternatives and expects to raise the financing necessary to adequately fund operations through 1999. Over the longer term, successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations, is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenues adequate to support the Company's cost structure.

NOTE 4.  NET LOSS PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All net loss per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

NOTE 5.  NEW ACCOUNTING STANDARDS

     Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS 130") and Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS 131"). SFAS 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, minimum pension accrual, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. The adoption of SFAS 130 did not affect results of operations or financial position because the Company's only component of comprehensive income is unrealized gains and losses on investments, which is not significant. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect results of operations or financial position and did not affect the disclosure of segment information because SFAS 131 is not required to be applied to interim financial statements in the initial year of adoption.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" PRESENTED IN THE COMPANY'S 1997 ANNUAL REPORT ON FORM 10-KSB.

INTRODUCTORY NOTE

     This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements relate to, but are not limited to, (i) future research plans, expenditures and results, (ii) potential collaborative arrangements, (iii) the potential utility of the Company's proposed products and (iv) the need for, and availability of, additional financing.

     The forward-looking statements included herein are based on current expectations, which involve a number of risks, uncertainties and assumptions regarding the Company's business and technology. These assumptions involve judgments with respect to, among other things, future scientific, economic and competitive conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized and actual results may differ materially. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

     Research and development expenses increased $468,000, to $804,000, in the three months ended June 30, 1998, compared to $336,000 for the same period during 1997. $394,000 of the increase is due to compensation expense related to the cashless exercise of stock options. The balance of the increase is due to nutrition product animal studies. General and administrative expenses decreased $73,000, to $340,000, in the current period, compared to $413,000 for the same period in 1997. The increase is primarily due to lower salary and consulting expenses of approximately $70,000. The Company incurred $73,000 of marketing expenses in the three months ended June 30, 1998, compared to zero during the previous period. Marketing expense is primarily related to salaries and services related to the launch of the Company's nutraceutical products.

     Net loss increased $496,000, to $1,189,000 in the current period, compared to $693,000 for the same period during 1997. $394,000 of the increased loss is related to compensation expense related to the cashless exercise of stock options. The balance of the increase is due to higher marketing and research and development expenses for nutrition products. Net loss per common share increased $0.06 to $0.16, compared to $0.10 for the same period during 1997. The higher loss per share is primarily related to the stock option compensation expense noted above.

     SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

     Research and development expenses increased $524,000, to $1,264,000, in the six months ended June 30, 1998, compared to $740,000 for the same period during 1997. $394,000 of the increase is due to compensation expense related to the cashless exercise of stock options. Nutrition-related expense increased $180,000, but was partially offset by lower salaries for CD-Tagging-TM-. General and administrative expenses increased $50,000, to $804,000, in the current period, compared to $754,000 for the same period in 1997. The increase is due to $100,000 in higher legal spending, partially offset by lower salary and consulting expense. The Company incurred $159,000 of marketing expenses in the six months ended June 30, 1998, compared to zero during the previous period. Marketing expense is primarily related to salaries and services related to the launch of the Company's nutraceutical products, as well as $19,000 for new business development efforts for the Company's gene discovery and antioxidant compound product lines.

     Net loss increased $809,000, to $2,187,000 in the current period, compared to $1,378,000 for the same period during 1997 as the Company built up its research, marketing and administrative efforts. $394,000 of the increased loss is due to compensation expense related to the cashless exercise of stock options. Net loss per common share increased $0.11 to $0.30, compared to $0.19 for the same period during 1997.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception solely through the sales of debt and equity securities. As of June 30, 1998, the Company had working capital of $670,000 which includes $1,047,000 of cash and cash equivalents. Net cash used in operating activities during the six months ended June 30, 1998 was $1,993,000, compared to $1,591,000 for the same period during 1997. The increase in cash used was primarily related to the net loss from operations as the Company accelerated its research and marketing activities. The Company generated $998,000 of cash in investing activities during the current period, which was primarily related to the sale of maturing short-term investments. This compares to a use of cash of $1,245,000 during the previous period when excess cash was invested in short-term investments.

     On November 6, 1997 the Company entered into agreement with two parties which allows the Company the ability to borrow up to $4.0 million through the issuance of convertible debentures, subject to certain conditions. On November 6, 1997, the Company issued $1.0 million of its debentures which resulted in net proceeds of $947,500 before expenses were deducted. The Company can borrow the remaining $3 million by the issuance of additional debentures only if certain conditions are met, including minimum daily trading volume of its common stock, the existence of an effective registration statement covering the common stock underlying the debentures,
     current listing on the NASDAQ stock market and other conditions.   During
     the first quarter of 1998, all outstanding debentures were converted in 227,222 shares of stock. The Company cannot access the additional facility if it does not maintain listing on the NASDAQ Small Cap Market.

     The Company does not anticipate having significant revenues in the foreseeable future and will be required to raise additional funds to continue operations. There can be no assurance that additional funds will be available.

     On July 14, 1998, Martin Malk was hired to replace Steven Kemper as Chief Financial Officer. Mr. Malk was previously Chief Financial Officer and Chief Administrative Officer of the Hotel Del Coronado and led diligence efforts for the sale of that enterprise, one of the largest of its kind. Mr. Kemper resigned on July 24, 1998, to pursue an opportunity in telecommunications.

     On Monday, August 10, 1998, the Company entered into a letter of intent to acquire the assets of Nutriguard Research, Inc., a nutritional mail-order distribution company located in Encinitas, California. Nutriguard Research, Inc. has been in business for 18 years. The parties have agreed that the purchase price shall be $360,000 payable in a combination of stock and/or a promissory note, the final terms of which shall be negotiated prior to closing, anticipated to be within thirty to forty-five days. The Company intends to expand Nutriguard's existing marketing programs, customer base and revenues.

     Mark F. McCarty, the president of Nutriguard Research, Inc., has joined Vyrex. Mr. McCarty is considered a leading theoreticians in the area of nutraceuticals and functional foods, having published over 70 authoritative papers and been awarded four patents. Mr. McCarty will continue his involvement with expansion of the Nutriguard business in addition to playing an important role with Dr. Hendler in developing Vyrex's proprietary nutraceutical product lines.

     On June 16, 1998, the Company received notification from the NASDAQ Stock Market, Inc. that it did not meet the requirements for current listing on the NASDAQ SmallCap Market. The Company submitted documents to NASDAQ on June 30, 1998, including a plan to meet and continue to meet SmallCap listing requirements. On July, 7, 1998, the Company received notice from NASDAQ that the Company would be subject to delisting on July 14, 1998. On July 10, 1998, the Company requested a hearing before the NASDAQ Listing Qualifications Panel. On July 20, 1998, NASDAQ stayed its decision regarding the Company's ability to meet listing requirements and scheduled a review hearing on August 21, 1998. On August 5, 1998, the Company notified NASDAQ that it would appear on August 21, 1998, and present additional documentation intended to demonstrate its continuing compliance with NASDAQ SmallCap Market listing requirements.


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

     Not applicable


ITEM 5.   OTHER INFORMATION

     Not applicable


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.


                                     SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           VYREX CORPORATION
                                           Registrant


                                           By:  /s/ MARTIN MALK
                                                ------------------------------
                                                Martin Malk,
                                                Chief Financial Officer
                                                (Principal Financial Officer)