Form 10-Q
period 1998-09-30
VYREX CORP
filed 1998-11-13
CIK 933972

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON D.C. 20549

                                     FORM 10-QSB

/ X / Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period ended SEPTEMBER 30, 1998

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

As of September 30, 1998, there are 7,423,455 shares of common stock outstanding and warrants to purchase 1,256,701 shares of common stock outstanding.

Transitional Small Business Disclosure Format

Yes            No   X
     ---           ---

                                  VYREX CORPORATION
                                INDEX TO FORM 10-QSB



PART I FINANCIAL INFORMATION                                    PAGE NUMBER
     Item 1 - Financial Statements
                Balance Sheets                                        3
                Statements of Operations                              4
                Statements of Cash Flows                              5
                Notes to Financial Statements                         6

     Item 2 - Management's Discussion and                             7
              Analysis of Financial Condition
              And Results of Operations

PART II OTHER INFORMATION                                             9

     Item 1 - Legal Proceedings                                       9

     Item 2 - Changes in Securities                                   9

     Item 3 - Defaults upon Senior Securities                         9

     Item 4 - Submission of Matters to a Vote of
              Security Holders                                        9

     Item 5 - Other Information                                       9

     Item 6 - Exhibits and Reports on Form 8-K                        9

Signatures                                                            9


                           PART I  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 VYREX CORPORATION
                          (a development stage enterprise)

                                   Balance Sheets

                                                 SEPTEMBER 30,   DECEMBER 31,
                                                     1998            1997
                                                 ----------------------------
                                                  (Unaudited)        Note
ASSETS
Current assets:
  Cash and cash equivalents                      $   375,064     $2,041,339
  Short-term investments                                   -        999,227
  Accounts receivable                                      -        100,000
  Interest receivable                                  1,615         14,348
  Prepaid assets                                      32,978         17,341
                                                 ----------------------------
Total current assets                                 409,657      3,172,255

Furniture and equipment costs, net of
  accumulated depreciation
  of $106,720 in 1998 and $71,495 in 1997            102,876        105,810

Notes receivable from related party                   39,636         49,506

Debt issuance cost                                         -        119,147

Patents, trademarks and copyrights, net of
  accumulated amortization of $30,635 in
  1998 and $24,449 in 1997                           109,584        115,770
                                                 ----------------------------
Total assets                                      $  661,753     $3,562,488
                                                 ----------------------------
                                                 ----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities       $   244,109    $   627,583
  Deferred revenue                                         -        100,000
                                                 ----------------------------
Total current liabilities                            244,109        727,583

Convertible debentures, net, including
 accrued interest                                          -        950,278
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value; 10,000,000
     shares authorized; none issued                        -              -
  Common stock, $.001 par value; 50,000,000
     shares authorized;  7,423,455 issued and
     outstanding in 1998, and 7,121,409 issued
     and outstanding at December 31, 1997              7,423          7,121
  Additional paid-in capital                      11,645,898     10,402,159
  Deficit accumulated during the development
   stage                                         (11,235,677)    (8,524,653)
                                                 ----------------------------
Total stockholders' equity                           417,644      1,884,627
                                                 ----------------------------
Total liabilities and stockholders' equity        $  661,753     $3,562,488
                                                 ----------------------------
                                                 ----------------------------

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
SEE ACCOMPANYING NOTES.

                                 VYREX CORPORATION
                          (a development stage enterprise)

                              Statements of Operations
                                    (Unaudited)


                                                                                                                          FROM
                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED                INCEPTION
                                                     SEPTEMBER 30,                         SEPTEMBER 30,              (01/02/1991)
                                                1998              1997               1998              1997             TO DATE
                                         -----------------------------------------------------------------------------------------
Revenue and licensing
  agreement                               $          1,600  $              -    $        1,600    $           -     $      311,600

Operating expenses:
  Research and development                         311,686           465,387         1,575,513         1,307,329         5,916,223
  Marketing and selling                             32,881           113,492           191,523           113,492           413,094
  General and administrative                       188,754           279,062           992,721           931,353         4,294,144
                                         -----------------------------------------------------------------------------------------
Total operating expenses                           533,321           857,941         2,759,757         2,352,174        10,623,461
                                         -----------------------------------------------------------------------------------------
Loss from operations                              (531,721)         (857,941)       (2,758,157)       (2,352,174)      (10,311,861)

Other income (expense):
  Interest income                                    7,811            45,884            63,463           162,576           461,921
  Interest expense                                       -                 -           (16,330)                -           (35,837)
  Charge from issuance of
    stock options for arranging
    bridge financing costs                               -                 -                 -                 -        (1,349,900)
                                         -----------------------------------------------------------------------------------------
Total other income (expense)                         7,811            45,884            47,133           162,576          (923,816)
                                         -----------------------------------------------------------------------------------------
Net loss                                 $        (523,910) $       (812,057)  $    (2,711,024)  $    (2,189,598) $    (11,235,677)
                                         -----------------------------------------------------------------------------------------
                                         -----------------------------------------------------------------------------------------
Net loss per common share -
  basic and diluted                      $           (0.07) $          (0.11)  $         (0.37)  $         (0.31) $          (1.78)
                                         -----------------------------------------------------------------------------------------
                                         -----------------------------------------------------------------------------------------
Shares used in per share
  computations                                   7,423,455         7,121,290         7,334,887         7,121,246         6,301,605
                                         -----------------------------------------------------------------------------------------
                                         -----------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES.

                                  VYREX CORPORATION
                           (a development stage enterprise)

                               Statements of Cash Flows
                                      (Unaudited)


                                                                        NINE MONTHS ENDED SEPTEMBER 30,                CUMULATIVE
                                                                         1998                    1997                FROM INCEPTION
                                                                -------------------------------------------------------------------
OPERATING ACTIVITIES
Net Loss                                                        $        (2,711,024)     $       (2,189,598)     $      (11,235,677)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                                              41,411                  18,723                 137,067
  Amortization of debt discount and debt
    issuance cost                                                                 -                       -                  10,466
  Accounts receivable and Interest receivable                               112,734                   1,015                 107,427
  Issuance of compensatory notes, stock and
    stock options                                                           386,401                       -               1,947,453
  Prepaid assets                                                            (15,637)                (32,433)                (32,978)
  Accounts payable, accrued liabilities and deferred revenue               (483,475)               (194,143)                144,112
                                                                -------------------------------------------------------------------
Net cash used in operating activities                                    (2,669,590)             (2,396,436)             (8,922,130)
                                                                -------------------------------------------------------------------
INVESTING ACTIVITIES
Purchases of short-term investments                                               -              (3,499,227)             (8,440,442)
Sale of short-term investments                                            1,025,737               3,446,410               8,467,932
Purchases of property and equipment                                         (32,291)                (35,730)               (209,596)
Patent and trademark costs                                                        -                       -                (133,519)
Other assets, including Notes receivable
  related parties                                                             9,870                 261,627                 (40,332)
                                                                -------------------------------------------------------------------
Net cash provided by (used in) investing activities                       1,003,316                 173,080                (355,957)
                                                                -------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds (repayment) on Notes and
  Debentures, net                                                                 -                       -               1,273,844
Net proceeds from sale and exercise of
  stock options                                                                   -                       -                 950,100
Net proceeds from issuance of common stock                                        -                   1,600               7,429,208
                                                                -------------------------------------------------------------------
Net cash provided by financing activities                                         -                   1,600               9,653,152
                                                                -------------------------------------------------------------------

Net increase (decrease) in cash                                          (1,666,274)             (2,221,756)                375,065

Cash and equivalents, beginning of period                       $         2,041,339      $        3,187,906      $                -
                                                                -------------------------------------------------------------------
Cash and equivalents, end of period                             $           375,065      $          966,150      $          375,065
                                                                -------------------------------------------------------------------
                                                                -------------------------------------------------------------------

SEE ACCOMPANYING NOTES

                                 VYREX CORPORATION
                          (A Development Stage Enterprise)

                           Notes To Financial Statements
                                 September 30, 1998
                                    (unaudited)

NOTE 1.  BASIS OF PRESENTATION

        The accompanying financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of the financial position as of September 30, 1998, and the results of operations for the three- month and nine-month periods ended September 30, 1998. The results of operations for the periods ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in Vyrex's Form 10-K SB for the year ended December 31, 1997.

NOTE 2.  DEBENTURES

        On November 6, 1997, the Company entered into two securities purchase agreements (the "Debenture Agreements") with two investors (the "Debenture Holders") and pursuant thereto, the Company issued each Debenture Holder a debenture in the amount of $500,000 (the "Debentures"). Each Debenture accrues interest at 6%, is convertible and or due November 15, 2000. All outstanding debentures were converted into 227,222 shares of stock during the first quarter of 1998.

        Pursuant to the securities purchase agreements, the purchasers of the Debentures had agreed to each purchase an additional $1,500,000 of Debentures ("Additional Debentures") in multiple tranches during the 21 months following the effective date of the registration statement, which was January 26, 1998, subject to certain conditions, including minimum trading volume, the existence of an effective registration statement, a current NASDAQ listing and other conditions. The Company was notified that it has been delisted from the NASDAQ Stock Market, Inc., effective with the close of business October 21, 1998.


NOTE 3.  DEVELOPMENT STAGE ENTERPRISE AND LIQUIDITY

        From inception (January 2, 1991) through September 30, 1998, the Company has not generated operating revenues, is classified as a development stage enterprise and has incurred losses aggregating $11,236,000.

        As of September 30, 1998, the Company had working capital of $166,000, which will enable the Company to fund its planned operations into the fourth quarter of calendar 1998. As disclosed in Note 2 above, the Company was delisted from the NASDAQ Stock Market, Inc., effective with the close of business October 21, 1998. The Company is listed on the Over-The-Counter Bulletin Board under the symbols VYRX and VYRXW. Accordingly, additional capital will be required to continue operations beyond the fourth quarter. Management is actively pursuing various financing alternatives to adequately fund operations through 1999.
        Over the longer term, successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations, is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenues adequate to support the Company's cost structure.

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

RESULTS OF OPERATIONS

        THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

        Research and development expenses decreased $154,000, to $312,000, in the three months ended September 30, 1998, compared to $465,000 for the same period during 1997. The decrease is attributable to reductions in payroll and laboratory expenses following completion of certain studies in the second quarter. General and administrative expenses decreased $90,000, to $189,000, in the current period, compared to $279,000 for the same period in 1997. The reduction is attributable to lower consulting, salary and administrative expenses. Marketing expenses decreased $81,000 to $33,000 in the three months ended September 30, 1998, compared to $113,000 for the three months ended September 30, 1997. Reductions in consulting fees and public relations expenses accounted for the expense reduction.

        Net loss decreased $288,000, to $524,000 in the current period, compared to $812,000 for the same period during 1997. Lower payroll, consulting and administration expenses make up the bulk of the expense savings. Net loss per common share decreased $0.04 to $0.07, compared to $0.11 for the same period during 1997.

        NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

        Research and development expenses increased $269,000, to $1,576,000, in the nine months ended September 30, 1998, compared to $1,307,000 for the same period during 1997. A significant part of the increase in expenses was for payroll and consulting fees. The increase was reduced by expense savings of $154,000 for the three months ended September 30, 1998, the details of which are explained above. General and administrative expenses increased $61,000 to $992,000 for the first nine months of this year, compared to $931,000 for the same period during 1997. The additional expenses, which were offset by expense savings of $90,000 for the three months ended September 30, 1998, consisted primarily of payroll costs and legal costs for patents. Marketing expense increased $78,000 to $192,000 for the nine months ended September 30, 1998, compared to $113,000 for the same period in 1997. Marketing expenses consist mainly of payroll expense. The increase in marketing expense was reduced by a savings of $81,000 in the three months ended September 30, 1998.

        Net loss increased $521,000 to $2,711,000 in the nine months ended September 30, 1998, compared to $2,352,000 for the same period in 1997. Net loss per common share increased $0.06 to $0.37 compared to $0.31 for the same period in 1997.


LIQUIDITY AND CAPITAL RESOURCES

        The company has financed its operations since inception solely through
        the sales of debt and equity securities.   As of September 30, 1998,
        the Company had working capital of $166,000 which includes $375,000 of cash and equivalents which will enable the company to fund its operations through December 31, 1998. Net cash used in operating activities during the nine months ended September 30, 1998, was $2,670,000 compared to $2,396,000 for the same period during 1997. The net increase in cash used for the nine months ended September 30, 1998, of $274,000 consists of an increase in cash used for the first six months of the year of $402,000 and a reduction in cash used for the third quarter of 1998 of $128,000.

        On November 6, 1997 the Company entered into agreement with two parties which allows the Company the ability to borrow up to $4.0 million through the issuance of convertible debentures, subject to certain conditions. On November 6, 1997, the Company issued $1.0 million of its debentures which resulted in net proceeds of $947,500 after expenses were deducted. The remaining $3 million is no longer available to the Company as one of the provisions in the term sheet required that the Company be listed on the NASDAQ stock market. During the first quarter of 1998, all outstanding debentures were converted into 227,222 shares of stock.

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

        Not applicable

ITEM 5. OTHER INFORMATION

        Not applicable


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        The Company did not file any reports on Form 8-K during the three months ended September 30, 1998.




                                     SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VYREX CORPORATION
                                        Registrant


                                        By:  /s/ MARTIN MALK/
                                             --------------------------------
                                             Martin Malk,
                                             Chief Financial Officer
                                             (Principal Financial Officer)