Form 10KSB40
period 1998-12-31
VYREX CORP
filed 1999-04-07
CIK 933972

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON D.C. 20549

                                    FORM 10-K SB

/ X /     Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

                    For the Fiscal Year ended DECEMBER 31, 1998

/_ /      Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from ________ to ________.

Commission file number: 000-27866
                                 VYREX CORPORATION
            (Name of small business issuer as specified in its charter)

                 NEVADA                             88-0271109
     (State or other jurisdiction of              (IRS Employer
      corporation or organization)               Identification No.)

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

State issuer's revenues for its most recent year: $0.00.

State the aggregate market value of the voting and non-voting common equity held by non affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock equity, as of a date within the past 60 days: $3,148,669 as of March 30, 1999

State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date:

Common Stock - 7,423,455 as of March 30, 1999     Warrants to purchase common
stock - 1,156,701 as of March 30, 1999.

                        DOCUMENTS INCORPORATED BY REFERENCE

The issuer's definitive Proxy Statement for its Annual Meeting of Shareholders to be submitted to the commission on or before April 30, 1998 **

Transitional Small Business Disclosure Format

Yes            No   X
     -----        -----

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

                                   THE COMPANY

     Vyrex Corporation is a research and development stage company seeking to discover and develop pharmaceuticals and nutraceuticals for the treatment and prevention of respiratory, cardiovascular and neurodegenerative diseases and conditions associated with aging. The Company's current research is focused on targeted antioxidant therapeutics for respiratory, neurological and cardiovascular diseases and the development of nutraceuticals for the dietary support of certain age-related conditions. The Company is also developing a proprietary CD-Tagging-TM- gene and protein discovery technology in an effort to help accelerate its pharmaceutical and nutraceutical research programs.

     ANTIOXIDANT DRUG PROGRAM. In the Company's opinion, Vantox-Registered Trademark- is currently its lead drug candidate. The Company's research with Vantox-Registered Trademark- indicates it may have usefulness in the treatment of asthma, ARDS, cystic fibrosis, oxygen toxicity, smoke inhalation and other respiratory diseases and conditions. Vantox-Registered Trademark-is an inhaled antioxidant intended to be used in vapor form. The Company believes certain mechanisms in the inflammatory cascade which lead to tissue damage may be mediated by free radicals. Free radicals are a by-product of oxidation, which can be damaging at high levels. Vantox-Registered Trademark-has been shown in laboratory tests to be a free radical scavenger, or "antioxidant". The Company has demonstrated Vantox-Registered Trademark-'s effects in preventing and treating oxidative lung damage in three different animal models. The models evaluated protection from lung damage induced by oxygen, paraquat and ozone. Vantox-Registered Trademark- showed protective effects in all three models. Based on this data and growing evidence that oxidative stress and inflammation may be central to the pathogenesis of asthma and other respiratory conditions, the Company believes Vantox-Registered Trademark- is an appropriate drug candidate to take forward into clinical trials. Before initiating Phase I clinical trials, the Company must complete toxicology and pharmacokinetic studies and submit an Investigational New Drug (IND) application with the U.S. Food and Drug Administration. Due to the expense of completing pre-clinical trials and conducting clinical trials, the Company is currently seeking a joint venture with a pharmaceutical company to assist in funding clinical development. In May of 1998 the Company commenced its marketing effort with a number of pharmaceutical companies. Preliminary pre-clinical data was provided to several of these companies, pursuant to confidentiality and non-disclosure agreements. The company is awaiting final review of its data by these potential collaborators. There can be no assurance the Company will be successful in funding the further development of Vantox-Registered Trademark-, or that pre-clinical trials will be completed, or that clinical trials will be initiated, or if they are initiated that the trials will be completed and the Company's claims confirmed. Even if confirmed there is no assurance that it will result in the production or marketing a drug. The Company holds two patents in connection with Vantox-Registered Trademark-.

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

     Panavir-Registered Trademark- is an antioxidant drug candidate the Company believes may inhibit HIV proliferation and may target the events leading to the slow progressive deterioration of the immune system. The Company believes Panavir-Registered Trademark- directly inhibits HIV-1 in part by interfering with the attachment of the virus to cells and also by inhibiting the syncytia-inducing strains of HIV-1. Many scientists today believe the most pathogenic strains of HIV-1 are those that lead to the formation of multinucleated giant cells called syncytia. Panavir-Registered Trademark- may also prevent activation of HIV-1 in latently and chronically infected cells, which is an activity not shown by the approved reverse transcriptase inhibitors or protease inhibitors. The Company believes the inhibition of viral activation in latently infected cells may be one of the most desirable attributes of an anti-HIV/AIDS drug.

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

     In May of 1992, the Company received an Investigational New Drug allowance from the FDA for a Phase I/II human clinical trial using Panavir-Registered Trademark- to treat patients infected with the HIV virus. This phase of the Panavir-Registered Trademark- study began in July of 1992 and was completed in October of 1995. This trial examined safety, bioavailability and pharmacokinetics in a small group of patients. Results indicated that Panavir-Registered Trademark- was well tolerated and achieved targeted serum levels. CD4 counts, which normally decline in untreated AIDS patients, were stabilized, but did not show a significant increase. During 1996 and 1997, the Company synthesized new Panavir-Registered Trademark-analogs and prodrugs in an effort to improve bioavailability and the Company's proprietary position. These compounds have undergone initial pharmacologic testing and have exhibited antioxidant activity, but will require additional testing. During 1998, the Company focused on seeking a collaborative partner or partners to continue its development and clinical program involving Panavir-Registered Trademark-

     Ultimately, further trials will be required involving the treatment of at least several hundred patients with Panavir-Registered Trademark- alone, or in combination with approved drugs. There can be no assurance that funding will be secured or such tests will be undertaken or completed, or that any form of Panavir-Registered Trademark- will be developed as a marketable product.

     The Company entered into an agreement with the Immune Response Corporation in 1997, to search for treatments for spinal cord and other central nervous system trauma. In June 1998 the companies agreed to amend their collaboration to include research and development of certain proprietary Vyrex compounds as potential treatments for spinal cord and central nervous system trauma. During the remainder of 1998 the companies initiated a development program to explore potential therapeutic indications of the compounds. Based on the results achieved thus far, the companies are seeking a pharmaceutical partner and / or outside financing for further development and commercialization of the compounds.

     NUTRACEUTICALS. The nutraceutical market includes nutritional supplements and foods, which may deliver health benefits beyond basic nutrition. Consumer research seems to indicate consumers may seek out nutritional supplements provided they are backed by reliable science, and that many consumers prefer to receive their health benefits through foods rather than through pills. There are a large number of companies competing in the market to provide nutraceuticals to consumers. The Company's research programs are currently being directed at developing proprietary formulas of nutritional supplements targeted at consumer health concerns and the development of proprietary supplements (Pronutrients-TM-) which may be marketed as single line supplements, in multi-formulations and in foods. The Company currently has a pipeline of proprietary nutraceutical compounds in varying stages of development.

     During 1997 the Company entered into an agreement with Retired Persons Services, Inc. (RPS), which administers the AARP Pharmacy Service, to design and market four nutritional supplement products. The proposed products are intended to provide for the dietary support of the heart, the prostate, bones, joints and immunity/vitality. The Company has completed pilot production of these potential products contract manufacturers and has also initiated stability and safety studies. The Company has agreed to license these initial four formulas to RPS and allow RPS to manufacture and market the products. Pursuant to its agreement with RPS the Company is to receive a royalty from RPS based upon a percentage of RPS' sales of the products. The Company has granted RPS exclusive rights to market these potential products in the U.S. All products were launched for national distribution by RPS in January 1999 and were featured in the AARP Pharmacy Service catalogue, which was mailed to all catalogue subscribers in late January. In addition the products are being marketed through inclusion on the AARP Pharmacy

Service internet web site. Pursuant to the agreement between Vyrex and RPS, the Company is to be provided reports for purposes of royalty accounting on a quarterly basis. The Company is entitled to a royalty in the amount of 15% of gross product sales. There can be no assurance that a market will develop for the products or that any products will be sold and produce revenue for the Company

     In early 1998 the Company entered into an agreement with Uncle Ben's, Inc. to jointly develop "Wellness Foods". Wellness foods are proposed foods designed to offer health benefits beyond basic nutrition. Pursuant to an Agreement with Uncle Ben's several steps were completed in 1998, including investigation of regulatory issues, prosecution of the Company's patent
position and certain animal studies.   There can be no assurance the
development efforts will be successful, that the parties will proceed to a definitive agreement, or if they are, that any products will be produced or achieve acceptance or generate revenues.

     GENE DISCOVERY. A major goal of recent pharmaceutical research is to decipher the human genome. With the gene databases rapidly filling, the Company and others believe the next step is not only to discover the genes but also to discover the genes' functions. The Company acquired an exclusive worldwide license to a gene research method, called CD-Tagging-TM-. CD-Tagging-TM- is a proprietary functional genomics and proteomics technology that incorporates hereditary tags into genes, transcripts and proteins via recombinational events at the DNA level. CD-Tagging-TM- can be used to analyze known genes and gene products (proteins) and to identify and characterize new genes and gene products. The Company believes CD-Tagging-TM-may provide advantages over current methods by which genes and proteins are discovered and characterized. These advantages may include identification and analysis of genes and proteins in their natural cellular and/or organismal environments, direct purification of tagged proteins from tagged cells by immunoaffinity methods, direct amplification of tagged proteins from tagged cells, and assessment of gene function via modulation of gene expression in vivo. Due to capital constraints the Company reduced its research and development for CD Tagging activities in the second half of 1998. The Company is currently reviewing several options regarding its genomics program, including seeking a collaborative partnership to undertake continuing research and development. The Company may be unable to continue its genomics program without a collaborative partnership or additional funding, for which there is no assurance.

RESEARCH COLLABORATIONS AND LICENSING AGREEMENTS

     As part of its strategy for developing and commercializing certain potential products the Company has entered into research collaborations and licensing agreements. There can be no assurance the Company will enter into additional collaborative, license or similar agreements, or that its existing agreements will result in development or successful commercialization of any potential product. Some of the agreements that the Company has entered into are summarized below:

     JONATHAN W. JARVIK, PH.D. In January, 1996, the Company entered into license agreements with Jonathan W. Jarvik, Ph.D. ( Jarvik Agreement ) pursuant to which Dr. Jarvik granted the Company a 99 year exclusive world-wide license to develop and market certain technology, processes and potential products relating to gene research methods discovered by Dr. Jarvik called CD-Tagging -TM- and epitope tagging. Dr. Jarvik presently has had a patent issued on the CD-Tagging-TM- technology and universal epitope technology. The Company is responsible for all costs and expenses in connection with obtaining patent protection and with the future development of the licensed technology. Pursuant to the agreement, Dr. Jarvik will receive royalties in the amount of 4% of the gross proceeds received from the sale by Vyrex of certain defined products developed by CD-Tagging-TM- and universal epitope technology not including sales by sublicensees. Dr. Jarvik shall also receive royalties in an amount equal to the lesser of: 7% of the gross proceeds received by each sublicensee from products developed with the sublicensed technology; or 50% of any royalty received by Vyrex from each sublicensee. In addition, Dr. Jarvik shall receive 20% of any sublicense fees received by Vyrex. Dr. Jarvik also is entitled to an annual maintenance fee in the amount of $35,000 less all other compensation paid to Dr. Jarvik as salary or similar compensation. The License Agreement may be terminated by Dr. Jarvik or converted to a non-exclusive license in the event Vyrex fails
to comply with certain obligations under the Agreement.   Dr. Jarvik's
employment status was converted to a consultant relationship in January of 1998, which consultancy terminated later in the year.

     DUSAN MILJKOVIC, PH.D. In October 1997, the Company entered into a License Agreement with Dusan Miljkovic, Ph.D. ("Miljkovic Agreement") pursuant to which Dr. Miljkovic granted the Company an exclusive worldwide license to develop, manufacture and sell certain proprietary nutraceutical compositions. Dr. Miljkovic originally filed a provisional patent application covering the compounds, and subsequently filed a United States patent application. Pursuant to the agreement, the Company is responsible for all costs and expenses in connection with obtaining patent protection. In the case of licensed products sold as bulk compounds or stand-alone supplements, Dr. Miljkovic will receive royalties in the amount of 2.5% of gross proceeds up to $1 million; 1.75% of gross proceeds of between $1.0 million and $5.0 million and 1% of gross proceeds in excess of $5 million. In the case of licensed products sold as a component of a supplement formulation, Dr. Miljkovic will receive royalties according to the preceding schedule based on 34% of gross revenues. The License Agreement may be terminated by Dr. Miljkovic or the Company under certain circumstances. During 1998 the Company continued development of the compounds licensed from Dr. Miljkovic. The Company was recently notified that the claims set forth in Dr. Miljovic's United States and PCT patent applications will be allowed.

     THE IMMUNE RESPONSE CORPORATION. During 1997 the Company entered into an agreement with The Immune Response Corporation to search for treatments for spinal cord and other central nervous system trauma. The Immune Response Corporation is a Carlsbad, California-based biopharmaceutical company involved with research in T-cell therapy, molecular biology and gene therapy. The collaboration is focusing on an effort to discover proteins and small molecules, which may lead to the development of drugs for the treatment of central and peripheral nervous system injury. The companies have agreed to share equally the ownership of potential proprietary discoveries within the scope of the collaboration. In 1998 the companies agreed to amend their collaboration to include research and development of certain proprietary Vyrex compounds. The companies are seeking a pharmaceutical partner and / outside financing for development and commercialization of technology arising from the collaboration.

     UNCLE BEN'S, INCORPORATED. On January 22, 1998, the Company entered into an exclusive development agreement with Uncle Ben's, Incorporated to develop wellness foods for human and animal consumption. In early 1998 the Company entered into an agreement with Uncle Ben's, Inc. to jointly develop "Wellness Foods". Wellness foods are proposed foods designed to offer health benefits beyond basic nutrition. Pursuant to an Agreement with Uncle Ben's several steps were completed in 1998, including investigation of regulatory issues, prosecution of the Company's patent position and certain animal studies. There can be no assurance the development efforts will be successful, that the parties will proceed to a definitive agreement, or if they are, that any products will be produced or achieve acceptance or generate revenues.

PATENTS AND PROPRIETARY TECHNOLOGY

     A United States Patent was issued in 1991 for methods of inhibiting viral and retroviral infections via the use of various antioxidants corresponding to the formulae set forth in the subject patent. The patent has been assigned to the Company and describes the primary proprietary technology underlying the Company's proposed Panavir-Registered Trademark- products.

     A United States Patent was issued in 1992 for methods of inhibiting viral and retroviral replication and for treating viral and retroviral infections via the administration of compositions containing tocopherol, or a tocopherol derivative, or a pharmaceutically effective product thereof. The Company is one of two assignees of this patent, with Biodor U.S. Holding.

     A United States Patent was issued in 1994 directed to certain preparations and methods for dilipidation of skin or hair through the use of cyclodextrin and cyclodextrin derivative preparations such as hydroxypropyl cyclodextrin. This patent also is directed to cerumen removal methods involving introduction of cyclodextrin preparations to the ear canal, resulting in the removal of ear wax and related substances. This patent has been assigned to the Company. This patent describes the proprietary technology of the Company underlying its proposed Cerex-Registered Trademark-products.

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

     A United States Patent was issued in 1995 directed to certain methods for delipidation of skin or hair through the use of cyclodextrin and cyclodextrin derivative preparations such as hydroxypropyl cyclodextrin. This patent is also directed to cerumen removal methods involving introduction of cyclodextrins to the ear canal resulting in the removal of ear wax and related substances. This patent has been assigned to the Company. This patent describes the proprietary technology of the Company underlying its proposed Cerex-Registered Trademark-products.

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

     A United States Patent was issued in 1996 directed to a certain delivery formulation for Probucol, related to the Company's Panavir-Registered Trademark-product.

     A United States Patent was issued in 1997 directed to a certain method for producing tagged genes, transcripts and proteins related to the Company's CD-Tagging-TM- technology.

     A United States Patent was issued in 1998 directed to the use of cyclodextrins to complex urushiols to protect against and to treat irritation arising from exposure to urushiols. This patent has been assigned to the Company and relates to the proposed Vyderm-TM- products.

     A United States Patent was issued in 1999 relating to compounds, compositions, uses and methods for inhibiting viral and retroviral replication and for treating viral and retroviral infections via the administration of various compounds, including antioxidants. This patent has been assigned to the Company and relates to the proposed Panavir-Registered Trademark- products.

     The Company has patent applications pending in the United States and there have been foreign counterparts filed for certain of the Company's-TM-patent applications. One of the U.S. patent applications and certain foreign patent filings are jointly owned by the Company and Biodor U.S. Holding. Pursuant to the Jarvik Agreement the Company is also responsible for processing the patent application pending in the name of Dr. Jarvik regarding a CD Tagging-TM- method. The Company has filed U.S. and foreign patent applications in the name of Dr. Jarvik covering the universal epitope technology. Pursuant to the Jarvik License Agreement, the Company is responsible for fees and costs associated with the patent applications covering the universal epitope technology.

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

     Although the Company intends to seek patent protection for its proprietary technology and potential products in the United States and in foreign countries, the patent positions of biotechnology and pharmaceutical firms, including the Company, are generally uncertain and involve complex legal and factual questions. Consequently, the Company does not know whether any of the patent applications pending, or the unfiled patent applications which it is considering will result in the issuance of any patents, whether the patents which it owns will provide significant proprietary protection, or whether they will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents issue, and publication of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months, at the time of filing a patent application or during the research phase prior to application the Company can not be certain it will be deemed the first creator of inventions covered by any future patent applications or that it will be deemed the first to file patent applications for such inventions. There can be no assurance all United States or foreign patents that may pose a risk of infringement can or will be identified. If the Company is unable to obtain a license(s) where it may have infringed on other patents, it could encounter delays in product market introductions while it attempts to design around such intellectual property rights, or could find that the development, manufacture or sale of potential products requiring such licenses could be prevented. In addition, the Company could incur substantial costs in defending against suits brought against it in connection with such intellectual property rights or prosecuting suits which the Company may bring against other parties to protect its intellectual property rights. Competitors or potential competitors may have filed applications for, or have received patents and may obtain additional patents and proprietay rights relating to, compounds or processes competitive with those of the Company. See "Business ) Competition."

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

TRADEMARKS

     The Company owns trademarks registered with the United States Patent and Trademark Office (USPTO) for the names Panavir-Registered Trademark- , Vantox-Registered Trademark-, and its logo in connection with the name Vyrex. Additionally the company is prosecuting a number of trademarks in connection with its nutraceutical and genomics programs. Federally registered trademarks have a perpetual life, as long as they are renewed on a timely basis, subject to the rights of third parties to seek cancellation of the marks. The Company has filed other trademark applications, may claim common law trade name rights as to other potential products, and anticipates filing additional trademark applications in the future.

EMPLOYEES

     On December 31, 1998, the Company employed ten individuals, three in executive positions, three in scientific positions and four in administration. In an effort to reduce operating expenses as well as changing its strategy to outlicense its CD-Tagging-TM- and epitope tagging technology the company either eliminated or did not replace certain positions in the Company. None of its employees are currently represented by a union or any other form of collective bargaining unit. The Company may hire an undetermined number of new employees over the next 12 to 24 months, should the Company expand its activties. The Company's success will depend in large part upon its ability to retain its current employees and secure additional employees to continue its research and development activities.

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

     Ongoing compliance with these requirements can require the expenditure of substantial resources. Any failure by the Company, or possible licensees to obtain, or any delay in obtaining required regulatory approvals would adversely affect the planned marketing of the Company's proposed products and the Company's ability to derive product or royalty revenue.

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

EARLY STAGE OF DEVELOPMENT; ABSENCE OF PRODUCTS

     The Company is in the development stage. It has not completed the development of any product and, accordingly, has not begun to generate revenues from operations. Most of the Company's proposed pharmaceutical products will require significant additional research and development, including in the majority of cases extensive preclinical and clinical testing, before the Company will be able to apply for FDA approval. There can be no assurance the Company's research and development efforts will be successful, that any of the Company's potential pharmaceutical products under development will prove to be safe and effective in clinical trials, that the Company will be able to obtain FDA approval for any of its proposed pharmaceutical products, that any such proposed pharmaceutical products can be manufactured at acceptable cost and with appropriate quality, or that any such proposed products, if they do receive regulatory approval, can be successfully marketed. The Company cannot predict when, if ever, it will begin to market any proposed pharmaceutical products which may not occur for a number of years. The Company is also developing nutraceutical products which the Company believes may be sold before any of its proposed pharmaceutical products will be sold. However, as December 31 1998 no nutraceutical products have completed testing or been sold, with the exception that in January 1999 RPS commenced commercial sale of the products under license from Vyrex. There can be no assurance such products will complete testing, achieve consumer acceptance or generate any revenue. There can be no assurance that the Company can successfully complete the product development required to initiate its strategies with regard to nutraceutical products or to successfully market any nutraceutical product.

NO OPERATING REVENUES; ACCUMULATED DEFICIT; EXPECTATION OF FUTURE LOSSES

     The Company has experienced significant operating losses since its inception in 1991. As of December 31, 1998 the Company had a deficit accumulated in the development stage of $11,913,000. The Company expects to incur substantial additional operating losses over the next several years and expects cumulative losses to increase assuming the Company's research and development efforts and clinical trials expand. The Company did not earn significant revenues from operations. The development of the Company's proposed pharmaceutical products will require the commitment of substantial resources to prepare and submit applications to the FDA, and to conduct research, preclinical and clinical trials, and for both its proposed pharmaceutical and nutraceutical products the Company must either establish commercial scale manufacturing processes and facilities or contract for such manufacturing facilities, and to establish additional quality control, regulatory, marketing, sales and administrative capabilities. There can be no assurance the Company will be successful in these endeavors, especially in light of the high failure rate of development stage pharmaceutical and nutrition companies with limited resources. There can be no assurance the Company will not incur substantial and continuing net losses beyond the next several years or that the Company will ever reach profitability. Furthermore, there can be no assurance the Company will apply for or obtain regulatory approvals, enter into arrangements with third parties for product development and commercialization, or successfully market or license any products. To achieve profitable operations, the Company, alone or with others, must successfully identify, develop, manufacture and market its proprietary products or technologies. There can be no assurance the Company will be able to accomplish these tasks. Significant delays in any of these matters could materially adversely impact the Company.

FUTURE CAPITAL REQUIREMENTS; UNCERTAINTY OF ADDITIONAL FUNDING

     Substantial expenditures will be required to enable the Company to conduct existing and planned product research and development, continue the FDA application process, including conducting preclinical studies and clinical trials, and to manufacture and market its proposed products including its proposed nutraceutical products. The Company will need to raise substantial additional funds to support its long-term proposed product development and commercialization programs including its nutraceutical product development programs. The Company has no established bank financing arrangements and it is not anticipated the Company will secure any bank financing in the foreseeable future. Therefore, it is likely the Company will need to seek additional financing through subsequent future public or private sales of its securities, including equity and debt securities. The Company may also seek funding for the development and marketing of its proposed products through strategic alliances and other arrangements with corporate partners. There can be no assurance such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to the Company, if at all. Any such additional financing may result in significant dilution to existing stockholders. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its potential product development and drug and nutraceutical discovery programs, halt operations, or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, potential product candidates or potential products that the Company would not otherwise relinquish. The Company has made a strategic decision to commercialize its existing technologies, and has placed new technology research and development on hold until such time as revenues, if any, from its existing technology generate sufficient cash to warrant additional new research. The Company's future cash position will be affected by results of research and development, pre-clinical studies and clinical trials, nutraceutical product development and marketing costs, relationships with corporate partners, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the regulatory approval process and other factors.

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

DEPENDENCE UPON KEY PERSONNEL

     The Company's success in developing marketable products and achieving a competitive position will depend, in large part, on its ability to attract and retain qualified scientific and management personnel and in particular, to retain Dr. Sheldon S. Hendler. The proprietary technology which has been transferred to the Company was primarily developed by Dr. Hendler. The Company does not currently maintain life insurance on Dr. Hendler, who is the largest stockholder in the Company. The loss of Dr. Hendler or other scientists and management personnel would likely have a material adverse impact on the business and operations of the Company. The shortage of operating cash, together with the short term strategy to commercialize existing technology resulted in a reduction of the workforce during the second half of 1998. In addition, salaries to management and science staff were deferred until such time as the Company has the funds to fund the payroll. As of December 31, 1998 deferred payroll amounted to approximately $113,000.

RELIANCE ON COLLABORATIVE PARTNERS

     The Company has relied in the past on certain established companies interested in its technology to fund a portion of its research and development expenses. In March of 1997 the Company entered into a collaboration with The Immune Response Corporation to utilize the Company's CD-Tagging-TM- technology, along with other technologies, to discover small molecules to develop therapies for spinal cord and other central nervous system traumas. The Company is utilizing laboratory facilities and services at The Immune Response Corporation. The Company has also entered into license agreements with Dr. Jarvik regarding the Company's CD-Tagging-TM- technology. The Company also has license agreements with Dusan Milkjovic Ph.D and RPS. The Company anticipates that it may need to enter into collaborative arrangements with certain parties to further its development of nutraceutical and pharmaceutical products. To date the Company has not entered into any collaborative agreements with regard to the development of its proposed nutraceuticals.

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

PATENTS AND PROPRIETARY RIGHTS

     The Company's success will depend in large part on its ability to obtain patent protection for its proposed products, both in the United States and other countries. The patent position of biotechnology and pharmaceutical companies is highly uncertain and involves complex legal and factual questions. There is no consistent policy regarding the breadth of claims allowed in biotechnology and pharmaceutical patents. The Company currently has eleven (includes CD-Tagging-TM-) patents issued and several patent applications pending in the United States. There have been foreign counterparts of certain of these applications filed in other countries on behalf of the Company. The Company intends to file additional applications as appropriate for patents covering both its proposed products and processes. There can be no assurance patents will issue from any of the pending applications, or for patents that have issued or may be issued, the claims allowed will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance any patents issued to the Company will not be challenged, invalidated or circumvented, or the rights granted thereunder will provide proprietary protection to the Company. In addition, any patents obtained by the Company will be of limited duration. All United States patents issuing from patent applications applied for June 8, 1995 or thereafter will have a term of 20 years from the date of filing. All United States patents in force before June 8, 1995 will have a term of the longer of: (1) 17 years from the date of issuance; or (2) 20 years from the date of filing. All United States patents issuing from patent applications applied for before June 8, 1995 will have a term of the longer of (1) 17 years from the date of issuance; or (2) 20 years from the date of filing. The commercial success of the Company will also depend in part on the Company's neither infringing patents issued to competitors nor breaching the technology licenses upon which the Company's proposed products might be based.

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

DEBT SERVICE AND PENALTIES

     On March 22, 1999, the Company obtained a loan for $100,000 at 10% interest. The Company does not have any revenue to service the debt, and must obtain additional financing to pay the principal and interest on this debt when due. The loan is due and payable on March 22, 2000, and is secured by the general assets of the Company pursuant to applicable provisions of the Uniform Commercial Code. The Company does not have an existing bank line of credit or other form of revolving or renewable credit facility.

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

POSSIBLE DEPRESSIVE EFFECT ON PRICE OF SECURITIES OF FUTURE SALES OF COMMON
STOCK

     Actual sales or the prospect of sales of Common Stock under Rule 144 or otherwise in the future may depress the prices of the Company's securities or any market that may develop, and also make it difficult to sell the Company's securities purchased by investors herein. There are options outstanding both pursuant to the Company's Stock Option Plan and options not pursuant to any plan which are exercisable for up to 1,846,259 shares of Common Stock. The vast majority of all of these options and warrants are currently exercisable. Exercise of any of these warrants or options would result in additional dilution to the purchaser of the shares offered herein, and exercise of any significant amount of these options or warrants will result in substantial additional dilution. Resale of shares acquired upon the exercise of these options may depress the prices of the Company's securities or make them more difficult to sell by the investors herein. The sale or availability for sale of substantial amounts of Common Stock in the public market after this offering could adversely affect the prevailing market prices of the Company's securities and could impair the Company's ability to raise additional capital through the sale of its equity securities.

POSSIBLE ADVERSE EFFECTS OF AUTHORIZATION AND ISSUANCE OF PREFERRED STOCK

     The Company's Board of Directors is authorized to issue up to 10,000,000 shares of preferred stock. The Board of Directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms and privileges with respect to any series of preferred stock. The issuance of any series of preferred stock having rights superior to those of the common stock may result in a decrease in the value or market price of the common stock and could further be used by the Board as a device to prevent a change in control favorable to the Company. Holders of preferred stock to be issued in the future may have the right to receive dividends and certain preferences in liquidation and conversion rights. The issuance of such preferred stock could make the possible takeover of the Company or the removal of management of the Company more difficult, and adversely affect the voting and other rights of the holder of the common stock, or depress the market price of the warrants, Common Stock or IPO Warrants.

DELISTING FROM NASDAQ STOCK MARKET

     The Company was notified that it had been delisted from the NASDAQ SmallCap Market, effective with the close of business October 21, 1998. As of October 22, 1998, the Company's securities commenced trading over the counter under the symbols OTC:BB - VYRX and OTC:BB - VYRXW. As a result, investors may find it more difficult to dispose of, or to obtain accurate quotations as to the value of, the Company's securities.

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

DISCLOSURES RELATING TO LOW PRICED STOCKS; RESTRICTIONS ON RESALE OF LOW PRICE STOCKS AND ON BROKER-DEAL SALE; POSSIBLE ADVERSE EFFECT OF "PENNY STOCK" RULES ON LIQUIDITY FOR THE COMPANY'S SECURITIES

     Since the Company's securities were delisted from the NASDAQ SmallCap Market and the Company has net tangible assets of less than $2,000,000 transactions in the Company's securities are subject to Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000 or $300,000 together with their spouses). For transactions covered by this Rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. Consequently, this Rule may affect the ability of broker-dealers to sell the Company's securities, and may affect the ability of purchasers in this offering to sell any of the securities acquired hereby in the secondary market.

     The Commission has adopted regulations which generally define a "penny stock" to be any non-NASDAQ equity security of a small company that has a market price (as therein defined) less than $5.00 per share, or with an exercise price of less than $5.00 per share subject to certain exceptions, and which is not traded on any exchange or quoted on NASDAQ. For any transaction by broker-dealers involving a penny stock (unless exempt), the rules require delivery, prior to a transaction in a penny stock, of a risk disclosure document relating to the penny stock market. Disclosure is also required to be made about compensation payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in an account and information on the limited market in penny stocks.

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

     In addition, Dr. Sheldon S. Hendler, Chairman of the Board and Chief Executive Officer of the Company owns approximately 41% of the outstanding Common Stock of the Company. As a result thereof Dr. Hendler alone may control or exert overwhelming influence over the Company's operations.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                      PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock began trading on the Over-The-Counter Bulletin Board on October 22 1998 under the symbol "VYRX". The Company's Common Stock Warrants are traded in the over-the-counter market under the symbol "VYRXW." The Company's Units sold as part of the initial public offering were separated into Common Stock and Warrants on May 16, 1996. The over-the-counter market quotations provided reflect inter-dealer prices, without retail mark-ups, mark-down or commission and may not represent actual transactions.
The following table sets forth the range of high and low sales prices for the Common Stock on the Nasdaq Small Capitalization Market for the periods indicated:

                                                   HIGH               LOW
                                                   ----               ---
January 1,  1997      March 30,  1997            $ 12.75             $ 6.00
April 1,  1997        June 30,  1997             $  6.875            $ 6.00
July 1,  1997         September 30,  1997        $  7.625            $ 5.19
October 1,  1997      December 31,  1997         $  7.56             $ 4.875
January 1, 1998       March 30, 1998             $  7.00             $ 5.0625
April 1, 1998         June 30, 1998              $  6.875            $ 3.875
July 1, 1998          September 30, 1998         $  4.25             $ 0.31
October 1, 1998       December 31, 1998          $  1.41             $ 0.16


As of March 29 1999, the Company's Common Stock was held by approximately 600 stockholders of record. The Company has never paid cash dividends and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION

          THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE HEREIN

OVERVIEW

     Since its inception in January 1991, the Company has devoted substantially all of its efforts and resources to research and development related to the study of biological oxidation and antioxidation directed to the development of potential therapeutic products for the treatment of various diseases and conditions. Currently the Company's research focuses mainly on targeted antioxidant therapeutics, nutraceuticals and gene discovery. The Company is a development stage company, has never generated any revenue from product sales and has relied primarily on equity financing, licensing revenues, and various debt instruments for its working capital. The Company has been unprofitable since its inception, and expects to incur substantial additional operating losses over at least the next several years.

     With the ever increasing difficulty of biotechnology companies being able to raise funds in the capital markets, the Company has and is continuing to seek collaborative partners to license its existing technology with a view to raising funding. In addition in line with the short term strategy of seeking to commercialize existing technology and defer research and development activity until such time as the Company has adequate operating funds. During 1998 the Company closed down its research laboratories, scaled back staff in all areas, as well as reducing other operating expenses. The net loss for 1998 amounted to $3,388,000 compared to $3,296,000 in 1997. The 1998 net loss includes $484,000 of non cash charges relating to cashless exercise of stock options and stock options granted to consultants. As of December 31, 1998, the Company's accumulated deficit was approximately $11,913,000.

     The Company's business is subject to significant risks, including the risks inherent in its research and development efforts, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and competition from other biotechnology companies. See "Risk Factors."

YEAR 2000 EXPOSURE

     The Company has determined that it will not need to modify or replace significant portions of its hardware or software so that its computer systems will function properly with respect to the Year 2000 issue. The vendor of the Company's accounting system has confirmed that the software used by the Company is Year 2000 compliant. The other automated systems are used primarily for non-essential word processing and spreadsheet work. The automated systems are supported by a staff member with additional support being provided by an outside consultant. The Company is in the process of verifying that there is no adverse effect on the Company's core business operations due to non-Year 2000 compliance of customers, suppliers, and financial institutions. The Company expects to have any necessary changes implemented by December 31 1999. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. The cost of the Year 2000 initiatives is not expected to exceed $10,000.

RESULTS OF OPERATIONS

     YEARS ENDED DECEMBER 31, 1998 AND 1997

     Royalties of $1,600 were earned in 1998.  No revenues were earned in 1997.

     Research and Development expense decreased $168,000 to $1,779,000 in 1998 compared to $1,947,000 for 1997. The decrease was due to various factors. Firstly Consulting fees decreased by $135,000, and other research and development expenses were down by $276,000. The reduction in consulting fees and other research and development expenses was due to a strategic change in financing strategy related to the Company's CD-Tagging-TM- and epitope tagging projects. The Company is planning to outlicense the technology and is currently in negotiation with a prospective licensee. The Company expects research and development costs to increase if funding can be obtained and the candidate drug and nutrition products proceed towards or commence human clinical trials. These decreases were partially offset by an increase in salary expense of $243,000, due to a cashless exercise of employee stock options resulting in a non cash salary expense of $394,000. Excluding the non-cash exercise, salary expense would have decreased by $151,000.

     Marketing expenses were reduced by $15,000 to $207,000 in 1998 compared to $222,000 for 1997. The decrease arises from a decrease in consulting fees of $50,000 and a decrease in other marketing expenses of $21,000, partially offset by an increase in marketing payroll of $56,000. General and administrative expenses increased $140,000 to $1,444,000 in 1998 compared to $1,304,000 in 1997. The increase in other general and administrative expenses was due to a non-cash patent impairment charge of $107,000 as well as increases in financial related expenses to support increased investor relations, public relations, and fund raising activities.

     Interest income decreased $130,000 to $66,000 in 1998 compared to $196,000 for 1997. The decrease was as a result of lower cash balances. The Company incurred interest expense of $27,000 in 1998 compared to $20,000 in 1997. The increase in interest expense related to the issuance of the Company's convertible debentures in November of 1997. The debentures were converted to equity in March 1998.

     Basic and diluted loss per share was $0.46 per share in both 1998 and 1997. The higher net loss was offset by an increase in the weighted average shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operation since inception through the sale of debt and equity securities. As of December 31, 1998, the Company had a working capital deficit of ($275,000) compared to with working capital of $2,445,000 at December 31, 1997. The decrease in working capital is the result of the Company's operating loss.

     For the twelve months ended December 31, 1998, the Company used $2,975,000 of cash in operating activities, compared to $3,112,000 during 1997. The decrease in cash usage was primarily related to decreases in salaries, consulting fees and other expenses. In addition salaries to management and science staff were deferred until such time as the company has the funds to fund the payroll. As of December 31, 1998 deferred payroll amounted to approximately $113,000.

     The Company generated $999,000 and $1,090,000 of cash in investing activities during 1998 and 1997, primarily from the sale of short term investments. The Company generated $14,000 of cash in financing activities during 1998 compared to $875,000 during 1997. The Company did not raise additional financing in 1998. During 1997, the Company issued $1.0 million in convertible debentures.

     While the Company expects revenues during 1999, it is not anticipated that they will be significant and therefore without additional financing it is uncertain whether the Company can continue as a going concern. The Company is actively pursuing collaborations with potential partners in both the pharmaceutical and nutraceutical divisions with the objective of raising financing to enable the Company to continue operations. As of March 30, 1999 the Company does not have any commitments for financing. On March 22, 1999, the Company obtained a 10% loan for $100,000. The loan is due and payable on March 22, 2000, and is secured by a pledge of the company's assets. It is anticipated that this loan will enable the Company to continue operating until the summer of 1999, at which time it is anticipated that additional funds will have been raised through strategic collaborations, which in turn should allow the Company to generate further revenues. The Company does not have any lease or other commitments, other than a lease on a secondary office which expires on April 30, 1999. The Company does not have an existing bank line of credit or other form of revolving or renewable credit facility. There can be no assurance the company will generate revenue during 1999, or that funds will be available through the public or private markets.

PLAN OF OPERATION

     During the 12 month period following the balance sheet date, the Company intends to focus substantially all of its efforts and resources on research and development related to the study of targeted antioxidant therapeutics, gene discovery and nutraceuticals. Most of these efforts will involve development of its potential products, and the remainder will involve other current projects developed from its ongoing research. During such 12 month period, the Company expects to retain additional staff, and lease additional facilities as the demands of the business requires. The Company will also continue discussions with potential collaborative partners concerning development, manufacture and marketing of anti-oxidant pharmaceutical compounds, epitope tagging, CD-Tagging-TM-, nutraceuticals and possibly other potential products which may include joint ventures and acquisitions.

ITEM 7.   FINANCIAL STATEMENTS

The financial statements of the Company and other information required by this item are set forth herein in a separate section beginning with the Index to the Financial Statements on page F1.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

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

Exhibit 23.1:  Consent of Ernst & Young LLP

                                     SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       VYREX CORPORATION
                                       Registrant


                                       By: /s/ SHELDON S. HENDLER
                                            Sheldon S. Hendler,
                                            President, Chief Executive Officer,
                                            and Chairman of the Board


                                       By: /s/ MARTIN MALK
                                            Martin Malk,
                                            Chief Financial Officer

Date: March 29, 1999

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

       Signature                Title                                Date
       ---------                -----                                ----

/s/ CARL M. LEWIS           General Counsel, Secretary           March 29, 1999
------------------------    and Director
Carl M. Lewis

/s/ JOYCE M. HENDLER        Director                             March 29, 1999
------------------------
Joyce M. Hendler

/s/ DENNIS J. CARLO         Director                             March 29, 1999
------------------------
Dennis J. Carlo

/s/ NOLAN E. PENN           Director                             March 29, 1999
------------------------
Nolan E. Penn

/s/ GREGORY F. GILBERT      Director                             March 29, 1999
------------------------
Gregory F. Gilbert

                                Vyrex Corporation
                        (a development stage enterprise)





                          Index to Financial Statements


Report of Ernst & Young, LLP, Independent Auditors................F-2
Balance Sheets....................................................F-4
Statements of Operations..........................................F-5
Statements of Stockholders' Equity (Net Capital Deficiency).......F-6
Statements of Cash Flows..........................................F-8
Notes to Financial Statements.....................................F-9

               Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Stockholders
Vyrex Corporation

We have audited the accompanying balance sheets of Vyrex Corporation (a development stage enterprise) as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity (net capital deficiency) and cash flows for the years then ended, and for the period from January 2, 1991 (inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from January 2, 1991 (inception) through December 31, 1995, were audited by other auditors whose report dated February 9, 1996 expressed an unqualified opinion on those statements. The financial statements for the period January 2, 1991 (inception) through December 31, 1995 include total revenues and net loss of $310,000 and $3,408,199, respectively. Our opinion on the statements of operations, stockholders' equity (net capital deficiency) and cash flows for the period January 2, 1991 (inception) through December 31, 1995, insofar as it relates to amounts for prior periods through December 31, 1995, is based solely on the report of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Vyrex Corporation (a development stage enterprise) at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended and the period from January 2, 1991 (inception) through December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses, has a working capital deficiency and has a net capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.


                                                               ERNST & YOUNG LLP


San Diego, California
March 15, 1999,
except for Note 10, as to which the date is March 29, 1999

                                Vyrex Corporation
                        (a development stage enterprise)

                                 Balance Sheets

                                                                                      DECEMBER 31
                                                                                 1998             1997
                                                                             ------------     ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                 $     80,007     $  2,041,339
   Short-term investments, available-for-sale                                           -        1,013,575
   Other assets                                                                    24,979          117,341
                                                                             ------------     ------------
Total current assets                                                              104,986        3,172,255

Furniture and equipment, net of accumulated depreciation
   of $107,037 in 1998 and $71,495 in 1997                                         79,903          105,810

Notes receivable from related parties                                              32,117           49,506
Debt issue costs                                                                        -          119,147

Patents, trademarks and copyrights, net of accumulated
   amortization and impairment charges totaling $140,219
   in 1998 and $24,449 in 1997                                                          -          115,770
                                                                             ------------     ------------
Total assets                                                                 $    217,006       $3,562,488
                                                                             ------------     ------------
                                                                             ------------     ------------

LIABILITIES AND STOCHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
   Accounts payable and accrued liabilities                                  $    279,570     $    627,583
   Deferred revenue                                                               100,000          100,000
                                                                             ------------     ------------
Total current liabilities                                                         379,570          727,583

Convertible debentures, net including accrued interest                                  -          950,278

Stockholders' equity (net capital deficiency):
   Preferred stock, $.001 par value; 10,000,000 shares authorized;
     none issued                                                                        -                -
   Common stock, $.001 par value; 50,000,000 shares authorized;
     7,423,455 and 7,121,409 issued and outstanding in 1998 and
     1997, respectively
                                                                                    7,423            7,121
   Additional paid-in capital                                                  11,743,078       10,402,159
   Deficit accumulated during the development stage                           (11,913,065)      (8,524,653)
                                                                             ------------     ------------
Total stockholders' equity (net capital deficiency)                              (162,564)       1,884,627
                                                                             ------------     ------------
Total liabilities and stockholders' equity (net capital deficiency)          $    217,006     $  3,562,488
                                                                             ------------     ------------
                                                                             ------------     ------------

SEE ACCOMPANYING NOTES.

                                Vyrex Corporation
                        (a development stage enterprise)

                            Statements of Operations

                                                                                         CUMULATIVE
                                                      YEARS ENDED DECEMBER 31               FROM
                                                      1998               1997             INCEPTION
                                                   -----------        -----------       ------------
Licensing and royalty revenue                      $     1,600        $         -       $    311,600

Operating expenses:
   Research and development                          1,779,009          1,946,925          6,119,719
   Marketing and selling                               206,523            221,570            428,093
   General and administrative                        1,443,719          1,303,876          4,745,143
                                                   -----------        -----------       ------------
Total operating expenses                             3,429,251          3,472,371         11,292,955
                                                   -----------        -----------       ------------

Loss from operations                                (3,427,651)        (3,472,371)       (10,981,355)

Other income (expense):
   Interest income                                      65,748            196,038            464,206
   Interest expense                                    (26,509)           (19,507)           (46,016)
   Charge from issuance of stock options for
     bridge financing                                        -                  -         (1,349,900)
                                                   -----------        -----------       ------------
Totals other income (expense)                           39,239            176,531           (931,710)
                                                   -----------        -----------       ------------
Net loss                                           $(3,388,412)       $(3,295,840)      $(11,913,065)
                                                   -----------        -----------       ------------
                                                   -----------        -----------       ------------

Net loss per share - basic and diluted             $     (0.46)       $     (0.46)      $      (1.88)
                                                   -----------        -----------       ------------
                                                   -----------        -----------       ------------
Shares used in per share computations                7,357,211          7,121,332          6,342,001
                                                   -----------        -----------       ------------
                                                   -----------        -----------       ------------

SEE ACCOMPANYING NOTES.

                                Vyrex Corporation
                        (a development stage enterprise)

           Statements of Stockholders' Equity (Net Capital Deficiency)

                       From inception to December 31, 1998

                                                                                    COMMON STOCK           ADDITIONAL
                                                                              ------------------------      PAID-IN
                                                                                SHARES         AMOUNT       CAPITAL
                                                                              ---------        -------    -----------
   Issuance (at $.002 per share) for acquisition of technology retroactively reduced for 150,000 shares returned and retired on
     October 1, 1995                                                          3,350,000        $ 3,350    $     3,350
   Issuance (at $.002 per share) for cash                                       500,000            500            500
   Issuance (at $1.00 per share) for cash                                       800,000            800        799,200
   Issuance as compensation (at $1.00 per share)                                 32,500             33         32,467
   Issuance (at $2.00 per share) upon conversion of note payable                100,000            100        199,900
   Issuance (at $3.00 per share) for cash, net of issuance costs of $4,086       33,000             33         94,881
   Net loss                                                                           -              -              -
                                                                              ---------        -------    -----------

Balance at December 31, 1993                                                  4,815,500          4,816      1,130,298
   Issuance (at $3.00 per share) for cash, net of issuance costs of $21,000      99,000             99        275,901
   Issuance (at $3.00 per share) in lieu of finder's fee                          7,000              7         20,993
   Issuance (at $3.00 per share) in lieu of finder's fee                          5,000              5         14,995
   Issuance (at $3.00 per share) for cash, net of issuance costs of $41,844      24,990             25         33,101
   Net loss                                                                           -              -              -
                                                                              ---------        -------    -----------

Balance at December 31, 1994                                                  4,951,490          4,952      1,475,288
   Issuance (at $3.00 per share) for cash, net of issuance costs of $46,976     149,940            150        402,694
   Issuance (at $3.00 per share) in settlement of account payable                 6,041              6         18,117
   Issuance (at par value) as compensation for services related to prior
     issuances of common stock                                                   83,000             83            (83)
   Issuance (at $3.00 per share) as compensation for services related to
     offering                                                                    13,334             13         39,989
   Issuance (at $3.00 per underlying share) of options for 450,000
     shares as compensation for arranging bridge financing                            -              -      1,349,900
   Net loss                                                                           -              -              -
                                                                              ---------        -------    -----------

Balance at December 31, 1995                                                  5,203,805          5,204      3,285,905
   Proceeds from initial public offering (at $6.50 per unit), net of
     issuance costs of $1,135,453                                             1,057,097          1,057      5,734,620
   Sale of option to purchase 300,000 shares at $3.00 per share                       -              -         50,000
   Exercise of stock options (at $3.00 per share) for cash                      300,000            300        899,700
   Conversion of notes payable and related accrued interest (at $3.00
     per share)                                                                  86,015             86        257,959
   Exercise of stock options (at $.00022 per share) for cash                    450,000            450           (350)
   Issuance of units as compensation for legal services (at $4.55 per
     share)                                                                      24,292             24        110,505
   Net loss                                                                           -              -              -
                                                                              ---------        -------    -----------
Balance at December 31, 1996                                                  7,121,209          7,121     10,338,339

                                                                                DEFICIT           TOTAL
                                                                              ACCUMULATED     STOCKHOLDERS'
                                                                              DURING THE       EQUITY (NET
                                                                              DEVELOPMENT        CAPITAL
                                                                                 STAGE         DEFICIENCY)
                                                                              -----------    ------------
   Issuance (at $.002 per share) for acquisition of technology retroactively reduced for 150,000 shares returned and retired on
     October 1, 1995                                                          $         -    $      6,700
   Issuance (at $.002 per share) for cash                                                           1,000
   Issuance (at $1.00 per share) for cash                                               -         800,000
   Issuance as compensation (at $1.00 per share)                                        -          32,500
   Issuance (at $2.00 per share) upon conversion of note payable                        -         200,000
   Issuance (at $3.00 per share) for cash, net of issuance costs of $4,086              -          94,914
   Net loss                                                                    (1,085,932)     (1,085,932)
                                                                              -----------    ------------

Balance at December 31, 1993                                                   (1,085,932)         49,182
   Issuance (at $3.00 per share) for cash, net of issuance costs of $21,000             -         276,000
   Issuance (at $3.00 per share) in lieu of finder's fee                                -          21,000
   Issuance (at $3.00 per share) in lieu of finder's fee                                -          15,000
   Issuance (at $3.00 per share) for cash, net of issuance costs of $41,844             -          33,126
   Net loss                                                                      (467,683)       (467,683)
                                                                              -----------    ------------

Balance at December 31, 1994                                                   (1,553,615)        (73,375)
   Issuance (at $3.00 per share) for cash, net of issuance costs of $46,976             -         402,844
   Issuance (at $3.00 per share) in settlement of account payable                       -          18,123
   Issuance (at par value) as compensation for services related to prior
     issuances of common stock                                                          -               -
   Issuance (at $3.00 per share) as compensation for services related to
     offering                                                                           -          40,002
   Issuance (at $3.00 per underlying share) of options for 450,000
     shares as compensation for arranging bridge financing                              -       1,349,900
   Net loss                                                                    (1,854,584)     (1,854,584)
                                                                              -----------    ------------

Balance at December 31, 1995                                                   (3,408,199)       (117,090)
   Proceeds from initial public offering (at $6.50 per unit), net of
     issuance costs of $1,135,453                                                       -       5,735,677
   Sale of option to purchase 300,000 shares at $3.00 per share                         -          50,000
   Exercise of stock options (at $3.00 per share) for cash                              -         900,000
   Conversion of notes payable and related accrued interest (at $3.00
     per share)                                                                         -         258,045
   Exercise of stock options (at $.00022 per share) for cash                            -             100
   Issuance of units as compensation for legal services (at $4.55 per
     share)                                                                             -         110,529
   Net loss                                                                    (1,820,614)     (1,820,614)
                                                                              -----------    ------------

Balance at December 31, 1996                                                   (5,228,813)      5,116,647

(CONTINUED)
SEE ACCOMPANYING NOTES.

                                                                                    COMMON STOCK           ADDITIONAL
                                                                              ------------------------      PAID-IN
                                                                                SHARES         AMOUNT       CAPITAL
                                                                              ---------        -------    -----------
Balance at December 31, 1996                                                   7,121,209          7,121     10,338,339
   Exercise of warrants, 200 shares at $8.00 per share                               200              -          1,600
   Warrants issued in conjunction with debenture offering                              -              -         62,220
   Net loss                                                                            -              -              -
                                                                               ---------        -------    -----------

Balance at December 31, 1997                                                   7,121,409          7,121     10,402,159
   Issuance of stock as partial consideration for placement of debentures          8,000              8         49,992
   Issuance of stock on conversion of debentures                                 227,222            227        807,414
   Issuance of shares upon cashless exercise of stock options                     66,824             67        396,513
   Issuance of 375,000 stock options for services                                      -              -         87,000
   Net loss                                                                            -              -              -
                                                                               ---------        -------    -----------
Balance at December 31, 1998                                                   7,423,455        $ 7,423    $11,743,078
                                                                               ---------        -------    -----------
                                                                               ---------        -------    -----------


                                                                                DEFICIT           TOTAL
                                                                              ACCUMULATED     STOCKHOLDERS'
                                                                              DURING THE       EQUITY (NET
                                                                              DEVELOPMENT        CAPITAL
                                                                                 STAGE         DEFICIENCY)
                                                                              -----------    ------------
Balance at December 31, 1996                                                   (5,228,813)      5,116,647
   Exercise of warrants, 200 shares at $8.00 per share                                  -           1,600
   Warrants issued in conjunction with debenture offering                               -          62,220
   Net loss                                                                    (3,295,840)     (3,295,840)
                                                                              -----------    ------------
Balance at December 31, 1997                                                   (8,524,653)      1,884,627
   Issuance of stock as partial consideration for placement of debentures               -          50,000
   Issuance of stock on conversion of debentures                                        -         807,641
   Issuance of shares upon cashless exercise of stock options                           -         396,580
   Issuance of 375,000 stock options for services                                       -          87,000
   Net loss                                                                    (3,388,412)     (3,388,412)
                                                                              -----------    ------------
Balance at December 31, 1998                                                 $(11,913,065)   $   (162,564)
                                                                             ------------    ------------
                                                                             ------------    ------------

SEE ACCOMPANYING NOTES.

                                Vyrex Corporation
                        (a development stage enterprise)

                            Statements of Cash Flows

                                                                                             CUMULATIVE
                                                          YEARS ENDED DECEMBER 31,              FROM
                                                          1998               1997             INCEPTION
                                                       -----------        -----------       ------------
OPERATING ACTIVITIES
Net loss                                               $(3,388,412)       $(3,295,840)      $(11,913,065)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation, amortization and impairment               160,602             35,815            266,724
     charges
   Interest receivable                                      17,854             33,631              3,506
   Loss on disposal of fixed assets                          7,366                  -              7,366
   Issuance of compensatory notes, stock and
     stock options                                         483,580                  -          2,044,632
   Other assets                                             92,362            (17,341)            75,021
   Accounts payable and accrued liabilities               (348,013)           122,937            279,574
   Accrued interest on convertible debentures                    -              9,041              9,041
                                                       -----------        -----------       ------------
Net cash used in operating activities                   (2,974,661)        (3,111,757)        (9,227,201)
                                                       -----------        -----------       ------------

INVESTING ACTIVITIES
Purchase of short-term investments                               -         (3,499,227)        (8,440,442)
Sale of short-term investments                           1,025,736          4,393,830          8,467,931
Purchases of furniture and equipment                       (32,290)           (68,655)          (209,595)
Proceeds on sale of fixed assets                             6,000                  -              6,000
Patent, trademark, and copyrights costs                          -                  -           (133,519)
Other assets, including notes receivable from
   related parties                                               -            263,798            (50,202)
                                                       -----------        -----------       ------------
Net cash provided by (used in) investing activities        999,446          1,089,746           (359,827)
                                                       -----------        -----------       ------------

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                       -              1,600          7,429,208
Exercise of stock options and sale of options                    -                  -            950,100
Proceeds from issuance of convertible debentures                 -            873,844            873,844
Proceeds from note payable                                  13,883                  -            413,883
Advances from potential investors                                -                  -            100,000
Repayment of advances                                            -                  -           (100,000)
                                                       -----------        -----------       ------------
Net cash provided by financing activities                   13,883            875,444          9,667,035
                                                       -----------        -----------       ------------

Net increase (decrease) in cash and cash                (1,961,332)        (1,146,567)            80,007
   equivalents

Cash and cash equivalents, beginning of the  period      2,041,339          3,187,906                  -
                                                       -----------        -----------       ------------
Cash and cash equivalents, end of the period           $    80,007        $ 2,041,339       $     80,007
                                                       -----------        -----------       ------------
                                                       -----------        -----------       ------------

SUPPLEMENTAL CASH FLOW INFORMATION
Conversion of notes payable and related accrued
   interest                                            $         -        $         -       $    258,045
                                                       -----------        -----------       ------------
                                                       -----------        -----------       ------------
Issuance of stock as consideration for
   conversion of debentures                            $   857,641        $         -       $    857,641
                                                       -----------        -----------       ------------
                                                       -----------        -----------       ------------
Issuance of stock upon cashless exercise of
   stock option                                        $   396,580        $         -        $   396,580
                                                       -----------        -----------       ------------
                                                       -----------        -----------       ------------
Stock options issued for services                      $    87,000        $         -        $    87,000
                                                       -----------        -----------       ------------
                                                       -----------        -----------       ------------
Warrants issued in connection with convertible
   debentures                                          $         -        $    62,220        $    62,220
                                                       -----------        -----------       ------------
                                                       -----------        -----------       ------------

SEE ACCOMPANYING NOTES.

                                Vyrex Corporation
                        (a development stage enterprise)

                          Notes to Financial Statements

                                December 31, 1998


1. BASIS OF PRESENTATION AND THE COMPANY

BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. As of December 31, 1998, the Company has an accumulated deficit of $11,913,065, net capital deficiency of $162,564 and negative working capital of $272,584. Due to the Company's recurring losses and net capital deficiency, there can be no assurance that the Company will be able to obtain additional operating capital, which may impact the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company is seeking collaborative or other arrangements with larger pharmaceutical and nutraceutical companies, under which such companies would provide additional capital to the Company in exchange for exclusive or non-exclusive licensees or other rights to certain of the technologies and products the Company is developing. Competition for corporate partnering arrangements with major pharmaceutical and nutraceutical companies is intense, with a large number of biopharmaceutical companies attempting to arrive at such arrangements. Accordingly, although the Company is presently engaged in discussions with a number of candidate companies, there can be no assurance that an agreement will arise from these discussions in a timely manner, or at all, or that any agreement that may arise from these discussions will successfully reduce the Company's short-term or long-term funding requirements.

The Company's major activities through December 31, 1998 have been limited to conducting research and development related to its proposed products and raising funds for such activities. These activities have not generated any recurring revenues; accordingly, the Company has been in the development stage since its inception. Successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenue adequate to support the Company's cost structure. There can be no assurance

                                Vyrex Corporation
                        (a development stage enterprise)

                    Notes to Financial Statements (continued)


1. BASIS OF PRESENTATION AND THE COMPANY (CONTINUED)

that the Company will be successful in these areas. To supplement its existing resources, the Company will require additional capital through the sale of debt or equity. There can be no assurance that such capital will be available on favorable terms, or at all, and if additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consists of cash and highly liquid U.S. Government Securities with remaining maturities, when acquired, of three months or less.

SHORT-TERM INVESTMENTS

Short-term investments classified as available-for-sale consist of U.S. Government Securities and are carried at amounts which approximate fair value. As of December 31, 1997, the difference between amortized cost and the estimated fair value of investments was not material. Realized gains and losses and declines in value judged to be other-than temporary, if any, in available-for-sale securities are included in interest income. The cost of securities is based on the specific identification method.

FURNITURE AND EQUIPMENT

Furniture and equipment are stated at cost. Depreciation is provided using the straight- line method over the estimated useful lives of the assets which range from 3 to 5 years.

                                Vyrex Corporation
                        (a development stage enterprise)

                    Notes to Financial Statements (continued)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PATENTS, TRADEMARKS AND COPYRIGHTS

Certain costs of filing for patents, trademarks and copyrights are capitalized as incurred. Such costs are amortized on a straight-line basis over the lesser of their statutory lives or estimated useful lives commencing on the date of issuance.

INTEREST EXPENSE

Interest expense includes the amortization of debt discount and debt issuance cost.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In December 1998, the Company recorded an impairment loss on patents totaling approximately $107,000 due to indicators of impairment resulting from the net capital deficiency. The impairment loss is reflected in general and administrative expenses.

STOCK OPTIONS

Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, establishes the use of the fair value based method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of stock-based compensation determined as of the grant date, and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the implicit value accounting method specified in Accounting Principles Board Opinion No. 25 to account for stock-based compensation. The Company has elected to retain the implicit value based method, and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation to employees and directors of the Company.

Options granted to consultants are valued based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable, and expensed over the term of the consulting agreement.

                                Vyrex Corporation
                        (a development stage enterprise)

                    Notes to Financial Statements (continued)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER SHARE

Net loss per share is computed using the weighted-average number of common shares outstanding during the periods presented. Shares issuable upon conversion of preferred stock and upon exercise of outstanding stock options and warrants are not included since the effect would be antidilutive.

NEW ACCOUNTING PRONOUNCEMENTS

During 1998, the Company adopted SFAS 130, REPORTING COMPREHENSIVE INCOME. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement has no impact on the Company's net loss or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments. The Company did not have any components of comprehensive income at December 31, 1998 or 1997.

During 1998, the Company adopted SFAS 131, SEGMENT INFORMATION. SFAS 131 amends the requirements for public enterprise to report financial and descriptive information about its reportable operating segments. The Company currently operates in one business and operating segment and the adoption of this standard did not have a material impact on the Company's financial statements as reported.

3.  FURNITURE AND EQUIPMENT

Furniture and equipment consist of the following:

                                                  DECEMBER 31,
                                              1998             1997
                                           ---------         ---------
Office furniture and equipment             $ 120,611         $ 119,593
Laboratory equipment                          66,329            57,712
                                           ---------         ---------
                                             186,940           177,305
Less accumulated depreciation                107,037            71,495
                                           ---------         ---------
Total                                      $  79,903         $ 105,810
                                           ---------         ---------
                                           ---------         ---------

Depreciation expense was $44,832 and $17,100 for the years ended December 31, 1998 and 1997, respectively.

                                Vyrex Corporation
                        (a development stage enterprise)

                    Notes to Financial Statements (continued)

4. RELATED PARTY TRANSACTIONS

NOTES RECEIVABLE

On December 23, 1996, the Company loaned $50,000 to its then Vice President, Chemistry. The loan was in the form of a secured note bearing 7% interest, with principal and interest payable on demand. The loan was repaid in full in January 1999.

EMPLOYMENT AGREEMENT

Dr. Sheldon Hendler, the Company's Chairman and CEO entered into a one year employment agreement on October 1, 1995. The agreement automatically renews on the anniversary date for an additional year unless previously terminated by the Company. Dr. Hendler's salary under the agreement is set by the Board of Directors and is currently $226,013 per year. The Company has the right to terminate Dr. Hendler's employment agreement for cause or as a result of death or permanent disability. In certain events relating primarily to merger or reorganization and similar changes in the nature of the Company, Dr. Hendler is entitled to continue his employment or voluntarily terminate the agreement and receive a severance payment of 2.99 times his annual average salary and fringe benefits during the five years preceding the date of termination.

5.  WARRANTS

As of December 31, 1998, the Company had outstanding warrants to purchase a total of 1,156,701 shares of common stock. 1,139,701 of the warrants with an exercise price of $8.00 will expire on January 31, 2000 and the remaining 17,000 warrants with an exercise price of $7.50 will expire on November 6, 2000. The warrants are subject to adjustments in the event of stock splits, stock dividends and similar events.

6. LICENSE AND COLLABORATION AGREEMENTS

On October 7, 1997, the Company entered into an agreement with Retired Persons Services, Inc. (RPS), the entity which administers the AARP Pharmacy Service. The agreement called for the Company to provide $100,000 worth of dietary supplement products. The Company designed and contract manufactured pilot batches of the products and initiated safety and stability studies. RPS will manufacture the final product and pay the Company royalty based on sales. The Company recorded $100,000 of deferred revenue since the amount represents an advance against royalties.

                                Vyrex Corporation
                        (a development stage enterprise)

                    Notes to Financial Statements (continued)

6. LICENSE AND COLLABORATION AGREEMENTS (CONTINUED)

On August 1, 1997, the Company entered into a collaboration agreement with The Immune Response Corporation, Inc. to develop treatments for spinal cord and other central nervous system traumas. The agreement calls for a 50/50 split of any funds raised or profits realized in connection with the venture. As part of the agreement, the Company licensed its CD-Tagging technology to The Immune Response Corporation for use in the research and development on products within the scope of the venture of the treatments mentioned above.

7. DEBENTURES

On November 6, 1997, the Company entered into two securities purchase agreements (the "Debenture Agreements') with two investors (the "Debenture Holders') and pursuant thereto, the Company issued each Debenture Holder a debenture in the amount of $500,000 (the "Initial Debenture"), resulting in proceeds, net of $125,156 of issuance costs of $873,844. The debentures were converted to common stock in 1998.

8.  INCOME TAXES

At December 31, 1998, the Company had net operating loss carryforwards available to reduce future taxable income, if any, of approximately $15,760,000 and $13,126,000 for federal and California income tax purposes, respectively. The federal net operating loss begins to expire in 2006. California net operating losses of approximately $386,000 expired in 1998 and will continue to expire in 1999. The difference between the federal and California tax loss carryforwards is primarily related to the expiration of California loss carryforwards and capitalization of research and development expenditures for California tax purposes. At December 31, 1998, the Company also had research and development credit carryforwards of approximately $459,000 and $234,000 for federal and state income tax reporting purposes, respectively. Pursuant to Internal Revenue Code Sections 382 and 383 use of the Company's net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs with in a three year period.

                                Vyrex Corporation
                        (a development stage enterprise)

                    Notes to Financial Statements (continued)

8.  INCOME TAXES (CONTINUED)

Temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes (the loss and tax credit carryforwards described above) give rise to the Company's deferred income taxes. The components of the Company's deferred tax assets as of December 31, 1998 and 1997 are as follows:

                                                          1998             1997
                                                      -----------       -----------
Net operating loss carryforwards                      $ 6,271,000       $ 4,349,000
Research and development credit carryforwards             612,000           452,000
Other                                                     117,000                 -
                                                      -----------       -----------
                                                        7,000,000         4,801,000
Valuation allowance                                    (7,000,000)       (4,801,000)
                                                      -----------       -----------
                                                      -----------       -----------
                                                      $         -       $         -
                                                      -----------       -----------
                                                      -----------       -----------

A valuation allowance has been recorded against the deferred tax assets as the ultimate realization of these assets is uncertain.

9.  STOCK OPTION PLAN

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

9.  STOCK OPTION PLAN (CONTINUED)

Activity with respect to the stock option plan is summarized as follows:

                                                                                          WEIGHTED-
                                         SHARES        STOCK                               AVERAGE
                                       AVAILABLE      OPTIONS          OPTION EXERCISE     EXERCISE
                                       FOR GRANT    OUTSTANDING             PRICE           PRICE
                                      --------------------------------------------------------------
Balance at December 31, 1996              916,191     1,958,809       $3.00  -   $7.50      $3.01
   Granted                               (658,800)      658,800       $6.00  -  $10.25      $3.01
   Canceled                             1,021,400    (1,021,400)      $3.00  -   $7.13      $3.01
                                        ---------    ----------
Balance at December 31, 1997            1,278,791     1,596,209       $3.00  -   $8.63      $4.26
   Granted                               (962,000)      962,000       $0.41  -   $5.97      $1.64
   Exercised                              134,441      (134,441)      $5.50  -   $5.94      $5.94
   Canceled                               577,509      (577,509)      $3.00  -   $8.65      $2.91
                                        ---------    ----------
Balance at December 31, 1998            1,028,741     1,846,259
                                        ---------    ----------
                                        ---------    ----------

Following is a further breakdown of the options outstanding as of December 31, 1998:


                                                                                               WEIGHTED-
                                          WEIGHTED-                                             AVERAGE
      RANGE OF                             AVERAGE          WEIGHTED-                        EXERCISE PRICE
      EXERCISE          OUTSTANDING       REMAINING          AVERAGE            OPTIONS        OF OPTIONS
      PRICES              OPTIONS       LIFE IN YEARS     EXERCISE PRICE     EXERCISABLE       EXERCISABLE
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
$0.41 - $0.53             425,000           9.77              0.44              150,000           0.44
        $3.00             617,968           3.61              3.00              577,874           3.00
$5.63 - $7.60             803,291           9.08              5.87              677,768           5.87
                    ----------------- ----------------- ----------------- ----------------- -----------------
                        1,846,259           7.41              3.66            1,405,842           3.66
                    ----------------- ----------------- ----------------- ----------------- -----------------
                    ----------------- ----------------- ----------------- ----------------- -----------------

The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25). Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.0%; divided yield of 0%; the volatility factor of the expected market price of the Company's common stock of 145% and 78% in 1998 and 1997, respectively and a weighted-average expected life of the options of 60 months.

                                Vyrex Corporation
                        (a development stage enterprise)

                    Notes to Financial Statements (continued)

9.  STOCK OPTION PLAN (CONTINUED)

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

                                            1998              1997
                                      ----------------- -----------------
Pro forma net loss                        $(4,577,000)      $(4,079,000)
Pro forma net loss per share              $    (0.62)       $    (0.57)


The weighted-average fair value of options granted in 1998 and 1997 is $2.73 and $5.36, respectively.

The pro forma effect on net loss for 1998 and 1997 is not representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

10. SUBSEQUENT EVENT

In March 1999, the Company received $100,000 through the issuance of a note payable to an individual. The loan accrues interest at 10% and matures in March 2000.