Form 10QSB
period 1999-03-31
VYREX CORP
filed 1999-05-12
CIK 933972

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

/ X / Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For the Quarterly Period ended MARCH 31, 1999

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

                      Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuers' classes of common equity, as of latest practicable date:

As of March 31, 1999, there are 7,423,455 shares of common stock outstanding and warrants to purchase 1,156,701 shares of common stock outstanding.

Transitional Small Business Disclosure Format

Yes          No X
   ---         ---

                                VYREX CORPORATION

                              INDEX TO FORM 10-QSB

PART I FINANCIAL INFORMATION

        Item 1 - Financial Statements

                  Balance Sheets..........................................3
                  Statements of Operations................................4
                  Statements of Cash Flows................................5
                  Notes to Financial Statements...........................6

       Item 2 - Management's Discussion and
                Analysis of Financial Condition
                And Results of Operations.................................6

PART II OTHER INFORMATION

       Item 1 - Legal Proceedings.........................................8

       Item 2 - Changes in Securities.....................................8

       Item 3 - Defaults upon Senior Securities...........................8

       Item 4 - Submission of Matters to a Vote of
                Security Holders..........................................8

       Item 5 - Other Information.........................................8

       Item 6 - Exhibits and Reports on Forms 8-K and 8-K/A...............8

Signatures................................................................8

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                VYREX CORPORATION

                        (a development stage enterprise)

                                 Balance Sheets

                                                                              MARCH 31,      DECEMBER 31,
                                                                                1999             1998
                                                                        -------------------------------------
                                                                             (Unaudited)         Note
ASSETS
Current assets:
   Cash and cash equivalents                                                    $85,428           $80,007
   Other assets                                                                   8,388            24,979
                                                                         --------------------------------
Total current assets                                                             93,816           104,986

Furniture and equipment costs, net
of accumulated depreciation of
$112,410 in 1999 and $107,037 in 1998                                            66,029            79,903

Note receivable from related party                                                    -            32,117
                                                                         --------------------------------
Total assets                                                                   $159,845          $217,006
                                                                         ================================

LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIT )

Current liabilities:
   Accounts payable and accrued liabilities                                     $458,949         $279,570
   Deferred revenue                                                              79,184           100,000
   Note payable                                                                 100,000                 -
                                                                        ---------------------------------
Total current liabilities                                                       638,133           379,570

Stockholders' equity:
   Preferred stock, $.001 par value; 10,000,000 shares authorized;
     none issued                                                                      -                 -
   Common stock, $.001 par value; 50,000,000 shares authorized;
     7,423,455 issued and outstanding in 1999 and 1998
     respectively                                                                 7,423             7,423
   Additional paid-in capital                                                11,743,078        11,743,078
   Deficit accumulated during the development stage                         (12,228,789)      (11,913,065)
                                                                        -------------------------------------
Total stockholders' equity(deficit)                                            (478,288)         (162,564)
                                                                        -------------------------------------
Total liabilities and stockholders' equity                                     $159,845          $217,006
                                                                        =====================================


Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

SEE ACCOMPANYING NOTES.

                                VYREX CORPORATION

                        (a development stage enterprise)

                            Statements of Operations

                                   (Unaudited)

                                               THREE MONTHS ENDED MARCH 31,    CUMULATIVE FROM
                                                   1999            1998           INCEPTION
                                            --------------------------------------------------
Revenue and licensing
  Agreement                                   $    22,416     $         -       $     334,016
                                            --------------------------------------------------
Operating expenses:
  Research and development                        153,023         459,760           6,272,742
  Marketing and selling                                 -          86,117             428,093
  General and administrative                      187,050         463,714           4,932,193
                                            --------------------------------------------------
Total operating expenses                          340,073       1,009,591          11,633,028
                                            --------------------------------------------------

Loss from operations                            (317,657)     (1,009,591)        (11,299,012)

Other income (expense)
   Interest income                                    305          38,365             464,511
  Gain on sale of fixed assets                      1,875               -               1,875
Interest expense                                    (247)        (26,509)            (46,263)
  Charge from issuance of stock
    options for arranging bridge
    financing costs                                     -               -         (1,349,900)
                                            --------------------------------------------------
Total other income (expense)                        1,933          11,856           (929,777)
                                            ==================================================
Net loss                                      $ (315,724)     $ (997,735)       $(12,228,789)
                                            ==================================================

Net loss per basic
and diluted common share                      $    (0.04)     $    (0.14)       $      (1.92)
                                            ============== =============== ===================
Shares used in per share
  computations                                  7,423,455       7,314,894           6,378,799
                                            ============== =============== ===================



SEE ACCOMPANYING NOTES.

                                VYREX CORPORATION

                        (a development stage enterprise)

                            Statements of Cash Flows
                                   (Unaudited)

                                                             THREE MONTHS ENDED MARCH 31,          CUMULATIVE
                                                              1999                 1998          FROM INCEPTION

                                                        ----------------      ----------------  -----------------
OPERATING ACTIVITIES
Net Loss                                                  $   (315,724)         $  (997,735)    $    (12,228,789)
Adjustments to reconcile net loss to net
cash used in operating activities:
       Depreciation,  amortization and impairment
       Charges                                                   11,749               13,359             278,473
       Accounts receivable and interest receivable                    -              110,423               3,506
       Gain on disposal of fixed assets                         (1,875)                    -               5,491
       Issuance of compensatory notes, stock and
       stock options                                                  -                    -           2,044,632
       Other assets                                              16,591             (51,517)              91,612
       Accounts payable and accrued liabilities                 179,379            (235,657)             458,953
       Deferred revenue                                        (20,816)                    -            (20,816)
       Accrued interest on convertible debentures                     -                    -               9,041
                                                     ------------------- -------------------- -------------------
Net cash used in operating activities                         (130,696)          (1,161,127)         (9,357,897)
                                                     ------------------- -------------------- -------------------

INVESTING ACTIVITIES
Purchases of short term investments                                   -                    -         (8,440,442)
Sale of short term investments                                        -            1,025,737           8,467,931
Purchases of property and equipment                                   -              (6,520)           (209,595)
Proceeds on sale of fixed assets                                  4,000                    -             10,000
Patent, trademark and copyright costs                                 -                    -           (133,519)
Other assets including notes receivable
  from related parties                                           32,117                2,240             (4,202)
                                                     ------------------- -------------------- -------------------
Net cash provided by (used in) investing activities              36,117            1,021,457           (309,827)
                                                     ------------------- -------------------- -------------------

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                            -                    -           7,429,208
Exercise of stock options and sale of options                         -                    -             950,100
Proceeds from short term loan                                   100,000                    -             973,844
Proceeds from note payable                                            -                    -             400,000
Advances from potential investors                                     -                    -             100,000
Repayments of advances                                                -                    -           (100,000)
                                                     ------------------- -------------------- -------------------
Net cash provided by financing activities                       100,000                    -           9,753,152
                                                     ------------------- -------------------- -------------------

Net increase (decrease) in cash equivalents                       5,421            (139,670)              85,428

Cash and equivalents, beginning of period                        80,007            2,041,339                   -
                                                     ------------------- -------------------- -------------------
Cash and equivalents, end of period                       $      85,428         $  1,901,669    $         85,428
                                                     =================== ==================== ===================

SEE ACCOMPANYING NOTES

                                VYREX CORPORATION
                        (A Development Stage Enterprise)

                          Notes To Financial Statements
                                   (Unaudited)

BASIS OF PRESENTATION

         The accompanying financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of the financial position as of March 31, 1999, and the results of operations for the three-month period ended March 31, 1999. The results of operations for the period ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in Vyrex's Form 10-K/A SB for the year ended December 31, 1998.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. As of March 31, 1999, the Company had an accumulated deficit of $12,228,789, a net capital deficiency of $478,288 and negative working capital of $544,317. Due to the Company's recurring losses and net capital deficiency, there can be no assurance that the Company will be able to obtain additional operating capital, which may impact the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

         The Company earned $20,816 in royalty income from the sale of four nutritional formulations by the Retired Persons Services Inc. The Company is entitled to a royalty of 15% on the sale of these formulations. In addition the Company earned $1,600 in license fees.

         Research and development expenses decreased $307,000, to $153,000, in the three months ended March 31, 1999, compared to $460,000 for the same period during 1998. The decrease is due to reductions in salaries of $117,000, consulting fees of $143,000, and other research and development expenses of $47,000.

         General and administrative expenses decreased $277,000 to $187,000 in the three months ended March 31, 1999, compared to $464,000 for the same period during 1998. The decrease is due to reductions in salaries of $57,000 and $220,000 in other general and administrative expenses. No marketing expenses were incurred in the three months ended March 31, 1999 compared to $86,000 during the same period in 1998. The Company's marketing efforts were focused on seeking potential collaborative partners for both its pharmaceutical and nutritional compounds.

         During the first quarter of the year, the Company reviewed its scientific programs and made a decision to refocus its efforts into its core anti-oxidant technologies, in both the pharmaceutical and nutraceutical areas. The decision was based, in part, on the Company's belief of the greater commercial and collaborative opportunities in these areas. In 1998, the Company amended its collaboration with The Immune Response Corporation to develop anti-oxidant drug candidates as potential therapeutics for CNS trauma. As part of its plan, the Company has made a strategic decision to discontinue its genomics program and is terminating its licenses for Epitope Tagging and CD-Tagging technologies. This decision is not expected to have any material effect on its collaboration with the Immune Response Corporation or other pharmaceutical and nutraceutical programs.

         Net loss decreased $682,000, to $316,000 in the current period, compared to $998,000 for the same period during 1998, as the Company kept expenditures to a minimum. In addition, salaries of science, administrative and management personnel were deferred until such time as the Company has sufficient resources to fund the payroll. As of March 31, the deferred payroll amounted to approximately $325,000.

         Net loss per common share decreased $0.10 to $0.04, compared to $0.14 for the same period during 1998. The lower net loss per common share was decreased following a higher number of average shares outstanding during the period.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations since inception solely through the sales of debt and equity securities. As of March 31, 1999, the Company had a working capital deficit of ($544,000) which included $85,000 of cash and cash equivalents. Net cash used in operating activities during the three months ended March 31, 1999 was $131,000, compared to $1,161,000 for the same period during 1998. The decrease in cash used was primarily related to the lower net loss from operations as the Company scaled back its operating activities in order to conserve cash. The Company generated $36,000 of cash in investing activities during the current period, which consists of $4,000 from the sale of equipment and $32,000 from the repayment of a loan made to a former employee of the company. This compares to $1,021,000 of cash provided by investing activities during the same period in 1998. The Company generated $100,000 from financing activities. This consists of a $100,000 short-term loan repayable in full with interest in March 2000. The loan carries interest at 10% and is secured by a general pledge of the assets of the Company with the applicable provisions of the Uniform Commercial Code.

         While the Company expects revenues during 1999, there can be no assurance that they will be significant and therefore without additional financing it is uncertain whether the Company can continue as a going concern. The Company is actively pursuing collaborations with potential partners in both the pharmaceutical and nutraceutical divisions with the objective of raising financing to enable the Company to continue operations. To date the Company does not have any commitments for financing. It is anticipated that the $100,000 loan will enable the Company to continue operating until the summer of 1999, at which time it is anticipated that additional funds will have been raised through strategic collaborations. If the Company is unable to raise additional funds to continue operations by the summer of 1999, it will have a material adverse impact on the business and operations of the Company, and the Company may be unable to continue operations. The Company does not have any lease or other commitments, other than a lease on a secondary office, which expired on April 30, 1999. The Company does not have an existing bank line of credit or other form of revolving or renewable credit facility. There can be no assurance the Company will generate significant revenues during 1999, or that funds will be available through the public or private markets.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        Not applicable

ITEM 2.  CHANGES IN SECURITIES

        Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable

ITEM 5.  OTHER INFORMATION

        Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORMS 8-K AND 8-K/A

        The Company filed Forms 8-K, and 8-K/A reports on April 27th and May 5th respectively following a change in the Company's auditors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        VYREX CORPORATION
                                        Registrant

                                        By:  /s/ MARTIN MALK
                                            -----------------------------
                                            Martin Malk,
                                            Chief Financial Officer
                                            (Principal Financial Officer)