Form 10QSB
period 1999-06-30
VYREX CORP
filed 1999-08-13
CIK 933972

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

/ X /    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 ---     Exchange Act of 1934

                  For the Quarterly Period ended JUNE 30, 1999

/   /    Transition report pursuant to Section 13 or 15(d) of the Securities
 ---     Exchange Act of 1934

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

                                (858) 454-4446
                 (Issuer's telephone number including area code)

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

As of June 30, 1999, there are 7,423,455 shares of common stock outstanding and warrants to purchase 1,156,701 shares of common stock outstanding.

Transitional Small Business Disclosure Format

Yes               No   X
    -----            -----

                              VYREX CORPORATION
                            INDEX TO FORM 10-QSB

PART I FINANCIAL INFORMATION

        Item 1 - Financial Statements
                  Balance Sheets............................................3
                  Statements of Operations..................................4
                  Statements of Cash Flows..................................5
                  Notes to Financial Statements.............................6

       Item 2 - Management's Discussion and
                Analysis of Financial Condition
                And Results of Operations...................................6

PART II OTHER INFORMATION

       Item 1 - Legal Proceedings...........................................8

       Item 2 - Changes in Securities.......................................8

       Item 3 - Defaults upon Senior Securities.............................8

       Item 4 - Submission of Matters to a Vote of
                Security Holders............................................8

       Item 5 - Other Information...........................................9

       Item 6 - Exhibits and Reports on Forms 8-K and 8-K/A.................9

Signatures..................................................................9

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                VYREX CORPORATION
                        (a development stage enterprise)
                                 Balance Sheets

                                                                             JUNE 30,        DECEMBER 31,
                                                                              1999              1998
                                                                         --------------     -------------
                                                                           (Unaudited)          Note
ASSETS
Current assets:
   Cash and cash equivalents                                               $      3,884      $     80,007
   Other assets                                                                   5,286            24,979
                                                                         --------------     -------------
Total current assets                                                              9,170           104,986

Furniture and equipment costs, net
of accumulated depreciation of
$120,952 in 1999 and $107,037 in 1998                                            57,487            79,903

Note receivable from related party                                                                 32,117
                                                                         --------------     -------------
Total assets                                                               $     66,657      $    217,006
                                                                         ==============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIT )

Current liabilities:
   Accounts payable and accrued liabilities                                $    566,673      $    279,571
   Deferred revenue                                                              60,525           100,000
   Notes payable                                                                110,000                 -
                                                                        ---------------     -------------
Total current liabilities                                                       737,198           379,571

Stockholders' equity:
   Preferred stock, $.001 par value; 10,000,000 shares authorized;
     none issued                                                                      -                 -
   Common stock, $.001 par value; 50,000,000 shares authorized;
     7,423,455 issued and outstanding in 1999 and 1998
     respectively                                                                 7,423             7,423
   Additional paid-in capital                                                11,743,077        11,743,077
   Deficit accumulated during the development stage                         (12,421,041)      (11,913,065)
                                                                        ---------------     -------------
Total stockholders' equity(deficit)                                            (670,541)         (162,565)
                                                                        ---------------     -------------
Total liabilities and stockholders' equity                                 $     66,657      $    217,006
                                                                        ===============     =============

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

SEE ACCOMPANYING NOTES.

                                VYREX CORPORATION
                        (a development stage enterprise)

                            Statements of Operations
                                   (Unaudited)

                                                                                                   FROM
                                           THREE MONTHS ENDED           SIX MONTHS ENDED        INCEPTION
                                                JUNE 30,                    JUNE 30,           (01/02/1991)
                                           1999          1998          1999         1998         TO DATE
                                       ------------ -------------- ------------ ------------- ---------------
Revenue and licensing
  agreement                             $   18,659   $          -   $   41,075   $         -   $     352,675

Operating expenses:
  Research and development                  63,664        804,122      216,687     1,263,882       6,336,406
  Marketing and selling                          -         72,526            -       158,642         428,093
  General and administrative               144,687        340,252      331,737       803,967       5,076,880
                                       ------------ -------------- ------------ ------------- ---------------
Total operating expenses                   208,351      1,216,900      548,424     2,226,491      11,841,379
                                       ------------ -------------- ------------ ------------- ---------------

Loss from operations                     (189,692)    (1,216,900)    (507,349)   (2,226,491)    (11,488,704)

Other income (expense):
  Interest income                               15         27,466          320        55,652         464,526
  Gain on sale of assets                         -              -        1,875             -           1,875
  Interest expense                         (2,575)              -      (2,822)      (16,330)        (48,838)
  Charge from issuance of
    stock options for arranging
    bridge financing costs                                                                       (1,349,900)
                                       ------------ -------------- ------------ ------------- ---------------
Total other income (expense)               (2,560)         27,466        (627)        39,322       (932,337)
                                       ------------ -------------- ------------ ------------- ---------------
Net loss                                 (192,252)    (1,189,434)    (507,976)   (2,187,169)    (12,421,041)
                                       ============ ============== ============ ============= ===============

Net loss per share -                    $   (0.03)   $     (0.16)   $   (0.07)   $    (0.30)   $      (1.94)
  basic and diluted
                                       ============ ============== ============ ============= ===============
Shares used in per share
  computations                           7,423,455      7,402,877    7,423,455     7,289,869       6,413,544
                                       ============ ============== ============ ============= ===============

SEE ACCOMPANYING NOTES.

                                VYREX CORPORATION
                        (a development stage enterprise)

                            Statements of Cash Flows
                                   (Unaudited)

                                                           SIX MONTHS ENDED JUNE 30,     CUMULATIVE
                                                             1999             1998      FROM INCEPTION
                                                        -------------- --------------- ----------------
OPERATING ACTIVITIES
Net Loss                                                $    (507,976)    $(2,187,169)  $  (12,421,041)
Adjustments to reconcile net loss to net
cash used in operating activities:
       Depreciation,  amortization and impairment
       Charges                                                 20,291          28,214          287,015
       Accounts receivable and interest receivable                  -         110,148            3,506
       Gain on disposal of fixed assets                        (1,875)               -           5,491
       Issuance of compensatory notes, stock and
       stock options                                                -         386,401        2,044,632
       Other assets                                            19,693         (32,262)          94,714
       Accounts payable and accrued liabilities               287,102        (297,995)         566,676
       Deferred revenue                                       (39,475)               -         (39,475)
       Accrued interest on convertible debentures                   -               -            9,041
                                                        -------------- --------------- ----------------
Net cash used in operating activities                        (222,240)     (1,992,663)      (9,449,441)
                                                        -------------- --------------- ----------------

INVESTING ACTIVITIES
Purchases of short term investments                                 -               -       (8,440,442)
Sale of short term investments                                      -       1,025,737        8,467,931
Purchases of property and equipment                                 -         (32,291)        (209,595)
Proceeds on sale of fixed assets                                4,000               -           10,000
Patent, trademark and copyright costs                               -               -
                                                                                              (133,519)
Other assets including notes receivable
  from related parties                                         32,117           4,524           (4,202)
                                                        -------------- --------------- ----------------
Net cash provided by ( used in ) investing activities          36,117         997,970         (309,827)
                                                        -------------- --------------- ----------------

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                          -               -        7,429,208
Exercise of stock options and sale of options                       -               -          950,100
Proceeds from short term loan                                 110,000               -          983,844
Proceeds from note payable                                          -               -          400,000
Advances from potential investors                                   -               -          100,000
Repayments of advances                                              -               -         (100,000)
                                                        -------------- --------------- ----------------
Net cash provided by financing activities                     110,000               -        9,763,152
                                                        -------------- --------------- ----------------

Net increase (decrease) in cash equivalents                   (76,123)       (994,693)           3,884


Cash and equivalents, beginning of period                      80,007       2,041,339                -
                                                        -------------- --------------- ----------------
Cash and equivalents, end of period                     $       3,884    $  1,046,646       $    3,884
                                                        ============== =============== ================

SEE ACCOMPANYING NOTES

                                VYREX CORPORATION
                        (A Development Stage Enterprise)

                          Notes To Financial Statements
                                   (Unaudited)

BASIS OF PRESENTATION

         The accompanying financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of the financial position as of June 30, 1999, and the results of operations for the six-month period ended June 30, 1999. The results of operations for the period ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in Vyrex's Form 10-K/A SB for the year ended December 31, 1998.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. As of June 30, 1999, the Company had an accumulated deficit of $12,421,041, a net capital deficiency of $670,541 and negative working capital of $728,028. Due to the Company's recurring losses and net capital deficiency, there can be no assurance that the Company will be able to obtain additional operating capital, which may impact the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

         Research and development expenses decreased $740,000 to $64,000 in the three months ended June 30, 1999, compared to $804,000 for the same period during 1998. Scale down of research work on Vantox, CD Tagging, and Nutrition resulted in a reduction of $672,000. $25,000 of the decrease is due to a reduction of salary expenses. The balance of the decrease is related to the reduction in miscellaneous operating expenses. General and administrative expenses decreased $196,000 to $145,000, in the current period, compared to $340,000 for the same period in 1998. The decrease is primarily due to lower expenses for patents, salary, public relations, and general office expenses. No marketing expenses were incurred in the three months ended June 30, 1999 compared to $73,000 during the same period in 1998.

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

         The Company further reduced its administrative expense during the second quarter of 1999 as a result of reduction of executive management. Martin Malk, Chief Financial Officer, and Carl M. Lewis, Executive Vice President and General Counsel, resigned their respective positions effective May 31, 1999. Mr. Malk entered into a consulting arrangement with the Company through June 30, 1999, at which time the consulting arrangement terminated. Mr. Lewis entered into a consulting arrangement to provide continuing services as General Counsel to the Company effective June 1, 1999, and continuing on a month-to-month basis. The Company had previously implemented executive salary reductions in September of 1998. Salaries were again reduced, and in some cases suspended entirely, in October of 1998. Effective January 1, 1999, all executive salaries were suspended. As a result of the Company's action, general administrative expense was significantly reduced.

         Net Loss decreased $997,000 to $192,000 in the current period, compared to $1,189,000 for the same period during 1998. The decrease in net loss was attributed to lower salary expenses and scale down of research work.



         SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

         The Company earned $39,000 in royalty income from the sale of four nutritional formulations by the Retired Persons Services Inc. The Company is entitled to a royalty of 15% on the sale of these formulations. In addition, the Company earned $1,600 in license fees. Research and development expenses decreased $1,047,000 to $217,000 in the six months ended June 30, 1999, compared to $1,264,000 for the same period during 1998. Decrease in expenses is primarily due to reduction of salaries and scale down of research work. General and administrative expenses decreased $472,000 to $332,000 in the six months ended June 30, 1999, compared to $804,000 for the same period ended June 30, 1998. The decrease is due to reductions in financial expenses of $84,000, decrease of $97,000 in patent expenses, salary reductions of $81,000, reduction of $58,000 for public relations expenses and the balance in general office expenses. No marketing expenses were incurred in the six months ended June 30, 1999 compared to $159,000 during the same period in 1998.

         Net loss decreased $1,679,000 to $508,000 in the current period, compared to $2,187,000 for the same period during 1998. The decrease in net loss was attributed to lower salary expenses and scale down of research work.

         Net loss per common share decreased $0.23 to $0.07, compared to $0.30 for the same period during 1998. The lower net loss per common share was decreased following a higher number of average shares outstanding during the period.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations since inception solely through the sales of debt and equity securities. As of June 30, 1999, the Company had a working capital deficit of ($728,000) which included $4,000 of cash and cash equivalents. Net cash used in operating activities during the six months ended June 30, 1999 was $222,000, compared to $1,993,000 for the same period during 1998. The decrease in cash used was primarily related to the lower net loss from operations as the Company scaled back its operating activities in order to conserve cash. The Company generated $36,000 of cash in investing activities during the current period, which consists of $4,000 from the sale of equipment and $32,000 from the repayment of a loan made to a former employee of the company. This compares to $998,000 of cash provided by investing activities during the same period in 1998. The Company generated $110,000 from financing activities. This consists of a $100,000 short-term loan repayable in full with interest in March 2000. The loan carries interest at 10% and is secured by a general pledge of the assets of the Company within the applicable provisions of the Uniform Commercial Code. An additional $10,000 loan was secured from Anne Roth, a related party, payable with interest in June 2000 or convertible, at the option of the holder, into common stock of the company.

         On July 29, 1999, the Company entered into an agreement for a private placement of Common Stock in the amount of $40,600. The stock was priced at $.34 per share.

         It is uncertain whether the Company can continue as a going concern. The Company is actively pursuing collaborations with potential partners in both the pharmaceutical and nutraceutical divisions with the objective of raising financing to enable the Company to continue operations. To date the Company does not have any commitments for financing. If the Company is unable to raise additional funds to continue operations, the Company will have to consider a sale of assets, liquidation, bankruptcy or other manner of ceasing operation. The Company does not have any lease or other commitments. The Company does not have an existing bank line of credit or other form of revolving or renewable credit facility. There can be no assurance the Company will generate any additional revenues or that funds will be available from any source to allow it to continue operations.



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

                                VYREX CORPORATION
                                   Registrant


                                    By: /s/ Sheldon S. Hendler
                                        -------------------------------
                                        Sheldon S. Hendler, M.D., Ph.D.
                                        Chief Executive Officer