Form 10QSB
period 1999-09-30
VYREX CORP
filed 1999-11-15
CIK 933972

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

/ X /    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 --      Exchange Act of 1934

                For the Quarterly Period ended SEPTEMBER 30, 1999

/  /     Transition report pursuant to Section 13 or 15(d) of the Securities
--       Exchange Act of 1934

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

Yes                   No
    ----                  ----
                      Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuers' classes of common equity, as of latest practicable date:

As of September 30, 1999, there are 7,423,455 shares of common stock outstanding and warrants to purchase 1,156,701 shares of common stock outstanding.

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

       Item 2 - Management's Discussion and
                Analysis of Financial Condition
                And Results of Operations.................................6

PART II OTHER INFORMATION

       Item 1 - Legal Proceedings.........................................8

       Item 2 - Changes in Securities.....................................9

       Item 3 - Defaults upon Senior Securities...........................9

       Item 4 - Submission of Matters to a Vote of
                Security Holders..........................................9

       Item 5 - Other Information.........................................9

       Item 6 - Exhibits and Reports on Forms 8-K and 8-K/A...............9

Signatures................................................................9


                          PART I FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                                VYREX CORPORATION
                        (a development stage enterprise)
                                 Balance Sheets


                                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                                1999             1998
                                                                            -----------------------------
                                                                             (Unaudited)         Note
ASSETS
Current assets:
   Cash and cash equivalents                                                  $   1,328          $ 80,007
   Other assets                                                                   2,935            24,979
                                                                            -----------------------------
Total current assets                                                              4,263           104,986

Furniture and equipment costs, net
of accumulated depreciation of
$128,636 in 1999 and $107,037 in 1998                                            49,804            79,903

Note receivable from related party                                                                 32,117
                                                                            -----------------------------
Total assets                                                                  $  54,067          $217,006
                                                                            -----------------------------
                                                                            -----------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIT )

Current liabilities:
   Accounts payable and accrued liabilities                                   $ 694,706          $279,571
   Deferred revenue                                                              37,441           100,000
   Note payable                                                                 136,114                 -
                                                                            -----------------------------
Total current liabilities                                                       868,261           379,571
                                                                            -----------------------------

Stockholders' equity (DEFICIT)
   Preferred stock, $.001 par value; 10,000,000 shares authorized;
     none issued                                                                      B                 B
   Common stock, $.001 par value; 50,000,000 shares authorized;
     7,423,455 issued and outstanding in 1999 and 1998
     respectively                                                                 7,423             7,423
   Additional paid-in capital                                                11,783,677        11,743,077
   Deficit accumulated during the development stage                         (12,605,294)      (11,913,065)
                                                                            -----------------------------
Total stockholders' equity(deficit)                                            (814,194)         (162,565)
                                                                            -----------------------------
Total liabilities and stockholders' equity (DEFICIT)                          $  54,067          $217,006
                                                                            -----------------------------
                                                                            -----------------------------


Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

SEE ACCOMPANYING NOTES.

                                VYREX CORPORATION
                        (a development stage enterprise)

                            Statements of Operations
                                   (Unaudited)


                                                                                                                 FROM
                                                   THREE MONTHS ENDED                NINE MONTHS ENDED        INCEPTION
                                                     SEPTEMBER 30,                      SEPTEMBER 30,        (01/02/1991)
                                                  1999              1998            1999            1998        TO DATE
                                       ---------------------------------------------------------------------------------
Revenue and licensing
  agreement                                  $  23,085         $   1,600        $  64,159     $     1,600   $    375,759

Operating expenses:
  Research and development                      74,094           311,686          290,781       1,575,513      6,410,500
  Marketing and selling                              -            32,881                -         191,523        428,093
  General and administrative                   130,143           188,754          461,880         992,721      5,207,023
                                       ---------------------------------------------------------------------------------
Total operating expenses                       204,237           533,321          752,661       2,759,757     12,045,616
                                       ---------------------------------------------------------------------------------
Loss from operations                          (181,152)         (531,721)        (688,502)     (2,758,157)   (11,669,857)

Other income (expense):
  Interest income                                    -             7,811              321          63,463        464,527
  Gain on sale of assets                             -                 -            1,875               -          1,875
  Interest expense                              (3,101)                -           (5,923)        (16,330)       (51,939)
  Charge from issuance of
    stock options for arranging
    bridge financing costs                                                                                    (1,349,900)
                                       -----------------------------------------------------------------------------------
Total other income (expense)                    (3,101)            7,811           (3,727)         47,133       (935,437)
                                       -----------------------------------------------------------------------------------
Net loss                                     $(184,253)        $(523,910)       $(692,229)    $(2,711,024)  $(12,605,294)
                                       -----------------------------------------------------------------------------------
                                       -----------------------------------------------------------------------------------

Net loss per share -                         $  (0.02)         $   (0.07)       $  (0.09)     $     (0.37)  $      (1.97)
  basic and diluted
                                       -----------------------------------------------------------------------------------
                                       -----------------------------------------------------------------------------------

Shares used in per share
  computations                               7,423,455         7,423,455       7,423,455        7,334,887      6,413,544
                                       -----------------------------------------------------------------------------------
                                       -----------------------------------------------------------------------------------



SEE ACCOMPANYING NOTES.

Vyrex Corporation
                        (a development stage enterprise)

                            Statements of Cash Flows
                                   (Unaudited)

                                                                          Nine Months ended Sep 30,      Cumulative
                                                                          1999                 1998    from Inception
                                                                 -------------------------------------------------------
Operating Activities
Net Loss                                                         $   (692,229)         $(2,711,024)    $    (12,605,294)
Adjustments to reconcile net loss to net
cash used in operating activities:
  Depreciation,  amortization and impairment
  Charges                                                               27,975               41,411             294,699
  Accounts receivable and interest receivable                                -              112,734               3,506
  Gain on disposal of fixed assets                                     (1,875)                    -               5,491
  Issuance of compensatory notes, stock and
  stock options                                                              -              386,401           2,044,632
  Other assets                                                          22,043             (15,637)              97,064
  Accounts payable and accrued liabilities                             415,135            (483,475)             694,709
  Deferred revenue                                                    (62,559)                    -            (62,559)
  Accrued interest on convertible debentures                                 -                    -               9,041
                                                                 -------------------------------------------------------
Net cash used in operating activities                                (291,510)          (2,669,590)         (9,518,711)
                                                                 -------------------------------------------------------
Investing Activities
Purchases of short term investments                                          -                    -         (8,440,442)
Sale of short term investments                                               -            1,025,737           8,467,931
Purchases of property and equipment                                          -             (32,291)           (209,595)
Proceeds on sale of fixed assets                                         4,000                    -             10,000
Patent, trademark and copyright costs                                        -                    -           (133,519)
Other assets including notes receivable
  from related parties                                                  32,117                9,870             (4,202)
                                                                 -------------------------------------------------------
Net cash provided by ( used in ) investing activities                   36,117            1,003,316           (309,827)
                                                                 -------------------------------------------------------
Financing Activities
Net proceeds from issuance of common stock                              40,600                    -           7,469,808
Exercise of stock options and sale of options                                -                    -             950,100
Proceeds from short term loan                                          136,114                    -           1,009,958
Proceeds from note payable                                                   -                    -             400,000
Advances from potential investors                                            -                    -             100,000
Repayments of advances                                                       -                    -           (100,000)
                                                                 -------------------------------------------------------
Net cash provided by financing activities                              176,714                    -           9,829,866
                                                                 -------------------------------------------------------
Net increase (decrease) in cash and cash
equivalents                                                           (78,679)          (1,666,274)               1,328


Cash and equivalents, beginning of period                               80,007            2,041,339                   -
                                                                 -------------------------------------------------------
Cash and equivalents, end of period                                 $    1,328           $  375,065          $    1,328
                                                                 -------------------------------------------------------'
                                                                 -------------------------------------------------------



SEE ACCOMPANYING NOTES

                                VYREX CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION

         The accompanying financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of the financial position as of September 30, 1999, and the results of operations for the nine-month period ended September 30, 1999. The results of operations for the period ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in Vyrex's Form 10-K/A SB for the year ended December 31, 1998.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, for which there is substantial uncertainty. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. As of September 30, 1999, the Company had an accumulated deficit of $12,605,294, a net capital deficiency of $814,194 and negative working capital of $863,998. Due to the Company's recurring losses and net capital deficiency, there can be no assurance that the Company will be able to obtain additional operating capital, which is likely to materially adversely impact the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

         The Company is seeking collaborative or other arrangements with larger pharmaceutical and nutraceutical companies, under which such companies would provide additional capital to the Company in exchange for exclusive or non-exclusive licenses or other rights to certain of the technologies and products the Company is developing. Competition for corporate partnering arrangements with major pharmaceutical and nutraceutical companies is intense, with a large number of biopharmaceutical companies attempting to arrive at such arrangements. Accordingly, although the Company is presently engaged in discussions with a number of candidate companies, there can be no assurance that an agreement will arise from these discussions in a timely manner, or at all, or that any agreement that may arise from these discussions will successfully reduce the Company's short-term or long-term funding requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Three months ended September 30, 1999 and September 30, 1998

         Research and development expenses decreased $238,000 to $74,000 in the three months ended September 30, 1999, compared to $312,000 for the same period during 1998. The decrease was the result of the scale down of research work on Vantox, CD Tagging, and Nutrition. $93,000 of the decrease was due to a reduction in salary expenses, $71,000 reduction in consulting fees, and $50,000 reduction in purchased services. The balance of the decrease is related to the reduction in miscellaneous operating expenses. General and administrative expenses decreased $59,000 to $130,000, in the current period, compared to $189,000 for the same period in 1998. The primary decrease was a reduction in salary expenses of $56,000. The remainder was related to reduced general office expenses. No marketing expenses were incurred in the three months ended September 30, 1999 compared to $33,000 during the same period in 1998.

         During the first quarter of the year, the Company reviewed its scientific programs and made a decision to refocus its efforts into its core anti-oxidant technologies, in both the pharmaceutical and nutraceutical areas. The decision was based, in part, on the Company's belief of the greater potential commercial and collaborative opportunities in these areas. In 1998, the Company amended its collaboration with The Immune Response Corporation to develop anti-oxidant drug candidates as potential therapeutics for CNS trauma. As part of its plan, the Company has made a strategic decision to discontinue its genomics program and is terminating its licenses for Epitope Tagging and CD-Tagging technologies. This decision is not expected to have any material effect on its collaboration with the Immune Response Corporation or other pharmaceutical and nutraceutical programs.

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

         Net Loss decreased $340,000 to $184,000 in the current period, compared to $524,000 for the same period during 1998. The decrease in net loss was attributed to the scale down of research work on Vantox, CD Tagging, and Nutraceuticals.


         NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

         The Company earned $63,000 in royalty income from the sale of four nutritional formulations by the Retired Persons Services Inc. The Company is entitled to a royalty of 15% on the sale of these formulations. In addition, the Company earned $1,600 in license fees. Research and development expenses decreased $1,285,000 to $291,000 in the nine months ended September 30, 1999, compared to $1,576,000 for the same period during 1998. Decrease in expenses was due to a major scale down of research work on Vantox, CD Tagging, and Nutraceuticals. Salary expenses decreased $338,000, consulting fees decreased $230,000, and purchased services decreased $280,000. General and administrative expenses decreased $531,000 to $462,000 in the nine months ended September 30, 1999, compared to $993,000 for the same period ended September 30, 1998. Salaries decreased $173,000, patent expenses $128,000, financial expenses $77,000, and public relations $69,000. The balance was for general office expenses. No marketing expenses were incurred in the nine months ended September 30, 1999 compared to $191,000 during the same period in 1998.

         Net loss decreased $2,019,000 to $692,000 in the current period, compared to $2,711,000 for the same period during 1998. The decrease in net loss was attributed to the scale down of research work on Vantox, CD Tagging, and Nutraceuticals.

         Net loss per common share decreased $0.28 to $0.09, compared to $0.37 for the same period during 1998. The lower net loss per common share was decreased following a higher number of average shares outstanding during the period.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations since inception solely through the sales of debt and equity securities. As of September 30, 1999, the Company had a working capital deficit of ($864,000) which included $4,000 of cash and cash equivalents. Net cash used in operating activities during the nine months ended September 30, 1999 was $292,000, compared to $2,670,000 for the same period during 1998. The decrease in cash used was primarily related to the lower net loss from operations as the Company scaled back its operating activities in order to conserve cash. The Company generated $36,000 of cash in investing activities during the current period, which consists of $4,000 from the sale of equipment and $32,000 from the repayment of a loan made to a former employee of the Company. This compares to $1,003,000 of cash provided by investing activities during the same period in 1998. The Company generated $136,000 from financing activities. This consists of a $100,000 short-term loan repayable in full with interest in March 2000. The loan carries interest at 10% and is secured by a general pledge of the assets of the Company with the applicable provisions of the Uniform Commercial Code and an additional $10,000 loan payable with interest in June 2000 or convertible, at the option of the holder, into common stock of the Company. On August 17, 1999, the Company entered into an amendment to the security agreement executed as of March 22, 1999, allowing the Company to borrow up to an additional $150,000.00. The Company also borrowed an additional $6114.00 pursuant to three (3) promissory notes in the amount of $2038.00 bearing interest at the rate of 10% per annum with principal and interest due and payable on December 31, 1999, each in favor of Sheldon S. Hendler, M.D., Ph.D., Dennis J. Carlo, Ph.D., and Nolan E. Penn, Ph.D., all of who are members of the Board of Directors of the Company.

         On July 29, 1999, the Company entered into an agreement for a private placement of Common Stock in the amount of $40,600. The stock was priced at $.34 per share.

         On October 20, 1999, the Company received $5000 pursuant to a letter of intent granting a first right to license the Company's proprietary Cerex product for specific applications. By the terms of the Letter of Intent, the parties have until February 17, 2000 to elect to negotiate a license agreement.

         There can be no assurance that any revenues will be realized in 1999 or that they will be significant and therefore without additional financing the Company may be unable to continue as a going concern. The Company is actively pursuing collaborations with potential partners in both the pharmaceutical and nutraceutical divisions with the objective of raising financing to enable the Company to continue operations. To date the Company does not have any commitments for financing. To date the Company has no prospects for merger or acquisition. The Company does not have any lease or other commitments. The Company does not have an existing bank line of credit or other form of revolving or renewable credit facility. There can be no assurance the Company will generate significant revenues during 1999, or that funds will be available through the public or private markets.

         It is anticipated that the Company's potential loan facility of up to $150,000 and its other financing options may enable the Company to continue operating through December 1999. If, by December 31, 1999, the Company is unable to raise significant additional financing and/or is unable to raise additional funds through strategic collaborations or other means, which appears likely, the Company will be unable to maintain its reporting status and its securites may cease to be publicly traded. If the Company is unable to raise additional funds to continue operations by December 31,1999, and the Company does not believe it will be able to raise any additional funds, it will have a material adverse impact on the business and operations of the Company, it is likely the Company will declare bankruptcy immediately after such date and discontinue all operations.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable

ITEM 2.  CHANGES IN SECURITIES

         The Company issued 101,500 shares of common stock to an accredited investor for $40,600 in July 1999. The Company relied upon the exemptions provided by Section 4(2) of the Securities Act of 1933 and appropriate legends were placed on the certificate.

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

                                        VYREX CORPORATION
                                        Registrant


                                        By:
                                            -----------------------------------
                                            Sheldon S. Hendler, M.D., Ph.D.
                                            Chief Executive Officer