Form 10KSB40
period 1999-12-31
VYREX CORP
filed 2000-04-06
CIK 933972

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                  FORM 10-K SB

/ X /    Annual Report Pursuant to Section 13 or 15(d) of the Securities
 --      Exchange Act of 1934


                   For the Fiscal Year ended DECEMBER 31, 1999

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

State the aggregate market value of the voting and non-voting common equity held by non affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock equity, as of a date within the past 60 days: $6,600,000 as of March 30, 2000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date:

Common Stock - 7,542,867 as of March 30, 2000        Warrants to purchase common
                                                     stock - 267,000 as of March
                                                     30, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

The issuer's definitive Proxy Statement for its Annual Meeting of Shareholders to be submitted to the commission on or before April 30, 2000 is incorporated by reference into Part III hereof.

Transitional Small Business Disclosure Format

Yes       No  X
   ----     ----

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

                                   THE COMPANY

         Vyrex Corporation (the "Company") is a Nevada Corporation formed in 1991. The Company is a research and development stage company seeking to discover and develop pharmaceuticals and nutraceuticals for the treatment and prevention of respiratory, cardiovascular and neurodegenerative diseases and conditions associated with aging. The Company's research has been focused on targeted antioxidant therapeutics for respiratory, neurological and cardiovascular diseases and the development of nutraceuticals for the dietary support of certain age-related conditions.

         ANTIOXIDANT DRUG PROGRAM. In the Company's opinion, Vantox-Registered Trademark- is currently its lead drug candidate. The Company's research with Vantox-Registered Trademark- indicates it may have usefulness in the treatment of asthma, ARDS, cystic fibrosis, oxygen toxicity, smoke inhalation and other respiratory diseases and conditions. Vantox-Registered Trademark- is an inhaled antioxidant intended to be used in vapor form. The Company believes certain mechanisms in the inflammatory cascade which lead to tissue damage may be mediated by free radicals. Free radicals are a by-product of oxidation, which can be damaging at high levels. Vantox-Registered Trademark- has been shown in laboratory tests to be a free radical scavenger, or "antioxidant". The Company has demonstrated Vantox-Registered Trademark-`s effects in preventing and treating oxidative lung damage in three different animal models. The models evaluated protection from lung damage induced by oxygen, paraquat and ozone. Vantox-Registered Trademark- showed protective effects in all three models. Based on this data and growing evidence that oxidative stress and inflammation may be central to the pathogenesis of asthma and other respiratory conditions, the Company believes Vantox-Registered Trademark- is an appropriate drug candidate to take forward into clinical trials. Before initiating Phase I clinical trials, the Company must complete toxicology and pharmacokinetic studies and submit an Investigational New Drug (IND) application with the U.S. Food and Drug Administration. Due to the expense of completing pre-clinical trials and conducting clinical trials, the Company is unable to fund any additional development and is seeking a joint venture with a pharmaceutical company to provide the necessary funding for further clinical development. Preliminary pre-clinical data was provided to several pharmaceutical companies to review, pursuant to confidentiality and non-disclosure agreements. To date, the Company has not received a commitment from any potential partners. There can be no assurance the Company will be successful in funding the further development of Vantox-Registered Trademark-, or that pre-clinical trials will be completed, or that clinical trials will be initiated, or if they are initiated that the trials will be completed and the Company's claims confirmed. Even if confirmed there is no assurance that it will result in the production or marketing a drug. The Company holds two patents in connection with Vantox-Registered Trademark-.

         The Company believes oxidative damage is implicated in a variety of diseases including cardiovascular, neurological and viral disorders. Based on its research in oxidative stress and antioxidants, the Company has designed several analogs and pro-drugs of Vantox-Registered Trademark- and Panavir-Registered Trademark- another drug candidate being developed by the Company. These derivatives are designed to provide improved bioavailability, oral delivery and disease targeting. In laboratory tests, some of these compounds have been shown to protect mitochondria from oxidative damage and have been shown to be potentially potent antioxidants. On the basis of these preliminary results, and the Company's view of a body of knowledge surrounding certain disorders, the Company believes these derivatives may be useful in treating Alzheimer's Disease, Parkinson's Disease, atherosclerosis, spinal cord trauma and other disorders. The Company has filed patent disclosures concerning their uses and will continue pre-clinical development as funding becomes available.

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

         In May of 1992, the Company received an Investigational New Drug allowance from the FDA for a Phase I/II human clinical trial using Panavir-Registered Trademark- to treat patients infected with the HIV virus. This phase of the Panavir-Registered Trademark- study began in July of 1992 and was completed in October of 1995. This trial examined safety, bioavailability and pharmacokinetics in a small group of patients. Results indicated that Panavir-Registered Trademark- was well tolerated and achieved targeted serum levels. CD4 counts, which normally decline in untreated AIDS patients, were stabilized, but did not show a significant increase. During 1996 and 1997, the Company synthesized new Panavir-Registered Trademark-analogs and prodrugs in an effort to improve bioavailability and the Company's proprietary position. These compounds have undergone initial pharmacologic testing and have exhibited antioxidant activity, but will require additional testing. The Company has, to date, been unable to obtain a collaborative partner or partners to continue its development and clinical program involving Panavir-Registered Trademark-.

      Ultimately, further trials will be required involving the treatment of at least several hundred patients with Panavir-Registered Trademark- alone, or in combination with approved drugs. There can be no assurance that funding will be secured or such tests will be undertaken or completed, or that any form of Panavir-Registered Trademark- will be developed as a marketable product.

      The Company entered into an agreement with the Immune Response Corporation in 1997, to search for treatments for spinal cord and other central nervous system trauma. In June 1998 the companies agreed to amend their collaboration to include research and development of certain proprietary Vyrex compounds as potential treatments for spinal cord and central nervous system trauma. During the remainder of 1998, the companies initiated a development program to explore potential therapeutic indications of the compounds. Additional development work was undertaken in 1999. Based on the results of their preliminary work, the companies have been seeking a pharmaceutical partner or outside financing source to provide funding for further development and commercialization of the compounds. To date the companies have been unable to obtain a strategic alliance with a pharmaceutical partner and have been unable to secure any additional funding from other sources.

      NUTRACEUTICALS. The nutraceutical market includes nutritional supplements and foods, which may deliver health benefits beyond basic nutrition. Consumer research seems to indicate consumers may seek out nutritional supplements provided they are backed by reliable science, and that many consumers prefer to receive their health benefits through foods rather than through pills. There are a large number of companies competing in the market to provide nutraceuticals to consumers. The Company's research programs were, most recently being directed at developing proprietary formulas of nutritional supplements targeted at consumer health concerns and the development of proprietary supplements (Pronutrients-TM-) which may be marketed as single line supplements, in multi-formulations and in foods. The Company currently has a pipeline of proprietary nutraceutical compounds in varying stages of development.

      During 1997 the Company entered into an agreement with Retired Persons Services, Inc. (RPS), which administers the AARP Pharmacy Service, to design and market four nutritional supplement products. The Company completed pilot production of these potential products with contract manufacturers and conducted stability and safety studies. The Company agreed to license these initial four formulas to RPS and allow RPS to manufacture and market the products. Pursuant to its agreement with RPS the Company is to receive a royalty from RPS based upon a percentage of RPS' sales of the products. The Company has granted RPS exclusive rights to market these potential products in the U.S. All products were launched for national distribution by RPS in January 1999 and were featured in the AARP Pharmacy Service catalogue, which was mailed to all catalogue subscribers in late January. In addition the products are being marketed through inclusion on the AARP Pharmacy Service Internet web site. Pursuant to the agreement between Vyrex and RPS, the Company is to be provided reports for purposes of royalty accounting on a quarterly basis. The Company is entitled to a royalty in the amount of 15% of gross product sales. Total reported sales by RPS for all four products through December 31, 1999, was $473,935. There can be no assurance that a significant market will develop for the products or that any products will continue to be sold or produce any revenue for the Company.

      In early 1998, the Company entered into an agreement with Uncle Ben's, Inc. to jointly develop "Wellness Foods". Wellness foods are proposed foods designed to offer health benefits beyond basic nutrition. Pursuant to an Agreement with Uncle Ben's several steps were completed in 1998, including investigation of regulatory issues, prosecution of the Company's patent position and certain animal studies. The preliminary agreement entered into in 1998 lapsed and there are no current discussions underway with regard to any subsequent agreement. There can be no assurance that any further discussions will be undertaken with Uncle Ben's, Inc. or that any further agreement will ever be reached.

         GENE DISCOVERY. The Company reviewed its gene and protein discovery programs during 1999, including CD-Tagging-TM-, and due to competitive technology made a decision to terminate the gene discovery program in its entirety.

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

      JONATHAN W. JARVIK, PH.D. In January 1996, the Company entered into license agreements with Jonathan W. Jarvik, Ph.D. ( Jarvik Agreement ) pursuant to which Dr. Jarvik granted the Company a 99 year exclusive world-wide license to develop and market certain technology, processes and potential products relating to gene research methods discovered by Dr. Jarvik called CD-Tagging-TM- and epitope tagging. As a result of its decision to terminate its gene discovery program in 1999, the Company terminated all of its license agreements with Dr. Jarvik for CD-Tagging and Epitope Tagging Technologies and returned all rights to the technologies.

      DUSAN MILJKOVIC, PH.D. In October 1997, the Company entered into a License Agreement with Dusan Miljkovic, Ph.D. ("Miljkovic Agreement") pursuant to which Dr. Miljkovic granted the Company an exclusive worldwide license to develop, manufacture and sell certain proprietary nutraceutical compositions. Dr. Miljkovic originally filed a provisional patent application covering the compounds, and subsequently filed a further United States patent application. Pursuant to the agreement, the Company is responsible for all costs and expenses in connection with obtaining patent protection. In the case of licensed products sold as bulk compounds or stand-alone supplements, Dr. Miljkovic will receive royalties in the amount of 2.5% of gross proceeds up to $1 million; 1.75% of gross proceeds of between $1.0 million and $5.0 million and 1% of gross proceeds in excess of $5 million. In the case of licensed products sold as a component of a supplement formulation, Dr. Miljkovic will receive royalties according to the preceding schedule based on 34% of gross revenues. The License Agreement may be terminated by Dr. Miljkovic or the Company under certain circumstances. In addition, there can be no assurance that the Company will be in a position to meet its annual minimum license fee and thereby maintain any rights to the covered compound. During 1998 the Company continued development of the compounds licensed from Dr. Miljkovic. The Company was notified in 1999 that all claims set forth in Dr. Miljovic's United States and PCT patent applications were allowed. During 1999, the Company sought potential collaborative partners to produce and market the proprietary compounds covered by the patent. The Company has not, to date, entered into agreements with potential partners but is continuing its effort to do so. There can be no assurance that the Company will enter into any collaborative agreement to further develop or market any of these products.

      THE IMMUNE RESPONSE CORPORATION. During 1997, the Company entered into an agreement with The Immune Response Corporation to search for treatments for spinal cord and other central nervous system trauma. The Immune Response Corporation is a Carlsbad, California-based biopharmaceutical company involved with research in T-cell therapy, molecular biology and gene therapy. The collaboration is focusing on an effort to discover proteins and small molecules, which may lead to the development of drugs for the treatment of central and peripheral nervous system injury. The companies have agreed to share equally the ownership of potential proprietary discoveries within the scope of the collaboration. In 1998 the companies agreed to amend their collaboration to include research and development of certain proprietary Vyrex compounds. In 1999, the companies continued to seek a pharmaceutical partner or outside financing for further development and commercialization of technology arising from the collaboration. To date the companies have been unable to obtain a pharmaceutical partner or any funding to further develop the proprietary compounds. There can be no assurance that the companies will be able to secure any funding in the future for this project, and , in the absence of a collaborative partnership or additional funding, the project may be terminated.

      UNCLE BEN'S, INCORPORATED. On January 22, 1998, the Company entered into an exclusive development agreement with

Uncle Ben's, Incorporated to develop wellness foods for human and animal consumption. In early 1998, the Company entered into an agreement with Uncle Ben's, Inc. to jointly develop "Wellness Foods". Wellness foods are proposed foods designed to offer health benefits beyond basic nutrition. Pursuant to an Agreement with Uncle Ben's several steps were completed in 1998, including investigation of regulatory issues, prosecution of the Company's patent position and certain animal studies. The preliminary agreement entered into in 1998 lapsed and there are no current discussions underway with regard to any subsequent agreement. There can be no assurance that any further discussions will be undertaken with Uncle Ben's, Inc. or that any further agreement will ever be reached.

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

      A United States Patent was issued in 1995 directed to certain methods for delipidation of skin or hair through the use of cyclodextrin and cyclodextrin derivative preparations such as hydroxypropyl cyclodextrin. This patent is also directed to cerumen removal methods involving introduction of cyclodextrins to the ear canal resulting in the removal of ear wax and related substances. This patent has been assigned to the Company. This patent describes the proprietary technology of the Company underlying its proposed Cerex-Registered Trademark- products.

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

      A United States Patent was issued in 1997 directed to a certain method for producing tagged genes, transcripts and proteins related to the Company's CD-Tagging-TM- technology. Vyrex terminated its license covering CD-Tagging in conjunction with its decision to terminate its gene discovery program and reconveyed all rights therein to Dr. Jarvik

         A United States Patent was issued in 1998 directed to the use of cyclodextrins to complex urushiols to protect against and to treat irritation arising from exposure to urushiols. This patent has been assigned to the Company and relates to the proposed Vyderm-TM- products.

         A United States Patent was issued in 1999 relating to compounds, compositions, uses and methods for inhibiting viral and retroviral replication and for treating viral and retroviral infections via the administration of various compounds, including antioxidants. This patent has been assigned to the Company and relates to the proposed Panavir-Registered Trademark- products.

      The Company has patent applications pending in the United States and there have been foreign counterparts filed for certain of the Company's patent applications. One of the U.S. patent applications and certain foreign patent filings are jointly owned by the Company and Biodor U.S. Holding. Pursuant to the Jarvik Agreement the Company was also responsible for processing the patent application pending in the name of Dr. Jarvik regarding a CD Tagging-TM- method. The Company has filed U.S. and foreign patent applications in the name of Dr. Jarvik covering the universal epitope technology. Pursuant to the Jarvik License Agreement, the Company was responsible for fees and costs associated with the patent applications covering the universal epitope technology. Pursuant to the Company's termination of all license agreements with Dr. Jarvik, the Company has no further obligations with regard to any costs of fees associated with U.S. or foreign filing or prosecution of any patent matters involving CD-Tagging or Epitope-Tagging .

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

      Although the Company seeks patent protection for its proprietary technology and potential products in the United States and in foreign countries, the patent positions of biotechnology and pharmaceutical firms, including the Company, are generally uncertain and involve complex legal and factual questions. Consequently, the Company does not know whether any of the patent applications pending, or the unfiled patent applications which it is considering will result in the issuance of any patents, whether the patents which it owns will provide significant proprietary protection, or whether they will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents issue, and publication of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months, at the time of filing a patent application or during the research phase prior to application the Company can not be certain it will be deemed the first creator of inventions covered by any future patent applications or that it will be deemed the first to file patent applications for such inventions. There can be no assurance all United States or foreign patents that may pose a risk of infringement can or will be identified. If the Company is unable to obtain a license(s) where it may have infringed on other patents, it could encounter delays in product market introductions while it attempts to design around such intellectual property rights, or could find that the development, manufacture or sale of potential products requiring such licenses could be prevented. In addition, the Company could incur substantial costs in defending against suits brought against it in connection with such intellectual property rights or prosecuting suits which the Company may bring against other parties to protect its intellectual property rights. Competitors or potential competitors may have filed applications for, or have received patents and may obtain additional patents and proprietary rights relating to, compounds or processes competitive with those of the Company. See "Business ) Competition."

      The prosecution and maintenance of U.S. and foreign patent matters is expensive and may require the commitment of significant funds to maintain its existing patents and patent applications or prosecute, or file, new patent applications. The Company can make no assurance that it will be able to maintain existing patents and patent applications or prosecute new patent applications unless it is able to obtain significant funding in the future.

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

      The protection of intellectual properties owned by technology firms, including the Company is subject to uncertainty and involves complex legal and factual questions. The degree of future protection for the Company's proprietary technology rights is therefore uncertain. There can be no assurance the Company's efforts to protect its intellectual property will prove to be adequate. See "Risk Factors Patents and Proprietary Rights."

TRADEMARKS

      The Company owns trademarks registered with the United States Patent and Trademark Office ( USPTO ) for the names

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

      The prosecution and maintenance of trademark matters is expensive and may require the commitment of significant funds to maintain its existing trademarks and trademark applications, or prosecute, or file, new trademark applications. The Company can make no assurance that it will be able to maintain existing trademarks and trademark applications or prosecute new trademark applications unless it is able to obtain significant funding in the future.

EMPLOYEES

      On December 31, 1999, the Company employed three individuals, one in an executive position, and two in administration. In an effort to reduce operating expenses as well as terminating its clinical and gene discovery programs the Company either eliminated or did not replace certain positions in the company. None of its employees are currently represented by a union or any other form of collective bargaining unit. The Company is not contemplating but may hire an undetermined number of new employees over the next 12 to 24 months, should the Company obtain additional funding and expand its activities. The Company's success will depend in large part upon its ability to raise additional capital and maintain operations.

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

SOURCES OF SUPPLY

      The principal raw materials used in the Company's proposed products, have been obtained from several large chemical suppliers. If and when the Company begins production on a commercial scale, its use of raw materials will significantly increase. The Company could experience raw material shortages which, in turn, could affect its ability to produce products. The Company may, from time to time, rely on a single supplier for one or more of the raw materials and may represent a significant portion of any such supplier's total output. Although the Company believes there are and will continue to be alternative sources for each of its anticipated raw materials, there can be no assurance this will be the case or that the qualification of additional vendors will not delay the Company's ability to manufacture products. The Company does not have any contracts with any suppliers of the raw materials used in the development of its proposed products.


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

EARLY STAGE OF DEVELOPMENT; ABSENCE OF PRODUCTS

       The Company is in the development stage. It has not completed the development of any product and, accordingly, has not begun to generate revenues from operations. Most of the Company's proposed pharmaceutical products will require significant additional research and development, including in the majority of cases extensive preclinical and clinical testing, before the Company will be able to apply for FDA approval. There can be no assurance the Company can sustain any significant research and development efforts, that such efforts, if undertaken, will be successful, that any of the Company's potential pharmaceutical products under development will prove to be safe and effective in clinical trials, that the Company will be able to obtain FDA approval for any of its proposed pharmaceutical products, that any such proposed pharmaceutical products can be manufactured at acceptable cost and with appropriate quality, or that any such proposed products, if they do receive regulatory approval, can be successfully marketed. The Company cannot predict when, if ever, it will begin to market any proposed pharmaceutical products which may not occur for a number of years. The Company is also attempting to develop nutraceutical products which the Company believes may be sold before any of its proposed pharmaceutical products will be sold. However, as of December 31, 1999, no nutraceutical products have completed testing or been sold, with the exception that in January 1999, RPS commenced commercial sale of the products under license from Vyrex. There can be no assurance such products will complete testing, achieve consumer acceptance or generate any revenue. There can be no assurance that the Company can successfully complete the product development required to initiate its strategies with regard to nutraceutical products or to successfully market any nutraceutical product. There can be no assurance that RPS will continue to market the Company's products or that the Company will receive any significant revenue as a result of RPS' sales.

NO OPERATING REVENUES; ACCUMULATED DEFICIT; EXPECTATION OF FUTURE LOSSES

       The Company has experienced significant operating losses since its inception in 1991. As of December 31, 1999 the Company had a deficit accumulated in the development stage of $12,702,000. The Company expects to incur substantial additional rating losses over the next several years and expects cumulative losses to increase assuming the Company's research and development efforts and clinical trials expand. The Company did not earn significant revenues from operations. The development of the Company's proposed pharmaceutical products will require the commitment of substantial resources to prepare and submit applications to the FDA, and to conduct research, preclinical and clinical trials, and for both its proposed pharmaceutical and nutraceutical products the Company must either establish commercial scale manufacturing processes and facilities or contract for such manufacturing facilities, and to establish additional quality control, regulatory, marketing, sales and administrative capabilities. There can be no assurance the Company will be successful in these endeavors, especially in light of the high failure rate of development stage pharmaceutical and nutrition companies with limited resources. There can be no assurance the Company will not incur substantial and continuing net losses beyond the next several years or that the Company will ever reach profitability. Furthermore, there can be no assurance the Company will apply for or obtain regulatory approvals, enter into arrangements with third parties for product development and commercialization, or successfully market or license any products. To achieve profitable operations, the Company, alone or with others, must successfully identify, develop, manufacture and market its proprietary products or technologies. There can be no assurance the Company will be able to accomplish these tasks. Significant delays in any of these matters could materially adversely impact the Company.

FUTURE CAPITAL REQUIREMENTS; UNCERTAINTY OF ADDITIONAL FUNDING

       Substantial expenditures will be required to enable the Company to conduct existing and planned product research and development, continue the FDA application process, including conducting preclinical studies and clinical trials, and to manufacture and market its proposed products including its proposed nutraceutical products. The Company will need to raise substantial additional funds to support its long-term proposed product development and commercialization programs including its nutraceutical product development programs. The Company has no established bank financing arrangements and it is not anticipated the Company will secure any bank financing in the foreseeable future. Therefore, it is likely the Company will need to seek additional financing through subsequent future public or private sales of its securities, including equity and debt securities. The Company may also seek funding for the development and marketing of its proposed products through strategic alliances and other arrangements with corporate partners. There can be no assurance such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to the Company, if at all. Any such additional financing may result in significant dilution to existing stockholders. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its potential product development and drug and nutraceutical discovery programs, halt operations, or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, potential product candidates or potential products that the Company would not otherwise relinquish. The Company has made a strategic decision to commercialize its existing technologies, and has placed new technology research and development on hold until such time as revenues, if any, from its existing technology generate sufficient cash to warrant additional new research. To date, the Company's existing technology has not generated any significant revenue and there can be no assurance such revenue will be realized. The Company's future cash position will be affected by results of research and development, pre-clinical studies and clinical trials, nutraceutical product development and marketing costs, relationships with corporate partners, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the regulatory approval process and other factors.

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

DEPENDENCE UPON KEY PERSONNEL

         The Company's success in developing marketable products and achieving a competitive position will depend, in large part, on its ability to attract and retain qualified scientific and management personnel and in particular, to retain Dr. Sheldon S. Hendler. The proprietary technology which has been transferred to the Company was primarily developed by Dr. Hendler. The Company does not currently maintain life insurance on Dr. Hendler, who is the largest stockholder in the Company. The loss of Dr. Hendler or other scientists and management personnel would likely have a material adverse impact on the business and operations of the Company. The shortage of operating cash, together with the short term strategy to commercialize existing technology resulted in a reduction of the workforce during the second half of 1998. In addition, salaries to management and science staff were deferred until such time as the Company has the funds to fund the payroll. As of December 31, 1999 deferred payroll amounted to approximately $558,000. As of December 31, 1999, there were three employees. One in a scientific and executive role and two in administration. The Company has been unable to retain other scientific and management personnel due to the shortage of operating cash.

RELIANCE ON COLLABORATIVE PARTNERS

       The Company has relied in the past on certain established companies interested in its technology to fund a portion of its research and development expenses. In March of 1997, the Company entered into a collaboration with The Immune Response Corporation to utilize the Company's technology, along with other technologies, to discover small molecules to develop therapies for spinal cord and other central nervous system traumas. The Company also has license agreements with Dusan Milkjovic Ph.D. and RPS. The Company anticipates that it may need to enter into collaborative arrangements with certain parties to further its development of nutraceutical and pharmaceutical products. To date the Company has not entered into any collaborative agreements with regard to the development of its proposed nutraceuticals.

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

GOVERNMENTAL REGULATION AND UNCERTAINTY OF PRODUCT APPROVALS

       The production and marketing of the Company's proposed products are subject to strict regulation by federal and state governmental authorities in the United States and in foreign countries where such potential products may be produced and marketed. In the United States, the FDA regulates, where applicable, development, testing, labeling, manufacturing, registration, notification, clearance or approval, marketing, distribution, record keeping and reporting requirements for human and animal drugs, medical devices, biologics, cosmetics and food additives. Most, if not all, of the Company's proposed products, including its proposed Panavir-Registered Trademark-, Vantox-Registered Trademark-, and other products may require FDA clearance prior to marketing. The Federal Environmental Protection Agency ("EPA") has regulations covering certain areas for some of the Company's proposed products. Comparable state and local agencies may have similar regulations. The FDA and EPA regulatory approval processes may take a number of years and both FDA and EPA regulatory approval may require the expenditure of substantial resources. The processing, formulation, packaging, labeling and advertising of the Company's proposed nutraceutical products is subject to regulation by one or more federal agencies, including the FDA, the Federal Trade Commission (the "FTC"), the Consumer Product Safety

Commission, the United States Department of Agriculture and the Environmental Protection Agency. These activities are also regulated by various agencies of the state and localities in which the Company's nutraceutical products may be sold, including without limitation the California Department of Health and Human Services, Food and Drug branch. The Nutrition Labeling and Education Act and the Dietary Supplement Act provide regulations which require that vitamin, mineral and dietary supplements labels have to provide the same basic nutritional information found on the labels on most conventional foods. The regulations also require that health claims made for vitamins, minerals and dietary supplements be scientifically valid, and mandate nutrition information found on the label to state the nutrition content per serving. Compliance with these regulations could adversely affect the Company's operations and its financial condition. There can be no assurance the production and marketing of the Company's proposed products or other potential products which may be developed by the Company in the future, if any, will satisfy then current requirements of the FDA, EPA, FTC, or comparable state, local and foreign authorities. Delays in receiving or failure to receive governmental approvals may have a material adverse impact on the Company. In addition, there can be no assurance that government regulations applicable to the Company or its proposed products or the interpretation thereof will not change and thereby prevent the Company from marketing some or all of its potential products for a period of time or permanently, or otherwise materially and adversely affect the Company. Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which the drug may be marketed. Even if such regulatory approval is obtained, a marketed drug, its manufacturer and the facilities in which the drug is manufactured are subject to continual review and periodic inspections. Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the potential product from the market, product seizures, a halt in operation and other materially adverse consequences. The Company is unable to predict the extent of adverse governmental regulation which might arise from future federal, state or foreign legislative or administrative action, or the extent of the impact of such legislative changes on the business of the Company.

DEBT SERVICE AND PENALTIES

         On March 22, 1999, the Company obtained a loan for $100,000 at 10% interest. The Company does not have any revenue to service the debt, and must obtain additional financing to pay the principal and interest on this debt when due. The loan was originally due and payable on March 22, 2000, and is secured by the general assets of the Company with applicable provisions of the Uniform Commercial Code. The principal amount of the loan was increased in August of 1999 to $160,000. The loan was renegotiated to provide that the interest only on the $100,000 was due on March 22, 2000, and was paid on time. Interest only on the $60,000 will be due and payable on August 17, 2000. The remaining principal balances with 8% interest was extended one year and will be due and payable on March 22, and August 17, of 2001. The Company does not have an existing bank line of credit or other form of revolving or renewable credit facility.

DILUTIVE AND OTHER ADVERSE EFFECTS OF OUTSTANDING OPTIONS AND WARRANTS

       Certain warrants issued in connection with private and public placement of Company's stock prior to April 1, 1996, expired on January 31, 2000., and are no longer exercisable. Under the terms of existing, options issued under the Company's stock option plan and other outstanding options, the holders thereof are given an opportunity to profit from a rise in the market price of the Common Stock with a resulting dilution in the interests of the other stockholders. The terms on which the Company may obtain additional financing may be adversely affected by the existence of such options. The holders of the options may exercise them at a time when the Company might be able to obtain additional capital through a new offering of securities on terms more favorable than those provided by the options. In addition, holders of certain Common Stock of the Company have registration rights, and the exercise of such rights may involve substantial expense to the Company.

POSSIBLE DEPRESSIVE EFFECT ON PRICE OF SECURITIES OF FUTURE SALES OF COMMON
STOCK

       Actual sales or the prospect of sales of Common Stock under Rule 144 or otherwise in the future may depress the prices of the Company's securities or any market that may develop, and also make it difficult to sell the Company's securities purchased by investors herein. There are options outstanding both pursuant to the Company's Stock Option Plan and options not pursuant to any plan which are exercisable for up to 2,323,259 shares of Common Stock. The vast majority of all of these options are currently exercisable. Exercise of any of these options would result in additional dilution to the purchaser of the shares offered herein, and exercise of any significant amount of these options will result in substantial additional dilution. Resale of shares acquired upon the exercise of these options may depress the prices of the Company's securities or make them more difficult to sell by the investors herein. The sale or availability for sale of substantial amounts of Common Stock in the public market after this offering could adversely affect the prevailing market prices of the Company's securities and could impair the Company's ability to raise additional capital through the sale of its equity securities.

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

DELISTING FROM NASDAQ STOCK MARKET

       The Company was notified that it had been delisted from the NASDAQ SmallCap Market effective with the close of business October 21, 1998. As of October 22, 1998, the company's securities commenced trading over the counter under the symbols OTC:BB - VYRX and OTC:BB - VYRXW. As a result, investors may find it more difficult to dispose of or to obtain accurate quotations as to the value of, the Company's securities.

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

         Since the Company's securities were delisted from the NASDAQ SmallCap Market and the Company has net tangible assets of less than $2,000,000 transactions in the Company's securities are subject to Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000 or $300,000 together with their spouses). For transactions covered by this Rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. Consequently, this Rule may affect the ability of broker-dealers to sell the Company's securities, and may affect the ability of Shareholders to sell any of the Company's securities in the secondary market.

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

CONTROL BY PRESENT STOCKHOLDERS; POSSIBLE DEPRESSIVE EFFECT ON THE COMPANY'S SECURITIES

       The current officers and directors of the Company may be able to elect all of the Company's directors and otherwise control the Company's operations. This concentration of ownership by the Company's officers and directors may discourage potential purchasers from seeking control of the Company through the purchase of Common Stock, and this possibility could have a depressive effect on the price of the Company's securities.

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

CURRENT PROSPECTUS AND STATE REGISTRATION REQUIRED TO EXERCISE WARRANTS

       ALL of the Company's outstanding warrants issued in connection with any private placement prior to April 1, 1996, or issued in connection with the Company's Initial Public Offering, expired on January 31, 2000, and, to the extent any such warrants were unexercised as of that date, they are no longer exercisable. With regard to any other warrants, the holders will only be able to exercise the warrants if: (i) a current prospectus under the Securities Act relating to the securities underlying the warrants is then in effect and (ii) such securities are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of the warrants reside. Although the Company has undertaken to use its best efforts to maintain the effectiveness of a current prospectus covering the securities underlying the warrants, there can be no assurance the Company will be able to do so. The warrants may have no value if a current prospectus, covering the securities issuable upon the exercise of the warrants, is not kept effective or if such securities are not qualified, or exempt from qualification, in the states in which the holders of the warrants reside.

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

PRODUCT LIABILITY; AVAILABILITY OF INSURANCE

       The design, development and manufacture of the Company's proposed products involve an inherent risk of product liability claims and associated adverse publicity. The Company obtained clinical trial product liability insurance for its Panavir-Registered Trademark- Phase I human clinical trial and intends to obtain insurance for future clinical trials of Panavir-Registered Trademark-, Vantox-Registered Trademark-, and other potential products under development, and for potential product liability associated with the commercial sale of the Company's proposed products. There can be no assurance the Company will be able to obtain or maintain insurance for any of its clinical trials or proposed commercial products. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms or at all. The Company will also be exposed to product liability claims in the event that, among other things, the use of its proposed nutraceutical products result in injury .

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

FORWARD-LOOKING STATEMENTS

       Prospective investors are cautioned that the statements in this Prospectus that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified under "Risk Factors" and elsewhere in this report or documents incorporated by reference herein.

ITEM 2.           PROPERTIES

         Vyrex Corporation leases a 2,000 square foot administrative facility located in La Jolla, California. Current monthly rental on all the facilities is approximately $2,000.

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

                                                                                  HIGH                    LOW
January 1, 1998                     March 30, 1998                                $7.00                   $5.0625
April 1, 1998                       June 30, 1998                                 $6.875                  $3.875
July 1, 1998                        September 30, 1998                            $4.25                   $0.31
October 1, 1998                     December 31, 1998                             $1.41                   $0.16
January 1,  1999                    March 30,  1999                               $0.8125                 $0.1875
April 1,  1999                      June 30,  1999                                $0.6875                 $0.3438
July 1,  1999                       September 30,  1999                           $0.4375                 $0.2812
October 1,  1999                    December 31,  1999                            $0.2812                 $0.0938

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN
                  OF OPERATION

                  THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE HEREIN

OVERVIEW

         Since its inception in January 1991, the Company has devoted substantially all of its efforts and resources to research and development related to the study of biological oxidation and antioxidation directed to the development of potential therapeutic products for the treatment of various diseases and conditions. Currently the Company's research focuses mainly on targeted antioxidant therapeutics and nutraceuticals. The Company is a development stage company, has never generated any substantial revenue from product sales and has relied primarily on equity financing, licensing revenues, and various debt instruments for its working capital. The Company has been unprofitable since its inception.

         With the ever increasing difficulty of biotechnology companies being able to raise funds in the capital markets, the Company has and is continuing to seek collaborative partners to license its existing technology with a view to raising funding. In addition the Company's short term strategy will be to continue efforts to commercialize existing technology and to selectively defer research and development activity until such time as the Company has adequate operating funds. During 1999 the Company continued to close down its research facilities and projects and further scaled back staff in all areas, as well as reducing other operating expenses. The net loss for 1999 amounted to $789,000 compared to $3,388,000 in 1998. As of December 31, 1999 the
Company's accumulated deficit was approximately $12,702,000.

         The Company's business is subject to significant risks, including the risks inherent in its research and development efforts, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and competition from other biotechnology companies. See "Risk Factors."

YEAR 2000 EXPOSURE


         The Company has determined that it did not need to modify or replace significant portions of its hardware or software so that its computer systems will function properly with respect to the Year 2000 issue. The vendor of the Company's accounting system confirmed that the software used by the Company was Year 2000 compliant. The other automated systems are used primarily for non-essential word processing and spreadsheet work. The automated systems are supported by a staff member with additional support being provided by an outside consultant. The Company suffered no adverse incidents related to the Year 2000 and believes there was no adverse effect on the Company's core business operations due to non-Year 2000 compliance of customers, suppliers, and financial institutions.

RESULTS OF OPERATIONS

         YEARS ENDED DECEMBER 31, 1999 AND 1998

         The Company started earning royalty income in 1999. Royalty income for the first year was $71,000 from the sale of four nutritional formulations by the Retired Persons Services, Inc. The Company is entitled to a royalty of 15% on the sale of this formulation. In addition, the Company earned $6,600 in license fees. A license fee of $1,600 was earned in 1998.

         There has been a drastic decrease in operation expenses due to the Company's decision to discontinue its genomics program and terminate its licenses for Epitope Tagging and CD-Tagging technology. In addition, administrative expenses were reduced mid year with the resignation of the Chief Financial Officer and the Executive Vice President and General Counsel due to funding constraints.

         Research and development expenses decreased $1,484,000 to $295,000 in 1999 compared to $1,779,000 in 1998. The decrease in research and development expenses is attributed to the fact that there were no consulting services during this period and no compensation expenses incurred compared to $258,000 and $394,000 respectively in 1998. Salary expenses decreased $464,000 and purchased services decreased $191,000.

         No marketing and selling expenses were incurred during 1999 compared to $207,000 in 1998. General and administrative expenses decreased $881,000 to $563,000 in 1999 compared to $1,444,000 in 1998. Salaries decreased $255,000, patent expenses $149,000, financial expenses $95,000, and public relations $69,000.

         Net loss decreased $2,599,000 to $789,000 during 1999 compared to $3,388,000 in 1998. Basic and diluted loss per share decreased $0.35 to $0.11 during 1999 compared to $0.46 in 1998. The lower net loss per common share is due to the increase in weighted average shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operation since inception through the sale of debt and equity securities. As of December 31, 1999, the Company had a working capital deficit of ($755,000) compared to a working capital deficit of $275,000 at December 31, 1998. The decrease in working capital is the result of the Company's operating loss.

         For the twelve months ended December 31, 1999, the Company used $330,000 of cash in operating activities, compared to $2,975,000 during 1998. The decrease in cash usage was primarily related to decreases in salaries, consulting fees and other expenses. In addition salaries to management and science staff were deferred until such time as the Company has the funds to fund the payroll. As of December 31, 1999 deferred payroll amounted to approximately $558,000.

         The Company generated $36,000 and $1,013,000 of cash in investing activities during 1999 and 1998, primarily from the sale of short term investments. The Company generated $217,000 of cash in financing activities during 1999. The Company sold $41,000 of common stock in 1999 and obtained loans in the amount of $176,000.

         While the Company may have revenues during 2000, it is not anticipated that they will be significant and therefore without additional financing it is uncertain whether the Company can continue as a going concern. The Company is actively pursuing collaborations with potential partners in both the pharmaceutical and nutraceutical divisions with the objective of raising financing to enable the Company to continue operations. As of March 30, 2000 the Company raised $270,000 through the private sale of securities. The Company does not currently have any other commitments for financing. On March 22, 1999, the Company obtained a loan for $100,000 at 10% interest. The Company does not have any revenue to service the debt, and must obtain additional financing to pay the principal and interest on this debt when due. The loan was originally due and payable on March 22, 2000, and is secured by the general assets of the Company with applicable provisions of the Uniform Commercial Code. The principal amount of the loan was increased in August of 1999 to $160,000. The loan was renegotiated to provide that the interest only on the $100,000 was due on March 22, 2000, and interest only on the $60,000 will be due and payable on August 17, 2000. The March 22, 2000 interest payment was paid within the prescribed terms. The remaining principal balances with 8% interest was extended one year and will be due and payable on March 22, and August 17, of 2001. It is anticipated that the $270,000 raised will enable the Company to continue operating until the fall of 2000. Additional funds will have to be raised by that time to enable the Company to continue operations. The Company does not have any lease or other commitments. The Company does not have an existing bank line of credit or other form of revolving or renewable credit facility. There can be no assurance the Company will generate revenue during 2000, or that funds will be available through the public or private markets.

PLAN OF OPERATION

         The Company is currently operating with a new Board of Directors and a new Chief Executive Officer, G. Dale Garlow. During the 12 month period following the balance sheet date, the Company intends to focus substantially all of its efforts and resources on selective clinical studies and marketing its existing products. Most of these efforts will involve development of strategic relationships with other partners to develop and market the Company's products. The Company will also continue discussions with potential collaborative partners concerning development, manufacture and marketing of anti-oxidant pharmaceutical compounds, and nutraceuticals.

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

ITEM 7a.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

On April 21, 1999, Ernst & Young LLP resigned as independent auditors of Vyrex Corporation. On April 22, 1999, Vyrex Corporation engaged J.H. Cohn, LLP to succeed Ernst & Young LLP as independent auditors.

Ernst & Young's report on the financial statements for the past two years, included in the financial statements filed with the Company's Form 10-KSB for the year ending December 31, 1998, includes limitations based on the assumption that the Company will continue as a going concern. Other than the uncertainty inherent in the going concern assumption, such financial statements did not contain an adverse opinion or a disclaimer of opinion nor was it modified as to uncertainty, audit scope or accounting principles. The prior financial statement report of Ernst & Young, included in the financial statements filed with the Company's Form 10-KSB for the year ending December 31, 1997, did not contain any limitation based on the Company's ability to continue as a going concern.

The board of directors of Vyrex Corporation approved the change in independent auditors.

There were no disagreements between the Company and Ernst & Young LLP, within the two-year period ended December 31, 1998, and the interim period of January 1, 1999 through April 21, 1999, on matters of accounting principles or practices, financial statement disclosure or auditing scope of procedure.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by Item 9 of Form 10-K SB is incorporated by reference to the information contained in the section captioned "Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" in the Registrants definitive proxy statement for the Annual Meeting of Shareholders ("Proxy Statement") to be filed with the Commission on or before April 30, 2000.

ITEM 10.          EXECUTIVE COMPENSATION.

The information required by Item 10 of Form 10-K SB is incorporated by reference to the information contained in the section captioned "Executive Compensation" in the Proxy Statement to be filed with the Commission on or before April 30, 2000.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

The information required by Item 11 of Form 10-K SB is incorporated by reference to the information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement to be filed with the Commission on or before April 30, 2000.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 12 of Form 10-K SB is incorporated by reference to the information contained in the section captioned "Certain Relationships and Related Transactions" in the Proxy Statement to be filed with the Commission on or before April 30, 2000.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit 23.1:  Consent of J. H. Cohn LLP, Independent Public Accountants.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            VYREX CORPORATION
                                            Registrant


                                            By: /s/ G. DALE GARLOW
                                                ------------------------------
                                                G. Dale Garlow
                                                Chief Executive Officer,


         In accordance with the Exchange Act, this Report has been SIGNED by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         SIGNATURE                 TITLE                   DATE

/s/SHELDON S. HENDLER           Director                   March 29, 2000
--------------------------
Carl M. Lewis


/s/G. DALE GARLOW               Director                   March 29, 2000
--------------------------


/s/RICHARD G. MCKEE, JR.        Director                   March 29, 2000
--------------------------

                                VYREX CORPORATION
                          ANNUAL REPORT ON FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 1999
                                  EXHIBIT INDEX

EXHIBIT NUMBER         DESCRIPTION
3.1                    BYLAWS *(1)

4.1                    ATTACHED AS EXHIBIT 3.1

23.1                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

(1) Incorporated by reference to Exhibit 3 to the Company's Form SB-2 filed December 1, 1995.

                                Vyrex Corporation
                        (a development stage enterprise)





                          Index to Financial Statements

Report of J.H. Cohn LLP, Independent Public Accountants.....................F-2
Balance Sheets..............................................................F-3
Statements of Operations....................................................F-4
Statements of Stockholders' Deficiency......................................F-5
Statements of Cash Flows....................................................F-7
Notes to Financial Statements...............................................F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Vyrex Corporation


We have audited the accompanying balance sheet of VYREX CORPORATION (a development stage enterprise) as of December 31, 1999, and the related statements of operations, stockholders' deficiency and cash flows for the year then ended, and for the period from January 2, 1991 (inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the years ended December 31, 1998, 1997 and 1996, were audited by other auditors whose report dated March 15, 1999 (except as to Note 10 to the 1998 financial statements for which the date was March 29, 1999), expressed an unqualified opinion and included an explanatory paragraph discussing uncertainty regarding Vyrex Corporation's ability to continue as a going concern. Total revenues and net losses for the three years ended December 31, 1998, 1997 and 1996 were $1,600 and $8,504,866, respectively. Our opinion on the statements of operations, stockholders' deficiency and cash flows for the period from January 2, 1991 (inception) through December 31, 1999, insofar as it relates to amounts for the years ended December 31, 1998, 1997 and 1996, is based solely on the report of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Vyrex Corporation (a development stage enterprise) at December 31, 1999, and its results of operations and cash flows for the year then ended and for the period from January 2, 1991 (inception) through December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses, has a working capital deficiency and a net capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

                                                              J.H. COHN LLP


San Diego, California
March 22, 2000

                                Vyrex Corporation
                        (a development stage enterprise)

                                 Balance Sheets

                                                                                      DECEMBER 31
                                                                                1999              1998
                                                                          ------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                 $      3,184          $80,007
   Other assets                                                                                     24,979
                                                                          ------------------------------------
Total current assets                                                                3,184          104,986

Furniture and equipment, net of accumulated depreciation of
  $132,425 in 1999 and $107,037 in 1998                                            41,591           79,903

Notes receivable from related parties                                                               32,117

Patents, trademarks and copyrights, net of accumulated
   amortization and impairment charges totaling $140,219
   in 1999 and 1998                                                                     -                -
                                                                          ------------------------------------
Total assets                                                                 $     44,775         $217,006
                                                                          ====================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Accounts payable and accrued liabilities                                  $    713,183     $    279,570
   Deferred revenue                                                                28,910          100,000
   Notes payable to related parties                                                16,114
                                                                          ------------------------------------
Total current liabilities                                                         758,207          379,570

Notes payable                                                                     160,000                -
                                                                          ------------------------------------
Total liabilities                                                                 981,207          379,570
                                                                          ------------------------------------

Commitments and contingencies

Stockholders' deficiency:
   Preferred stock, $.001 par value; 10,000,000 shares authorized; none
     issued                                                                             -                -
   Common stock, $.001 par value; 50,000,000 shares authorized; 7,542,867 and 7,423,455 issued and outstanding in 1999 and 1998, respectively
                                                                                    7,543            7,423
   Additional paid-in capital                                                  11,820,638       11,743,078
   Deficit accumulated during the development stage                           (12,701,613)     (11,913,065)
                                                                          ------------------------------------
Total stockholders' deficiency                                                   (873,432)        (162,564)
                                                                          ------------------------------------
Total liabilities and stockholders' deficiency                               $     44,775     $    217,006
                                                                          ====================================

SEE ACCOMPANYING NOTES.

                                Vyrex Corporation
                        (a development stage enterprise)

                            Statements of Operations


                                                                                             CUMULATIVE
                                                          YEARS ENDED DECEMBER 31               FROM
                                                          1999               1998             INCEPTION
                                                  ------------------------------------------------------------

Licensing and royalty revenue                        $        77,690    $          1,600    $       389,290
                                                  ------------------------------------------------------------

Operating expenses:
   Research and development                                  294,502           1,779,009          6,414,221
   Marketing and selling                                                         206,523            428,093
   General and administrative                                562,974           1,436,353          5,300,751
                                                  ------------------------------------------------------------
Total operating expenses                                     857,476           3,421,885         12,143,065
                                                  ------------------------------------------------------------

Loss from operations                                        (779,786)          3,420,285        (11,753,775)
                                                  ------------------------------------------------------------

Other income (expense):
   Interest income                                               321              65,748            464,527
   Gain (loss) on disposal of fixed assets                     1,137              (7,366)            (6,229)
   Interest expense                                          (10,220)            (26,509)           (56,236)
   Charge from issuance of stock options
     for bridge financing                                          -                   -         (1,349,900)
                                                  ------------------------------------------------------------
Total other income (expense)                                  (8,762)             31,873           (947,838)
                                                  ------------------------------------------------------------

Net loss                                             $      (788,548)        $(3,388,412)   $   (12,701,613)
                                                  ============================================================

Net loss per share - basic and diluted               $         (0.11)      $       (0.46)    $        (1.96)
                                                  ============================================================
Shares used in per share computations                      7,474,491           7,357,211          6,483,562
                                                  ============================================================

SEE ACCOMPANYING NOTES.

                                Vyrex Corporation
                        (a development stage enterprise)

                     Statements of Stockholders' Deficiency

                       From inception to December 31, 1999



                                                                                    COMMON STOCK
                                                                         ------------------------------------
                                                                              SHARES            AMOUNT
                                                                         ------------------------------------
   Issuance (at $.002 per share) for acquisition of technology
     retroactively reduced for 150,000 shares returned and retired on         3,350,000           $3,350
     October 1, 1995
   Issuance (at $.002 per share) for cash                                       500,000              500
   Issuance (at $1.00 per share) for cash                                       800,000              800
   Issuance as compensation (at $1.00 per share)                                 32,500               33
   Issuance (at $2.00 per share) upon conversion of note payable                100,000              100
   Issuance (at $3.00 per share) for cash, net of issuance costs of              33,000               33
     $4,086
   Net loss                                                                           -                -
                                                                         ------------------------------------
Balance at December 31, 1993                                                  4,815,500            4,816
   Issuance (at $3.00 per share) for cash, net of issuance costs of              99,000               99
     $21,000
   Issuance (at $3.00 per share) in lieu of finder's fee                          7,000                7
   Issuance (at $3.00 per share) in lieu of finder's fee                          5,000                5
   Issuance (at $3.00 per share) for cash, net of issuance costs of              24,990               25
     $41,844
   Net loss                                                                           -                -
                                                                         ------------------------------------
Balance at December 31, 1994                                                  4,951,490            4,952
   Issuance (at $3.00 per share) for cash, net of issuance costs of             149,940              150
     $46,976
   Issuance (at $3.00 per share) in settlement of account payable                 6,041                6
   Issuance (at par value) as compensation for services related to prior
     issuances of common stock                                                   83,000               83
   Issuance (at $3.00 per share) as compensation for services related to         13,334               13
     offering
   Issuance (at $3.00 per underlying share) of options for 450,000
     shares as compensation for arranging bridge financing                            -                -
   Net loss                                                                           -                -
                                                                         ------------------------------------
Balance at December 31, 1995                                                  5,203,805            5,204
   Proceeds from initial public offering (at $6.50 per unit), net of
     issuance costs of $1,135,453                                             1,057,097            1,057
   Sale of option to purchase 300,000 shares at $3.00 per share                       -                -
   Exercise of stock options (at $3.00 per share) for cash                      300,000              300
   Conversion of notes payable and related accrued interest (at $3.00            86,015               86
     per share)
   Exercise of stock options (at $.00022 per share) for cash                    450,000              450
   Issuance of units as compensation for legal services (at $4.55 per            24,292               24
     share)
   Net loss                                                                           -                -
                                                                         ------------------------------------
Balance at December 31, 1996                                                  7,121,209            7,121


                                                                                             DEFICIT
                                                                                           ACCUMULATED         TOTAL
                                                                          ADDITIONAL       DURING THE      STOCKHOLDERS'
                                                                           PAID-IN         DEVELOPMENT         EQUITY
                                                                           CAPITAL            STAGE         (DEFICIENCY)
                                                                        ----------------------------------------------------
   Issuance (at $.002 per share) for acquisition of technology
     retroactively reduced for 150,000 shares returned and retired on    $     3,350         $         -   $        6,700
     October 1, 1995
   Issuance (at $.002 per share) for cash                                        500                                1,000
   Issuance (at $1.00 per share) for cash                                    799,200                   -          800,000
   Issuance as compensation (at $1.00 per share)                              32,467                   -           32,500
   Issuance (at $2.00 per share) upon conversion of note payable             199,900                   -          200,000
   Issuance (at $3.00 per share) for cash, net of issuance costs of           94,881                   -           94,914
     $4,086
   Net loss                                                                        -          (1,085,932)      (1,085,932)
                                                                        ----------------------------------------------------
Balance at December 31, 1993                                               1,130,298          (1,085,932)          49,182
   Issuance (at $3.00 per share) for cash, net of issuance costs of          275,901                   -          276,000
     $21,000
   Issuance (at $3.00 per share) in lieu of finder's fee                      20,993                   -           21,000
   Issuance (at $3.00 per share) in lieu of finder's fee                      14,995                   -           15,000
   Issuance (at $3.00 per share) for cash, net of issuance costs of           33,101                   -           33,126
     $41,844
   Net loss                                                                        -            (467,683)        (467,683)
                                                                        ----------------------------------------------------
Balance at December 31, 1994                                               1,475,288          (1,553,615)         (73,375)
   Issuance (at $3.00 per share) for cash, net of issuance costs of          402,694                   -          402,844
     $46,976
   Issuance (at $3.00 per share) in settlement of account payable             18,117                   -           18,123
   Issuance (at par value) as compensation for services related to prior
     issuances of common stock                                                   (83)                  -                -
   Issuance (at $3.00 per share) as compensation for services related to      39,989                   -           40,002
     offering
   Issuance (at $3.00 per underlying share) of options for 450,000
     shares as compensation for arranging bridge financing                 1,349,900                   -        1,349,900
   Net loss                                                                        -          (1,854,584)      (1,854,584)
                                                                        ----------------------------------------------------
Balance at December 31, 1995                                               3,285,905          (3,408,199)        (117,090)
   Proceeds from initial public offering (at $6.50 per unit), net of
     issuance costs of $1,135,453                                          5,734,620                   -        5,735,677
   Sale of option to purchase 300,000 shares at $3.00 per share               50,000                   -           50,000
   Exercise of stock options (at $3.00 per share) for cash                   899,700                   -          900,000
   Conversion of notes payable and related accrued interest (at $3.00        257,959                   -          258,045
     per share)
   Exercise of stock options (at $.00022 per share) for cash                    (350)                  -              100
   Issuance of units as compensation for legal services (at $4.55 per        110,505                   -          110,529
     share)
   Net loss                                                                        -          (1,820,614)      (1,820,614)
                                                                        ----------------------------------------------------
Balance at December 31, 1996                                              10,338,339          (5,228,813)       5,116,647
(CONTINUED)


                                Vyrex Corporation
                        (a development stage enterprise)

               Statements of Stockholders' Deficiency (continued)

                       From inception to December 31, 1999


                                                                                                                ADDITIONAL
                                                                                    COMMON STOCK                 PAID-IN
                                                                         ------------------------------------
                                                                              SHARES            AMOUNT           CAPITAL
                                                                         ----------------------------------------------------
Balance at December 31, 1996                                                  7,121,209       $    7,121      $ 10,338,339
   Exercise of warrants, 200 shares at $8.00 per share                              200                -             1,600
   Warrants issued in conjunction with debenture offering                             -                -            62,220
   Net loss                                                                           -                -                 -
                                                                         ----------------------------------------------------
Balance at December 31, 1997                                                  7,121,409            7,121        10,402,159
   Issuance of stock as partial consideration for placement of debentures         8,000                8            49,992
   Issuance of stock on conversion of debentures                                227,222              227           807,414
   Issuance of shares upon cashless exercise of stock options                    66,824               67           396,513
   Issuance of 375,000 stock options for services                                     -                -            87,000
   Net loss                                                                           -                -                 -
                                                                         ----------------------------------------------------
Balance at December 31, 1998                                                  7,423,455            7,423        11,743,078
     Issuance (at $.34 per share) for cash                                      119,412              120            40,480
     Issuance of 47,000 stock options for services                                                                   6,580
     Issuance of 250,000 warrants for services                                                                      30,500
     Net loss
                                                                         ----------------------------------------------------
Balance at December 31,1999                                                   7,542,867       $    7,543      $ 11,820,638
                                                                         ====================================================

SEE ACCOMPANYING NOTES.


                                                                             DEFICIT
                                                                           ACCUMULATED         TOTAL
                                                                           DURING THE      STOCKHOLDERS'
                                                                           DEVELOPMENT         EQUITY
                                                                              STAGE         (DEFICIENCY)
                                                                        ------------------------------------
Balance at December 31, 1996                                               $  (5,228,813)     $ 5,116,647
  Exercise of warrants, 200 shares at $8.00 per share                                  -            1,600
  Warrants issued in conjunction with debenture offering                               -           62,220
  Net loss                                                                    (3,295,840)      (3,295,840)
                                                                        ------------------------------------
Balance at December 31, 1997                                                  (8,524,653)       1,884,627
  Issuance of stock as partial consideration for placement of debentures               -           50,000
  Issuance of stock on conversion of debentures                                        -          807,641
  Issuance of shares upon cashless exercise of stock options                           -          396,580
  Issuance of 375,000 stock options for services                                       -           87,000
  Net loss                                                                    (3,388,412)      (3,388,412)
                                                                        ------------------------------------
Balance at December 31, 1998                                                 (11,913,065)        (162,564)
    Issuance (at $.34 per share) for cash                                                          40,600
    Issuance of 47,000 stock options for services                                                   6,580
    Issuance of 250,000 warrants for services                                                      30,500
    Net loss                                                                    (788,548)        (788,548)
                                                                        ------------------------------------
Balance at December 31,1999                                                $ (12,701,613)     $  (873,432)
                                                                        ====================================

SEE ACCOMPANYING NOTES.

                                Vyrex Corporation
                        (a development stage enterprise)

                            Statements of Cash Flows

                                                                                             CUMULATIVE
                                                          YEARS ENDED DECEMBER 31,              FROM
                                                            1999             1998            INCEPTION
                                                     ------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                               $     (788,548)   $   (3,388,412)  $  (12,701,613)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation, amortization and impairment                   35,449           160,602          302,173
     charges
   Interest receivable                                              -            17,854            3,506
   (Gain) loss on disposal of fixed assets                     (1,137)            7,366            6,229
   Issuance of compensatory notes, stock, stock
     options                                                   37,080           483,580        2,081,712
     and warrants
   Changes in operating assets and liabilities:
     Other assets                                              24,979            92,362          100,000
     Accounts payable and accrued liabilities                 433,613          (348,013)         713,187
     Deferred revenue                                         (71,090)                -          (71,090)
     Accrued interest on convertible debentures                     -                              9,041
                                                     ------------------------------------------------------
Net cash used in operating activities                        (329,654)       (2,974,661)      (9,556,855)
                                                     ------------------------------------------------------

INVESTING ACTIVITIES
Purchase of short-term investments                                                            (8,440,442)
Sale of short-term investments                                                1,025,737        8,467,931
Purchases of furniture and equipment                                            (32,291)        (209,595)
Proceeds on sale of fixed assets                                4,000             6,000           10,000
Patent, trademark and copyrights costs                                                          (133,519)
Other assets, including notes receivable from
   related parties                                             32,117            13,883           (4,202)
                                                     ------------------------------------------------------
Net cash provided by (used in) investing                       36,117         1,013,329         (309,827)
   activities
                                                     ------------------------------------------------------

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                     40,600                          7,469,808
Exercise of stock options and sale of options                                                    950,100
Proceeds from short-term loan                                                                    873,844
Proceeds from note payable                                    176,114                            576,114
Advances from potential investors                                                                100,000
Repayment of advances                                                                           (100,000)
                                                     ------------------------------------------------------
Net cash provided by financing activities                     216,714                          9,869,866
                                                     ------------------------------------------------------

Net increase (decrease) in cash and cash                      (76,823)       (1,961,332)           3,184
   equivalents

Cash and cash equivalents, beginning of the                    80,007         2,041,339
   period
                                                     ------------------------------------------------------
Cash and cash equivalents, end of the period           $        3,184    $       80,007    $       3,184
                                                     ======================================================

SUPPLEMENTAL CASH FLOW INFORMATION
Conversion of notes payable and related accrued
   interest                                                                                $     258,045
                                                                                        ===================
Issuance of stock as consideration for
   conversion of debentures                                              $      857,641    $     857,641
                                                                       ====================================
Issuance of stock upon cashless exercise of
   stock option                                                          $      396,580    $     396,580
                                                                       ====================================
Stock options and warrants issued for services         $       37,080    $       87,000    $     124,080
                                                     ======================================================
Warrants issued in connection with convertible
   debentures                                                                              $      62,220
                                                                                        ===================

SEE ACCOMPANYING NOTES.

                                Vyrex Corporation
                        (a development stage enterprise)

                          Notes to Financial Statements

1. BASIS OF PRESENTATION AND THE COMPANY

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of Vyrex Corporation (the "Company") as a going concern and the realization of the Company's assets and the satisfaction of its liabilities in the normal course of business. As of December 31, 1999, the Company has an accumulated deficit of $12,701,613, a stockholders' deficiency of $873,432 and negative working capital of $755,023. Due to the Company's recurring losses and stockholders' deficiency, there can be no assurance that the Company will be able to obtain additional operating capital, which may impact the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company is seeking collaborative or other arrangements with larger pharmaceutical and nutraceutical companies, under which such companies would provide additional capital to the Company in exchange for exclusive or non-exclusive licensees or other rights to certain of the technologies and products the Company is developing. Competition for corporate partnering arrangements with major pharmaceutical and nutraceutical companies is intense, with a large number of biopharmaceutical companies attempting to arrive at such arrangements. Accordingly, there can be no assurance that an agreement will arise in a timely manner, or at all, or that any agreement that may arise will successfully reduce the Company's short-term or long-term funding requirements.

The Company's major activities through December 31, 1999 have been limited to conducting research and development related to its proposed products and raising funds for such activities. These activities have not generated any significant revenues; accordingly, the Company has been in the development stage since its inception. Successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenue adequate to support the Company's cost structure. There can be no assurance

1. BASIS OF PRESENTATION AND THE COMPANY (CONCLUDED)

that the Company will be successful in these areas. To supplement its existing resources, the Company will require additional capital through the sale of debt or equity. There can be no assurance that such capital will be available on favorable terms, or at all, and if additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.

THE COMPANY

The Company was incorporated on January 2, 1991 in the State of Nevada. The Company's operations focus primarily on the discovery and development of biopharmaceuticals for the treatment and prevention of various disorders including AIDS, respiratory diseases, cancer and aging and it is involved in various stages of the investigation and development of several potential therapeutic products. The Company is using contractors for manufacturing and testing of the products it is developing and is seeking strategic partners to market and distribute them. Management expects the Company to continue to use contractors and strategic partners until such time, if any, that it has sufficient resources to conduct such activities on its own.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In December 1998, the Company recorded an impairment loss on patents totaling approximately $107,000 due to indicators of impairment resulting from the net stockholders' deficiency. The impairment loss is reflected in general and administrative expenses.

STOCK OPTIONS

SFAS No. 123, "Accounting for Stock-Based Compensation", establishes the use of the fair value based method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of stock-based compensation determined as of the grant date, and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the implicit value accounting method specified in Accounting Principles Board Opinion No. 25, "Acconting for Stock Issued to Employees" ("APB 25") to account for stock-based compensation. The Company has elected to retain the implicit value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation to employees and directors of the Company.

Options granted to consultants are valued based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable, and expensed over the term of the consulting agreement.

NET LOSS PER SHARE

Net loss per share is computed using the weighted-average number of common shares outstanding during the periods presented. Diluted earnings per share has not been presented because the assumed exercise of the Company's outstanding options and warrants would have been antidilutive. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONCLUDED)

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board had issued certain pronouncements as of December 31, 1999, that will become effective in subsequent periods; however, management does not believe that any of those pronouncements will affect any financial accounting measurements or disclosures the Company will be required to make based on its current operations.

3.  FURNITURE AND EQUIPMENT

Furniture and equipment consist of the following:

                                                      DECEMBER 31,
                                                  1999             1998
                                            ----------------- ----------------
Office furniture and equipment                  $116,188          $120,611
Laboratory equipment                              57,828            66,329
                                            ----------------- ----------------
                                                 174,016           186,940
Less accumulated depreciation                    132,425           107,037
                                            ================= ================
Totals                                         $  41,591         $  79,903
                                            ================= ================

Depreciation expense was $35,449 and $44,832 for the years ended December 31, 1999 and 1998, respectively.

4. RELATED PARTY TRANSACTIONS

NOTES RECEIVABLE

On December 23, 1996, the Company loaned $50,000 to its then Vice President, Chemistry. The loan was in the form of a secured note bearing 7% interest, with principal and interest payable on demand. The balance of the loan was repaid in January 1999.

4. RELATED PARTY TRANSACTIONS (CONCLUDED)

NOTES PAYABLE

The Company had outstanding notes payable to board members and a related party totalling $16,114 at December 31, 1999. All were short-term, unsecured and bear interest at an annual rate of 10%. The notes are due on either June 2, 2000 or December 31, 2000.

EMPLOYMENT AGREEMENT

The Company's Chairman and CEO entered into a one year employment agreement on October 1, 1995. The agreement automatically renews on the anniversary date for an additional year unless previously terminated by the Company. Salary under the agreement is set by the Board of Directors and is currently $226,013 per year. The Company has the right to terminate the employment agreement for cause or as a result of death or permanent disability. In certain events relating primarily to merger or reorganization and similar changes in the nature of the Company, the Chairman and CEO is entitled to continue his employment or voluntarily terminate the agreement and receive a severance payment of 2.99 times his annual average salary and fringe benefits during the five years preceding the date of termination.

5.  WARRANTS

As of December 31, 1999, the Company had outstanding warrants to purchase a total of 1,406,701 shares of common stock. On January 31, 2000, 1,139,701 of the warrants (exercise price $8.00) expired, and on November 5, 2000, 17,000 warrants (exercise price $7.50) will expire. During 1999, in connection with an agreement with a consultant, 50,000 warrants with an exercise price of $0.50 expiring on March 21, 2002, 50,000 warrants with an exercise price of $1.00 expiring on March 21, 2002, and 150,000 warrants with an exercise price of $0.25 expiring on August 16, 2002 were granted. The fair value of these warrants granted in 1999 of $30,500 has been charged to general and administrative expenses in the accompanying Statements of Operations. The warrants are subject to adjustments in the event of stock splits, stock dividends and similar events.

6. LICENSE AND COLLABORATION AGREEMENTS

On October 7, 1997, the Company entered into an agreement with Retired Persons Services, Inc. ("RPS"), the entity which administers the AARP Pharmacy Service ("AARP"). The agreement called for the Company to provide dietary supplement products. The Company designed and contract manufactured pilot batches of the products and initiated safety and stability studies. RPS manufactures the final product and pays the Company a royalty based on sales. The Company received a $100,000 advance in future royalties in 1998 that has been reflected as deferred revenue in 1998. The Company recognized approximately $71,000 of the deferred revenue attributed to royalties earned on sales by AARP in 1999.

On August 1, 1997, the Company entered into a collaboration agreement with The Immune Response Corporation, Inc. to develop treatments for spinal cord and other central nervous system traumas. The agreement calls for a 50% split of any funds raised or profits realized in connection with the venture. As part of the agreement, the Company licensed its CD-Tagging technology to The Immune Response Corporation, Inc. for use in the research and development on products within the scope of the venture of the treatments mentioned above.

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

8.  INCOME TAXES

At December 31, 1999, the Company had net operating loss carryforwards available to reduce future taxable income, if any, of approximately $15,707,000 and $14,639,000 for Federal and California income tax purposes, respectively. The Federal net operating loss begins to expire in 2006. California net operating losses of approximately $463,000 expired in 1999 and will continue to expire in 2000. The difference between the Federal and California tax loss carryforwards is primarily related to the expiration of California loss carryforwards and capitalization of research and development expenditures for California tax purposes. At December 31, 1999, the Company also had research and development credit carryforwards of approximately $478,000 and $248,000 for Federal and state income tax reporting purposes, respectively. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company's net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three year period.

Temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes (the loss and tax credit carryforwards described above) give rise to the Company's deferred income taxes. The components of the Company's deferred tax assets as of December 31, 1999 and 1998 are as follows:

                                                                1999             1998
                                                          ----------------- ----------------
Net operating loss carryforwards                             $6,635,000        $6,271,000
Research and development credit carryforwards                   639,000           612,000
Other                                                           413,000           117,000
                                                          ----------------- ----------------
                                                              7,687,000         7,000,000
Valuation allowance                                          (7,687,000)       (7,000,000)
                                                          ================= ================
                                                          $             -   $            -
                                                          ================= ================

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

During 1999, the Company granted options to acquire 47,000 shares of common stock to consultants and professional advisors. In connection therewith, the Company recorded consulting expense of $6,580.

Activity with respect to the stock option plan is summarized as follows:

                                                                                                   WEIGHTED-
                                                       SHARES        STOCK                          AVERAGE
                                                     AVAILABLE      OPTIONS     OPTION EXERCISE     EXERCISE
                                                     FOR GRANT    OUTSTANDING        PRICE            PRICE
                                                    ----------------------------------------------------------
Balance at January 1, 1998                            1,318,791     1,556,209    $3.00  -   $8.63     $4.26
   Granted                                             (987,291)      987,291    $0.41  -   $5.97     $1.64
   Exercised                                            134,441      (134,441)   $5.50  -   $5.94     $5.94
   Canceled                                             400,800      (400,800)   $3.00  -   $7.38     $5.94
                                                    ---------------------------
Balance at December 31, 1998                            866,741     2,008,259    $0.41  -   $8.63     $3.58
   Granted                                             (492,000)      492,000    $0.56  -   $3.00     $1.43
   Canceled                                             177,000      (177,000)   $3.00  -   $8.65     $3.06
                                                    ---------------------------
Balance at December 31, 1999                            551,741     2,323,259
                                                    ===========================

Following is a further breakdown of the options outstanding as of December 31, 1999:

                                                                                                WEIGHTED-
                                         WEIGHTED-                                              AVERAGE
     RANGE OF                             AVERAGE          WEIGHTED-                         EXERCISE PRICE
     EXERCISE           OUTSTANDING      REMAINING          AVERAGE             OPTIONS         OF OPTIONS
      PRICES              OPTIONS       LIFE IN YEARS    EXERCISE PRICE       EXERCISABLE      EXERCISABLE
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
$0.41 - $0.56             742,000           6.75               $ 0.46           269,500           $ 0.46
        $3.00             791,668           4.08                 3.00           630,231             3.00
$5.63 - $7.60             789,591           4.19                 5.85           582,820             5.85
                    -----------------                                     -----------------
                        2,323,259           4.97                 3.16         1,482,551             3.16
                    ================= ================= ================= ================= =================

9.  STOCK OPTION PLAN (CONCLUDED)

The Company has elected to follow APB 25 for options granted to employees. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.3%; dividend yield of 0%; the volatility factor of the expected market price of the Company's common stock of 15% and 145% in 1999 and 1998, respectively, and a weighted-average expected life of the options of 48 and 60 months in 1999 and 1998, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                            1999              1998
                                      -----------------------------------
Pro forma net loss                        $(1,981,000)      $(4,577,000)
Pro forma net loss per share              $     (0.27)      $     (0.62)

The weighted-average fair value of options granted in 1999 and 1998 is $0.14 and $2.73, respectively.

The pro forma effect on net loss for 1999 and 1998 is not representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

10. NOTES PAYABLE

At December 31, 1999, the Company had outstanding notes payable with an aggregate principal balance of $160,000 which were short-term in nature, and bore interest at an annual rate of 10%. Accrued interest of approximately $9,000 at December 31, 1999 is included in accounts payable and accrued expenses in the accompanying balance sheet. These notes had a maturity date of March 22, 2000 and August 17, 2000, and are collateralized by substantially all of the Company's assets.

Subsequent to December 31, 1999, the due dates for these notes were extended by one year and the interest rate was reduced to 8%. In addition, the strike price of the warrants granted to the consultant in 1999, (see Note 5) who was also the lender, was reduced to $.10 per share.

11. SUBSEQUENT EVENTS

In February 2000, the Company received $15,000 through the issuance of a note payable to an individual. The loan bears interest at 10% and matures in August 2000.

In March 2000, the Company raised $270,000 through the private sale of 300,000 shares of common stock.