Form 10-Q
period 2000-03-31
VYREX CORP
filed 2000-05-12
CIK 933972

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

/ X /    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 ---     Exchange Act of 1934


                  For the Quarterly Period ended MARCH 31, 2000

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

As of March 31, 2000, there are 7,792,867 shares of common stock outstanding and warrants to purchase 1,156,701 shares of common stock outstanding.

Transitional Small Business Disclosure Format

Yes               No  X
    ---              ---

                                VYREX CORPORATION
                              INDEX TO FORM 10-QSB



PART I FINANCIAL INFORMATION

        Item 1 - Financial Statements
                  Condensed Balance Sheets                             3
                  Condensed Statements of Operations                   4
                  Condensed Statements of Cash Flows                   5
                  Notes to Condensed Financial Statements              6

       Item 2 - Management's Discussion and                            7
                Analysis of Financial Condition
                and Results of Operations

PART II OTHER INFORMATION                                              8

       Item 1 - Legal Proceedings                                      8

       Item 2 - Changes in Securities                                  8

       Item 3 - Defaults upon Senior Securities                        8

       Item 4 - Submission of Matters to a Vote of
                Security Holders                                       8

       Item 5 - Other Information                                      8

       Item 6 - Exhibits and Reports on Form 8-K                       8

Signatures                                                             8


                          PART I FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS

                                VYREX CORPORATION
                        (a development stage enterprise)
                            CONDENSED BALANCE SHEETS


                                                                              MAR 31, 2000       DEC 31, 1999
                                                                          ------------------------------------
ASSETS                                                                           Unaudited          (Note 1)
Current assets:
   Cash and cash equivalents                                                 $    180,910     $      3,184
                                                                           -----------------------------------
Total current assets                                                              180,910            3,184

Furniture and equipment, net of accumulated depreciation of  $131,585 in
   2000 and $132,425 in 1999                                                       29,124           41,591

Patents, trademarks and copyrights, net of accumulated amortization and impairment charges totaling $140,219
   in 2000 and 1999                                                                     -                -
                                                                          ------------------------------------
Total assets                                                                 $    210,034     $     44,775
                                                                          ====================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Accounts payable and accrued liabilities                                  $    287,861     $    713,183
   Deferred revenue                                                                18,927           28,910
   Notes payable to related parties                                                31,114           16,114
                                                                          ------------------------------------
Total current liabilities                                                         337,902          758,207

Notes payable                                                                     160,000          160,000
                                                                          ------------------------------------
Total liabilities                                                                 497,902          918,207
                                                                          ------------------------------------

Commitments and contingencies

Stockholders' deficiency:
   Preferred stock, $.001 par value; 10,000,000 shares authorized; none
     issued                                                                             -                -
   Common stock, $.001 par value; 50,000,000 shares authorized; 7,792,867 and 7,542,867 issued and outstanding in 2000 and 1999, respectively
                                                                                    7,793            7,543
   Forgiveness of Accrued Compensation
      1/11/2000 totaling $422,559
   Additional paid-in capital                                                  12,467,947       11,820,638
   Deficit accumulated during the development stage                           (12,763,608)     (12,701,613)
                                                                          ------------------------------------
Total stockholders' deficiency                                                   (287,868)        (873,432)
                                                                          ------------------------------------
Total liabilities and stockholders' deficiency                               $    210,034     $     44,775
                                                                          ====================================


SEE ACCOMPANYING NOTES.

                                VYREX CORPORATION
                        (a development stage enterprise)

                       Condensed Statements of Operations
                                   (Unaudited)


                                                       THREE MONTHS ENDED MARCH 31,        CUMULATIVE FROM
                                                          2000               1999             INCEPTION
                                                  ------------------------------------------------------------
Licensing and royalty revenue                        $         9,983   $          22,416    $       399,273
                                                  ------------------------------------------------------------

Operating expenses:
   Research and development                                    7,920             153,023          6,422,141
   Marketing and selling                                                                            428,093
   General and administrative                                 53,593             187,050          5,354,344
                                                  ------------------------------------------------------------
Total operating expenses                                      61,513             340,073         12,204,578
                                                  ------------------------------------------------------------

Loss from operations                                         (51,530)           (317,657)       (11,805,305)
                                                  ------------------------------------------------------------

Other income (expense):
   Interest income                                               394                 305            464,921
   Gain (loss) on disposal of fixed assets                    (6,377)              1,875            (12,606)
   Interest expense                                           (4,482)               (247)           (60,718)
   Charge from issuance of stock options for
     bridge financing                                              -                   -         (1,349,900)
                                                  ------------------------------------------------------------
Total other income (expense)                                 (10,465)              1,933           (958,303)
                                                  ------------------------------------------------------------

Net  loss                                            $       (61,995)  $        (315,724)   $   (12,763,608)
                                                  ============================================================

Net loss per share - basic and diluted               $         (0.01)  $           (0.04)   $         (1.96)
                                                  ============================================================
Shares used in per share computations                      7,620,340           7,423,455          6,517,918
                                                  ============================================================


SEE ACCOMPANYING NOTES.

                                VYREX CORPORATION
                        (a development stage enterprise)

                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                             THREE MONTHS ENDED             CUMULATIVE
                                                                                               FROM
                                                        MAR 31, 2000      MAR 31,1999       INCEPTION
                                                     ------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                               $      (61,995)   $     (315,724)  $  (12,763,608)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation, amortization and impairment                    6,091            11,749          308,264
     charges
   Interest receivable                                                                             3,506
   (Gain) loss on disposal of fixed assets                      6,377            (1,875)          12,606
   Issuance of compensatory notes, stock, stock
     options                                                                                   2,081,712
     and warrants
   Changes in operating assets and liabilities:
     Other assets                                                                16,591          100,000
     Accounts payable and accrued liabilities                  (2,765)          179,379          710,422
     Deferred revenue                                          (9,982)          (20,816)         (81,072)
     Accrued interest on convertible debentures                     -                              9,041
                                                     ------------------------------------------------------
Net cash used in operating activities                         (62,274)         (130,696)      (9,619,129)
                                                     ------------------------------------------------------

INVESTING ACTIVITIES
Purchase of short-term investments                                                            (8,440,442)
Sale of short-term investments                                                                 8,467,931
Purchases of furniture and equipment                                                            (209,595)
Proceeds on sale of fixed assets                                                  4,000           10,000
Patent, trademark and copyrights costs                                                          (133,519)
Other assets, including notes receivable from
   related parties                                                               32,117           (4,202)
                                                     ------------------------------------------------------
Net cash provided by (used in) investing
   activities                                                                    36,117         (309,827)
                                                     ------------------------------------------------------

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                    225,000                          7,694,808
Exercise of stock options and sale of options                                                    950,100
Proceeds from short-term loan                                                   100,000          873,844
Proceeds from note payable                                     15,000                            591,114
Advances from potential investors                                                                100,000
Repayment of advances                                                                           (100,000)
                                                     ------------------------------------------------------
Net cash provided by financing activities                     240,000           100,000       10,109,866
                                                     ------------------------------------------------------

Net increase in cash and cash equivalents                     177,726             5,421          180,910

Cash and cash equivalents, beginning of the
   period                                                       3,184            80,007
                                                     -----------------------------------------------------
Cash and cash equivalents, end of the period           $      180,910    $       85,428    $     180,910
                                                     =====================================================


SEE ACCOMPANYING NOTES.

                                VYREX CORPORATION
                        (A Development Stage Enterprise)

                     Notes To Condensed Financial Statements
                                   (Unaudited)

(1) BASIS OF PRESENTATION

         The accompanying condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of the financial position as of March 31, 2000, and its results of operations and cash flows for the three month period ended March 31, 2000. The results of operations for the period ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in Vyrex's Form 10-KSB for the year ended December 31, 1999.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. As of March 31, 2000, the Company had an accumulated deficit of $12,763,608, a net capital deficiency of $287,868 and negative working capital of $156,992. Due to the Company's recurring losses and net capital deficiency, there can be no assurance that the Company will be able to obtain additional operating capital, which may impact the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

         The Company's major activities through March 31, 2000 have been limited to raising funds for conducting research and development on its proposed products. These activities have not generated any significant revenues; accordingly, the Company has been in the development stage since its inception. Successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenue adequate to support the Company's cost structure. There can be no assurance that the Company will be successful in these areas. To supplement its existing resources, the Company will require additional capital through the sale of debt or equity. There can be no assurance that such capital will be available on favorable terms, or at all, and if additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.

(2) FORGIVENESS OF ACCRUED COMPENSATION

         During the three months ended March 31, 2000, three officers of the Company forgave previously accrued compensation totaling $422,559. This amount has been treated as a contribution to the Company and, accordingly, added to additional paid-in capital in the accompanying condensed financial statements.

(3) NOTES PAYABLE

         During the three months ended March 31, 2000, the Company borrowed $15,000 under a bridge loan agreement that bears interest at 10% per annum and is due in February 2001.

(4) COMMON STOCK

         During the three months ended March 31, 2000, the Company sold 250,000 shares of common stock in a private placement exempt from registration for $225,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. This report should be read in conjunction with the Company's report on Form 10-KSB for the year ended December 31, 1999.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

         The Company earned $10,000 in royalty income from the sale of four nutritional formulations by the Retired Persons Services Inc. compared to $22,000 earned in the same period of 1999. This decrease was due to a direct decline in sales after the initial marketing promotion in 1999. The Company is entitled to a royalty of 15% on the sale of these formulations.

         Research and development expenses decreased $145,000 in the three months ended March 31, 2000. This decrease was due to funding constraints that caused a reduction in personnel and all R&D work came to a halt.

         General and administrative expenses decreased $133,000. Again, this decrease was due to funding constraints that caused a reduction in personnel. First quarter expenses were minimal and were comprised of patent fees, rents, utilities and general office expenses.

         Net loss decreased $254,000 to $62,000, compared to $316,000 for the same period during 1999. The decrease in net loss was attributed to the reduction in personnel and stoppage of R&D work. Net loss per common share decreased $.03 to ($.01), compared to ($.04) for the same period during 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations since inception solely through the sales of debt and equity securities. As of March 31, 2000, the Company had negative working capital deficit of ($157,000) which included $181,000 of cash and cash equivalents. Net cash used in operating activities during the three months ended March 31, 2000 was $62,000, compared to $131,000 for the same period during 1999. The Company generated $240,000 from financing activities during the current period. This consists of $225,000 from the sale of common stock and a $15,000 short-term bridge loan that carries interest at 10%. The loan and interest are repayable in full in February 2001. An additional equity sale of $45,000 was committed to in March and recorded in April of 2000.

         There can be no assurance that any revenues will be realized in 2000 or that they will be significant and therefore without additional financing the Company may be unable to continue as a going concern. The Company is actively pursuing collaborations with potential partners in both the pharmaceutical and nutraceutical divisions with the objective of raising financing to enable the Company to continue operations. To date the Company does not have any commitments for financing. To date the Company has no prospects for merger or acquisition. The Company does not have any lease or other commitments. The Company does not have an existing bank line of credit or other form of revolving or renewable credit facility. There can be no assurance the Company will generate significant revenues during 2000 to continue its operations, or that funds will be available through the public or private markets.

         The Company believes that its current cash reserves and other resources will fund the business through December 2000. The Company does not anticipate having significant revenues in the foreseeable future and will likely be required to raise additional funds to continue operations. There can be no assurance that additional funds will be available.


                            PART II OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

         Not applicable

ITEM 2.      CHANGES IN SECURITIES

         During the period ending March 31, 2000, the Company sold 250,000 shares of its common stock to five investors, which shares were not registered under the Securities Act of 1933. The sales were exempt from such registration under Section 4(2) of the Securities Act. Each sale was negotiated individually and each purchaser was an accredited investor as defined in Rule 501(a) of Regulation D.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable


ITEM 5.      OTHER INFORMATION

         Not applicable


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            VYREX CORPORATION
                                            Registrant


                                            By:  /s/ G. DALE GARLOW/
                                               ---------------------------------
                                                G. Dale Garlow,
                                                Director