Form 10QSB
period 2000-06-30
VYREX CORP
filed 2000-08-14
CIK 933972

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period ended JUNE 30, 2000

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

As of June 30, 2000, there are 8,142,867 shares of common stock outstanding and warrants to purchase 217,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format

Yes               No   X
    -----            -----

                                VYREX CORPORATION
                              INDEX TO FORM 10-QSB


PART I FINANCIAL INFORMATION

        Item 1 - Financial Statements
                  Condensed Balance Sheets                                                                3
                  Condensed Statements of Operations                                                      4
                  Condensed Statements of Cash Flows                                                      5
                  Notes to Condensed Financial Statements                                                 6

       Item 2 - Management's Discussion and                                                               7
                Analysis of Financial Condition
                and Results of Operations

PART II OTHER INFORMATION                                                                                 8

       Item 1 - Legal Proceedings                                                                         8

       Item 2 - Changes in Securities                                                                     9

       Item 3 - Defaults upon Senior Securities                                                           9

       Item 4 - Submission of Matters to a Vote of
                Security Holders                                                                          9

       Item 5 - Other Information                                                                         9

       Item 6 - Exhibits and Reports on Form 8-K                                                          9

Signature                                                                                                 10


                          PART I FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                                VYREX CORPORATION
                        (a development stage enterprise)
                            CONDENSED BALANCE SHEETS

                                                                            JUN 30, 2000      DEC 31, 1999
                                                                          ------------------------------------
                                                                              Unaudited
ASSETS
Current assets:
   Cash and cash equivalents                                                 $    192,652           $3,184
                                                                          ------------------------------------
Total current assets                                                              192,652            3,184

Furniture and equipment, net of accumulated depreciation of  $136,895 in
   2000 and $132,425 in 1999                                                       23,813           41,591

Patents, trademarks and copyrights, net of accumulated
amortization and impairment charges totaling $140,219
 in 2000 and 1999                                                                       -                -
                                                                          ------------------------------------
Total assets                                                                 $    216,465          $44,775
                                                                          ====================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Accounts payable and accrued liabilities                                  $    296,289     $    713,183
   Deferred revenue                                                                 9,672           28,910
   Notes payable to related parties                                                16,114           16,114
                                                                          ------------------------------------
Total current liabilities                                                         322,075          758,207

Notes payable                                                                     160,000          160,000
                                                                          ------------------------------------
Total liabilities                                                                 482,075          918,207
                                                                          ------------------------------------

Commitments and contingencies

Stockholders' deficiency:
   Preferred stock, $.001 par value; 10,000,000 shares authorized; none
     issued                                                                             -                -
   Common stock, $.001 par value; 50,000,000 shares authorized; 8,142,867
     and 7,542,867 issued and outstanding in 2000 and 1999, respectively            8,143            7,543
   Additional paid-in capital                                                  12,542,596       11,820,638
   Deficit accumulated during the development stage                           (12,816,349)     (12,701,613)
                                                                          ------------------------------------
Total stockholders' deficiency                                                   (265,610)        (873,432)
                                                                          ------------------------------------
Total liabilities and stockholders' deficiency                               $    216,465     $     44,775
                                                                          ====================================

SEE ACCOMPANYING NOTES.

                                VYREX CORPORATION
                        (a development stage enterprise)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     THREE MONTHS ENDED               SIX MONTHS ENDED   FROM INCEPTION
                                                        JUNE 30,                          JUNE 30,        (01/02/1991)
                                                  2000             1999            2000           1999      TO DATE
                                       ---------------- ---------------- --------------- -------------- -----------------

Licensing and royalty revenue                  $9,256          $18,659         $19,238        $41,075          $408,528
                                       ---------------- ---------------- --------------- -------------- -----------------

Operating expenses:
  Research and development                      5,250           63,664          13,170        216,687         6,427,391
  Marketing and selling                             -                -               -              -           428,093
  General and administrative                   53,903          144,687         107,496        331,737         5,408,247
                                       ---------------- ---------------- --------------- -------------- -----------------
Total operating expenses                       59,153          208,351         120,666        548,424        12,263,731
                                       ---------------- ---------------- --------------- -------------- -----------------

Loss from operations                          (49,897)        (189,692)       (101,428)      (507,349)      (11,855,203)
                                       ---------------- ---------------- --------------- -------------- -----------------

Other income (expense):
  Interest income                               1,582               15           1,977            320           466,504
  Dividend income                                  26                -              26              -                26
  Gain (loss) on disposal
    of fixed assets                                 -                -          (6,376)         1,875           (12,605)
  Interest expense                             (4,453)          (2,575)         (8,935)        (2,822)          (65,171)
  Charge from issuance of
    stock options for arranging
    bridge financing costs                                                                                   (1,349,900)
                                       ---------------- ---------------- --------------- -------------- -----------------
Total other income (expense)                   (2,845)          (2,560)        (13,308)          (627)         (961,146)
                                       ---------------- ---------------- --------------- -------------- -----------------
Net loss                                     $(52,742)       $(192,252)      $(114,736)     $(507,976)     $(12,816,349)
                                       ================ ================ =============== ============== =================

Net loss per share - basic and
diluted                                      $  (0.01)        $  (0.03)       $  (0.01)      $  (0.07)        $   (1.95)
                                       ================ ================ =============== ============== =================
Shares used in per share
  computations                              8,125,220        7,423,455       7,754,955      7,423,455         6,558,157
                                       ================ ================ =============== ============== =================


SEE ACCOMPANYING NOTES.

                                VYREX CORPORATION
                        (a development stage enterprise)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              SIX MONTHS ENDED              CUMULATIVE
                                                                                               FROM
                                                        JUN 30, 2000      JUN 30,1999       INCEPTION
                                                     ------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                               $     (114,736)   $     (507,976)  $  (12,816,349)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation, amortization and impairment
     charges                                                   11,400            20,291          313,573
   Interest receivable                                                                             3,506
   (Gain) loss on disposal of fixed assets                      6,376            (1,875)          12,605
   Issuance of compensatory notes, stock, stock
     options and warrants                                                                      2,081,712
   Changes in operating assets and liabilities:
     Other assets                                                                19,693          100,000
     Accounts payable and accrued liabilities                   5,666           287,102          718,853
     Deferred revenue                                         (19,238)          (39,475)         (90,328)
     Accrued interest on convertible debentures                     -                              9,041
                                                     ------------------------------------------------------
Net cash used in operating activities                        (110,532)         (222,240)      (9,667,387)
                                                     ------------------------------------------------------

INVESTING ACTIVITIES
Purchase of short-term investments                                                            (8,440,442)
Sale of short-term investments                                                                 8,467,931
Purchases of furniture and equipment                                                            (209,595)
Proceeds on sale of fixed assets                                                  4,000           10,000
Patent, trademark and copyrights costs                                                          (133,519)
Other assets, including notes receivable from
   related parties                                                               32,117           (4,202)
                                                     ------------------------------------------------------
Net cash provided by (used in) investing
   activities                                                                    36,117         (309,827)
                                                     ------------------------------------------------------

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                    270,000                          7,739,808
Exercise of stock options and sale of options                  25,000                            975,100
Exercise of warrants                                            5,000                              5,000
Proceeds from short-term loan                                                   110,000          873,844
Proceeds from note payable                                     15,000                            591,114
Repayment of note payable                                     (15,000)                           (15,000)
Advances from potential investors                                                                100,000
Repayment of advances                                                                           (100,000)
                                                     ------------------------------------------------------
Net cash provided by financing activities                     300,000           110,000       10,169,866
                                                     ------------------------------------------------------

Net increase (decrease) in cash and cash
   equivalents                                                189,468           (76,123)         192,652

Cash and cash equivalents, beginning of the
   period                                                       3,184            80,007
                                                     ------------------------------------------------------
Cash and cash equivalents, end of the period           $      192,652    $        3,884    $     192,652
                                                     ======================================================

SEE ACCOMPANYING NOTES.

                                VYREX CORPORATION
                        (A Development Stage Enterprise)

                     Notes To Condensed Financial Statements
                                   (Unaudited)

(1) BASIS OF PRESENTATION

         The accompanying condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Certain information and disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of the financial position as of June 30, 2000, and its results of operations for the six month and three month periods ended June 30, 2000 and 1999, and cash flows for the six month period ended June 30, 2000 and 1999. The results of operations for the six month and three month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in Vyrex's Form 10-KSB for the year ended December 31, 1999.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. As of June 30, 2000, the Company had an accumulated deficit of $12,816,349, a net capital deficiency of $265,610 and negative working capital of $119,423. Due to the Company's recurring losses and net capital deficiency, there can be no assurance that the Company will be able to obtain additional operating capital, which may impact the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

         The Company's major activities through June 30, 2000 have been limited to raising funds for conducting research and development on its proposed products. These activities have not generated any significant revenues; accordingly, the Company has been in the development stage since its inception. Successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenue adequate to support the Company's cost structure. There can be no assurance that the Company will be successful in these areas. To supplement its existing resources, the Company will require additional capital through the sale of debt or equity. There can be no assurance that such capital will be available on favorable terms, or at all, and if additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.

(2) FORGIVENESS OF ACCRUED COMPENSATION

         During the six months ended June 30, 2000, three officers of the Company forgave previously accrued compensation totaling $422,559. This amount has been treated as a contribution to the Company and, accordingly, added to additional paid-in capital in the accompanying 2000 condensed balance sheet.

(3) NOTES PAYABLE

         During the six months ended June 30, 2000, the Company borrowed $15,000 under a bridge loan agreement that bears interest at 10% per annum and is due in February 2001. The loan was repaid during the three months ended June 30, 2000.

(4) COMMON STOCK

         During the six and three month periods ended June 30, 2000, the Company sold 250,000 shares and 50,000 shares of common stock in private placements exempt from registration for $225,000 and $45,000, respectively.


         During the six and three months ended June 30, 2000, the Company issued 250,000 shares of common stock upon the exercise of stock options for $25,000, and 50,000 shares of common stock upon the exercise of warrants for $5,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS FORM 10-QSB AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" PRESENTED IN THE COMPANY'S 1999 ANNUAL REPORT ON FORM 10-KSB.

INTRODUCTORY NOTE.

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

RESULTS OF OPERATIONS

The Company continues to be classified as a development stage company as its planned principle operations (consisting of generating revenue from the sale or licensing of pharmaceutical and nutraceutical products) has not yet commenced. To date, revenues have consisted primarily of minor amounts generated from royalties earned on certain nutraceutical formulations.

         THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

         The Company earned $9,000 in royalty income from the sale of four nutritional formulations by the Retired Persons Services Inc. compared to $19,000 earned in the same period of 1999. This decrease was due to a direct decline in sales after the initial marketing promotion in 1999. The Company is entitled to a royalty of 15% on the sale of these formulations. Research and development expenses decreased $59,000 to $5,000 in the three months ended June 30, 2000, compared to $64,000 for the same period during 1999. This decrease was due to funding constraints that caused a reduction in personnel and R&D expenditures. General and administrative expenses decreased $91,000 to

         $54,000 compared to $145,000 for the same period during 1999. Again, this decrease was due to funding constraints that caused a reduction in personnel. Second quarter expenses were minimal and were comprised of patent fees, rents, utilities and general office expenses.

         Net loss decreased $139,000 to $53,000, compared to $192,000 for the same period during 1999. The decrease in net loss was attributed to the reduction in personnel and R&D expenditures. Net loss per common share decreased $.02 to ($.01) compared to ($.03) for the same period during 1999.

         SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

         The Company earned $19,000 in royalty income from the sale of four nutritional formulations by the Retired Persons Services Inc. compared to $41,000 earned in the same period of 1999. This decrease was due to a direct decline in sales after the initial marketing promotion in 1999. The Company is entitled to a royalty of 15% on the sale of these formulations. Research and development expenses decreased $204,000 to $13,000 in the six months ended June 30, 2000, compared to $217,000 for the same period during 1999. This decrease was due to funding constraints that caused a reduction in personnel and R&D expenditures. General and administrative expenses decreased $225,000 to $107,000 compared to $332,000 for the same period during 1999. This decrease was due to funding constraints that caused a reduction in personnel. Overhead expenses such as consulting agreements and employee benefits were eliminated. Expenses were minimal and were comprised of patent fees, rents, utilities and general office expenses. No marketing expenses were incurred in the six months ended June 30, 2000.

         Net loss decreased $393,000 to $115,000, compared to $508,000 for the same period during 1999. The decrease in net loss was attributed to the reduction in personnel and R&D expenditures. Net loss per common share decreased $.06 to ($.01) compared to ($.07) for the same period during 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations since inception solely through the sales of debt and equity securities. As of June 30, 2000, the Company had a working capital deficit of $119,000 which included $193,000 of cash and cash equivalents. Net cash used in operating activities during the six months ended June 30, 2000 was $111,000, compared to $222,000 for the same period during 1999. The Company generated $300,000 from financing activities during the current period. This consists of $270,000 from the sale of common stock; $25,000 from the exercise of stock options; and, $5,000 from the exercise of warrants.

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


                            PART II OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

         Not applicable

ITEM 2.      CHANGES IN SECURITIES

         During the period ending March 31, 2000, the Company sold 250,000 shares of its common stock to five investors, which shares were not registered under the Securities Act of 1933. The sales were exempt from such registration under Section 4(2) of the Securities Act. Each sale was negotiated individually and each purchaser was an accredited investor as defined in Rule 501(a) of Regulation D. The total offering price for these securities was $225,000.

         During the period ending June 30, 2000, the Company sold 50,000 shares of its common stock to one investor, which shares were not registered under the Securities Act of 1933. The sale was exempt from such registration under Section 4(2) of the Securities Act. The sale was negotiated with one individual and the purchaser was an accredited investor as defined in Rule 501(a) of Regulation D. The total offering price for these securities was $45,000.

         During the period ending June 30, 2000, the Company sold 250,000 shares of its common stock to one investor who exercised stock options and 50,000 shares of its common stock to one investor who exercised warrants. These sales were exempt from registration under the Securities Act of 1933 by reason of Section 4(2) thereof. The total exercise price for these transactions were $25,000 and $5,000, respectively.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a)  The annual meeting of shareholders was held June 12, 2000.

          (b)  The following directors were elected at the meeting:

                   Sheldon S. Hendler Ph.D., M.D
                   G. Dale Garlow
                   Richard G. McKee, Jr.

          (c) The following table reflects the voting in connection with each matter voted on at the meeting:

                  Matter                                                   For          Against           Abstain
                  ------                                                   ---          -------           -------
          1.  Election of Directors
              Sheldon S. Hendler Ph.D., M.D.                           6,853,758        10,863                0
              G. Dale Garlow                                           6,853,758        10,863                0
              Richard G. McKee                                         6,863,758           863                0

         2.   Appointment of Auditor                                   6,864,208           413                0


ITEM 5.      OTHER INFORMATION

         Not applicable

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the three months ended June 30, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   VYREX CORPORATION
                                   Registrant


                                   By:  /s/ G. Dale Garlow/
                                        -----------------------------
                                        G. Dale Garlow,
                                        Director