Form 10QSB
period 2000-09-30
VYREX CORP
filed 2000-11-13
CIK 933972

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

/ X /    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 --      Exchange Act of 1934

                For the Quarterly Period ended SEPTEMBER 30, 2000

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

As of September 30, 2000, there are 8,342,867 shares of common stock outstanding and warrants to purchase 167,000 shares of common stock outstanding.

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


                          PART I FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                                VYREX CORPORATION
                        (a development stage enterprise)
                            CONDENSED BALANCE SHEETS


                                                                            SEP 30, 2000      DEC 31, 1999
                                                                          -----------------------------------
                                                                             Unaudited
ASSETS
Current assets:
   Cash and cash equivalents                                                 $    297,278     $      3,184
                                                                          -----------------------------------
Total current assets                                                              297,278            3,184

Furniture and equipment, net of accumulated depreciation of
   $141,787 in 2000 and $132,425 in 1999                                           18,921           41,591

                                                                          -----------------------------------
Total assets                                                                 $    316,199     $     44,775
                                                                          ===================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
   Current liabilities:
   Accounts payable and accrued liabilities                                  $    277,725     $    713,183
   Deferred revenue                                                                 3,340           28,910
   Notes payable to related parties                                                10,000           16,114
                                                                          -----------------------------------
Total current liabilities                                                         291,065          758,207

Notes payable                                                                     160,000          160,000
                                                                          -----------------------------------
Total liabilities                                                                 451,065          918,207
                                                                          -----------------------------------

Commitments and contingencies

Stockholders' deficiency:
   Preferred stock, $.001 par value; 10,000,000 shares authorized; none
     issued                                                                             -                -
   Common stock, $.001 par value; 50,000,000 shares authorized; 8,342,867
     and 7,542,867 issued and outstanding in 2000 and 1999, respectively            8,343            7,543

   Additional paid-in capital                                                  12,697,397       11,820,638
   Deficit accumulated during the development stage                           (12,840,606)     (12,701,613)
                                                                          -----------------------------------
Total stockholders' deficiency                                                   (134,866)        (873,432)
                                                                          -----------------------------------
Total liabilities and stockholders' deficiency                               $    316,199     $     44,775
                                                                          ====================================


SEE ACCOMPANYING NOTES.

                                VYREX CORPORATION
                        (a development stage enterprise)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                             FROM
                                                THREE MONTHS ENDED                NINE MONTHS ENDED        INCEPTION
                                                    SEPTEMBER 30,                    SEPTEMBER 30,        (01/02/1991)
                                                2000             1999            2000           1999        TO DATE
                                       ----------------------------------------------------------------------------------
Licensing and royalty revenue             $     31,332      $    23,085     $    50,570    $    64,159    $      439,860
                                       ----------------------------------------------------------------------------------

Operating expenses:
  Research and development                         107           74,094          13,277        290,781         6,427,498
  Marketing and selling                              -                -               -              -           428,093
  General and administrative                    53,962          130,143         161,458        461,880         5,462,209
                                       ----------------------------------------------------------------------------------
Total operating expenses                        54,069          204,237         174,735        752,661        12,317,800
                                       ----------------------------------------------------------------------------------

Loss from operations                           (22,737)        (181,152)       (124,165)      (688,502)      (11,877,940)
                                       ----------------------------------------------------------------------------------

Other income (expense):
  Interest income                                1,778                -           3,754            321           468,281
  Dividend income                                   14                -              40              -                40
  Gain (loss) on disposal
    of fixed assets                                  -                -          (6,376)         1,875           (12,605)

  Interest expense                              (3,310)          (3,101)        (12,246)        (5,923)          (68,482)
  Charge from issuance of
    stock options for arranging
    bridge financing costs                                                                                    (1,349,900)
                                       ----------------------------------------------------------------------------------
Total other expense                             (1,518)          (3,101)        (14,828)        (3,727)         (962,666)
                                       ----------------------------------------------------------------------------------
Net loss                                  $    (24,255)     $  (184,253)    $  (138,993)   $  (692,229)   $  (12,840,606)
                                       ==================================================================================

Net loss per share - basic and
diluted                                   $      (0.00)     $     (0.02)    $     (0.02)   $     (0.09)   $        (1.94)
                                       ==================================================================================
Shares used in per share
  computations                               8,292,242        7,423,455       7,934,473      7,423,455         6,608,030
                                       ==================================================================================


SEE ACCOMPANYING NOTES.

                                VYREX CORPORATION
                        (a development stage enterprise)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                              NINE MONTHS ENDED             CUMULATIVE
                                                                                               FROM
                                                        SEP 30, 2000      SEP 30,1999       INCEPTION
                                                     ------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                               $     (138,993)   $     (692,229)  $  (12,840,606)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation, amortization and impairment
     charges                                                   16,294            27,975          318,467
   Interest receivable                                                                             3,506
   (Gain) loss on disposal of fixed assets                      6,376            (1,875)          12,605
   Issuance of compensatory notes, stock, stock
     options and warrants                                                                      2,081,712
   Changes in operating assets and liabilities:
     Other assets                                                                22,043          100,000
     Accounts payable and accrued liabilities                 (12,899)          415,135          700,288
     Deferred revenue                                         (25,570)          (62,559)         (96,660)
     Accrued interest on convertible debentures                                                    9,041
                                                     ------------------------------------------------------
Net cash used in operating activities                        (154,792)         (291,510)      (9,711,647)
                                                     ------------------------------------------------------

INVESTING ACTIVITIES
Purchase of short-term investments                                                            (8,440,442)
Sale of short-term investments                                                                 8,467,931
Purchases of furniture and equipment                                                            (209,595)
Proceeds on sale of fixed assets                                                  4,000           10,000
Patent, trademark and copyrights costs                                                          (133,519)
Other assets, including notes receivable from
   related parties                                                               32,117           (4,202)
                                                     ------------------------------------------------------
Net cash provided by (used in) investing                                         36,117         (309,827)
   activities
                                                     ------------------------------------------------------

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                    420,000            40,600        7,889,808
Exercise of stock options and sale of options                  25,000                            975,100
Exercise of warrants                                           10,000                             10,000
Proceeds from short-term loan                                  (6,114)          136,114          867,730
Proceeds from repayment of note payable                        15,000                            591,114
Repayment of note payable                                     (15,000)                           (15,000)
Advances from potential investors                                                                100,000
Repayment of advances                                                                           (100,000)
                                                     ------------------------------------------------------
Net cash provided by financing activities                     448,886           176,714       10,318,752
                                                     ------------------------------------------------------

Net increase (decrease) in cash and cash
   equivalents                                                294,094           (78,679)         297,278

Cash and cash equivalents, beginning of the
   period                                                       3,184            80,007
                                                     ------------------------------------------------------
Cash and cash equivalents, end of the period           $      297,278    $        1,328    $     297,278
                                                     ======================================================


SEE ACCOMPANYING NOTES.

                                VYREX CORPORATION
                        (A Development Stage Enterprise)

                     Notes To Condensed Financial Statements
                                   (Unaudited)

(1) BASIS OF PRESENTATION

         The accompanying condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Certain information and disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of the financial position as of September 30, 2000, and its results of operations for the nine month and three month periods ended September 30, 2000 and 1999, and cash flows for the nine month period ended September 30, 2000 and 1999. The results of operations for the nine month and three month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in Vyrex's Form 10-KSB for the year ended December 31, 1999.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. As of September 30, 2000, the Company had an accumulated deficit of $12,840,606, a net capital deficiency of $134,866 and working capital of $6,213. Due to the Company's recurring losses and net capital deficiency, there can be no assurance that the Company will be able to obtain additional operating capital, which may impact the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

         The Company's major activities through September 30, 2000 have been limited to raising funds for conducting research and development on its proposed products. These activities have not generated any significant revenues; accordingly, the Company has been in the development stage since its inception. Successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenue adequate to support the Company's cost structure. There can be no assurance that the Company will be successful in these areas. To supplement its existing resources, the Company will require additional capital through the sale of debt or equity. There can be no assurance that such capital will be available on favorable terms, or at all, and if additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.

(2) FORGIVENESS OF ACCRUED COMPENSATION

         During the nine months ended September 30, 2000, three officers of the Company forgave previously accrued compensation totaling $422,559. This amount has been treated as a contribution to the Company and, accordingly, added to additional paid-in capital in the accompanying 2000 condensed balance sheet.

(3) NOTES PAYABLE

         During the nine months ended September 30, 2000, the Company borrowed $15,000 under a bridge loan agreement that bears interest at 10% per annum and is due in February 2001. The loan was repaid during the nine months ended September 30, 2000. The bridge loan agreement from August 1999 in the amount of $6,114 was also repaid during the nine months ended September 30, 2000.

(4) COMMON STOCK

         During the nine month period ended September 30, 2000, the Company sold 450,000 shares of common stock in private placements exempt from registration for $420,000 .


         During the nine months ended September 30, 2000, the Company issued 250,000 shares of common stock upon the exercise of stock options for $25,000, and 100,000 shares of common stock upon the exercise of warrants for $10,000, respectively.

(5) LICENSE FEE

         During the nine months ended September 30, 2000, the Company entered into a licensing agreement with a food and nutritional products company to produce and market certain patented nutraceutical products. Initial licensing fee received was $25,000.

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

RESULTS OF OPERATIONS

The Company continues to be classified as a development stage company as its planned principal operations (consisting of generating revenue from the sale or licensing of pharmaceutical and nutraceutical products have not commenced). To date, revenues have consisted primarily of minor amounts generated from royalties earned on certain nutraceutical formulations. The Company recently negotiated a contract with a food and nutritional products company to produce and market certain Company patented nutraceutical products. To date, a partial licensing fee of $25,000 has been received. The Company shall receive a Supplemental License-Issue Fee of $75,000 upon attaining $75,000 in initial sales of Licensed Products. The Licensee shall pay the Company a total gross royalty of 30% of Gross Revenue. Of the 30% gross royalty, Licensee shall credit and allocate 5% to research and development and the distribution/publication of the results of that research and development of Licensed Product and pay the remaining 25% to the Company.

         THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

         The Company earned $6,000 in royalty income from the sale of four nutritional formulations by the Retired Persons Services Inc. compared to $23,000 earned in the same period of 1999. This decrease was due to a direct decline in sales after the initial marketing promotion in 1999. The Company is entitled to a royalty of 15% on the sale of these formulations. A partial licensing fee of $25,000 was received from Van Drunen Farms Futureceuticals, Inc. to produce and market certain Company patented nutraceutical products.

         Research and development expenses decreased $74,000 to zero expenses in the three months ended September 30, 2000. This decrease was due to funding constraints that caused a reduction in personnel and R&D expenditures. General and administrative expenses decreased $80,000 to $50,000 compared to $130,000 for the same period during 1999. Again, this decrease was due to funding constraints that caused a reduction in personnel and elimination of payroll expenses and employee benefits. Third quarter expenses were minimal and were comprised of patent fees, financial reporting fees, accounting fees, rents, utilities and general office expenses.

         Net loss decreased $160,000 to $24,000, compared to $184,000 for the same period during 1999. The decrease in net loss was attributed to the reduction in personnel and R&D expenditures. Net loss per common share decreased $.02 to ($.00) compared to ($.02) for the same period during 1999.

         NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

         The Company earned $25,000 in royalty income from the sale of four nutritional formulations by the Retired Persons Services Inc. compared to $63,000 earned in the same period of 1999. This decrease was due to a direct decline in sales after the initial marketing promotion in 1999. The Company is entitled to a royalty of 15% on the sale of these formulations. A partial licensing fee of $25,000 was received from Van Drunen Farms Futureceuticals, Inc. to produce and market certain Company patented nutraceutical products.

         Research and development expenses decreased $278,000 to $13,000 in the nine months ended September 30, 2000, compared to $291,000 for the same period during 1999. This decrease was due to funding constraints that caused a reduction in personnel and R&D expenditures. General and administrative expenses decreased $300,000 to $162,000 compared to $462,000 for the same period during 1999. This decrease was due to funding constraints that caused a reduction in personnel. Overhead expenses such as consulting agreements, payroll expenses and employee benefits were eliminated. Expenses were minimal and were comprised of patent fees, financial reporting fees, accounting fees, rents, utilities and general office expenses. No marketing expenses were incurred in the nine months ended September 30, 2000.

         Net loss decreased $553,000 to $139,000, compared to $692,000 for the same period during 1999. The decrease in net loss was attributed to the reduction in personnel and R&D expenditures, and the elimination of payroll expenses and employee benefits.. Net loss per common share decreased $.07 to ($.02) compared to ($.09) for the same period during 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations since inception solely through the sales of debt and equity securities. As of September 30, 2000, the Company had a working capital of $6,000 which included $297,000 of cash and cash equivalents. Net cash used in operating activities during the nine months ended September 30, 2000 was $155,000, compared to $292,000 for the same period during 1999. The Company generated $449,000 from financing activities during the current period. This consists of $420,000 from the sale of common stock; $25,000 from the exercise of stock options; and, $10,000 from the exercise of warrants net of repayment of $6,000 on short-term loans.

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

         The Company believes that its current cash reserves and other resources will fund the business through the spring of 2001. The Company does not anticipate having significant revenues in the foreseeable future and will likely be required to raise additional funds to continue operations. There can be no assurance that additional funds will be available.


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

         During the period ending September 30, 2000, the Company sold 150,000 shares of its common stock to one investor, which shares were not registered under the Securities Act of 1933. The sale was exempt from such registration under Section 4(2) of the Securities Act. The sale was negotiated with one individual and the purchaser was an accredited investor as defined in Rule 501(a) of Regulation D. The total offering price for these securities was $150,000.

         During the period ending September 30, 2000, the Company sold 50,000 shares of its common stock to one investor who exercised warrants. This sale was exempt from registration under the Securities Act of 1933 by reason of Section 4(2) thereof. The exercise price for this transaction was $5,000.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.      OTHER INFORMATION

         Not applicable

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         VYREX CORPORATION
                                         Registrant


                                         By:  /s/ G. DALE GARLOW
                                              ----------------------------------
                                              G. Dale Garlow,
                                              Director