Form 10QSB/A
period 2000-03-31
VYREX CORP
filed 2001-04-02
CIK 933972

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                  FORM 10-QSB/A

/ X /    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

                  For the Quarterly Period ended MARCH 31, 2000

/   /    Transition report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

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

                                VYREX CORPORATION
                             INDEX TO FORM 10-QSB/A


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


                          PART I FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                                VYREX CORPORATION
                        (a development stage enterprise)
                            CONDENSED BALANCE SHEETS


                                                                            MAR 31, 2000      DEC 31, 1999
                                                                          ------------------------------------
ASSETS                                                                           Unaudited          (Note 1)
Current assets:
   Cash and cash equivalents                                                 $    180,910           $3,184
Total current assets                                                              180,910            3,184

Furniture and equipment, net of accumulated depreciation of  $131,585 in
   2000 and $132,425 in 1999                                                       29,124           41,591

Patents, trademarks and copyrights, net of accumulated amortization and impairment charges totaling $140,219
   in 2000 and 1999                                                                     -                -
                                                                          ------------------------------------
Total assets                                                                 $    210,034          $44,775
                                                                          ====================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Accounts payable and accrued liabilities                                  $    287,861     $    713,183
   Deferred revenue                                                                18,927           28,910
   Notes payable to related parties                                                31,114           16,114
                                                                          ------------------------------------
Total current liabilities                                                         337,902          758,207

Notes payable                                                                     160,000          160,000
                                                                          ------------------------------------
Total liabilities                                                                 497,902          918,207
                                                                          ------------------------------------

Commitments and contingencies

Stockholders' deficiency:
   Preferred stock, $.001 par value; 10,000,000 shares authorized; none
     issued                                                                             -                -
   Common stock, $.001 par value; 50,000,000 shares authorized; 7,792,867
     and 7,542,867 issued and outstanding in 2000 and 1999, respectively            7,793            7,543

   Additional paid-in capital                                                  12,615,947       11,820,638
   Deficit accumulated during the development stage                           (12,911,608)     (12,701,613)
                                                                          ------------------------------------
Total stockholders' deficiency                                                   (287,868)        (873,432)
                                                                          ------------------------------------
Total liabilities and stockholders' deficiency                               $    210,034     $     44,775
                                                                          ====================================


SEE ACCOMPANYING NOTES.

                                VYREX CORPORATION
                        (a development stage enterprise)

                       Condensed Statements of Operations
                                   (Unaudited)


                                                        THREE MONTHS ENDED MARCH 31,       CUMULATIVE FROM
                                                          2000               1999             INCEPTION
                                                  ------------------------------------------------------------
Licensing and royalty revenue                        $         9,983   $          22,416    $       399,273
                                                  ------------------------------------------------------------

Operating expenses:
   Research and development                                    7,920             153,023          6,422,141
   Marketing and selling                                                                            428,093
   General and administrative                                201,593             187,050          5,502,344
                                                  ------------------------------------------------------------
Total operating expenses                                     209,513             340,073         12,352,578
                                                  ------------------------------------------------------------

Loss from operations                                        (199,530)           (317,657)       (11,953,305)
                                                  ------------------------------------------------------------

Other income (expense):
   Interest income                                               394                 305            464,921
   Gain (loss) on disposal of fixed assets                    (6,377)              1,875            (12,606)
   Interest expense                                           (4,482)               (247)           (60,718)
   Charge from issuance of stock options for
     bridge financing                                              -                   -         (1,349,900)
                                                  ------------------------------------------------------------
Total other income (expense)                                 (10,465)              1,933           (958,303)
                                                  ------------------------------------------------------------

Net  loss                                            $      (209,995)          $(315,724)   $   (12,911,608)
                                                  ============================================================

Net loss per share - basic and diluted               $         (0.03)      $       (0.04)    $        (1.98)
                                                  ============================================================
Shares used in per share computations                      7,620,340           7,423,455          6,517,918
                                                  ============================================================


SEE ACCOMPANYING NOTES.

                                VYREX CORPORATION
                        (a development stage enterprise)

                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                             THREE MONTHS ENDED             CUMULATIVE
                                                                                               FROM
                                                        MAR 31, 2000      MAR 31,1999       INCEPTION
                                                     ------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                               $     (209,995)   $     (315,724)  $  (12,763,608)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation, amortization and impairment
     charges                                                    6,091            11,749          308,264
   Interest receivable                                                                             3,506
   (Gain) loss on disposal of fixed assets                      6,377            (1,875)          12,606
   Issuance of compensatory notes, stock, stock
     options and warrants                                     148,000*                         2,081,712
   Changes in operating assets and liabilities:
     Other assets                                                                16,591          100,000
     Accounts payable and accrued liabilities                  (2,765)          179,379          710,422
     Deferred revenue                                          (9,982)          (20,816)         (81,072 )
     Accrued interest on convertible debentures                     -                              9,041
                                                     ------------------------------------------------------
Net cash used in operating activities                         (62,274)         (130,696)      (9,619,129)
                                                     ------------------------------------------------------

INVESTING ACTIVITIES
Purchase of short-term investments                                                            (8,440,442)
Sale of short-term investments                                                                 8,467,931
Purchases of furniture and equipment                                                            (209,595)
Proceeds on sale of fixed assets                                                  4,000           10,000
Patent, trademark and copyrights costs                                                          (133,519)
Other assets, including notes receivable from
   related parties                                                               32,117           (4,202)
                                                     ------------------------------------------------------
Net cash provided by (used in) investing
   activities                                                                    36,117         (309,827)
                                                     ------------------------------------------------------

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                    225,000                          7,694,808
Exercise of stock options and sale of options                                                    950,100
Proceeds from short-term loan                                                   100,000          873,844
Proceeds from note payable                                     15,000                            591,114
Advances from potential investors                                                                100,000
Repayment of advances                                                                           (100,000)
                                                     ------------------------------------------------------
Net cash provided by financing activities                     240,000           100,000       10,109,866
                                                     ------------------------------------------------------

Net increase in cash and cash equivalents                     177,726             5,421          180,910

Cash and cash equivalents, beginning of the
   period                                                       3,184            80,007
                                                     ------------------------------------------------------
Cash and cash equivalents, end of the period           $      180,910    $       85,428    $     180,910
                                                     ======================================================


* CHANGE REFLECTED IN AMENDED 10QSB/A FOR 1ST QTR.

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

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. As of March 31, 2000, the Company had an accumulated deficit of $12,911,608, a net capital deficiency of $287,868 and negative working capital of $156,992. Due to the Company's recurring losses and net capital deficiency, there can be no assurance that the Company will be able to obtain additional operating capital, which may impact the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(5) WARRANTS*

         During the three months ended March 31, 2000, in connection with an agreement with an investor, the Board approved a decrease in the exercise price of 250,000 warrants having a previous exercise price ranging from $0.25 to $1 to an exercise price of $0.10. The fair value of the new warrants in excess of the value of the prior warrants at the date of amendment of $5,500 has been charged to general and administrative expenses in the accompanying statement of operations.

(6) STOCK OPTION PLAN*

         During the three months ended March 31, 2000, in connection with an agreement with a former consultant, the Board approved a decrease of the exercise price of 250,000 stock options having previous exercise prices ranging from $0.41 to $5.63 to an exercise price of $0.10. The fair value of these options with an amended exercise price of $142,500 has been charged to general and administrative expenses in the accompanying statement of operations.

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

         General and administrative expenses increased $15,000 to $202,000 in the current period, compared to $187,000 for the same period in 1999. This increase was due to amending stock options and warrants previously issued for consulting services. Otherwise first quarter expenses were minimal and were comprised of patent fees, rents, utilities and general office expenses.

         Net loss decreased $106,000 to $210,000, compared to $316,000 for the same period during 1999. The decrease in net loss was attributed to the reduction in personnel and stoppage of R&D work. Net loss per common share decreased $.01 to ($.03), compared to ($.04) for the same period during 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations since inception solely through the sales of debt and equity securities. As of March 31, 2000, the Company had a negative working capital deficit of $157,000 which included $181,000 of cash and cash equivalents. Net cash used in operating activities during the three months ended March 31, 2000 was $62,000, compared to $131,000 for the same period during 1999. The Company generated $240,000 from financing activities during the current period. This consists of $225,000 from the sale of common stock and a $15,000 short-term bridge loan that carries interest at 10%. The loan and interest are repayable in full in February 2001. An additional equity sale of $45,000 was committed to in March and recorded in April of 2000.

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

                                            VYREX CORPORATION
                                            Registrant


                                            By:  /s/ G. DALE GARLOW
                                               ---------------------------------
                                                G. Dale Garlow,
                                                Director

Dated: April 2, 2001