Form 10QSB/A
period 2000-06-30
VYREX CORP
filed 2001-04-02
CIK 933972

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


                          PART I FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                                VYREX CORPORATION
                        (a development stage enterprise)
                            CONDENSED BALANCE SHEETS


                                                                            JUN 30, 2000      DEC 31, 1999
                                                                          ------------------------------------
                                                                             Unaudited
ASSETS
Current assets:
   Cash and cash equivalents                                                 $    192,652           $3,184
Total current assets                                                              192,652            3,184

Furniture and equipment, net of accumulated depreciation of
   $136,895 in 2000 and $132,425 in 1999                                           23,813           41,591

Patents, trademarks and copyrights, net of accumulated
amortization and impairment charges totaling $140,219
 in 2000 and 1999                                                                       -                -
                                                                          ------------------------------------
Total assets                                                                 $    216,465          $44,775
                                                                          ====================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Accounts payable and accrued liabilities                                  $    296,289     $    713,183
   Deferred revenue                                                                 9,672           28,910
   Notes payable to related parties                                                16,114           16,114
                                                                          ------------------------------------
Total current liabilities                                                         322,075          758,207

Notes payable                                                                     160,000          160,000
                                                                          ------------------------------------
Total liabilities                                                                 482,075          918,207
                                                                          ------------------------------------

Commitments and contingencies

Stockholders' deficiency:
   Preferred stock, $.001 par value; 10,000,000 shares authorized;
     none issued                                                                        -                -
   Common stock, $.001 par value; 50,000,000 shares authorized;
     8,142,867 and 7,542,867 issued and outstanding in 2000 and
     1999, respectively                                                             8,143            7,543
   Additional paid-in capital                                                  12,690,596       11,820,638
   Deficit accumulated during the development stage                           (12,964,349)     (12,701,613)
                                                                          ------------------------------------
Total stockholders' deficiency                                                   (265,610)        (873,432)
                                                                          ------------------------------------
Total liabilities and stockholders' deficiency                               $    216,465     $     44,775
                                                                          ====================================


SEE ACCOMPANYING NOTES.

                                VYREX CORPORATION
                        (a development stage enterprise)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                             FROM
                                                     THREE MONTHS ENDED               SIX MONTHS ENDED     INCEPTION
                                                        JUNE 30,                          JUNE 30,        (01/02/1991)
                                                  2000             1999            2000           1999      TO DATE
                                       ----------------------------------------------------------------------------------
Licensing and royalty revenue                   $9,256          $18,659         $19,238        $41,075          $408,528
                                       ----------------------------------------------------------------------------------

Operating expenses:
  Research and development                       5,250           63,664          13,170        216,687         6,427,391
  Marketing and selling                              -                -               -              -           428,093
  General and administrative                    53,903          144,687         255,496        331,737         5,556,247
                                       ----------------------------------------------------------------------------------
Total operating expenses                        59,153          208,351         268,666        548,424        12,411,731
                                       ----------------------------------------------------------------------------------

Loss from operations                          (49,897)        (189,692)       (249,428)      (507,349)      (12,003,203)
                                       ----------------------------------------------------------------------------------

Other income (expense):
  Interest income                                1,582               15           1,977            320           466,504
  Dividend income                                   26                -              26              -                26
  Gain (loss) on disposal
    of                                               -                -         (6,376)          1,875          (12,605)
    fixed assets
  Interest expense                             (4,453)          (2,575)         (8,935)        (2,822)          (65,171)
  Charge from issuance of
    stock options for arranging
    bridge financing costs                                                                                   (1,349,900)
                                       ----------------------------------------------------------------------------------
Total other income (expense)                   (2,845)          (2,560)        (13,308)          (627)         (961,146)
                                       ----------------------------------------------------------------------------------
Net loss                                     $(52,742)       $(192,252)      $(262,736)     $(507,976)   $(12,964,349)
                                       ==================================================================================

Net loss per share - basic and
diluted                                      $  (0.01)        $  (0.03)       $  (0.03)      $  (0.07)        $   (1.98)
                                       ==================================================================================
Shares used in per share
  computations                               8,125,220        7,423,455       7,754,955      7,423,455         6,558,157
                                       ==================================================================================


SEE ACCOMPANYING NOTES.

                                VYREX CORPORATION
                        (a development stage enterprise)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                              SIX MONTHS ENDED              CUMULATIVE
                                                                                               FROM
                                                        JUN 30, 2000      JUN 30,1999       INCEPTION
                                                     ------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                               $     (262,736)   $     (507,976)  $  (12,964,349)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation, amortization and impairment
     charges                                                   11,400            20,291          313,573
   Interest receivable                                                                             3,506
   (Gain) loss on disposal of fixed assets                      6,376            (1,875)          12,605
   Issuance of compensatory notes, stock, stock
     options and warrants                                     148,000*                         2,229,712
   Changes in operating assets and liabilities:
     Other assets                                                                19,693          100,000
     Accounts payable and accrued liabilities                   5,666           287,102          718,853
     Deferred revenue                                         (19,238)          (39,475)         (90,328)
     Accrued interest on convertible debentures                                                    9,041
                                                     ------------------------------------------------------
Net cash used in operating activities                        (110,532)         (222,240)      (9,667,387)
                                                     ------------------------------------------------------

INVESTING ACTIVITIES
Purchase of short-term investments                                                            (8,440,442)
Sale of short-term investments                                                                 8,467,931
Purchases of furniture and equipment                                                            (209,595)
Proceeds on sale of fixed assets                                                  4,000           10,000
Patent, trademark and copyrights costs                                                          (133,519)
Other assets, including notes receivable from
   related parties                                                               32,117           (4,202)
                                                     ------------------------------------------------------
Net cash provided by (used in) investing
   activities                                                                    36,117         (309,827)
                                                     ------------------------------------------------------

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                    270,000                          7,739,808
Exercise of stock options and sale of options                  25,000                            975,100
Exercise of warrants                                            5,000                              5,000
Proceeds from short-term loan                                                   110,000          873,844
Proceeds from note payable                                     15,000                            591,114
Repayment of note payable                                     (15,000)                           (15,000)
Advances from potential investors                                                                100,000
Repayment of advances                                                                           (100,000)
                                                     ------------------------------------------------------
Net cash provided by financing activities                     300,000           110,000       10,169,866
                                                     ------------------------------------------------------

Net increase (decrease) in cash and cash
   equivalents                                                189,468           (76,123)         192,652

Cash and cash equivalents, beginning of the
   period                                                       3,184            80,007
                                                     ------------------------------------------------------
Cash and cash equivalents, end of the period           $      192,652    $        3,884    $     192,652
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

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. As of June 30, 2000, the Company had an accumulated deficit of $12,964,349, a net capital deficiency of $265,610 and negative working capital of $129,423. Due to the Company's recurring losses and net capital deficiency, there can be no assurance that the Company will be able to obtain additional operating capital, which may impact the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

         The Company has an outstanding note payable to a related party totaling $10,000 with a maturity date of June 2, 2000. The note is unsecured, bears interest at an annual rate of 10%. The note has been amended to extend the maturity date to June 2, 2001. Interest of $1,000 pertaining to the original note was paid in June 2000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS FORM 10-QSB/A AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" PRESENTED IN THE COMPANY'S 1999 ANNUAL REPORT ON FORM 10-KSB.

INTRODUCTORY NOTE.

This Quarterly Report on Form 10-QSB/A contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements relate to, but are not limited to, (i) future research plans, expenditures and results, (ii) potential collaborative arrangements, (iii) the potential utility of the Company's proposed products and
(iv) the need for, and availability of, additional financing.

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

         SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

         The Company earned $19,000 in royalty income from the sale of four nutritional formulations by the Retired Persons Services Inc. compared to $41,000 earned in the same period of 1999. This decrease was due to a direct decline in sales after the initial marketing promotion in 1999. The Company is entitled to a royalty of 15% on the sale of these formulations. Research and development expenses decreased $204,000 to $13,000 in the six months ended June 30, 2000, compared to $217,000 for the same period during 1999. This decrease was due to funding constraints that caused a reduction in personnel and R&D expenditures. General and administrative expenses decreased $76,000 to $256,000 compared to $332,000 for the same period during 1999. This decrease was due to funding constraints that caused a reduction in personnel. Overhead expenses such as employee benefits were eliminated. Expenses were minimal and were comprised of consulting fees (in exchange for amended stock options and warrants previously issued for consulting services), patent fees, rents, utilities and general office expenses. No marketing expenses were incurred in the six months ended June 30, 2000.

         Net loss decreased $245,000 to $263,000, compared to $508,000 for the same period during 1999. The decrease in net loss was attributed to the reduction in personnel and R&D expenditures. Net loss per common share decreased $.06 to ($.01) compared to ($.07) for the same period during 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations since inception solely through the sales of debt and equity securities. As of June 30, 2000, the Company had a working capital deficit of $129,000 which included $193,000 of cash and cash equivalents. Net cash used in operating activities during the six months ended June 30, 2000 was $111,000, compared to $222,000 for the same period during 1999. The Company generated $300,000 from financing activities during the current period. This consists of $270,000 from the sale of common stock; $25,000 from the exercise of stock options; and $5,000 from the exercise of warrants.

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

                                              VYREX CORPORATION
                                              Registrant


                                              By:  /s/ G. DALE GARLOW
                                                 -------------------------------
                                                  G. Dale Garlow,
                                                  Director

Dated: April 2, 2001