Form 10QSB/A
period 2000-09-30
VYREX CORP
filed 2001-04-02
CIK 933972

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


                          PART I FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                                VYREX CORPORATION
                        (a development stage enterprise)
                            CONDENSED BALANCE SHEETS


                                                                            SEP 30, 2000      DEC 31, 1999
                                                                          ------------------------------------
                                                                                 Unaudited
ASSETS
Current assets:
   Cash and cash equivalents                                                 $    297,278           $3,184
Total current assets                                                              297,278            3,184

Furniture and equipment, net of accumulated depreciation of
   $141,787 in 2000 and $132,425 in 1999                                           18,921           41,591

                                                                          ------------------------------------
Total assets                                                                 $    316,199          $44,775
                                                                          ====================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Accounts payable and accrued liabilities                                  $    277,725     $    713,183
   Deferred revenue                                                                 3,340           28,910
   Notes payable to related parties                                                10,000           16,114
                                                                          ------------------------------------
Total current liabilities                                                         291,065          758,207

Notes payable                                                                     160,000          160,000
                                                                          ------------------------------------
Total liabilities                                                                 451,065          918,207
                                                                          ------------------------------------

Commitments and contingencies

Stockholders' deficiency:
   Preferred stock, $.001 par value; 10,000,000 shares authorized; none
     issued                                                                             -                -
   Common stock, $.001 par value; 50,000,000 shares authorized; 8,342,867
     and 7,542,867 issued and outstanding in 2000 and 1999, respectively            8,343            7,543
   Additional paid-in capital                                                  12,845,397       11,820,638
   Deficit accumulated during the development stage                           (12,988,606)     (12,701,613)
                                                                          ------------------------------------
Total stockholders' deficiency                                                   (134,866)        (873,432)
                                                                          ------------------------------------
Total liabilities and stockholders' deficiency                               $    316,199     $     44,775
                                                                          ====================================


SEE ACCOMPANYING NOTES.

                                VYREX CORPORATION
                        (a development stage enterprise)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                             FROM
                                                  THREE MONTHS ENDED               NINE MONTHS ENDED       INCEPTION
                                                     SEPTEMBER 30,                    SEPTEMBER 30,       (01/02/1991)
                                                  2000             1999            2000           1999      TO DATE
                                       ---------------- ---------------- --------------- -------------- -----------------
Licensing and royalty revenue                  $31,332          $23,085         $50,570        $64,159          $439,860
                                       ---------------- ---------------- --------------- -------------- -----------------

Operating expenses:
  Research and development                         107           74,094          13,277        290,781         6,427,498
  Marketing and selling                              -                -               -              -           428,093
  General and administrative                    53,962          130,143         309,458        461,880         5,610,209
                                       ---------------- ---------------- --------------- -------------- -----------------
Total operating expenses                        54,069          204,237         322,735        752,661        12,465,800
                                       ---------------- ---------------- --------------- -------------- -----------------

Loss from operations                          (22,737)        (181,152)       (272,165)      (688,502)      (12,025,940)
                                       ---------------- ---------------- --------------- -------------- -----------------

Other income (expense):
  Interest income                                1,778                -           3,754            321           468,281
  Dividend income                                   14                -              40              -                40
  Gain (loss) on disposal
    of fixed assets                                  -                -         (6,376)          1,875          (12,605)
  Interest expense                             (3,310)          (3,101)        (12,246)        (5,923)          (68,482)
  Charge from issuance of
    stock options for arranging
    bridge financing costs                                                                                   (1,349,900)
                                       ---------------- ---------------- --------------- -------------- -----------------
Total other expense                            (1,518)          (3,101)        (14,828)        (3,727)         (962,666)
                                       ---------------- ---------------- --------------- -------------- -----------------
Net loss                                     $(24,255)       $(184,253)      $(286,993)     $(692,229)   $(12,988,606)
                                       ================ ================ =============== ============== =================

Net loss per share - basic and
diluted                                      $  (0.00)        $  (0.02)       $  (0.04)      $  (0.09)        $   (1.97)
                                       ================ ================ =============== ============== =================
Shares used in per share
  computations                               8,292,242        7,423,455       7,934,473      7,423,455         6,608,030
                                       ================ ================ =============== ============== =================


SEE ACCOMPANYING NOTES.

                                VYREX CORPORATION
                        (a development stage enterprise)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                              NINE MONTHS ENDED             CUMULATIVE
                                                                                               FROM
                                                        SEP 30, 2000      SEP 30,1999       INCEPTION
                                                     ------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                               $     (286,993)   $     (692,229)  $  (12,988,606)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation, amortization and impairment
     charges                                                   16,294            27,975          318,467
   Interest receivable                                                                             3,506
   (Gain) loss on disposal of fixed assets                      6,376            (1,875)          12,605
   Issuance of compensatory notes, stock, stock
     options and warrants                                     148,000*                         2,229,712
   Changes in operating assets and liabilities:
     Other assets                                                                22,043          100,000
     Accounts payable and accrued liabilities                 (12,899)          415,135          700,288
     Deferred revenue                                         (25,570)          (62,559)         (96,660)
     Accrued interest on convertible debentures                                                    9,041
                                                     ------------------------------------------------------
Net cash used in operating activities                        (154,792)         (291,510)      (9,711,647)
                                                     ------------------------------------------------------

INVESTING ACTIVITIES
Purchase of short-term investments                                                            (8,440,442)
Sale of short-term investments                                                                 8,467,931
Purchases of furniture and equipment                                                            (209,595)
Proceeds on sale of fixed assets                                                  4,000           10,000
Patent, trademark and copyrights costs                                                          (133,519)
Other assets, including notes receivable from
   related parties                                                               32,117           (4,202)
                                                     ------------------------------------------------------
Net cash provided by (used in) investing
   activities                                                                    36,117         (309,827)
                                                     ------------------------------------------------------

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                    420,000            40,600        7,889,808
Exercise of stock options and sale of options                  25,000                            975,100
Exercise of warrants                                           10,000                             10,000
Proceeds from short-term loan                                  (6,114)          136,114          867,730
Proceeds from repayment of note payable                        15,000                            591,114
Repayment of note payable                                     (15,000)                           (15,000)
Advances from potential investors                                                                100,000
Repayment of advances                                                                           (100,000)
                                                     ------------------------------------------------------
Net cash provided by financing activities                     448,886           176,714       10,318,752
                                                     ------------------------------------------------------

Net increase (decrease) in cash and cash
   equivalents                                                294,094           (78,679)         297,278

Cash and cash equivalents, beginning of the
   period                                                       3,184            80,007
                                                     ------------------------------------------------------
Cash and cash equivalents, end of the period           $      297,278    $        1,328    $     297,278
                                                     ======================================================


*CHANGE REFLECTED IN AMENDED 10QSB/A FOR 1ST QTR.

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

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. As of September 30, 2000, the Company had an accumulated deficit of $12,988,606, a net capital deficiency of $134,866 and working capital of $6,213. Due to the Company's recurring losses and net capital deficiency, there can be no assurance that the Company will be able to obtain additional operating capital, which may impact the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

INTRODUCTORY NOTE.

This Quarterly Report on Form 10-QSB/A contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements relate to, but are not limited to, (i) future research plans, expenditures and results, (ii) potential collaborative arrangements, (iii) the potential utility of the Company's proposed products and
(iv) the need for, and availability of, additional financing

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

         Research and development expenses decreased $74,000 in the three months ended September 30, 2000. This decrease was due to funding constraints that caused a reduction in personnel and R&D expenditures. General and administrative expenses decreased $76,000 to $54,000 compared to $130,000 for the same period during 1999. Again, this decrease was due to funding constraints that caused a reduction in personnel and elimination of payroll expenses and employee benefits. Third quarter expenses were minimal and were comprised of patent fees, financial reporting fees, accounting fees, rents, utilities and general office expenses.

         Net loss decreased $160,000 to $24,000, compared to $184,000 for the same period during 1999. The decrease in net loss was attributed to the reduction in personnel and R&D expenditures. Net loss per common share decreased $.02 to ($.00) compared to ($.02) for the same period during 1999.

         NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

         The Company earned $25,000 in royalty income from the sale of four nutritional formulations by the Retired Persons Services Inc. compared to $64,000 earned in the same period of 1999. This decrease was due to a direct decline in sales after the initial marketing promotion in 1999. The Company is entitled to a royalty of 15% on the sale of these formulations. A partial licensing fee of $25,000 was received from Van Drunen Farms Futureceuticals, Inc. to produce and market certain Company patented nutraceutical products.

         Research and development expenses decreased $278,000 to $13,000 in the nine months ended September 30, 2000, compared to $291,000 for the same period during 1999. This decrease was due to funding constraints that caused a reduction in personnel and R&D expenditures. General and administrative expenses decreased $153,000 to $309,000 compared to $462,000 for the same period during 1999. This decrease was due to funding constraints that caused a reduction in personnel. Overhead expenses such as payroll expenses and employee benefits were eliminated. Expenses were minimal and were comprised of consulting fees (in exchange for amended stock options and warrants previously issued for consulting services) patent fees, financial reporting fees, accounting fees, rents, utilities and general office expenses. No marketing expenses were incurred in the nine months ended September 30, 2000.

         Net loss decreased $405,000 to $287,000, compared to $692,000 for the same period during 1999. The decrease in net loss was attributed to the reduction in personnel and R&D expenditures, and the elimination of payroll expenses and employee benefits.. Net loss per common share decreased $.06 to ($.04) compared to ($.09) for the same period during 1999.

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

                                             VYREX CORPORATION
                                             Registrant


                                             By:  /s/ G. DALE GARLOW
                                                --------------------------------
                                                 G. Dale Garlow,
                                                 Director

Dated: April 2, 2001