Form 10KSB40
period 2000-12-31
VYREX CORP
filed 2001-04-02
CIK 933972

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                  FORM 10-K SB

/ X /    Annual Report Pursuant to Section 13 or 15(d) of the Securities
 --      Exchange Act of 1934

                   For the Fiscal Year ended DECEMBER 31, 2000

/_ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________.

Commission file number: 000-27866

                                VYREX CORPORATION
           (Name of small business issuer as specified in its charter)

           NEVADA                                          88-0271109
(State or other jurisdiction of                (IRS Employer Identification No.)
corporation or organization)

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

Check there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K SB or any amendment to this Form 10-K SB. [X]

State issuer's revenues for its most recent year: $51,739.

State the aggregate market value of the voting and non-voting common equity held by non affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock equity, as of a date within the past 60 days: $6,600,000 as of March 30, 2001.

State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date:

Common Stock - 8,342,867 as of March 30, 2001

Warrants to purchase common stock - 150,000 as of March 30, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

The issuer's definitive Proxy Statement for its Annual Meeting of Shareholders to be submitted to the commission on or before April 30, 2001 is incorporated by reference into Part III hereof.

Transitional Small Business Disclosure Format

Yes       No  X
     ---     ---

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

      ANTIOXIDANT DRUG PROGRAM. In the Company's opinion, Vantox(R) is currently its lead drug candidate. The Company's research with Vantox(R) indicates it may have usefulness in the treatment of asthma, ARDS, cystic fibrosis, oxygen toxicity, smoke inhalation and other respiratory diseases and conditions. Vantox(R) is an inhaled antioxidant intended to be used in vapor form. The Company believes certain mechanisms in the inflammatory cascade which lead to tissue damage may be mediated by free radicals. Free radicals are a by-product of oxidation, which can be damaging at high levels. Vantox(R) has been shown in laboratory tests to be a free radical scavenger, or "antioxidant". The Company has demonstrated Vantox(R)`s effects in preventing and treating oxidative lung damage in three different animal models. The models evaluated protection from lung damage induced by oxygen, paraquat and ozone. Vantox(R) showed protective effects in all three models. Based on this data and growing evidence that oxidative stress and inflammation may be central to the pathogenesis of asthma and other respiratory conditions, the Company believes Vantox(R) is an appropriate drug candidate to take forward into clinical trials. Before initiating Phase I clinical trials, the Company must complete toxicology and pharmacokinetic studies and submit an Investigational New Drug (IND) application with the U.S. Food and Drug Administration. Due to the expense of completing pre-clinical trials and conducting clinical trials, the Company is unable to fund any additional development and is seeking a joint venture with a pharmaceutical company to provide the necessary funding for further clinical development. Preliminary pre-clinical data was provided to several pharmaceutical companies to review, pursuant to confidentiality and non-disclosure agreements. To date, the Company has not received a commitment from any potential partners. There can be no assurance the Company will be successful in funding the further development of Vantox(R), or that pre-clinical trials will be completed, or that clinical trials will be initiated, or if they are initiated that the trials will be completed and the Company's claims confirmed. Even if confirmed there is no assurance that it will result in the production or marketing of an FDA approved drug. The Company holds two patents in connection with Vantox(R).

      The Company believes oxidative damage is implicated in a variety of diseases including cardiovascular, neurological and viral disorders. Based on its research in oxidative stress and antioxidants, the Company has designed several analogs and pro-drugs of Vantox(R) and Panavir(R). These derivatives are designed to provide improved bioavailability, oral delivery and disease targeting. In laboratory tests, some of these compounds have been shown to protect mitochondria from oxidative damage and have been shown to be potentially potent antioxidants. On the basis of these preliminary results, and the Company's view of a body of knowledge surrounding certain disorders, the Company believes these derivatives may be useful in treating Alzheimer's Disease, Parkinson's Disease, atherosclerosis, spinal cord trauma and other disorders. The Company has filed patent disclosures concerning their uses and will continue pre-clinical development as funding becomes available. In 2000, Immune Response Corporation ("IRC") expanded its research and development activities to include neurological applications of the Company's water-soluble pro-drugs of its Propofol patent. An additional U.S. patent for these indications was applied for by the Company in August 2000. Although these indications are promising, there is no assurance that the Company and IRC will be successful in funding further development and commercialization of these compounds.

      Panavir(R) is an antioxidant drug candidate the Company believes may inhibit HIV proliferation and may target the events leading to the slow progressive deterioration of the immune system. The Company believes Panavir(R) directly inhibits HIV-1 in part by interfering with the attachment of the virus to cells and also by inhibiting the syncytia-inducing strains of HIV-1. Many scientists today believe the most pathogenic strains of HIV-1 are those that lead to the formation of multinucleated giant cells called syncytia. Panavir(R) may also prevent activation of HIV-1 in latently and chronically infected cells, which is an activity not shown by the approved reverse transcriptase inhibitors or protease inhibitors. The Company believes the inhibition of viral activation in latently infected cells may be one of the most desirable attributes of an anti-HIV/AIDS drug.

      The Company believes the activation of HIV infection from the latent state is associated with increased intracellular levels of oxygen free radicals. In laboratory tests the antioxidant and free radical scavenging activity of Panavir(R) inhibited activation of HIV-1 in latently infected cells. Chronic and inappropriate activation of immune cells in HIV infection has been linked to abnormal secretion of certain immunological hormone-like substances called cytokines. Certain cytokines appear to be associated with increased production of oxygen free radicals. Based on the results of preliminary tests completed to date, Panavir(R) appears to inhibit the activity of certain of these cytokines, including interleukin-1 and tumor necrosis factor alpha. The Company hopes Panavir(R) may allow HIV positive individuals to remain healthy by preventing latently infected cells from reactivating, as well as interfering with viral replication and transmission to other cells when infected cells are activated by certain processes.

      In May of 1992, the Company received an Investigational New Drug allowance from the FDA for a Phase I/II human clinical trial using Panavir(R) to treat patients infected with the HIV virus. This phase of the Panavir(R) study began in July of 1992 and was completed in October of 1995. This trial examined safety, bioavailability and pharmacokinetics in a small group of patients. Results indicated that Panavir(R) was well tolerated and achieved targeted serum levels. CD4 counts, which normally decline in untreated AIDS patients, were stabilized, but did not show a significant increase. During 1996 and 1997, the Company synthesized new Panavir(R) analogs and prodrugs in an effort to improve bioavailability and the Company's proprietary position. These compounds have undergone initial pharmacologic testing and have exhibited antioxidant activity, but will require additional testing. The Company has, to date, been unable to obtain a collaborative partner or partners to continue its development and clinical program involving Panavir(R).

      Ultimately, further trials will be required involving the treatment of at least several hundred patients with Panavir(R) alone, or in combination with approved drugs. There can be no assurance that funding will be secured or such tests will be undertaken or completed, or that any form of Panavir(R) will be developed as a marketable product.

      In 1997, the Company entered into an agreement with IRC to develop the certain proprietary technology licensed by the Company for producing tagged genes, transcripts and proteins under the trademark of CD-Tagging(TM). The agreement was amended in 1998 to include research and development of certain proprietary Vantox(R) pro-drugs as potential treatments for spinal cord and central nervous system trauma. The Company terminated its license covering CD-Tagging(TM) in conjunction with its decision to terminate its gene discovery program. The Company and IRC continue to seek a pharmaceutical partner or outside financing for further development and commercialization of the spinal cord and central nervous system technology. There can be no assurance that the Company and IRC will be able to secure funding in the future for this project. In 2000, IRC expanded its research and development activities to include neurological applications of the Company's water-soluble pro-drugs of its Propofol patent. An additional U.S. patent for these indications was applied for in August 2000. Although these indications are promising, there is no assurance that the Company and IRC will be successful in funding further development and commercialization of these compounds.

      NUTRACEUTICALS. The nutraceutical market includes nutritional supplements and foods, which may deliver health benefits beyond basic nutrition. Consumer research seems to indicate consumers may seek out nutritional supplements provided they are backed by reliable science, and that many consumers prefer to receive their health benefits through foods rather than through pills. There are a large number of companies competing in the market to provide nutraceuticals to consumers. The Company's research programs were most recently being directed at developing proprietary formulas of nutritional supplements targeted at consumer health concerns, and the development of proprietary supplements (Pronutrients(TM)) which may be marketed as single line supplements in multi-formulations and in foods. The Company currently has a pipeline of proprietary nutraceutical compounds in varying stages of development.

      During 1997, the Company entered into an agreement with Retired Persons Services, Inc. ("RPS"), to allow RPS to produce and market four nutritional supplement products designed by the Company. In exchange, the Company is to receive a royalty in the amount of 15% of RPS's gross sales of such products. The products were launched by RPS in January 1999. The Company was notified in September 2000, that RPS was relinquishing their exclusive rights to the products and discontinuing the product line. The Company will continue to receive royalties on sales until the inventory is depleted. Although the Company has the rights to market the formulas to other marketers, there is no assurance that can be accomplished.

      The Company's patent for Metallic Oligopeptide Complexes was issued in June 2000. The patent deals with a novel chromium complex, chromium carnosinate, which the Company feels is superior to the other forms of chromium supplements currently on the market. This patent, coupled with the Company's Boron patent, provided the Company the opportunity in August 2000, to enter into a license agreement with the Futureceutical division of Van Drunen Farms to manufacture and market these patented and trademarked nutraceutical compounds. To date, a partial licensing fee of $25,000 has been received. The Company will receive a supplemental license issue fee of $75,000 upon attaining $75,000 in initial sales of licensed products. The licensee shall owe the Company a total gross royalty of 30% of gross revenue from the sale of licensed products. Of the 30% gross royalty, licensee shall credit and allocate 5% to further research and development of the products and pay the remaining 25% to the Company. Product launch is anticipated in the 3rd quarter of 2001. Futureceuticals will fund additional studies to enhance the marketability of these products. There can be no assurance that a significant market will develop for the products or that any products will continue to be sold or will produce any revenue for the Company.

      GENE DISCOVERY. The Company reviewed its gene and protein discovery programs during 1999, including CD-Tagging(TM), and made a decision to terminate the gene discovery program in its entirety.

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

      DUSAN MILJKOVIC, PH.D. In October 1997, the Company entered into a License Agreement with Dusan Miljkovic, Ph.D. ("Miljkovic Agreement") pursuant to which Dr. Miljkovic granted the Company an exclusive worldwide license to develop, manufacture and sell certain proprietary nutraceutical compositions. Dr. Miljkovic originally filed a provisional patent application covering the compounds, and subsequently filed a further United States patent application. Pursuant to the agreement, the Company is responsible for all costs and expenses in connection with obtaining patent protection. In the case of licensed products sold as bulk compounds or stand-alone supplements, Dr. Miljkovic will receive royalties in the amount of 2.5% of gross proceeds up to $1 million; 1.75% of gross proceeds of between $1.0 million and $5.0 million and 1% of gross proceeds in excess of $5 million. In the case of licensed products sold as a component of a supplement formulation, Dr. Miljkovic will receive royalties according to the preceding schedule based on 34% of gross revenues. The License Agreement may be terminated by Dr. Miljkovic or the Company under certain circumstances. In addition, there can be no assurance that the Company will be in a position to meet its annual minimum license fee and thereby maintain any rights to the covered compound. During 1998 the Company continued development of the compounds licensed from Dr. Miljkovic. The Company was notified in 1999 that all claims set forth in Dr. Miljovic's United States and PCT patent applications were allowed. During 1999, the Company sought potential collaborative partners to produce and market the proprietary compounds covered by the patent. In August 2000 the Company entered into a collaborative agreement with the Futureceutical division of Van Drunen Farms to further develop and market these products.

      THE IMMUNE RESPONSE CORPORATION. In 1997, the Company entered into an agreement with the Immune Response Corporation ("IRC") to develop the certain proprietary technology licensed by the Company for producing tagged genes, transcripts and proteins under the trademark of CD-Tagging(TM). The agreement was amended in 1998 to include research and development of certain proprietary Vantox(R) pro-drugs as potential treatments for spinal cord and central nervous system trauma. The Company terminated its license covering CD-Tagging(TM) in conjunction with its decision to terminate its gene discovery program. The Company and IRC continue to seek a pharmaceutical partner or outside financing for further development and commercialization of the spinal cord and central nervous system technology. There can be no assurance that the Company and IRC will be able to secure funding in the future for this project. In 2000, IRC expanded its research and development activities to include neurological applications of the Company's water-soluble pro-drugs of its Propofol patent. An additional U.S. patent for these indications was applied for in August 2000. Although these indications are promising, there is no assurance that the Company and IRC will be successful in funding further development and commercialization of these compounds.

      FUTURECEUTICALS. The Company's patent for Metallic Oligopeptide Complexes was issued in June 2000. The patent deals with a novel chromium complex, chromium carnosinate, which the Company feels is superior to the other forms of chromium supplements currently on the market. This patent, coupled with the Company's Boron patent, provided the Company the opportunity in August 2000, to enter into a license agreement with the Futureceutical division of Van Drunen Farms to manufacture and market these patented and trademarked nutraceutical compounds. To date, a partial licensing fee of $25,000 has been received. The Company will receive a supplemental license issue fee of $75,000 upon attaining $75,000 in initial sales of licensed products. The licensee shall owe the Company a total gross royalty of 30% of gross revenue from the sale of licensed products. Of the 30% gross royalty, licensee shall credit and allocate 5% to further research and development of the products and pay the remaining 25% to the Company. Product launch is anticipated in the 3rd quarter of 2001. Futureceuticals will fund additional studies to enhance the marketability of these products. There can be no assurance that a significant market will develop for the products or that any products will continue to be sold or will produce any revenue for the Company.

PATENTS AND PROPRIETARY TECHNOLOGY

      A United States Patent was issued in 1991 for methods of inhibiting viral and retroviral infections via the use of various antioxidants corresponding to the formulae set forth in the subject patent. The patent has been assigned to the Company and describes the primary proprietary technology underlying the Company's proposed Panavir(R) products.

      A United States Patent was issued in 1992 for methods of inhibiting viral and retroviral replication and for treating viral and retroviral infections via the administration of compositions containing tocopherol, or a tocopherol derivative, or a pharmaceutically effective product thereof. The Company is one of two assignees of this patent, with Biodor U.S. Holding.

      A United States Patent was issued in 1994 directed to certain preparations and methods for dilipidation of skin or hair through the use of cyclodextrin and cyclodextrin derivative preparations such as hydroxypropyl cyclodextrin. This patent also is directed to cerumen removal methods involving introduction of cyclodextrin preparations to the ear canal, resulting in the removal of ear wax and related substances. This patent has been assigned to the Company. This patent describes the proprietary technology of the Company underlying its proposed Cerex(R) products.

      A United States Patent was issued in 1994 involving airborne protectants against oxidative tissue damage. This patent is directed to certain methods for preventing free radical-induced oxidative damage and inflammatory response in biological tissue through the use of vapor-phase, phenolic antioxidants such as vaporized 2,6-diisopropylphenol. This patent has been assigned to the Company and describes the technology underlying the Company's proposed Vantox(R) products.

      A United States Patent was issued in 1995 directed to certain methods for delipidation of skin or hair through the use of cyclodextrin and cyclodextrin derivative preparations such as hydroxypropyl cyclodextrin. This patent is also directed to cerumen removal methods involving introduction of cyclodextrins to the ear canal resulting in the removal of ear wax and related substances. This patent has been assigned to the Company. This patent describes the proprietary technology of the Company underlying its proposed Cerex(R) products.

      A United States Patent was issued in 1995 directed to certain methods for the prevention and treatment of poison ivy and poison oak dermatitis through the use of cyclodextrins in applications to complex urushiols. This patent is also directed to methods of desensitizing against urushiol - induced dermatitis through cyclodextrin - urushiol complexes. This patent has been assigned to the Company and describes the technology underlying the Company's proposed Vyderm(TM) products.

      A United States Patent was issued in 1995 involving airborne protectants against oxidative tissue damage. This patent is also directed to methods for preventing free radical-induced oxidative damage and inflammatory response in biological tissue through vapor-phase, phenolic antioxidants, such as vaporized 2,6-diisopropylpheno.

      A United States Patent was issued in 1996 directed to a certain delivery formulation for Probucol, related to the Company's Panavir(R) product.

      A United States Patent was issued in 1998 directed to the use of cyclodextrins to complex urushiols to protect against and to treat irritation arising from exposure to urushiols. This patent has been assigned to the Company and relates to the proposed Vyderm(TM) products.

      A United States Patent was issued in 1999 relating to compounds, compositions, uses and methods for inhibiting viral and retroviral replication and for treating viral and retroviral infections via the administration of various compounds, including antioxidants. This patent has been assigned to the Company and relates to the proposed Panavir(R) products.

      A United States Patent was issued in 2000 relating to Metallic Oligopeptide Complexes as nutritional supplements, in particular metals of nutritional or therapeutic value in mixed complexes of oligopeptides.

      The Company has patent applications pending in the United States and there have been foreign counterparts filed for certain of the Company's patent applications One of the U.S. patent applications and certain foreign patent filings are jointly owned by the Company and Biodor U.S. Holding.

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

      Although the Company seeks patent protection for its proprietary technology and potential products in the United States and in foreign countries, the patent positions of biotechnology and pharmaceutical firms, including the Company, are generally uncertain and involve complex legal and factual questions. Consequently, the Company does not know whether any of the patent applications pending, or the unfiled patent applications which it is considering will result in the issuance of any patents, whether the patents which it owns will provide significant proprietary protection, or whether they will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents issue, and publication of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months, at the time of filing a patent application or during the research phase prior to application the Company can not be certain it will be deemed the first creator of inventions covered by any future patent applications or that it will be deemed the first to file patent applications for such inventions. There can be no assurance all United States or foreign patents that may pose a risk of infringement can or will be identified. If the Company is unable to obtain a license(s) where it may have infringed on other patents, it could encounter delays in product market introductions while it attempts to design around such intellectual property rights, or could find that the development, manufacture or sale of potential products requiring such licenses could be prevented. In addition, the Company could incur substantial costs in defending against suits brought against it in connection with such intellectual property rights or prosecuting suits which the Company may bring against other parties to protect its intellectual property rights. Competitors or potential competitors may have filed applications for, or have received patents and may obtain additional patents and proprietary rights relating to, compounds or processes competitive with those of the Company. See "Business Competition."

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

TRADEMARKS

      The Company owns trademarks registered with the United States Patent and Trademark Office (USPTO) for the names Panavir(R), Vantox(R), and its logo in connection with the name Vyrex. Additionally the company is prosecuting a number of trademarks in connection with its nutraceutical and genomics programs. Federally registered trademarks have a perpetual life, as long as they are renewed on a timely basis, subject to the rights of third parties to seek cancellation of the marks. The Company has filed other trademark applications, may claim common law trade name rights as to other potential products, and anticipates filing additional trademark applications in the future.

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

EMPLOYEES

      On December 31, 2000, the Company employed three individuals, two in executive positions and one in administration. In an effort to reduce operating expenses as well as terminating its clinical and gene discovery programs the Company either eliminated or did not replace certain positions in the company. None of its employees are currently represented by a union or any other form of collective bargaining unit. The Company is not contemplating, but may hire an undetermined number of new employees over the next 12 to 24 months, should the Company obtain additional funding and expand its activities.

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

EARLY STAGE OF DEVELOPMENT; ABSENCE OF PRODUCTS

      The Company is in the development stage. Other than four nutritional supplements licensed to RPS, which have generated some royalty income since their introduction in 1999, the Company has not completed the development of any product and, accordingly, has not begun to generate revenues from operations. Most of the Company's proposed pharmaceutical products will require significant additional research and development, including extensive preclinical and clinical testing, before the Company will be able to apply for FDA approval. There can be no assurance the Company can initiate or sustain any significant research and development efforts, and that such efforts, if undertaken, will be successful, that any of the Company's potential pharmaceutical products under development will prove to be safe and effective in clinical trials, that the Company will be able to obtain FDA approval for any of its proposed pharmaceutical products, that any such proposed pharmaceutical products can be manufactured at acceptable cost and with appropriate quality, or that any such proposed products, if they do receive regulatory approval, can be successfully marketed. The Company cannot predict when, if ever, it will begin to market any proposed pharmaceutical products.

      The Company desires to develop nutraceutical products which the Company believes may be sold before any of its proposed pharmaceutical products will be sold. During 1997, the Company entered into an agreement with Retired Persons Services, Inc. ("RPS") to allow RPS to produce and market four nutritional supplement products designed by the Company. In exchange, the Company is to receive a royalty in the amount of 15% of gross sales. The products were launched by RPS in January, 1999. The Company was notified in September, 2000, that RPS was relinquishing its exclusive rights to the products and discontinuing the product line. The Company will continue to receive royalties on sales until the inventory is depleted. Although the Company has the rights to market the formulas to other marketers, there is no assurance that can be accomplished.

      The Company's patent for Metallic Oligopeptide Complexes was issued in June 2000. The patent deals with a novel chromium complex, chromium carnosinate, which the Company feels is superior to the other forms of chromium supplements currently on the market. This patent, coupled with the Company's Boron patent, provided the Company the opportunity in August 2000, to enter into a license agreement with the Futureceutical division of Van Drunen Farms to manufacture and market these patented and trademarked nutraceutical compounds. To date, a partial licensing fee of $25,000 has been received. The Company will receive a supplemental license issue fee of $75,000 upon attaining $75,000 in initial sales of licensed products. The licensee shall owe the Company a total gross royalty of 30% of gross revenue from the sale of licensed products. Of the 30% gross royalty, the licensee shall credit and allocate 5% to further research and development of the products and pay the remaining 25% to the Company. Product launch is anticipated in the 3rd quarter of 2001. Futureceuticals will fund additional studies to enhance the marketability of these products. There can be no assurance that a significant market will develop for the products or that any products will continue to be sold or will produce any revenue for the Company.

NO SIGNIFICANT OPERATING REVENUES; ACCUMULATED DEFICIT; EXPECTATION OF FUTURE LOSSES

      The Company has experienced significant operating losses since its inception in 1991. As of December 31, 2000, the Company had a deficit accumulated in the development stage of $13,037,100. The Company expects operating losses to increase substantially in the future only if the Company decides to restart its research and development and clinical trials internally. The Company has generated no significant revenues from operations. The development of the Company's proposed pharmaceutical products will require the commitment of substantial resources to prepare and submit applications to the FDA, and to conduct research, preclinical and clinical trials, and for both its proposed pharmaceutical and nutraceutical products the Company must either establish commercial scale manufacturing processes and facilities or contract for such manufacturing facilities, and to establish additional quality control, regulatory, marketing, sales and administrative capabilities. There can be no assurance the Company will be successful in these endeavors or will continue as a going concern, especially in light of the high failure rate of development stage pharmaceutical and nutrition companies with limited resources. There can be no assurance the Company will not incur substantial and continuing net losses beyond the next several years or that the Company will ever reach profitability. Furthermore, there can be no assurance the Company will apply for or obtain regulatory approvals, enter into arrangements with third parties for product development and commercialization, or successfully market or license any additional products. To achieve profitable operations, the Company, alone or with others, must successfully identify, develop, manufacture and market its proprietary products or technologies. There can be no assurance the Company will be able to accomplish these tasks. Significant delays in any of these matters could materially adversely impact the Company.

FUTURE CAPITAL REQUIREMENTS; UNCERTAINTY OF ADDITIONAL FUNDING

      Substantial expenditures will be required to enable the Company to conduct planned product research and development, resume the FDA application process, including conducting preclinical studies and clinical trials, and to manufacture and market its proposed products including its proposed nutraceutical products. The Company will need to raise substantial additional funds to support its long-term proposed product development and commercialization programs including its nutraceutical product development programs. The Company has no established bank financing arrangements and it is not anticipated the Company will secure any bank financing in the foreseeable future. Therefore, the Company will need to seek additional financing through subsequent future public or private sales of its securities, including equity and debt securities. The Company may also seek funding for the development and marketing of its proposed products through strategic alliances and other arrangements with corporate partners. There can be no assurance such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to the Company, if at all. Any such additional financing may result in significant dilution to existing stockholders. If adequate funds are not available, the Company may be required to halt operations, or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, potential product candidates or potential products the Company would not otherwise relinquish. In an effort to conserve funds, the Company has curtailed its internal research efforts and is dependent on its licensees and collaborations for continued studies and clinical trials. The Company's future cash requirements will be affected by the degree to which the Company is able to resume operations in the future, as well as future results of research and development, preclinical studies and clinical trials, nutraceuticals product development and marketing costs, relationships with corporate partners, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the regulatory approval process and other factors.

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

DEPENDENCE UPON KEY PERSONNEL

      The Company has reduced its staff to three people, and is dependent on its licensees and its scientific collaborations for the bulk of its continuing research and development activities. Consequently, further successful development of the Company's proprietary technology is dependent on the ability of the research and development efforts of its licensees and scientific collaborations. Directing these efforts is Dr. Sheldon S. Hendler, Chairman of the Company's Board of Directors and the owner of approximately 18.5% of the outstanding Common Stock of the Company. The ability to retain the services of Dr. Hendler is important to the success of the Company. The Company does not currently have an employment contract with Dr. Hendler, nor does it maintain insurance on Dr. Hendler's life. Even if the Company succeeded in obtaining financing necessary to fund internal research and development, it would continue its efforts to expand its research and development externally by means of outsourcing and expanding collaborations with current or new scientific partners.

RELIANCE ON COLLABORATIVE PARTNERS

      In 2000, the Company entered into new license agreements and expanded its research collaborations in an effort to expedite the development of its technology. In 2000, Immune Response Corporation ("IRC") expanded its research and development activities to include neurological applications of the Company's water-soluble pro-drugs of its Propofol patent. An additional U.S. patent for these indications was applied for in August 2000. Although these indications are promising, there is no assurance the Company and IRC will be successful in funding further development and commercialization of these compounds. In August,

2000, the Company entered into a license agreement with the Futureceutical division of Van Drunen Farms to manufacture and market patented and trademarked nutraceutical compounds. To date, a partial licensing fee of $25,000 has been received. The Company will receive a supplemental license issue fee of $75,000 upon attaining $75,000 in initial sales of licensed products. The licensee shall owe the Company a total gross royalty of 30% of gross revenue from the sale of licensed products. Of the 30% gross royalty, the licensee shall credit and allocate 5% to further research and development of the products and pay the remaining 25% to the Company. Product launch is anticipated in the 3rd quarter of 2001. Futureceuticals will fund additional studies to enhance the marketability of these products.

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

PATENTS AND PROPRIETARY RIGHTS

       The Company's success will depend in large part on its ability to obtain patent protection for its proposed products, both in the United States and other countries. The patent position of biotechnology and pharmaceutical companies is highly uncertain and involves complex legal and factual questions. There is no consistent policy regarding the breadth of claims allowed in biotechnology and pharmaceutical patents. The Company currently has twelve patents issued and several patent applications pending in the United States. There have been foreign counterparts of certain of these applications filed in other countries on behalf of the Company. The Company intends to file additional applications as appropriate for patents covering both its proposed products and processes. There can be no assurance patents will issue from any of the pending applications, or for patents that have been issued or may be issued, the claims allowed will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance any patents issued to the Company will not be challenged, invalidated or circumvented, or the rights granted thereunder will provide proprietary protection to the Company. In addition, any patents obtained by the Company will be of limited duration. All United States patents issuing from patent applications applied for June 8, 1995 or thereafter will have a term of 20 years from the date of filing. All United States patents in force before June 8, 1995 will have a term of the longer of: (1) 17 years from the date of issuance; or (2) 20 years from the date of filing. All United States patents issuing from patent applications applied for before June 8, 1995 will have a term of the longer of (1) 17 years from the date of issuance; or (2) 20 years from the date of filing. The commercial success of the Company will also depend in part on the Company's neither infringing patents issued to competitors nor breaching the technology licenses upon which the Company's proposed products might be based.

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

GOVERNMENTAL REGULATION AND UNCERTAINTY OF PRODUCT APPROVALS

       The production and marketing of the Company's proposed products are subject to strict regulation by federal and state governmental authorities in the United States and in foreign countries where such potential products may be produced and marketed. In the United States, the FDA regulates, where applicable, development, testing, labeling, manufacturing, registration, notification, clearance or approval, marketing, distribution, record keeping and reporting requirements for human and animal drugs, medical devices, biologics, cosmetics and food additives. Most, if not all, of the Company's proposed products, including its proposed Panavir(R), Vantox(R), and other products may require FDA clearance prior to marketing. The Federal Environmental Protection Agency ("EPA") has regulations covering certain areas for some of the Company's proposed products. Comparable state and local agencies may have similar regulations. The FDA and EPA regulatory approval processes may take a number of years and both FDA and EPA regulatory approval may require the expenditure of substantial resources. The processing, formulation, packaging, labeling and advertising of the Company's proposed nutraceutical products is subject to regulation by one or more federal agencies, including the FDA, the Federal Trade Commission (the "FTC"), the Consumer Product Safety Commission, the United States Department of Agriculture and the Environmental Protection Agency. These activities are also regulated by various agencies of the state and localities in which the Company's nutraceutical products may be sold, including without limitation the California Department of Health and Human Services, Food and Drug branch. The Nutrition Labeling and Education Act and the Dietary Supplement Act provide regulations which require that vitamin, mineral and dietary supplements labels have to provide the same basic nutritional information found on the labels on most conventional foods. The regulations also require that health claims made for vitamins, minerals and dietary supplements be scientifically valid, and mandate nutrition information found on the label to state the nutrition content per serving. Compliance with these regulations could adversely affect the Company's operations and its financial condition. There can be no assurance the production and marketing of the Company's proposed products or other potential products which may be developed by the Company in the future, if any, will satisfy then current requirements of the FDA, EPA, FTC, or comparable state, local and foreign authorities. Delays in receiving or failure to receive governmental approvals may have a material adverse impact on the Company. In addition, there can be no assurance that government regulations applicable to the Company or its proposed products or the interpretation thereof will not change and thereby prevent the Company from marketing some or all of its potential products for a period of time or permanently, or otherwise materially and adversely affect the Company. Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which the drug may be marketed. Even if such regulatory approval is obtained, a marketed drug, its manufacturer and the facilities in which the drug is manufactured are subject to continual review and periodic inspections. Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the potential product from the market, product seizures, a halt in operation and other materially adverse consequences. The Company is unable to predict the extent of adverse governmental regulation which might arise from future federal, state or foreign legislative or administrative action, or the extent of the impact of such legislative changes on the business of the Company.

DEBT SERVICE AND PENALTIES

      The Company has two notes payable, one of $100,000 principal amount, and the other of $60,000 principal amount, which notes are collateralized by substantially all of the assets of the Company. In January 2001, the maturity date of both notes was extended to March 22, 2002, provided the Company makes interest payments on such debt of $8,000 on March 22, 2001 and $4,800 on August 17, 2001. All principal and accrued and unpaid interest at the rate of 8% per annum will be payable on March 22, 2002. In connection with the extension of the maturity of this debt, the Company issued the notes' holder an option exercisable for two years to purchase 50,000 shares of Common Stock at a price of $0.50 per share. Furthermore, the Company has amended the $60,000 note to make it convertible into Common Stock at a price of $0.60 per share in increments of not less than 20,000 shares.

DILUTIVE AND OTHER ADVERSE EFFECTS OF OUTSTANDING OPTIONS AND WARRANTS

      Certain warrants issued in connection with private and public placement of the Company's common stock prior to April 1, 1996, expired on January 31, 2000, and are no longer exercisable. Under the terms of existing, options issued under the Company's stock option plan and other outstanding options, the holders thereof are given an opportunity to profit from a rise in the market price of the Common Stock with a resulting dilution in the interests of the other stockholders. The terms on which the Company may obtain additional financing may be adversely affected by the existence of such options. The holders of the options may exercise them at a time when the Company might be able to obtain additional capital through a new offering of securities on terms more favorable than those provided by the options.

POSSIBLE DEPRESSIVE EFFECT ON PRICE OF SECURITIES OF FUTURE SALES OF COMMON
STOCK

      Actual sales or the prospect of sales of Common Stock under Rule 144 or otherwise in the future may depress the prices of the Company's securities or any market that may develop in the future. There are options outstanding both pursuant to the Company's Stock Option Plan and options not pursuant to any plan which are exercisable for up to 2,180,259 shares of Common Stock. Approximately 50% of these options are currently exercisable. Exercise of any of these options would result in additional dilution to the purchaser of the shares offered herein, and exercise of any significant amount of these options will result in substantial additional dilution. Resale of shares acquired upon the exercise of these options may depress the prices of the Company's securities or make them more difficult to sell by the investors herein. The sale or availability for sale of substantial amounts of Common Stock in the public market after this offering could adversely affect the prevailing market prices of the Company's securities and could impair the Company's ability to raise additional capital through the sale of its equity securities.

POSSIBLE ADVERSE EFFECTS OF AUTHORIZATION AND ISSUANCE OF PREFERRED STOCK

      The Company's Board of Directors is authorized to issue up to 10,000,000 shares of preferred stock. The Board of Directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms and privileges with respect to any series of preferred stock. The issuance of any series of preferred stock having rights superior to those of the common stock may result in a decrease in the value or market price of the common stock and could further be used by the Board as a device to prevent a change in control favorable to the Company. Holders of preferred stock to be issued in the future may have the right to receive dividends and certain preferences in liquidation and conversion rights. The issuance of such preferred stock could make the possible takeover of the Company or the removal of management of the Company more difficult, and adversely affect the voting and other rights of the holder of the common stock, or depress the market price of the Common Stock.

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

CONTROL BY PRESENT STOCKHOLDERS; POSSIBLE DEPRESSIVE EFFECT ON THE COMPANY'S SECURITIES

      The current officers and directors of the Company own 22% of the outstanding Common Stock of the Company. Dr. Hendler individually owns approximately 18.5% of the outstanding Common Stock. This concentration of ownership could have an influence over the election of directors and could exert influence or control over the Company's operations. This may discourage potential purchasers from seeking control of the Company through purchase of Common Stock and this possibility could have a depressive effect on the price of the Company's securities.

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

WARRANTS

      The Company issued Debenture Warrants to purchase 17,000 shares of Common Stock issued in conjunction with the issuance of Debentures in November 1997, in the principal amount of $1,000,000. The Debentures were converted to Common Stock in 1998. The Debenture Warrants were exercisable for a period of three years from the date of issuance and were exercisable at a price equal to $7.50 per share. These Warrants expired in November 2000.

      The Company issued Warrants in March and August of 1999 in connection with entering into loan transactions with a single entity with an aggregate principal amount equal to $160,000. Warrants were issued in this transaction entitling the lender to purchase 50,000 shares at an exercise price equal to $1.00 per share, 50,000 shares at an exercise price equal to $0.50 per share, and 150,000 shares at an exercise price of $0.25 per share. In consideration of extending the maturity of this debt during February 2000, the exercise price of the warrants to purchase an aggregate of 250,000 shares of common stock was reduced to

$0.10. The lender purchased 100,000 shares during June and July 2000 at a price of $0.10 per share. The warrant to purchase 150,000 shares remains unexercised. This warrant expires on August 16, 2002.

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

PRODUCT LIABILITY; AVAILABILITY OF INSURANCE

      The design, development and manufacture of the Company's proposed products involve an inherent risk of product liability claims and associated adverse publicity. The Company obtained clinical trial product liability insurance for its Panavir(R) Phase I human clinical trial and intends to obtain insurance for future clinical trials of Panavir(R), Vantox(R), and other potential products under development, and for potential product liability associated with the commercial sale of the Company's proposed products. There can be no assurance the Company will be able to obtain or maintain insurance for any of its clinical trials or proposed commercial products. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms or at all. The Company will also be exposed to product liability claims in the event that, among other things, the use of its proposed nutraceutical products result in injury.

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

ITEM 2.           PROPERTIES

Vyrex Corporation is currently negotiating new lease terms for its administrative office space in La Jolla, California.

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


                                                                                  HIGH                    LOW
                                                                                  ----                    ---
January 1,  1999                    March 30,  1999                               $0.8125                 $0.1875
April 1,  1999                      June 30,  1999                                $0.6875                 $0.3438
July 1,  1999                       September 30,  1999                           $0.4375                 $0.2812
October 1,  1999                    December 31,  1999                            $0.2812                 $0.0938
January 1,  2000                    March 30,  2000                               $2.1562                 $0.0938
April 1,  2000                      June 30,  2000                                $1.3438                 $0.2812
July 1,  2000                       September 30,  2000                           $1.5312                 $0.8125
October 1,  2000                    December 31,  2000                            $0.875                  $0.375


As of March 29 2001, the Company's Common Stock was held by approximately 600 stockholders of record. The Company has never paid cash dividends and does not anticipate paying any cash dividends in the foreseeable future.

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

         With the ever increasing difficulty of biotechnology companies being able to raise funds in the capital markets, the Company has and is continuing to seek collaborative partners to license its existing technology with a view to raising funding. In addition the Company's short term strategy will be to continue efforts to commercialize existing technology and to selectively defer research and development activity until such time as the Company has adequate operating funds. During 2000 the

Company continued to reduce operating expenses. The net loss for 2000 amounted to $335,000 compared to $789,000 in 1999. As of December 31, 2000 the Company's accumulated deficit was approximately $13,037,000.

         The Company's business is subject to significant risks, including the risks inherent in its research and development efforts, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and competition from other biotechnology companies. See "Risk Factors."

RESULTS OF OPERATIONS

      YEARS ENDED DECEMBER 31, 2000 AND 1999

      The Company started earning royalty income in 1999 from the sale of four nutritional formulations by the Retired Persons Services, Inc. ("RPS"). Royalty income decreased $44,000 to $27,000 in 2000 compared to $71,000 in 1999. The Company is entitled to a royalty of 15% on the sale of these formulations. The Company was notified in September 2000, that RPS was relinquishing their exclusive rights to the products and discontinuing the product line. The Company will continue to receive royalties on sales until the inventory is depleted. Although the Company has the rights to market the formulas to other marketers, there is no assurance that can be accomplished. The Company earned $25,000 in license fees during 2000 compared to a license fee of $6,600 in 1999. The Company's patent for Metallic Oligopeptide complexes was issued in June 2000. The patent deals with a novel chromium complex, chromium carnosinate, which the Company feels is superior to the other forms of chromium supplements currently on the market. This patent, coupled with the Company's Boron patent, provided the Company the opportunity in August 2000, to enter into a license agreement with the Futureceutical division of Van Drunen Farms to manufacture and market these patented and trademarked nutraceutical compounds. To date, a partial licensing fee of $25,000 has been received. The Company will receive a supplemental license issue fee of $75,000 upon attaining $75,000 in initial sales of licensed products. The licensee shall owe the Company a total gross royalty of 30% of gross revenue from the sale of licensed products. Of the 30% gross royalty, licensee shall credit and allocate 5% to further research and development of the products and pay the remaining 25% to the Company. Product launch is anticipated in the 3rd quarter 2001. Futureceuticals will fund additional studies to enhance the marketability of these products. There can be no assurance that a significant market will develop for the products or that any products will continue to be sold or will produce any revenue for the Company.

      Since January 2000, the Company's major activities consisted of reducing overhead and debt, in raising funds through financing activities, and seeking licensing opportunities for its intellectual properties and joint ventures to market its nutraceutical products and initiate the research necessary to take its drug candidates forward into clinical trials. During this period, the Company generated $449,000 from financing activities consisting of $420,000 from the sale of common stock, $25,000 from the exercise of stock options, and $10,000 from the exercise of warrants net of repayment of $6,114 on short term loans. To supplement its existing resources, the Company will require additional capital from the sale of debt or equity. There can be no assurance that such capital will be available on favorable terms, or at all, and if additional funds are raised by issuing equity securities, dilution to existing shareholders is likely to result.

      In 2000, three officers of the Company forgave previously accrued compensation totaling $422,559.

      Research and development expenses decreased $276,000 to $19,000 in 2000 compared to $295,000 in 1999. The decrease in research and development expenses is attributed to the fact that there were no fringe benefits or compensation expenses in 2000. Expenses were limited to purchased services and a license fee.

      Marketing expenses amounted to $5,000 for 2000. There were no marketing expenses in 1999. General and administrative expenses decreased $215,000 to $348,000 in 2000 compared to $563,000 in 1999. Salaries and fringe benefits decreased $185,000, insurance decreased $75,000, and rent decreased $22,000. Expenses were limited to consulting fees, maintenance of patents, and general office expenses such as accounting services, telephone expenses, utility expenses and postage.

      Net loss decreased $454,000 to $335,000 during 2000 compared to $789,000 in 1999. Basic and diluted loss per share decreased $0.07 to $0.04 during 2000 compared to $0.11 in 1999. The lower net loss per common share is principally due to the decrease in the net loss.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its operations since inception through the sale of debt and equity securities. As of December 31, 2000, the Company had a working capital deficit of $37,000 compared to a working capital deficit of $755,000 at December 31, 1999. The deficit in working capital is the result of the Company's operating loss.

      For the twelve months ended December 31, 2000, the Company used $213,000 of cash in operating activities, compared to $330,000 during 1999. The decrease in cash usage was primarily related to decreases in salaries, consulting fees and other expenses. In addition, salaries to administrative and science staff were deferred until such time as the Company has the funds to fund the payroll. As of December 31, 2000 accrued payroll amounted to approximately $180,000.

      In 2000 the Company generated $449,000 from financing activities consisting of $420,000 from the sale of common stock, $25,000 from the exercise of stock options, and $10,000 from the exercise of warrants net of repayment of $6,114 on short term loans compared to $217,000 in 1999.

      While the Company may have revenues during 2001, it is not anticipated that they will be significant and therefore without additional financing it is uncertain whether the Company can continue as a going concern. The Company is actively pursuing collaborations with potential partners in both the pharmaceutical and nutraceutical divisions with the objective of raising financing to enable the Company to continue operations. During 2000, the Company raised $455,000 through the private sale of securities and exercise of warrants and options. The Company does not currently have any other commitments for financing. On March 22, 1999, the Company obtained a loan for $100,000 at 10% interest. The loan was originally due and payable on March 22, 2000, and is collateralized by the general assets of the Company with applicable provisions of the Uniform Commercial Code. The principal amount of the loan was increased in August of 1999 to $160,000. The loan was renegotiated to provide that the interest only on the $100,000 was due and payable on March 22, 2000, and interest only on the $60,000 was due and payable on August 17, 2000. The March 22, 2000 and August 17, 2000 interest payments were paid within the prescribed terms. The remaining principal balance plus 8% annual interest was extended one year and will be due and payable on March 22, and August 17, of 2001. In January, 2001, the Company agreed with the holder of the two promissory notes to extend the maturity of such notes to March 22, 2002. Interest on the $100,000 note in the amount of $8,000 will be due and payable on March 22, 2001, and interest on the $60,000 note in the amount of $4,800 will be due and payable on August 17, 2001. All principal and accrued and unpaid interest at the rate of 8% per annum on each note will be due and payable on March 22, 2002. In consideration of such extension the Company issued the debt holder an option exercisable for two years to purchase 50,000 shares of Common Stock at a price of $0.50 per share. Furthermore, the Company amended the $60,000 note to make it convertible at any time prior to maturity into 100,000 shares of Common Stock at a price of $0.60 per share in increments of not less than 20,000 shares. The Company does not have any revenue to service the debt, and must obtain additional financing to pay the principal and interest on this debt when due. It is anticipated that the $455,000 raised will enable the Company to continue operating through 2001. Additional funds will have to be raised by that time to enable the Company to continue operations. The Company does not have any lease or other commitments. The Company does not have an existing bank line of credit or other form of revolving or renewable credit facility. There can be no assurance the Company will generate revenue during 2001, or that funds will be available through the public or private markets.

PLAN OF OPERATION

      As a result of expanded collaboration and license agreements in 2000 clinical trials on certain of the Company's key products are scheduled to commence in 2001. In addition to working with our existing partners to expedite the development of these products toward commercialization the Company will continue to focus its efforts and resources on developing new strategic relationships concerning the development, manufacturing and marketing of additional antioxidant pharmaceutical compounds and nutraceuticals.

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

None
                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by Item 9 of Form 10-K SB is incorporated by reference to the information contained in the section captioned "Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" in the Registrants definitive proxy statement for the Annual Meeting of Shareholders ("Proxy Statement") to be filed with the Commission on or before April 30, 2001.

ITEM 10.          EXECUTIVE COMPENSATION.

The information required by Item 10 of Form 10-K SB is incorporated by reference to the information contained in the section captioned "Executive Compensation" in the Proxy Statement to be filed with the Commission on or before April 30, 2001.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

The information required by Item 11 of Form 10-K SB is incorporated by reference to the information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement to be filed with the Commission on or before April 30, 2001.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 12 of Form 10-K SB is incorporated by reference to the information contained in the section captioned "Certain Relationships and Related Transactions" in the Proxy Statement to be filed with the Commission on or before April 30, 2001.

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


         Signature                          Title                                       Date
         ---------                          -----                                       ----


/s/ SHELDON S. HENDLER                   Director                                       March 30, 2001
------------------------------------


/s/ G. DALE GARLOW                       Director                                       March 30, 2001
------------------------------------


/s/ RICHARD G. MCKEE, JR.                Director                                       March 30, 2001
------------------------------------



/s/ LORI A. ROBINSON                     Director                                       March 30, 2001
------------------------------------



/s/ TOMAS K. LARSON, JR.                 Director                                       March 30, 2001
------------------------------------


                                VYREX CORPORATION
                          ANNUAL REPORT ON FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2000
                                  EXHIBIT INDEX

EXHIBIT NUMBER                      DESCRIPTION
-----------------------------------------------
 3.1      BYLAWS *

23.1      CONSENT OF INDEPENDENT ACCOUNTANTS


* previously filed.

                                Vyrex Corporation
                        (a development stage enterprise)





                          Index to Financial Statements


Report of J.H. Cohn LLP, Independent Public Accountants.............................................F-2
Balance Sheets......................................................................................F-3
Statements of Operations............................................................................F-4
Statements of Stockholders' Deficiency..............................................................F-5-6
Statements of Cash Flows............................................................................F-7
Notes to Financial Statements.......................................................................F-8-17


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders
Vyrex Corporation


We have audited the accompanying balance sheets of VYREX CORPORATION (a development stage enterprise) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' deficiency and cash flows for the years then ended, and for the period from January 2, 1991 (date of inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the years ended December 31, 1998, 1997 and 1996, were audited by other auditors whose reports dated March 15, 1999 (except as to Note 10 to the 1998 financial statements for which the date was March 29, 1999) and February 12, 1998, expressed an unqualified opinion and included an explanatory paragraph discussing uncertainty regarding Vyrex Corporation's ability to continue as a going concern. Total revenues and net losses for the three years ended December 31, 1998, 1997 and 1996 were $1,600 and $8,504,866, respectively. Our opinion on the statements of operations, stockholders' deficiency and cash flows for the period from January 2, 1991 (inception) through December 31, 2000, insofar as it relates to amounts for the years ended December 31, 1998, 1997 and 1996, is based solely on the report of other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Vyrex Corporation (a development stage enterprise) at December 31, 2000 and 1999, and its results of operations and cash flows for the years then ended and for the period from January 2, 1991 (date of inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

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

                                                        J.H. COHN LLP


San Diego, California
February 20, 2001

                                Vyrex Corporation
                        (a development stage enterprise)

                                 Balance Sheets


                                                                                      DECEMBER 31
                                                                                2000              1999
                                                                          ------------------------------------
ASSETS
Current assets - cash and cash equivalents                                   $    238,817   $        3,184

Furniture and equipment, net of accumulated depreciation of $146,678 in
   2000 and $132,425 in 1999                                                       14,030           41,591
                                                                          ------------------------------------
Total assets                                                                 $    252,847    $      44,775
                                                                          ====================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY Current liabilities:
   Accounts payable and accrued liabilities                                  $    264,036     $    713,183
   Deferred revenue                                                                 2,171           28,910
   Notes payable to related parties                                                10,000           16,114
                                                                          ------------------------------------
Total current liabilities                                                         276,207          758,207

Notes payable                                                                     160,000          160,000
                                                                          ------------------------------------
Total liabilities                                                                 436,207          918,207
                                                                          ------------------------------------

Commitments and contingencies

Stockholders' deficiency:
   Preferred stock, $.001 par value; 10,000,000 shares authorized; none
     issued                                                                             -                -
   Common stock, $.001 par value; 50,000,000 shares authorized; 8,342,867
     and 7,542,867 issued and outstanding in 2000 and 1999, respectively            8,343            7,543
   Additional paid-in capital                                                  12,845,397       11,820,638
   Deficit accumulated during the development stage                           (13,037,100)     (12,701,613)
                                                                          ------------------------------------
Total stockholders' deficiency                                                   (183,360)        (873,432)
                                                                          ------------------------------------
Total liabilities and stockholders' deficiency                               $    252,847     $     44,775
                                                                          ====================================


SEE ACCOMPANYING NOTES.

                                Vyrex Corporation
                        (a development stage enterprise)

                            Statements of Operations


                                                                                              CUMULATIVE
                                                          YEARS ENDED DECEMBER 31                FROM
                                                          2000               1999             INCEPTION
                                                  ------------------------------------------------------------
Licensing and royalty revenue                        $        51,739   $          77,690    $       441,029
                                                  ------------------------------------------------------------

Operating expenses:
   Research and development                                   18,527             294,502          6,432,748
   Marketing and selling                                       5,009                                433,102
   General and administrative                                347,629             562,974          5,648,380
                                                  ------------------------------------------------------------
Total operating expenses                                     371,165             857,476         12,514,230
                                                  ------------------------------------------------------------

Loss from operations                                        (319,426)           (779,786)       (12,073,201)
                                                  ------------------------------------------------------------

Other income (expense):
   Interest income                                             5,925                 321            470,452
   Gain (loss) on disposal of fixed assets                    (6,376)              1,137            (12,605)
   Interest expense                                          (15,610)            (10,220)           (71,846)
   Charge from issuance of stock options for
     bridge financing                                              -                   -         (1,349,900)
                                                  ------------------------------------------------------------
Total other income (expense)                                 (16,061)             (8,762)          (963,899)
                                                  ------------------------------------------------------------

Net loss                                             $      (335,487)          $(788,548)   $   (13,037,100)
                                                  ============================================================

Net loss per share - basic and diluted               $         (0.04)      $       (0.11)    $        (1.96)
                                                  ============================================================
Shares used in per share computations                      8,037,129           7,474,491          6,656,601
                                                  ============================================================


SEE ACCOMPANYING NOTES.

                                Vyrex Corporation
                        (a development stage enterprise)

               Statements of Stockholders' Deficiency (continued)




                                                                                    COMMON STOCK                ADDITIONAL
                                                                         ------------------------------------    PAID-IN
                                                                              SHARES            AMOUNT           CAPITAL
                                                                         ---------------------------------------------------
   Issuance (at $.002 per share) for acquisition of technology retroactively reduced for 150,000 shares returned and retired on
     October 1, 1995                                                          3,350,000           $3,350       $     3,350
   Issuance (at $.002 per share) for cash                                       500,000              500               500
   Issuance (at $1.00 per share) for cash                                       800,000              800           799,200
   Issuance as compensation (at $1.00 per share)                                 32,500               33            32,467
   Issuance (at $2.00 per share) upon conversion of note payable                100,000              100           199,900
   Issuance (at $3.00 per share) for cash, net of issuance costs of $4,086       33,000               33            94,881
   Net loss                                                                           -                -                 -
                                                                         ---------------------------------------------------
Balance at December 31, 1993                                                  4,815,500            4,816         1,130,298
   Issuance (at $3.00 per share) for cash, net of issuance costs of $21,000      99,000               99           275,901
   Issuance (at $3.00 per share) in lieu of finder's fee                          7,000                7            20,993
   Issuance (at $3.00 per share) in lieu of finder's fee                          5,000                5            14,995
   Issuance (at $3.00 per share) for cash, net of issuance costs of $41,844      24,990               25            33,101
   Net loss                                                                           -                -                 -
                                                                         ---------------------------------------------------
Balance at December 31, 1994                                                  4,951,490            4,952         1,475,288
   Issuance (at $3.00 per share) for cash, net of issuance costs of $46,976     149,940              150           402,694
   Issuance (at $3.00 per share) in settlement of account payable                 6,041                6            18,117
   Issuance (at par value) as compensation for services related to prior
     issuances of common stock                                                   83,000               83               (83)
   Issuance (at $3.00 per share) as compensation for services related to
     offering                                                                    13,334               13            39,989
   Issuance (at $3.00 per underlying share) of options for 450,000
     shares as compensation for arranging bridge financing                            -                -         1,349,900
   Net loss                                                                           -                -                 -
                                                                         ---------------------------------------------------
Balance at December 31, 1995                                                  5,203,805            5,204         3,285,905
   Proceeds from initial public offering (at $6.50 per unit), net of
     issuance costs of $1,135,453                                             1,057,097            1,057         5,734,620
   Sale of option to purchase 300,000 shares at $3.00 per share                       -                -            50,000
   Exercise of stock options (at $3.00 per share) for cash                      300,000              300           899,700
   Conversion of notes payable and related accrued interest (at $3.00
     per share)                                                                  86,015               86           257,959
   Exercise of stock options (at $.00022 per share) for cash                    450,000              450              (350)
   Issuance of units as compensation for legal services (at $4.55 per
     share)                                                                      24,292               24           110,505
   Net loss                                                                           -                -                 -
                                                                         ---------------------------------------------------
Balance at December 31, 1996                                                  7,121,209            7,121        10,338,339
(CONTINUED)



                                                                                         DEFICIT
                                                                                       ACCUMULATED         TOTAL
                                                                                       DURING THE      STOCKHOLDERS'
                                                                                       DEVELOPMENT         EQUITY
                                                                                          STAGE         (DEFICIENCY)
                                                                                  --------------------------------------
   Issuance (at $.002 per share) for acquisition of technology retroactively reduced for 150,000 shares returned and retired on
     October 1, 1995                                                                     $         -   $        6,700
   Issuance (at $.002 per share) for cash                                                                       1,000
   Issuance (at $1.00 per share) for cash                                                          -          800,000
   Issuance as compensation (at $1.00 per share)                                                   -           32,500
   Issuance (at $2.00 per share) upon conversion of note payable                                   -          200,000
   Issuance (at $3.00 per share) for cash, net of issuance costs of $4,086                         -           94,914
   Net loss                                                                               (1,085,932)      (1,085,932)
                                                                                  --------------------------------------
Balance at December 31, 1993                                                              (1,085,932)          49,182
   Issuance (at $3.00 per share) for cash, net of issuance costs of $21,000                        -          276,000
   Issuance (at $3.00 per share) in lieu of finder's fee                                           -           21,000
   Issuance (at $3.00 per share) in lieu of finder's fee                                           -           15,000
   Issuance (at $3.00 per share) for cash, net of issuance costs of $41,844                        -           33,126
   Net loss                                                                                 (467,683)        (467,683)
                                                                                  --------------------------------------
Balance at December 31, 1994                                                              (1,553,615)         (73,375)
   Issuance (at $3.00 per share) for cash, net of issuance costs of $46,976                        -          402,844
   Issuance (at $3.00 per share) in settlement of account payable                                  -           18,123
   Issuance (at par value) as compensation for services related to prior
     issuances of common stock                                                                     -                -
   Issuance (at $3.00 per share) as compensation for services related to
     offering                                                                                      -           40,002
   Issuance (at $3.00 per underlying share) of options for 450,000
     shares as compensation for arranging bridge financing                                         -        1,349,900
   Net loss                                                                               (1,854,584)      (1,854,584)
                                                                                  --------------------------------------
Balance at December 31, 1995                                                              (3,408,199)        (117,090)
   Proceeds from initial public offering (at $6.50 per unit), net of
     issuance costs of $1,135,453                                                                  -        5,735,677
   Sale of option to purchase 300,000 shares at $3.00 per share                                    -           50,000
   Exercise of stock options (at $3.00 per share) for cash                                         -          900,000
   Conversion of notes payable and related accrued interest (at $3.00
     per share)                                                                                    -          258,045
   Exercise of stock options (at $.00022 per share) for cash                                       -              100
   Issuance of units as compensation for legal services (at $4.55 per
     share)                                                                                        -          110,529
   Net loss                                                                               (1,820,614)      (1,820,614)
                                                                                  --------------------------------------
Balance at December 31, 1996                                                              (5,228,813)       5,116,647


                                Vyrex Corporation
                        (a development stage enterprise)

               Statements of Stockholders' Deficiency (continued)




                                                                                    COMMON STOCK                ADDITIONAL
                                                                         ------------------------------------    PAID-IN
                                                                              SHARES            AMOUNT           CAPITAL
                                                                         ---------------------------------------------------
Balance at December 31, 1996                                                  7,121,209       $    7,121      $ 10,338,339
   Exercise of warrants, 200 shares at $8.00 per share                              200                -             1,600
   Warrants issued in conjunction with debenture offering                             -                -            62,220
   Net loss                                                                           -                -                 -
                                                                         ----------------------------------------------------
Balance at December 31, 1997                                                  7,121,409            7,121        10,402,159
   Issuance of stock as partial consideration for placement of debentures         8,000                8            49,992
   Issuance of stock on conversion of debentures                                227,222              227           807,414
   Issuance of shares upon cashless exercise of stock options                    66,824               67           396,513
   Issuance of 375,000 stock options for services                                     -                -            87,000
   Net loss                                                                           -                -                 -
                                                                         ----------------------------------------------------
Balance at December 31, 1998                                                  7,423,455            7,423        11,743,078
   Issuance (at $.34 per share) for cash                                        119,412              120            40,480
   Issuance of 47,000 stock options for services                                                                     6,580
   Issuance of 250,000 warrants for services                                                                        30,500
   Net loss
                                                                         ----------------------------------------------------
Balance at December 31, 1999                                                  7,542,867            7,543        11,820,638
   Forgiveness of Compensation                                                                                     422,559
   Issuance (at $.90 per share) for cash                                        300,000              300           269,700
   Exercise of stock options (at $.10 per share) for cash                       250,000              250            24,750
   Exercise of warrants (at $.10 per share) for cash                            100,000              100             9,900
   Issuance (at $1.00 per share) for cash                                       150,000              150           149,850
   Reduction of exercise price for options and warrants                                                            148,000
   Net Loss
                                                                         ----------------------------------------------------
Balance at December 31, 2000                                                  8,342,867       $    8,343      $ 12,845,397
                                                                         ====================================================



                                                                                       DEFICIT
                                                                                     ACCUMULATED         TOTAL
                                                                                     DURING THE      STOCKHOLDERS'
                                                                                     DEVELOPMENT         EQUITY
                                                                                        STAGE         (DEFICIENCY)
                                                                                --------------------------------------
Balance at December 31, 1996                                                         $  (5,228,813)     $ 5,116,647
   Exercise of warrants, 200 shares at $8.00 per share                                           -            1,600
   Warrants issued in conjunction with debenture offering                                        -           62,220
   Net loss                                                                             (3,295,840)      (3,295,840)
                                                                                -------------------------------------
Balance at December 31, 1997                                                            (8,524,653)       1,884,627
   Issuance of stock as partial consideration for placement of debentures                        -           50,000
   Issuance of stock on conversion of debentures                                                 -          807,641
   Issuance of shares upon cashless exercise of stock options                                    -          396,580
   Issuance of 375,000 stock options for services                                                -           87,000
   Net loss                                                                             (3,388,412)      (3,388,412)
                                                                                -------------------------------------
Balance at December 31, 1998                                                           (11,913,065)        (162,564)
   Issuance (at $.34 per share) for cash                                                                     40,600
   Issuance of 47,000 stock options for services                                                              6,580
   Issuance of 250,000 warrants for services                                                                 30,500
   Net loss                                                                               (788,548)        (788,548)
                                                                                -------------------------------------
Balance at December 31, 1999                                                           (12,701,613)        (873,432)
   Forgiveness of Compensation                                                                              422,559
   Issuance (at $.90 per share) for cash                                                                    270,000
   Exercise of stock options (at $.10 per share) for cash                                                    25,000
   Exercise of warrants (at $.10 per share) for cash                                                         10,000
   Issuance (at $1.00 per share) for cash                                                                   150,000
   Reduction of exercise price for options and warrants                                                     148,000
   Net Loss                                                                               (335,487)        (335,487)
                                                                                -------------------------------------
Balance at December 31, 2000                                                         $ (13,037,100)     $  (183,360)
                                                                                =====================================



SEE ACCOMPANYING NOTES.

                                Vyrex Corporation
                        (a development stage enterprise)

                            Statements of Cash Flows


                                                                                            CUMULATIVE
                                                          YEARS ENDED DECEMBER 31,             FROM
                                                            2000             1999           INCEPTION
                                                     ------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                               $     (335,487)   $     (788,548)  $  (13,037,100)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation, amortization and impairment                   21,185            35,449          323,358
     charges
   Interest receivable                                              -                 -            3,506
   (Gain) loss on disposal of fixed assets                      6,376            (1,137)          12,605
   Issuance of compensatory notes, stock, stock
     options and warrants                                     148,000            37,080        2,229,712
   Changes in operating assets and liabilities:
     Other assets                                                                24,979          100,000
     Accounts payable and accrued liabilities                 (26,588)          433,613          686,599
     Deferred revenue                                         (26,739)          (71,090)         (97,829)
     Accrued interest on convertible debentures                     -                 -            9,041
                                                     ------------------------------------------------------
Net cash used in operating activities                        (213,253)         (329,654)      (9,770,108)
                                                     ------------------------------------------------------

INVESTING ACTIVITIES
Purchase of short-term investments                                                            (8,440,442)
Sale of short-term investments                                                                 8,467,931
Purchases of furniture and equipment                                                            (209,595)
Proceeds on sale of fixed assets                                                  4,000           10,000
Patent, trademark and copyrights costs                                                          (133,519)
Other assets, including notes receivable from
   related parties                                                               32,117           (4,202)
                                                     ------------------------------------------------------
Net cash provided by (used in) investing                                         36,117         (309,827)
   activities
                                                     ------------------------------------------------------

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                    420,000            40,600        7,889,808
Exercise of stock options and sale of options                  25,000                            975,100
Exercise of warrants                                           10,000                             10,000
Proceeds (repayments) of/from short-term loan                  (6,114)                           867,730
Proceeds from note payable                                     15,000           176,114          591,114
Repayment of note payable                                     (15,000)                           (15,000)
Advances from potential investors                                                                100,000
Repayment of advances                                                                           (100,000)
                                                     ------------------------------------------------------
Net cash provided by financing activities                     448,886           216,714       10,318,752
                                                     ------------------------------------------------------

Net increase (decrease) in cash and cash                      235,633           (76,823)         238,817
   equivalents

Cash and cash equivalents, beginning of the                     3,184            80,007
   period
                                                     ------------------------------------------------------
Cash and cash equivalents, end of the period           $      238,817    $        3,184    $     238,817
                                                     ======================================================

SUPPLEMENTAL CASH FLOW INFORMATION
Conversion of notes payable and related accrued
   interest                                                                                $     258,045
                                                                                        ===================
Issuance of stock as consideration for
   conversion of debentures                                                                $     857,641
                                                                                        ===================
Issuance of stock upon cashless exercise of
   stock options                                                                           $     396,580
                                                                                        ===================
Warrants issued in connection with convertible
   debentures                                                                              $      62,220
                                                                                        ===================

Forgiveness of debt                                    $      422,559                      $     422,559
                                                     ===================                ===================


SEE ACCOMPANYING NOTES.

                                Vyrex Corporation
                        (a development stage enterprise)

                          Notes to Financial Statements


1. BASIS OF PRESENTATION AND THE COMPANY

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of Vyrex Corporation (the "Company") as a going concern and the realization of the Company's assets and the satisfaction of its liabilities in the normal course of business. As of December 31, 2000, the Company has an accumulated deficit of $13,037,100, a stockholders' deficiency of $183,360 and negative working capital of $37,390. Due to the Company's recurring losses and stockholders' deficiency, there can be no assurance that the Company will be able to obtain additional operating capital, which may impact the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company is seeking collaborative or other arrangements with larger pharmaceutical and nutraceutical companies, under which such companies would provide additional capital to the Company in exchange for exclusive or non-exclusive licenses or other rights to certain of the technologies and products the Company is developing. Competition for corporate partnering arrangements with major pharmaceutical and nutraceutical companies is intense, with a large number of biopharmaceutical companies attempting to arrive at such arrangements. Accordingly, there can be no assurance that an agreement will be reached in a timely manner, or at all, or that any agreement that may be reached will successfully reduce the Company's short-term or long-term funding requirements.

The Company's major activities through December 31, 2000 have been limited to out sourcing research and development related to its proposed products and raising funds for such activities. These activities have not generated any significant revenues; accordingly, the Company has been in the development stage since its inception. Successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenue adequate to support the Company's cost structure. There can be no assurance

                                Vyrex Corporation
                        (a development stage enterprise)

                          Notes to Financial Statements


1. BASIS OF PRESENTATION AND THE COMPANY (CONCLUDED)

that the Company will be successful in these areas. To supplement its existing resources, the Company will require additional capital through the sale of debt or equity. There can be no assurance that such capital will be available on favorable terms, or at all, and if additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.

THE COMPANY

The Company was incorporated on January 2, 1991 in the State of Nevada. The Company's operations focus primarily on the discovery and development of biopharmaceuticals for the treatment and prevention of various disorders including AIDS, respiratory diseases, cancer and aging and it is involved in various stages of the investigation and development of several potential therapeutic products. The Company is using contractors for manufacturing and testing of the products it is developing and is seeking strategic partners to market and distribute them. Management expects the Company to continue to use contractors and strategic partners until such time, if ever, that it has sufficient resources to conduct such activities on its own.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consists of cash and highly-liquid U.S. Government securities with original maturities of three months or less.

FURNITURE AND EQUIPMENT

Furniture and equipment are stated at cost. Depreciation is provided using the straight- line method over the estimated useful lives of the assets which range from 3 to 5 years.

                                Vyrex Corporation
                        (a development stage enterprise)

                          Notes to Financial Statements


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK OPTIONS

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", establishes the use of the fair value based method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of stock-based compensation determined as of the grant date, and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the intrinsic value accounting method specified in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") to account for stock-based compensation. The Company has elected to retain the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation to employees and directors of the Company.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                                Vyrex Corporation
                        (a development stage enterprise)

                          Notes to Financial Statements


3.  FURNITURE AND EQUIPMENT

Furniture and equipment consist of the following:


                                                     DECEMBER 31,
                                                 2000             1999
                                           ----------------- ----------------
Office furniture and equipment                 $116,188          $116,188
Laboratory equipment                             44,520            57,828
                                           ----------------- ----------------
                                                160,708           174,016
Less accumulated depreciation                   146,678           132,425
                                           ----------------- ----------------
Totals                                        $  14,030         $  41,591
                                           ================= ================


Depreciation expense was $21,185, $35,449 and $172,960 for the years ended December 31, 2000 and 1999, and the period from January 2, 1991 (date of inception) through December 31, 2000, respectively.

4. RELATED PARTY TRANSACTIONS

NOTES PAYABLE

The Company has an outstanding note payable to a related party totaling $10,000 at December 31, 2000. The note is unsecured, bears interest at an annual rate of 10% and has a maturity date of June 2, 2001.

FORGIVENESS OF DEBT

The officers forgave accrued salaries and vacation amounting to $422,559 during 2000. Due to the officers performing services for the Company, the amount was credited to additional paid in capital.

                                Vyrex Corporation
                        (a development stage enterprise)

                          Notes to Financial Statements


5.  WARRANTS

During 2000, in connection with an agreement with an investor, the Board approved a decrease in the exercise price of 250,000 warrants having a previous exercise price ranging from $0.25 to $1 to an exercise price of $0.10. The fair value of the new warrants in excess of the value of the prior warrants at the date of amendment of $5,500 has been charged to general and administrative expenses in the accompanying 2000 statement of operations.

Activity with respect to warrants for the purchase of the Company's common stock is summarized as follows:


                                                                                              Weighted
                                                                                              Average
                                                        Warrants                              Exercise
                                                      Outstanding        Exercise Price         Price
                                                  -------------------- ------------------- ----------------
Balance at January 1, 1999                                 1,156,701   $7.50 - $8.00       $7.99
   Issued                                                    250,000   $0.25 - $1.00       $0.45
                                                  --------------------

Balance at December 31, 1999                               1,406,701   $0.25 - $8.00
   Issued                                                    250,000   $0.10               $0.10
   Exercised                                                (100,000)  $0.10               $0.10
   Cancelled or expired                                   (1,406,701)  $0.25 - $8.00       $6.65
                                                  --------------------

Balance at December 31, 2000                                 150,000   $0.10               $0.10
                                                  ====================


The warrants outstanding at December 31, 2000 will expire on August 16, 2002.

                                Vyrex Corporation
                        (a development stage enterprise)

                          Notes to Financial Statements


6. LICENSE AND COLLABORATION AGREEMENTS

On October 7, 1997, the Company entered into an agreement with Retired Persons Services, Inc. ("RPS"), the entity which administers the AARP Pharmacy Service ("AARP"). The agreement called for the Company to provide dietary supplement products. The Company designed and contract manufactured pilot batches of the products and initiated safety and stability studies. RPS manufactures the final product and pays the Company a royalty based on sales. The Company received a $100,000 advance on future royalties in 1998. The Company recognized approximately $27,000 of the deferred revenue attributed to royalties earned on sales by AARP in 2000 and approximately $71,000 in 1999.

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

On August 29, 2000, the Company entered into a license agreement with VDF Futureceuticals, Inc. ("VDF"). The agreement calls for the licensee to manufacture certain chromium and boron compounds and/or complexes, including method and know-how, which compounds and/or complexes are covered by U.S. patents. The Company received $25,000, after signing this agreement and the licensee shall pay the Company $75,000 upon attaining $75,000 in initial sales of the licensed products. VDF shall also owe the Company a total gross royalty of 30% of gross revenue derived from the sale of licensed products.

7. CONCENTRATION OF CREDIT RISK

The Company maintains its cash and cash equivalent balances primarily in one financial institution. As of December 31, 2000, the balance exceeded the Federal Deposit Insurance Corporation limitations for coverage of $100,000 by approximately $139,000.

                                Vyrex Corporation
                        (a development stage enterprise)

                          Notes to Financial Statements


8.  INCOME TAXES

At December 31, 2000, the Company had net operating loss carryforwards available to reduce future taxable income, if any, of approximately $15,678,000 and $13,984,000 for Federal and California income tax purposes, respectively. The Federal net operating loss begins to expire in 2006. California net operating losses of approximately $391,000 expired in 2000 and will continue to expire in 2001. The difference between the Federal and California tax loss carryforwards is primarily related to the expiration of California loss carryforwards. At December 31, 2000, the Company also had research and development credit carryforwards of approximately $486,000 and $162,000 for Federal and state income tax reporting purposes, respectively. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company's net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three year period.

Temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes (the loss and tax credit carryforwards described above) give rise to the Company's deferred income taxes. The components of the Company's deferred tax assets as of December 31, 2000 and 1999 are as follows:


                                                               2000             1999
                                                         ----------------- ----------------
Net operating loss carryforwards                            $6,567,000        $6,470,000
Research and development credit carryforwards                  648,000           639,000
Other                                                          115,000           413,000
                                                         ----------------- ----------------
                                                             7,330,000         7,522,000
Valuation allowance                                         (7,330,000)       (7,522,000)
                                                         ----------------- ----------------
                                                         $           -     $           -
                                                         ================= ================


A valuation allowance has been recorded against the deferred tax assets as the ultimate realization of these assets is considered unlikely.

                                Vyrex Corporation
                        (a development stage enterprise)

                          Notes to Financial Statements


9.  STOCK OPTION PLAN

The Company's 1993 Stock Option Plan (the "Plan") was adopted by the Board of Directors in February 1994. Pursuant to the Plan, the Company may grant both incentive stock options and nonqualified stock options. Incentive stock options may be granted only to employees, while consultants, employees, officers and directors are eligible for the grant of nonqualified options. The total number of shares of common stock of the Company reserved and available for grant under the Plan is 2,875,000 shares.

The maximum term of stock options granted under the Plan is ten years, but if the optionee at the time of the grant has voting power over more than 10% of the Company's outstanding capital stock, the maximum term is five years. The exercise price of incentive stock options granted under the Plan must be at least equal to the fair market value of such shares on the date of grant. The exercise price of nonqualified stock options granted under the Plan must be at least 85%, or 110% with respect to holders of 10% of the voting power of the Company's outstanding capital stock, of the fair market value of the stock subject to the option on the date of the grant.

During 2000, the Company granted options to acquire 550,000 shares of common stock to employees of the Company with an exercise price ranging from $.10 to $.37. The options granted vest 25% annually and expire during 2010.

During 2000, in connection with an agreement with a former consultant, the Board approved a decrease of the exercise price of 250,000 stock options having previous exercise prices ranging from $0.41 to $5.63 to an exercise price of $0.10. These options were exercised during 2000. The fair value of these options with an amended exercise price in 2000 of $142,500 has been charged to general and administrative expenses in the accompanying 2000 statements of operations.

Activity with respect to the stock option plan is summarized as follows:


                                                                                       WEIGHTED-
                                                        STOCK                          AVERAGE
                                                       OPTIONS    OPTION EXERCISE      EXERCISE
                                                     OUTSTANDING        PRICE            PRICE
                                                     -------------------------------------------
Balance at January 1, 1999                             2,008,259  $0.41  -   $8.63     $3.58
   Granted                                               492,000  $0.56  -   $3.00     $1.43
   Canceled                                             (177,000) $3.00  -   $8.65     $3.06
                                                    --------------
Balance at December 31, 1999                           2,323,259  $0.41  -   $7.50     $3.16
   Granted                                               550,000  $0.10  -   $0.37     $0.27
   Exercised                                            (250,000)      $0.10           $0.10
   Canceled                                             (443,000)  $3.00 - $5.63       $3.74
                                                    --------------
Balance at December 31, 2000                           2,180,259
                                                    ==============
Shares available for grant at December 31, 2000          694,741
                                                    ==============


                                Vyrex Corporation
                        (a development stage enterprise)

                          Notes to Financial Statements


9.  STOCK OPTION PLAN (CONCLUDED)

Following is a further breakdown of the options outstanding as of December 31, 2000:


                                      WEIGHTED-AVERAGE                                      WEIGHTED-AVERAGE
    RANGE OF                             REMAINING          WEIGHTED-                        EXERCISE PRICE
    EXERCISE            OUTSTANDING         LIFE             AVERAGE           OPTIONS         OF OPTIONS
     PRICES              OPTIONS          IN YEARS        EXERCISE PRICE     EXERCISABLE       EXERCISABLE
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
$0.10 - $0.56           1,167,000           8.04             $   0.40           381,000          $  0.43
        $3.00             473,668           5.46                 3.00           371,585             3.00
$5.75 - $7.50             539,591           5.04                 5.96           453,341             5.97
                    -----------------                                     -----------------
                        2,180,259           6.74                 2.34         1,205,926             3.30
                    ================= ================= ================= ================= =================


The Company has elected to follow APB 25 for options granted to employees. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.3%; dividend yield of 0%; the volatility factor of the expected market price of the Company's common stock of 242% and 15% in 2000 and 1999, respectively, and a weighted-average expected life of the options of 48 months in 2000 and 1999.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                            2000              1999
                                      ----------------- -----------------
Pro forma net loss                          $(655,000)      $(1,981,000)
Pro forma net loss per share            $      (0.08)   $         (0.27)


The weighted-average fair value of options granted in 2000 and 1999 was $0.27 and $0.14, respectively.

                                Vyrex Corporation
                        (a development stage enterprise)

                          Notes to Financial Statements

10. NOTES PAYABLE

At December 31, 2000, the Company has outstanding notes payable with an aggregate principal balance of $160,000 which bear interest at an annual rate of 8%. Accrued interest of approximately $8,000 at December 31, 2000 is included in accounts payable and accrued expenses in the accompanying 2000 balance sheet. These notes have a maturity date of March 22, 2002, and are collateralized by substantially all of the Company's assets. One note for $60,000 contains an option to convert into 100,000 shares of common stock at a price of $0.60 per share exercisable until the due date of March 22, 2002. In connection with the extension of the maturity of this debt, the Company granted the notes' holder an option to purchase 50,000 shares of common stock at a price of $.50 per share. The option will expire two years from the date of grant.

11. CONTINGENCIES

Due to cash constraints, the Company has been unable to remain current in the payment of insurance premiums. As a result, no insurance coverage is in effect for the Company at December 31, 2000.