Form 10QSB
period 2001-03-31
VYREX CORP
filed 2001-05-10
CIK 933972

United States
Securities and Exchange Commission
Washington D.C. 20549

Form 10-QSB

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2001

☐       Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number : 000-27866

VYREX CORPORATION
(Name of small business issuer as specified in its charter)

Nevada	88-0271109
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

2159 Avenida de la Playa, La Jolla, California, 92037
(Address of principal executive offices)

(858) 454-4446
(Issuer’s telephone number including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act  during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                   No ☐

Applicable Only to Issuers Involved in Bankruptcy
Proceedings During the Preceding Five Years

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan by a court.

Yes ☐                    No ☐

Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuers classes of common equity, as of  latest practicable date:

As of March 31, 2001, there are 8,342,867 shares of common stock outstanding and warrants to purchase 150,000 shares of common stock outstanding.
Transitional Small Business Disclosure Format

Yes ☐                    No ☒

Vyrex Corporation
Index to Form 10-QSB

PART I  Financial Information

Item 1. Financial Statements

Vyrex Corporation
(a development stage enterprise)
Condensed Balance Sheets

	Mar 31, 2001	Dec 31, 2000
Assets	Unaudited	(Note 1)
Current asset - cash and cash equivalents	$191,823	$238,817

Furniture and equipment, net of accumulated depreciation of $94,514 in 2001 and $146,679 in 2000	9,138	14,030

Total assets	$200,961	$252,847

Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable and accrued liabilities	$232,803	$264,036
Deferred revenue	1,447	2,171
Notes payable to related parties	10,000	10,000
Total current liabilities	244,250	276,207

Notes payable	160,000	160,000
Total liabilities	404,250	436,207

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 8,342,867 issued and outstanding	8,343	8,343
Additional paid-in capital	12,845,397	12,845,397
Deficit accumulated during the development stage	(13,057,029)	(13,037,100)
Total stockholders’ deficiency	(203,289)	(183,360)
Total liabilities and stockholders’ deficiency	$200,961	$252,847

See accompanying notes.

Condensed Statements of Operations
(Unaudited)

	Three Months ended March 31,		Cumulative from
	2001	2000	Inception

Licensing and royalty revenue	$724	$9,983	$441,753

Operating expenses:
Research and development	(39,122)	7,920	6,393,626
Marketing and selling	822		433,924
General and administrative	57,384	201,593	5,705,764
Total operating expenses	19,084	209,513	12,533,314

Loss from operations	(18,360)	(199,530)	(12,091,561)

Other income (expense):
Interest income	1,834	394	472,286
Loss on disposal of fixed assets		(6,377)	(12,605)
Interest expense	(3,403)	(4,482)	(75,249)
Charge from issuance of stock options for bridge financing			(1,349,900)
Total other income (expense)	(1,569)	(10,465)	(965,468)

Net loss	$(19,929)	$(209,995)	$(13,057,029)

Net loss per share – basic and diluted	$(0.00)	$(0.03)	$(1.95)
Weighted-average number of common shares outstanding	8,342,867	7,620,340	6,701,555

See accompanying notes.

Condensed Statements of Cash Flows
(Unaudited)

	Three Months ended		Cumulative From
	Mar 31, 2001	Mar 31, 2000	Inception
Operating activities
Net loss	$(19,929)	$(209,995)	$(13,057,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment charges	4,892	6,091	328,250
Interest receivable			3,506
Loss on disposal of fixed assets		6,377	12,605
Issuance of compensatory notes, stock, stock options and warrants		148,000	2,229,712
Changes in operating assets and liabilities:
Other assets			100,000
Accounts payable and accrued liabilities	(31,233)	(2,765)	655,366
Deferred revenue	(724)	(9,982)	(98,553)
Accrued interest on convertible debentures			9,041
Net cash used in operating activities	(46,994)	(62,274)	(9,817,102)

Investing activities
Purchase of short-term investments			(8,440,442)
Sale of short-term investments			8,467,931
Purchases of furniture and equipment			(209,595)
Proceeds on sale of fixed assets			10,000
Patent, trademark and copyrights costs			(133,519)
Other assets, including notes receivable from related parties			(4,202)
Net cash used in investing activities			(309,827)

Financing activities
Net proceeds from issuance of common stock		225,000	7,889,808
Exercise of stock options and sale of options			975,100
Exercise of warrants			10,000
Proceeds from short-term loan			867,730
Proceeds from note payable		15,000	591,114
Repayment of note payable			(15,000)
Advances from potential investors			100,000
Repayment of advances			(100,000)
Net cash provided by financing activities		240,000	10,318,752

Net increase (decrease) in cash and cash equivalents	(46,994)	177,726	191,823

Cash and cash equivalents, beginning of period	238,817	3,184	-
Cash and cash equivalents, end of period	$191,823	$180,910	$191,823

See accompanying notes.

Notes To Condensed Financial Statements
(Unaudited)

(1) Basis of Presentation

The accompanying condensed financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America for interim financial information. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of the Company's management, the unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of the financial position as of March 31, 2001, and its results of operations and cash flows for the three month periods ended March 31, 2001and 2000. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and notes thereto included in Vyrex’s Form 10-KSB for the year ended December 31, 2000.

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business.  As of March 31, 2001, the Company had an accumulated deficit of $13,057,029, a net capital deficiency of $203,289 and negative working capital of $52,427.  Due to the Company’s recurring losses and net capital deficiency, there can be no assurance that the Company will be able to obtain additional operating capital, which may impact the Company’s ability to continue as a going concern.  The accompanying condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company is seeking collaborative or other arrangements with larger pharmaceutical and nutraceutical companies, under which such companies would provide additional capital to the Company in exchange for exclusive or non-exclusive licenses or other rights to certain of the technologies and products the Company is developing.  Competition for corporate partnering arrangements with major pharmaceutical and nutraceutical companies is intense, with a large number of biopharmaceutical companies attempting to arrive at such arrangements.  Accordingly, there can be no assurance that an agreement will arise in a timely manner, or at all, or that any agreement that may arise will successfully reduce the Company’s short-term or long-term funding requirements.

The Company’s major activities through March 31, 2001 have been limited to raising funds for conducting research and development on its proposed products.  These activities have not generated any significant revenues; accordingly, the Company has been in the development stage since its inception.  Successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenue adequate to support the Company’s cost structure.  There can be no assurance that the Company will be successful in these areas.  To supplement its existing resources, the Company will require additional capital through the sale of debt or equity.  There can be no assurance that such capital will be available on favorable terms, or at all, and if additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The Company intends that such forward-looking statements be subject to the safe harbors created thereby.  This report should be read in conjunction with the Company’s report on Form 10-KSB for the year ended December 31, 2000.

Results of Operations

             Three months ended March 31, 2001 and March 31, 2000

The Company earned $1,000 in royalty income from the sale of four nutritional formulations by the Retired Persons Services Inc. (“RPS”) compared to $10,000 earned in the same period of 2000. The Company is entitled to a royalty of 15% on the sale of these formulations.  The Company was notified in September 2000 that RPS was relinquishing the product line.  The Company will continue to receive royalties on sales until the inventory is depleted.

Research and development expenses decreased $47,000 to a credit balance of $39,000 in the three months ended March 31, 2001 compared to $8,000 in the same period of 2000. This decrease was due to funding constraints and the reversal of previously accrued, but contested purchased service liability of $40,000.

General and administrative expenses decreased $145,000 to $57,000 in the current period, compared to $202,000 for the same period in 2000. This decrease was due to the Company recognizing a large consulting expense in the first quarter of 2000, relating to services performed for the Company.  First quarter expenses were limited to maintenance of patents and general office expenses such as accounting fees, utility expenses, telephone expenses, rent and postage.

Marketing expenses amounted to $1,000 in the three months ended March 31, 2001.  There were no marketing expenses for the same period of 2000.

Net loss decreased $190,000 to $20,000, compared to $210,000 for the same period during 2000.  Basic and diluted loss per share decreased $0.03 to $0.00 in the three months ended March 31, 2001 compared to $0.03 in the same period of 2000.  The lower net loss per common share is principally due to the decrease in the net loss.

The Company received a notice of allowance from the U.S. Patent and Trademark Office on claims of its U.S. patent application for Water Soluble Pro-Drugs of Propofol.  These claims cover treatment of diseases, states or conditions associated with the nervous system, cardiovascular system and respiratory system, including but not limited to anesthesia, trauma of the nervous system, Parkinson’s disease, Alzheimer’s disease and migraine headache.  The Company and its collaborative partner, Immune Response Corporation, have expanded research activities to expedite the development of these claims.  Although these indications are promising, there is no assurance the Company and Immune Response Corporation will be successful in funding further development and commercialization of these compounds.

Liquidity and Capital Resources

The Company has financed its operations since inception solely through the sales of debt and equity securities. As of March 31, 2001, the Company had negative working capital of $52,000.  Net cash used in operating activities during the three months ended March 31, 2001 was $47,000, compared to $62,000 for the same period during 2000.

There can be no assurance that any further revenues will be realized in 2001 or that they will be significant and therefore without additional financing the Company may be unable to continue as a going concern.  The Company is actively pursuing collaborations with potential partners in both the pharmaceutical and nutraceutical divisions with the objective of raising financing to enable the Company to continue operations.  To date the Company does not have any commitments for financing.  To date the Company has no prospects for merger or acquisition.  The Company does not have any lease or other commitments.  The Company does not have an existing bank line of credit or other form of revolving or renewable credit facility.  There can be no assurance the Company will generate significant revenues during 2001 to continue its operations, or that funds will be available through the public or private markets.

The Company believes that its current cash reserves and other resources will fund the business through December 2001. The Company does not anticipate having significant revenues in the foreseeable future and will likely be required to raise additional funds to continue operations. There can be no assurance that additional funds will be available.

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

             Not applicable

Item 5.              Other Information

             Not applicable

Item 6.              Exhibits and Reports on Form 8-K

             The Company did not file any reports on Form 8-K during the three months ended March 31, 2001

SIGNATURES

             In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYREX CORPORATION
Registrant
By:/S/G. Dale Garlow/
G. Dale Garlow,
Chief Executive Officer