Form 10QSB
period 2001-06-30
VYREX CORP
filed 2001-08-08
CIK 933972

United States
Securities and Exchange Commission
Washington D.C. 20549

Form 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2001

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number : 000-27866

VYREX CORPORATION
(Name of small business issuer as specified in its charter)

Nevada	88-0271109
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of June 30, 2001, there are 8,342,867 shares of common stock outstanding and warrants to purchase 150,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format

Yes  _____      No  X

Vyrex Corporation
Index to Form 10-QSB

PART I  Financial Information

Item 1. Financial Statements

Vyrex Corporation
(a development stage enterprise)
Condensed Balance Sheets

	Jun 30, 2001	Dec 31, 2000

Assets	Unaudited	(Note 1)
Current asset - cash and cash equivalents	$127,448	$238,817

Furniture and equipment, net of accumulated depreciation of $94,514 in 2001 and $146,679 in 2000	5,056	14,030

Total assets	$132,504	$252,847

Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable and accrued liabilities	$220,155	$264,036
Deferred revenue	1,322	2,171
Notes payable to related parties	5,000	10,000

Total current liabilities	226,477	276,207

Notes payable	160,000	160,000

Total liabilities	386,477	436,207

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued
Common stock, $.001 par value; 50,000,000 shares authorized; 8,342,867 issued and outstanding	8,343	8,343
Additional paid-in capital	12,845,397	12,845,397
Deficit accumulated during the development stage	(13,107,713)	(13,037,100)

Total stockholders’ deficiency	(253,973)	(183,360)

Total liabilities and stockholders’ deficiency	$132,504	$252,847

See accompanying notes.

Vyrex Corporation
(a development stage enterprise)

Condensed Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative From
	2001	2000	2001	2000	Inception

Licensing and royalty revenue	$125	$9,256	$849	$19,238	$441,878

Operating expenses:	1,921	5,250	(37,201)	13,170	6,395,547
Research and development
Marketing and selling	516	-	1,338	-	434,440
General and administrative	45,663	53,903	103,047	255,496	5,751,427

Total operating expenses	48,100	59,153	67,184	268,666	12,581,414

Loss from operations	(47,975)	(49,897)	(66,335)	(249,428)	(12,139,536)

Other income (expense):
Interest income	1,326	1,608	3,160	2,003	473,612
Loss on disposal of fixed assets	-	-	-	(6,376)	(12,605)
Interest expense	(4,035)	(4,453)	(7,438)	(8,935)	(79,284)
Charge from issuance of stock options for arranging bridge financing costs	-	-	-	-	(1,349,900)

Total other income (expense)	(2,709)	(2,845)	(4,278)	(13,308)	(968,177)

Net loss	$(50,684)	$(52,742)	$(70,613)	$(262,736)	$(13,107,713)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.03)	$(1.94)

Shares used in per share computations	8,342,867	8,125,220	8,342,867	7,754,955	6,744,635

See accompanying notes.

Vyrex Corporation
(a development stage enterprise)

Condensed Statements of Cash Flows
(Unaudited)

	Six Months ended		Cumulative
	Jun 30, 2001	Jun 30, 2000	From Inception

Operating activities
Net loss	$(70,613)	$(262,736)	$(13,107,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment charges	8,975	11,400	332,333
Interest receivable			3,506
Loss on sale of fixed assets		6,376	12,605
Issuance of compensatory notes, stock, stock options and warrants		148,000	2,229,712
Changes in operating assets and liabilities:
Other assets			100,000
Accounts payable and accrued liabilities	(43,882)	5,666	642,717
Deferred revenue	(849)	(19,238)	(98,678)
Accrued interest on convertible debentures			9,041

Net cash used in operating activities	(106,369)	(110,532)	(9,876,477)

Investing activities
Purchase of short-term investments			(8,440,442)
Sale of short-term investments			8,467,931
Purchases of furniture and equipment			(209,595)
Proceeds on sale of fixed assets			10,000
Patent, trademark and copyright costs			(133,519)
Other assets, including notes receivable from related parties			(4,202)

Net cash used in investing activities			(309,827)

Financing activities
Net proceeds from issuance of common stock		270,000	7,889,808
Exercise of stock options and sale of options		25,000	975,100
Exercise of warrants		5,000	10,000
Proceeds from short-term loan			867,730
Proceeds from note payable		15,000	591,114
Repayment of note payable	(5,000)	(15,000)	(20,000)
Advances from potential investors			100,000
Repayment of advances			(100,000)

Net cash provided by (used in) financing activities	(5,000)	300,000	10,313,752

Net increase (decrease) in cash and cash equivalents	(111,369)	189,468	127,448

Cash and cash equivalents, beginning of period	238,817	3,184

Cash and cash equivalents, end of period	$127,448	$192,652	$127,448

See accompanying notes.

Vyrex Corporation
(A Development Stage Enterprise)

Notes To Condensed Financial Statements
(Unaudited)

(1) Basis of Presentation

The accompanying condensed financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America for interim financial information. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of the Company's management, the unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of the financial position as of June 30, 2001, and its results of operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and notes thereto included in Vyrex’s Form 10-KSB for the year ended December 31, 2000.

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business.  As of June 30, 2001, the Company had an accumulated deficit of $13,107,713, a net capital deficiency of $253,973 and a working capital deficiency of $99,029.  Due to the Company’s recurring losses and capital deficiency, there can be no assurance that the Company will be able to obtain additional operating capital, which may impact the Company’s ability to continue as a going concern.  The accompanying condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

The Company’s major activities through June 30, 2001 have been limited to raising funds for conducting research and development on its proposed products.  These activities have not generated any significant revenues; accordingly, the Company has been in the development stage since its inception.  Successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenue adequate to support the Company’s cost structure.  There can be no assurance that the Company will be successful in these areas.  To supplement its existing resources, the Company will require additional capital through the sale of debt or equity.  There can be no assurance that such capital will be available on favorable terms, or at all, and if additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.

(2) Stock option plan

The Company’s 1993 Stock Option Plan (the “Plan”) was adopted by the Board of Directors in February 1994. Pursuant to the Plan, the Company may grant both incentive stock options and nonqualified stock options. Incentive stock options may be granted only to the employees, while consultants, employees, officers and directors are eligible for the grant of nonqualified options.  During the annual shareholders’ meeting held June 11, 2001, the stockholders approved an increase in the number of shares reserved and available for grant under the plan to total 3,875,000 shares, an increase of 1,000,000 shares.

During the three months ended June 30, 2001, in accordance with the Plan, the Company issued options at or near fair market value to the Board of Directors and employees of the Company.  The exercise price was not lower than the closing bid price on the grant date.  The incentive options granted are exercisable for a total of 615,000 shares of common stock, at a weighted average exercise price of $0.38 per share.  The options were 100% vested at the date of grant and have expiration dates of five and ten years.

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

Results of Operations

Three months ended June 30, 2001 and June 30, 2000

The Company earned an insignificant amount in royalty income from the sale of four nutritional formulations by the Retired Persons Services Inc. (“RPS”) compared to $9,000 earned in the same period of 2000. The Company is entitled to a royalty of 15% on the sale of these formulations.  The Company was notified in September 2000 that RPS was relinquishing the product line.  The Company will continue to receive royalties on sales until the inventory is depleted.  Research and development expenses decreased $3,000 to $2,000 in the three months ended June 30, 2001 compared to $5,000 in the same period of 2000.  General and administrative expenses decreased $8,000 to $46,000 in the current period, compared to $54,000 for the same period in 2000. First quarter expenses were limited to maintenance of patents and general office expenses such as accounting fees, utility expenses, telephone expenses, rent and postage.  Marketing expenses amounted to $500 in the three months ended June 30, 2001.  There were no marketing expenses for the same period of 2000.

Net loss decreased $2,000 to $51,000, compared to $53,000 for the same period during 2000.  Basic and diluted loss per share remained the same at $0.01 for the three months period ended June 30, 2001 and 2000.

Six months ended June 30, 2001 and June 30, 2000

The Company earned $1,000 in royalty income from the sale of four nutritional formulations by the Retired Persons Services Inc. (“RPS”) compared to $19,000 earned in the same period of 2000. The Company is entitled to a royalty of 15% on the sale of these formulations.  The Company was notified in September 2000 that RPS was relinquishing the product line.  The Company will continue to receive royalties on sales until the inventory is depleted.  Research and development expenses decreased $50,000 to a credit balance of $37,000 in the six months ended June 30, 2001 compared to $13,000 in the same period of 2000. This decrease was due to funding constraints and the reversal of previously accrued, but contested purchased service liability of $40,000.  General and administrative expenses decreased $153,000 to $103,000 in the current period, compared to $256,000 for the same period in 2000. This decrease was due to the Company recognizing a large consulting expense in the first quarter of 2000, relating to services performed for the Company.  Expenses were limited to maintenance of patents and general office expenses such as accounting fees, utility expenses, telephone expenses, rent and postage.  Marketing expenses amounted to $1,000 in the six months ended June 30, 2001.  There were no marketing expenses for the same period of 2000.

Net loss decreased $192,000 to $71,000, compared to $263,000 for the same period during 2000.  Basic and diluted loss per share decreased $0.02 to $0.01 in the six months ended June 30, 2001 compared to $0.03 in the same period of 2000.  The lower net loss per common share is principally due to the decrease in the net loss.

The Company has been issued a patent dated July 3, 2001 from the U.S. Patent and Trademark Office for Water Soluble Pro-Drugs of Propofol.  These claims cover treatment of diseases, states or conditions associated with the nervous system, cardiovascular system and respiratory system, including but not limited to anesthesia, trauma of the nervous system, Parkinson’s disease, Alzheimer’s disease and migraine headache.  The Company and its collaborative partner, Immune Response Corporation, have expanded research activities to expedite the development of these claims.  Although these indications are promising, there is no assurance the Company and Immune Response Corporation will be successful in funding further development and commercialization of these compounds.

Liquidity and Capital Resources

The Company has financed its operations since inception solely through the sales of debt and equity securities. As of June 30, 2001, the Company had negative working capital of $99,000.  Net cash used in operating activities during the six months ended June 30, 2001 was $106,000, compared to $111,000 for the same period during 2000.

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

The Company did not file any reports on Form 8-K during the three months ended June 30, 2001

SIGNATURES

             In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYREX CORPORATION
Registrant

By: /S/G. Dale Garlow/

August 8, 2001	G. Dale Garlow,
Chief Executive Officer