Form 10QSB
period 2001-09-30
VYREX CORP
filed 2001-11-08
CIK 933972

United States
Securities and Exchange Commission
Washington D.C. 20549

Form 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2001

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 000-27866

VYREX CORPORATION

(Name of small business issuer as specified in its charter)

Nevada	88-0271109
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes   [X]     No   [   ]

Applicable Only to Issuers Involved in Bankruptcy
Proceedings During the Preceding Five Years

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan by a court.

Yes   [   ]     No   [   ]

Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuers classes of common equity, as of latest practicable date:

As of September 30, 2001, there are 8,342,867 shares of common stock outstanding.

Transitional Small Business Disclosure Format

Yes   [   ]     No   [X]

Vyrex Corporation
Index to Form 10-QSB

PART I   Financial Information

Item 1.     Financial Statements

Vyrex Corporation
(a development stage enterprise)

Condensed Balance Sheets

	Sep 30, 2001	Dec 31, 2000

	(Unaudited)	(Note 1)
Assets

Current asset — cash and cash equivalents	$83,268	$238,817
Furniture and equipment, net	2,846	14,030

Total assets	$86,114	$252,847

Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable and accrued liabilities	$224,966	$264,036
Deferred revenue		2,171
Notes payable to related parties	5,000	10,000

Total current liabilities	229,966	276,207
Notes payable	160,000	160,000

Total liabilities	389,966	436,207

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued
Common stock, $.001 par value; 50,000,000 shares authorized; 8,342,867 issued and outstanding	8,343	8,343
Additional paid-in capital	12,845,397	12,845,397
Deficit accumulated during the development stage	(13,157,592)	(13,037,100)

Total stockholders’ deficiency	(303,852)	(183,360)

Total liabilities and stockholders’ deficiency	$86,114	$252,847

See accompanying notes.

Vyrex Corporation
(a development stage enterprise)

Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative
	September 30,		September 30,		From
	2001	2000	2001	2000	Inception

Licensing and royalty revenue	$1,322	$31,332	$2,171	$50,570	$443,200

Operating expenses:
Research and development	(23)	107	(37,223)	13,277	6,395,525
Marketing and selling	2,182	—	3,521	—	436,623
General and administrative	41,475	53,962	144,522	309,458	5,792,902

Total operating expenses	43,634	54,069	110,820	322,735	12,625,050

Loss from operations	(42,312)	(22,737)	(108,649)	(272,165)	(12,181,850)

Other income (expense):
Interest income	722	1,792	3,883	3,794	474,335
Loss on disposal of fixed assets	—	—	—	(6,376)	(12,605)
Interest expense	(8,288)	(3,310)	(15,726)	(12,246)	(87,572)
Charge from issuance of stock options for arranging bridge financing costs	—	—	—	—	(1,349,900)

Total other income (expense)	(7,566)	(1,518)	(11,843)	(14,828)	(975,742)

Net loss	$(49,878)	$(24,255)	$(120,492)	$(286,993)	$(13,157,592)

Net loss per share — basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.04)	$(1.95)

Shares used in per share computations	8,342,867	8,292,242	8,342,867	7,934,473	6,744,635

See accompanying notes.

Vyrex Corporation
(a development stage enterprise)

Condensed Statements of Cash Flows
(Unaudited)

			Cumulative
	Nine Months ended		From
	Sep 30, 2001	Sep 30, 2000	Inception

Operating activities
Net loss	$(120,492)	$(286,993)	$(13,157,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment charges	11,184	16,294	334,542
Interest receivable			3,506
Loss on sale of fixed assets		6,376	12,605
Issuance of compensatory notes, stock, stock options and warrants		148,000	2,229,712
Changes in operating assets and liabilities:
Other assets			100,000
Accounts payable and accrued liabilities	(39,070)	(12,899)	647,529
Deferred revenue	(2,171)	(25,570)	(100,000)
Accrued interest on convertible debentures			9,041

Net cash used in operating activities	(150,549)	(154,792)	(9,920,657)

Investing activities
Purchase of short-term investments			(8,440,442)
Sale of short-term investments			8,467,931
Purchases of furniture and equipment			(209,595)
Proceeds on sale of fixed assets			10,000
Patent, trademark and copyright costs			(133,519)
Other assets, including notes receivable from related parties			(4,202)

Net cash used in investing activities			(309,827)

Financing activities
Net proceeds from issuance of common stock		420,000	7,889,808
Exercise of stock options and sale of options		25,000	975,100
Exercise of warrants		10,000	10,000
Proceeds from short-term loan		(6,114)	867,730
Proceeds from note payable		15,000	591,114
Repayment of note payable	(5,000)	(15,000)	(20,000)
Advances from potential investors			100,000
Repayment of advances			(100,000)

Net cash provided by (used in) financing activities	(5,000)	448,886	10,313,752

Net increase (decrease) in cash and cash equivalents	(155,549)	294,094	83,268
Cash and cash equivalents, beginning of period	238,817	3,184	—

Cash and cash equivalents, end of period	$83,268	$297,278	$83,268

See accompanying notes.

Vyrex Corporation
(A Development Stage Enterprise)

Notes To Condensed Financial Statements
(Unaudited)

(1) Basis of Presentation

The accompanying condensed financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America for interim financial information. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of the Company’s management, the unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of the financial position as of September 30, 2001, and its results of operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and notes thereto included in Vyrex’s Form 10-KSB for the year ended December 31, 2000.

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. As of September 30, 2001, the Company had an accumulated deficit of $13,157,592, a stockholders’ deficiency of $303,852 and a working capital deficiency of $146,698. Due to the Company’s recurring losses and working capital deficiency, there can be no assurance that the Company will be able to obtain additional operating capital, which may impact the Company’s ability to continue as a going concern. The accompanying condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

The Company’s major activities through September 30, 2001 have been limited to raising funds for conducting research and development of its novel technology, and developing new patents to add to the estate of patents that the Company holds. These activities have not generated any significant revenues; accordingly, the Company has been in the development stage since its inception. Successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenue adequate to support the Company’s cost structure. There can be no assurance that the Company will be successful in these areas. To supplement its existing resources, the Company will require additional capital through the sale of debt or equity. There can be no assurance that such capital will be available on favorable terms, or at all, and if additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Three months ended September 30, 2001 and September 30, 2000

The Company earned $1,000 in royalty income from the sale of four nutritional formulations by the Retired Persons Services Inc. (“RPS”) compared to $6,000 earned in the same period of 2000. The Company was notified in September 2000 that RPS was relinquishing the product line; however, sales would continue until the inventory was depleted. The inventory has been depleted and the Company will no longer earn royalty income from RPS. There were no expenses for research and development in the three months ended September 30, 2001 and September 30, 2000. General and administrative expenses decreased $13,000 to $41,000 in the current period, compared to $54,000 for the same period in 2000. Third quarter expenses were limited to maintenance of existing patents, obtaining new patents and general office expenses such as accounting fees, utility expenses, telephone expenses, rent and postage. Marketing expenses amounted to $2,000 in the three months ended September 30, 2001. There were no marketing expenses for the same period of 2000.

Net loss increased $26,000 to $50,000, compared to $24,000 for the same period during 2000. Basic and diluted loss per share decreased $0.01 to ($0.01) for the three months period ended September 30, 2001 compared to $0.00 in the same period of 2000.

Nine months ended September 30, 2001 and September 30, 2000

The Company earned $2,000 in royalty income from the sale of four nutritional formulations by the Retired Persons Services Inc. (“RPS”) compared to $25,000 earned in the same period of 2000. The Company is entitled to a royalty of 15% on the sale of these formulations. The Company was notified in September 2000 that RPS was relinquishing the product line, however, sales would continue until the inventory was depleted. The inventory has been depleted and the Company will no longer earn royalty income from RPS. Research and development expenses decreased $50,000 to a credit balance of $37,000 in the nine months ended September 30, 2001 compared to $13,000 in the same period of 2000. This decrease was due to funding constraints and the reversal of previously accrued, but contested purchased service liability of $40,000. General and administrative expenses decreased $164,000 to $145,000 in the current period, compared to $309,000 for the same period in 2000. This decrease was due to the Company recognizing a large consulting expense in the first quarter of 2000, relating to services performed for the Company. Expenses were limited to maintenance of patents, obtaining new patents, ongoing efforts to seek licensees and or collaborative partners needed to develop its intellectual property and general office expenses. Marketing expenses amounted to $4,000 in the nine months ended September 30, 2001. There were no marketing expenses for the same period of 2000.

Net loss decreased $167,000 to $120,000, compared to $287,000 for the same period during 2000. Basic and diluted loss per share decreased $0.03 to ($0.01) in the nine months ended September 30, 2001 compared to ($0.04) in the same period of 2000.

The Company has been issued a patent dated July 3, 2001, U.S. Patent Number 6,254,853 BI from the U.S. Patent and Trademark Office for Water Soluble Pro-Drugs of Propofol. The claims cover the treatment of diseases, states or conditions associated with the nervous system, cardiovascular system and respiratory system, including but not limited to anesthesia, trauma of the nervous system, Parkinson’s disease, Alzheimer’s disease and migraine headache. The Company and its collaborative partner, Immune Response Corporation, have expanded research activities to expedite the development of these claims. Although this indication is promising, there is no assurance the Company and Immune Response Corporation will be successful in funding further development and commercialization of this novel application .

On October 16, 2001 the Company received a notice of allowance from the U.S. Patent and Trademark Office for Water Soluble Pro-Drugs of Propofol for the Treatment of Migraine. This patent is specific to the treatment of migraine, which is often a disabling condition. The patent is an addition to the estate of patents that the Company holds on water-soluble derivatives of propofol as well as propofol itself. The development of this technology falls under the strategic alliance with The Immune Response Corporation. Although these indications are promising, there is no assurance the Company and Immune Response Corporation will be successful in funding further development and commercialization of this compound.

Liquidity and Capital Resources

The Company has financed its operations since inception solely through the sales of debt and equity securities. As of September 30, 2001, the Company had negative working capital of $147,000 . Net cash used in operating activities during the nine months ended September 30, 2001 was $151,000 compared to $155,000 for the same period during 2000.

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

The Company believes that its current cash reserves and other resources will fund the business through the first quarter of 2002. The Company does not anticipate having significant revenues in the foreseeable future and will likely be required to raise additional funds to continue operations. There can be no assurance that additional funds will be available.

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

VYREX CORPORATION Registrant

By:	/s/ G. Dale Garlow
November 8, 2001	G. Dale Garlow, Chief Executive Officer