Form 10KSB40
period 2001-12-31
VYREX CORP
filed 2002-03-29
CIK 933972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K SB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission file number: 000-27866

Vyrex Corporation
(Name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of corporation or organization)	88-0271109 (IRS Employer Identification No.)

2159 Avenida de la Playa, La Jolla, California 92037
(Address of principal executive offices)

(858) 454-4446
(Issuer’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.001 Warrants
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Check there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K SB or any amendment to this Form 10-K SB.  ☒

State issuer’s revenues for its most recent year: $12,170.

State the aggregate market value of the voting and non-voting common equity held by non affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock equity, as of a date within the past 60 days: $2,500,000 as of March 15, 2002.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of latest practicable date:

Common Stock— 8,342,867 as of March 15, 2002	Warrants to purchase common stock— 350,000 as of March 15, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

The issuer’s definitive Proxy Statement for its Annual Meeting of Shareholders to be submitted to the commission on or before April 30, 2002 is incorporated by reference into Part III hereof.

Transitional Small Business Disclosure Format:  Yes  ☐    No  ☒

PART I

Item 1.    BUSINESS

General

Certain statements in this Form 10-K SB regarding future expectations and financial performance may be regarded as “forward-looking statements” within the meaning of the U.S. Securities Litigation Reform Act. They are subject to various risks and uncertainties, such as those described in the Risk Factors section, and elsewhere, in this Form 10-K SB, and in the Company’s Securities and Exchange Commission filings. Actual results may vary materially.

The Company

Vyrex Corporation (the “Company”) is a Nevada Corporation formed in 1991. The Company is a research and development stage company seeking to discover and develop pharmaceuticals and nutraceuticals for the treatment and prevention of respiratory, cardiovascular and neurodegenerative diseases and conditions associated with aging. The Company’s research has been focused on targeted antioxidant therapeutics for respiratory, neurological and cardiovascular diseases and the development of nutraceuticals for the dietary support of certain age-related conditions.

Antioxidant Drug Program.    In the Company’s opinion, Vantox® is currently its lead drug candidate. The Company’s research with Vantox® indicates it may have usefulness in the treatment of asthma, ARDS, cystic fibrosis, oxygen toxicity, smoke inhalation and other respiratory diseases and conditions. Vantox® is an inhaled antioxidant intended to be used in vapor form. The Company believes certain mechanisms in the inflammatory cascade which lead to tissue damage may be mediated by free radicals. Free radicals are a by-product of oxidation, which can be damaging at high levels. Vantox® has been shown in laboratory tests to be a free radical scavenger, or “antioxidant”. The Company has demonstrated Vantox®’s effects in preventing and treating oxidative lung damage in three different animal models. The models evaluated protection from lung damage induced by oxygen, paraquat and ozone. Vantox® showed protective effects in all three models. Based on this data and growing evidence that oxidative stress and inflammation may be central to the pathogenesis of asthma and other respiratory conditions, the Company believes Vantox® is an appropriate drug candidate to take forward into clinical trials. Before initiating Phase I clinical trials, the Company must complete toxicology and pharmacokinetic studies and submit an Investigational New Drug (IND) application with the U.S. Food and Drug Administration. Due to the expense of completing pre-clinical trials and conducting clinical trials, the Company is unable to fund any additional development and is seeking a joint venture with a pharmaceutical company to provide the necessary funding for further clinical development. Preliminary pre-clinical data was provided to several pharmaceutical companies to review, pursuant to confidentiality and non-disclosure agreements. To date, the Company has not received a commitment from any potential partners. There can be no assurance the Company will be successful in funding the further development of Vantox®, or that pre-clinical trials will be completed, or that clinical trials will be initiated, or if they are initiated that the trials will be completed and the Company’s claims confirmed. Even if confirmed there is no assurance that it will result in the production or marketing of an FDA approved drug. The Company holds two patents in connection with Vantox®.

The Company believes oxidative damage is implicated in a variety of diseases including cardiovascular, neurological and viral disorders. Based on its research in oxidative stress and antioxidants, the Company has designed several analogs and pro-drugs of Vantox® and Panavir®. These derivatives are designed to provide improved bioavailability, oral delivery and disease targeting. In laboratory tests, some of these compounds have been shown to protect mitochondria from oxidative damage and have been shown to be potentially potent antioxidants. On the basis of these preliminary results, and the Company’s view of a body of knowledge surrounding certain disorders, the Company believes these derivatives may be useful in treating Alzheimer’s Disease, Parkinson’s Disease, atherosclerosis, spinal cord trauma and other disorders. The Company has filed patent disclosures concerning their uses and will continue pre-clinical development as funding becomes available. In 2000, Immune Response Corporation (“IRC”) expanded its research and development activities to include neurological applications of the Company’s water-soluble pro-drugs of its Propofol patent. An additional U.S. patent for these indications was applied for by the Company in August 2000. Vyrex received a notice of allowance from the United States Patent and Trademark Office on all claims of its U.S. patent application for Water-Soluble Prodrugs of Propofol for the Treatment of Migraine, adding to the estate of patents that Vyrex holds on water-soluble derivatives of propofol as well as propofol itself. Although these indications are promising, there is no assurance that the Company and IRC will be successful in funding further development and commercialization of these compounds.

Panavir® is an antioxidant drug candidate the Company believes may inhibit HIV proliferation and may target the events leading to the slow progressive deterioration of the immune system. The Company believes Panavir® directly inhibits HIV-1 in part by interfering with the attachment of the virus to cells and also by inhibiting the syncytia-inducing strains of HIV-1. Many scientists today believe the most pathogenic strains of HIV-1 are those that lead to the formation of multinucleated giant cells called syncytia. Panavir® may also prevent activation of HIV-1 in latently and chronically infected cells, which is an activity not shown by the approved reverse transcriptase inhibitors or protease inhibitors. The Company believes the inhibition of viral activation in latently infected cells may be one of the most desirable attributes of an anti-HIV/AIDS drug.

The Company believes the activation of HIV infection from the latent state is associated with increased intracellular levels of oxygen free radicals. In laboratory tests the antioxidant and free radical scavenging activity of Panavir® inhibited activation of HIV-1 in latently infected cells. Chronic and inappropriate activation of immune cells in HIV infection has been linked to abnormal secretion of certain immunological hormone-like substances called cytokines. Certain cytokines appear to be associated with increased production of oxygen free radicals. Based on the results of preliminary tests completed to date, Panavir® appears to inhibit the activity of certain of these cytokines, including interleukin-1 and tumor necrosis factor alpha. The Company hopes Panavir® may allow HIV positive individuals to remain healthy by preventing latently infected cells from reactivating, as well as interfering with viral replication and transmission to other cells when infected cells are activated by certain processes.

In May of 1992, the Company received an Investigational New Drug allowance from the FDA for a Phase I/II human clinical trial using Panavir® to treat patients infected with the HIV virus. This phase of the Panavir® study began in July of 1992 and was completed in October of 1995. This trial examined safety, bioavailability and pharmacokinetics in a small group of patients. Results indicated that Panavir® was well tolerated and achieved targeted serum levels. CD4 counts, which normally decline in untreated AIDS patients, were stabilized, but did not show a significant increase. During 1996 and 1997, the Company synthesized new Panavir® analogs and prodrugs in an effort to improve bioavailability and the Company’s proprietary position. These compounds have undergone initial pharmacologic testing and have exhibited antioxidant activity, but will require additional testing. The Company has, to date, been unable to obtain a collaborative partner or partners to continue its development and clinical program involving Panavir®.

Ultimately, further trials will be required involving the treatment of at least several hundred patients with Panavir® alone, or in combination with approved drugs. There can be no assurance that funding will be secured or such tests will be undertaken or completed, or that any form of Panavir® will be developed as a marketable product.

In 1997, the Company entered into an agreement with IRC to develop the certain proprietary technology licensed by the Company for producing tagged genes, transcripts and proteins under the trademark of CD-Tagging™. The agreement was amended in 1998 to include research and development of certain proprietary Vantox® pro-drugs as potential treatments for spinal cord and central nervous system trauma. The Company terminated its license covering CD-Tagging™ in conjunction with its decision to terminate its gene discovery program. The Company and IRC continue to seek a pharmaceutical partner or outside financing for further development and commercialization of the spinal cord and central nervous system technology. There can be no assurance that the Company and IRC will be able to secure funding in the future for this project. In May of 1998 the company applied for a patent covering Water-Souble Prodrugs of Propofol with claims covering the treatment of diseases, states or conditions associated with the nervous system, cardiovascular system and respiratory system, including but not limited to anesthesia, trauma of the nervous system, Alzheimer’s disease, Parkinson’s disease and migraine headache. IRC expanded its research and development activities to include these claims. A patent was issued in July of 2001 covering these claims. In October of 2001 the Company received a notice of allowance from the United States Patent and Trademark Office on claims of its U.S. patent application for Water-Soluble Prodrugs of Propofol for the specific treatment of migraine. Although these indications are promising, there is no assurance that the Company and IRC will be successful in funding further development and commercialization of these compounds.

Nutraceuticals.    The nutraceutical market includes nutritional supplements and foods, which may deliver health benefits beyond basic nutrition. Consumer research seems to indicate consumers may seek out nutritional supplements provided they are backed by reliable science, and that many consumers prefer to receive their health benefits through foods rather than through pills. There are a large number of companies competing in the market to provide nutraceuticals to consumers. The Company’s research programs were most recently being directed at developing proprietary formulas of nutritional supplements targeted at consumer health concerns, and the development of proprietary supplements (Pronutrients™) which may be marketed as single line supplements in multi-formulations and in foods. The Company currently has a pipeline of proprietary nutraceutical compounds in varying stages of development.

During 1997, the Company entered into an agreement with Retired Persons Services, Inc. (“RPS”), to allow RPS to produce and market four nutritional supplement products designed by the Company. In exchange, the Company was to receive a royalty in the amount of 15% of RPS’s gross sales of such products. The products were launched by RPS in January 1999. The Company was notified in September 2000, that RPS was relinquishing their exclusive rights to the products and discontinuing the product line. The Company continued to receive royalties on sales until the inventory was depleted in May 2001. Although the Company has the rights to market the formulas to other marketers, there is no assurance that can be accomplished.

The Company’s patent for Metallic Oligopeptide Complexes was issued in June 2000. The patent deals with a novel chromium complex, chromium carnosinate, which the Company feels is superior to the other forms of chromium supplements currently on the market. This patent, coupled with the Company’s Boron patent, provided the Company the opportunity in August 2000, to enter into a license agreement with the Futureceutical division of Van Drunen Farms to manufacture and market these patented and trademarked nutraceutical compounds. In 2000 a partial licensing fee of $25,000 was received. The Company will receive a supplemental license issue fee of $75,000 upon attaining $75,000 in initial sales of licensed products. The licensee shall owe the Company a total gross royalty of 30% of gross revenue from the sale of licensed products. Of the 30% gross royalty, licensee shall credit and allocate 5% to further research and development of the products and pay the remaining 25% to the Company. The Boron compound was launched in the 3rd quarter of 2001, and a partial supplemental license issue fee of $10,000 was received in November 2001. Futureceuticals has funded and will continue to fund additional studies to enhance the marketability of these products. A human clinical trial was conducted in Yugoslavia, in the last quarter of 2001, on patients with mild to severe stages of osteoarthritis, using accepted criteria to measure the affect of our form of Boron on pain, swelling, stiffness and the ability to tolerate the product. The results reflect improvement in 78.7% of the patients with mild to moderate osteoarthritis treated with 4mg of Boron daily and an improvement in 59% of the patients with severe osteoarthritis when given 8mg of Boron daily. A human clinical study is being conducted at the University of Belgrade in Yugoslavia measuring the affect of our Chromium Carnosinate on glucose levels, triglycerides and other lipids will be completed and the results announced during the 1st quarter of 2002. There can be no assurance that a significant market will develop for the products or that any products will continue to be sold or will produce any revenue for the Company.

Gene Discovery.    The Company reviewed its gene and protein discovery programs during 1999, including CD-Tagging™, and made a decision to terminate the gene discovery program in its entirety.

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

Dusan Miljkovic, Ph.D.    In October 1997, the Company entered into a License Agreement with Dusan Miljkovic, Ph.D. (“Miljkovic Agreement”) pursuant to which Dr. Miljkovic granted the Company an exclusive worldwide license to develop, manufacture and sell certain proprietary nutraceutical compositions. Dr. Miljkovic originally filed a provisional patent application covering the compounds, and subsequently filed a further United States patent application. Pursuant to the agreement, the Company is responsible for all costs and expenses in connection with obtaining patent protection. In the case of licensed products sold as bulk compounds or stand-alone supplements, Dr. Miljkovic will receive royalties in the amount of 2.5% of gross proceeds up to $1 million; 1.75% of gross proceeds of between $1.0 million and $5.0 million and 1% of gross proceeds in excess of $5 million. In the case of licensed products sold as a component of a supplement formulation, Dr. Miljkovic will receive royalties according to the preceding schedule based on 34% of gross revenues. The License Agreement may be terminated by Dr. Miljkovic or the Company under certain circumstances. In addition, there can be no assurance that the Company will be in a position to meet its annual minimum license fee and thereby maintain any rights to the covered compound. During 1998 the Company continued development of the compounds licensed from Dr. Miljkovic. The Company was notified in 1999 that all claims set forth in Dr. Miljovic’s United States and PCT patent applications were allowed. During 1999, the Company sought potential collaborative partners to produce and market the proprietary compounds covered by the patent. In August 2000 the Company entered into a collaborative agreement with the Futureceutical division of Van Drunen Farms to further develop and market these products.

The Immune Response Corporation.    In 1997, the Company entered into an agreement with the Immune Response Corporation (“IRC”) to develop the certain proprietary technology licensed by the Company for producing tagged genes, transcripts and proteins under the trademark of CD-Tagging™. The agreement was amended in 1998 to include research and development of certain proprietary Vantox® pro-drugs as potential treatments for spinal cord and central nervous system trauma. The Company terminated its license covering CD-Tagging™ in conjunction with its decision to terminate its gene discovery program. The Company and IRC continue to seek a pharmaceutical partner or outside financing for further development and commercialization of the spinal cord and central nervous system technology. There can be no assurance that the Company and IRC will be able to secure funding in the future for this project. In May of 1998 the company applied for a patent covering Water-Souble Prodrugs of Propofol with claims covering the treatment of diseases, states or conditions associated with the nervous system, cardiovascular system and respiratory system, including but not limited to anesthesia, trauma of the nervous system, Alzheimer’s disease, Parkinson’s disease and migraine headache. IRC expanded its research and development activities to include these claims. A patent was issued in July of 2001 covering these claims. In October of 2001 the Company received a notice of allowance from the United States Patent and Trademark Office on claims of its U.S. patent application for Water-Soluble Prodrugs of Propofol for the specific treatment of migraine. Although these indications are promising, there is no assurance that the Company and IRC will be successful in funding further development and commercialization of these compounds

Futureceuticals.    The Company’s patent for Metallic Oligopeptide Complexes was issued in June 2000. The patent deals with a novel chromium complex, chromium carnosinate, which the Company feels is superior to the other forms of chromium supplements currently on the market. This patent, coupled with the Company’s Boron patent, provided the Company the opportunity in August 2000, to enter into a license agreement with the Futureceutical division of Van Drunen Farms to manufacture and market these patented and trademarked nutraceutical compounds. In 2000 a partial licensing fee of $25,000 was received. The Company will receive a supplemental license issue fee of $75,000 upon attaining $75,000 in initial sales of licensed products. The licensee shall owe the Company a total gross royalty of 30% of gross revenue from the sale of licensed products.

Of the 30% gross royalty, licensee shall credit and allocate 5% to further research and development of the products and pay the remaining 25% to the Company. The Boron compound was launched in the 3rd quarter of 2001, and a partial supplemental license issue fee of $10,000 was received in November 2001. Futureceuticals has funded and will continue to fund additional studies to enhance the marketability of these products. A human clinical trial was conducted in Yugoslavia, in the last quarter of 2001, on patients with mild to severe stages of osteoarthritis, using accepted criteria to measure the affect of our form of Boron on pain, swelling, stiffness and the ability to tolerate the product. The results reflect improvement in 78.7% of the patients with mild to moderate osteoarthritis treated with 4mg of Boron daily and an improvement in 59% of the patients with severe osteoarthritis when given 8mg of Boron daily. A human clinical study is being conducted at the University of Belgrade in Yugoslavia measuring the affect of our Chromium Carnosinate on glucose levels, triglycerides and other lipids will be completed and the results announced during the 1st quarter of 2002. There can be no assurance that a significant market will develop for the products or that any products will continue to be sold or will produce any revenue for the Company.

Patents and Proprietary Technology

A United States Patent was issued in 1991 for methods of inhibiting viral and retroviral infections via the use of various antioxidants corresponding to the formulae set forth in the subject patent. The patent has been assigned to the Company and describes the primary proprietary technology underlying the Company’s proposed Panavir® products.

A United States Patent was issued in 1992 for methods of inhibiting viral and retroviral replication and for treating viral and retroviral infections via the administration of compositions containing tocopherol, or a tocopherol derivative, or a pharmaceutically effective product thereof. The Company is one of two assignees of this patent, with Biodor U.S. Holding.

A United States Patent was issued in 1994 directed to certain preparations and methods for dilipidation of skin or hair through the use of cyclodextrin and cyclodextrin derivative preparations such as hydroxypropyl cyclodextrin. This patent also is directed to cerumen removal methods involving introduction of cyclodextrin preparations to the ear canal, resulting in the removal of ear wax and related substances. This patent has been assigned to the Company. This patent describes the proprietary technology of the Company underlying its proposed Cerex® products.

A United States Patent was issued in 1994 involving airborne protectants against oxidative tissue damage. This patent is directed to certain methods for preventing free radical-induced oxidative damage and inflammatory response in biological tissue through the use of vapor-phase, phenolic antioxidants such as vaporized 2,6-diisopropylphenol. This patent has been assigned to the Company and describes the technology underlying the Company’s proposed Vantox® products.

A United States Patent was issued in 1995 directed to certain methods for delipidation of skin or hair through the use of cyclodextrin and cyclodextrin derivative preparations such as hydroxypropyl cyclodextrin. This patent is also directed to cerumen removal methods involving introduction of cyclodextrins to the ear canal resulting in the removal of ear wax and related substances. This patent has been assigned to the Company. This patent describes the proprietary technology of the Company underlying its proposed Cerex® products.

A United States Patent was issued in 1995 directed to certain methods for the prevention and treatment of poison ivy and poison oak dermatitis through the use of cyclodextrins in applications to complex urushiols. This patent is also directed to methods of desensitizing against urushiol—induced dermatitis through cyclodextrin—urushiol complexes. This patent has been assigned to the Company and describes the technology underlying the Company’s proposed Vyderm™ products.

A United States Patent was issued in 1995 involving airborne protectants against oxidative tissue damage. This patent is also directed to methods for preventing free radical-induced oxidative damage and inflammatory response in biological tissue through vapor-phase, phenolic antioxidants, such as vaporized 2,6-diisopropylpheno.

A United States Patent was issued in 1996 directed to a certain delivery formulation for Probucol, related to the Company’s Panavir® product.

A United States Patent was issued in 1998 directed to the use of cyclodextrins to complex urushiols to protect against and to treat irritation arising from exposure to urushiols. This patent has been assigned to the Company and relates to the proposed Vyderm™ products.

A United States Patent was issued in 1999 relating to compounds, compositions, uses and methods for inhibiting viral and retroviral replication and for treating viral and retroviral infections via the administration of various compounds, including antioxidants. This patent has been assigned to the Company and relates to the proposed Panavir® products.

A United States Patent was issued in 2000 relating to Metallic Oligopeptide Complexes as nutritional supplements, in particular metals of nutritional or therapeutic value in mixed complexes of oligopeptides.

A United States Patent was issued in 2001 for claims covering Water Soluble Pro-Drugs of Propofol. These claims cover treatment of diseases, states or conditions associated with the nervous system, cardiovascular system and respiratory system, including but not limited to anesthesia, trauma of the nervous system, Alzheimer’s disease, Parkinson’s disease and migraine headache.

The Company has patent applications pending in the United States and there have been foreign counterparts filed for certain of the Company’s patent applications. One of the U.S. patent applications and certain foreign patent filings are jointly owned by the Company and Biodor U.S. Holding.

The protection of proprietary rights relating to the Company’s proposed products, processes and know-how is critical for the Company’s business. The Company intends to file patent applications to protect technology, inventions and improvements that are considered important to the development of its business. The Company also intends to rely on unpatented trade secrets for a part of its intellectual property and property rights, and there can be no assurance others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to the Company’s trade secrets or disclose such technology, or that the Company can meaningfully protect its rights to any patented or unpatented technology.

Although the Company seeks patent protection for its proprietary technology and potential products in the United States and in foreign countries, the patent positions of biotechnology and pharmaceutical firms, including the Company, are generally uncertain and involve complex legal and factual questions. Consequently, the Company does not know whether any of the patent applications pending, or the unfiled patent applications which it is considering will result in the issuance of any patents, whether the patents which it owns will provide significant proprietary protection, or whether they will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents issue, and publication of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months, at the time of filing a patent application or during the research phase prior to application the Company can not be certain it will be deemed the first creator of inventions covered by any future patent applications or that it will be deemed the first to file patent applications for such inventions. There can be no assurance all United States or foreign patents that may pose a risk of infringement can or will be identified. If the Company is unable to obtain a license(s) where it may have infringed on other patents, it could encounter delays in product market introductions while it attempts to design around such intellectual property rights, or could find that the development, manufacture or sale of potential products requiring such licenses could be prevented. In addition, the Company could incur substantial costs in defending against suits brought against it in connection with such intellectual property rights or prosecuting suits which the Company may bring against other parties to protect its intellectual property rights. Competitors or potential competitors may have filed applications for, or have received patents and may obtain additional patents and proprietary rights relating to, compounds or processes competitive with those of the Company. See “Business Competition.”

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

The Company will generally require all or certain of its employees, consultants and advisors to execute a confidentiality agreement either upon the commencement of an employment or consulting relationship with the Company or at a later time. There can be no assurance these agreements will provide meaningful protection for the Company’s trade secrets in the event of unauthorized use or disclosure of such information.

The protection of intellectual properties owned by technology firms, including the Company is subject to uncertainty and involves complex legal and factual questions. The degree of future protection for the Company’s proprietary technology rights is therefore uncertain. There can be no assurance the Company’s efforts to protect its intellectual property will prove to be adequate. See “Risk Factors Patents and Proprietary Rights.”

Trademarks

The Company owns trademarks registered with the United States Patent and Trademark Office (USPTO) for the names Panavir®, Vantox®, and its logo in connection with the name Vyrex. Additionally the company is prosecuting a number of trademarks in connection with its nutraceutical and genomics programs. Federally registered trademarks have a perpetual life, as long as they are renewed on a timely basis, subject to the rights of third parties to seek cancellation of the marks. The Company has filed other trademark applications, may claim common law trade name rights as to other potential products, and anticipates filing additional trademark applications in the future.

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

Government Regulation

The research and development, manufacture and marketing of the Company’s potential products may be subject to extensive regulation by the FDA and by other federal, state, local and foreign entities, which regulate, among other things, research and development activities and the testing, manufacture, labeling, storage, record keeping, safety, advertising and promotion of pharmaceutical products. Governmental review of new drugs, devices or biologicals is an uncertain, costly and lengthy process.

The Federal Food, Drug and Cosmetic Act, the Public Health Services Act, the Controlled Substances Act and other federal statutes and regulations govern or influence all aspects of the Company’s business. Noncompliance with applicable requirements can result in fines and other judicially imposed sanctions, including product seizures, injunction actions and criminal prosecutions. In addition, administrative remedies can involve voluntary recall of products, and the total or partial suspension of products as well as the refusal of the government to approve pending applications or supplements to approved applications. The FDA also has the authority to withdraw approval of drugs in accordance with statutory due process procedures.

Ongoing compliance with these requirements can require the expenditure of substantial resources. Any failure by the Company, or possible licensees to obtain, or any delay in obtaining required regulatory approvals would adversely affect the planned marketing of the Company’s proposed products and the Company’s ability to derive product or royalty revenue.

The FDA’s regulatory system requires an initial determination of whether a subsequent filing by the Company for that product will be classified by the FDA as a drug, device or biological. The FDA has different approval procedures for drugs, devices and biologicals. The Company believes most, if not all, of its currently proposed products will be classified as drugs, although the Company may develop proposed new potential products or potential therapeutic agents in the future which are considered devices or biologicals. If the Company is required to submit any application to the FDA as a biological, or device, the application process may be significantly longer, more expensive and certain different compliance procedures would apply than those for a drug as described below.

The steps required by the FDA before a new drug may be marketed in the United States include: (a) preclinical studies; (b) submission to the FDA of a request for authorization to conduct human clinical trials in an Investigational New Drug (IND) application, which includes the test data of the preclinical studies and the proposed protocols (study designs) for clinical trials (an IND allows evaluation of the new drug in controlled clinical studies); (c) adequate and well controlled human clinical trials to establish the safety and effectiveness of the drug for its intended use; (d) submission to the FDA of a New Drug Application (“NDA”); and (e) review and approval of the NDA by the FDA before the drug may be shipped or sold commercially.

In addition to obtaining the FDA’s approval of an NDA for each of a company’s proposed products, each manufacturing establishment for new drugs must receive some form of approval by the FDA. Among the conditions for such approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform to the FDA’s Good Manufacturing Practices regulations, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, monies and effort in the area of production and quality control to ensure full technical compliance. Manufacturing establishments, both foreign and domestic, also are subject to inspections by or under the authority of the FDA and by other federal, state or local agencies.

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

Sources of Supply

The principal raw materials used in the Company’s proposed products, have been obtained from several large chemical suppliers. If and when the Company begins production on a commercial scale, its use of raw materials will significantly increase. The Company could experience raw material shortages which, in turn, could affect its ability to produce products. The Company may, from time to time, rely on a single supplier for one or more of the raw materials and may represent a significant portion of any such supplier’s total output. Although the Company believes there are and will continue to be alternative sources for each of its anticipated raw materials, there can be no assurance this will be the case or that the qualification of additional vendors will not delay the Company’s ability to manufacture products. The Company does not have any contracts with any suppliers of the raw materials used in the development of its proposed products.

Competition

The biotechnology and pharmaceutical industries are intensely competitive. There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in research and development of pharmaceutical products. Most of the Company’s existing or potential competitors have substantially greater financial, human and other resources than the Company and may be better equipped to develop, manufacture and market products. In addition, many of these companies have extensive experience in preclinical testing and human clinical trials. These companies may develop and introduce products and processes competitive with or superior to those of the Company, and many of these companies may be further along in the product development and approval process for their potential products.

The Company’s competition will be determined in part by the potential indications for which the Company’s proposed products are developed and ultimately approved, if at all, by regulatory authorities. For most, if not all, of the Company’s potential products, an important factor in competition will be the timing of market introduction of competitive products. Accordingly, the relative speed with which the Company can develop potential products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market are expected to be important competitive factors. The Company expects competition among products approved for sale will be based, among other things, on product effectiveness, safety, reliability, availability, price and the strength of the patents on which such products are based.

The Company’s competitive position also depends upon its ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes and secure sufficient capital resources for the very substantial period between technological conception and any commercial sales, which may develop. There can be no assurance the Company will be able to compete successfully.

RISK FACTORS

This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below as well as those discussed elsewhere in this report.

Early Stage of Development; Absence of Products

The Company is in the development stage. Other than four nutritional supplements licensed to RPS, which have generated some royalty income since their introduction in 1999, the Company has not completed the development of any product and, accordingly, has not begun to generate revenues from operations. Most of the Company’s proposed pharmaceutical products will require significant additional research and development, including extensive preclinical and clinical testing, before the Company will be able to apply for FDA approval. There can be no assurance the Company can initiate or sustain any significant research and development efforts, and that such efforts, if undertaken, will be successful, that any of the Company’s potential pharmaceutical products under development will prove to be safe and effective in clinical trials, that the Company will be able to obtain FDA approval for any of its proposed pharmaceutical products, that any such proposed pharmaceutical products can be manufactured at acceptable cost and with appropriate quality, or that any such proposed products, if they do receive regulatory approval, can be successfully marketed. The Company cannot predict when, if ever, it will begin to market any proposed pharmaceutical products.

The Company desires to develop nutraceutical products which the Company believes may be sold before any of its proposed pharmaceutical products will be sold. During 1997, the Company entered into an agreement with Retired Persons Services, Inc. (“RPS”) to allow RPS to produce and market four nutritional supplement products designed by the Company. In exchange, the Company is to receive a royalty in the amount of 15% of gross sales. The products were launched by RPS in January, 1999. The Company was notified in September, 2000, that RPS was relinquishing its exclusive rights to the products and discontinuing the product line. The Company will continue to receive royalties on sales until the inventory is depleted. Although the Company has the rights to market the formulas to other marketers, there is no assurance that can be accomplished.

The Company’s patent for Metallic Oligopeptide Complexes was issued in June 2000. The patent deals with a novel chromium complex, chromium carnosinate, which the Company feels is superior to the other forms of chromium supplements currently on the market. This patent, coupled with the Company’s Boron patent, provided the Company the opportunity in August 2000, to enter into a license agreement with the Futureceutical division of Van Drunen Farms to manufacture and market these patented and trademarked nutraceutical compounds. In 2000 a partial licensing fee of $25,000 was received. The Company will receive a supplemental license issue fee of $75,000 upon attaining $75,000 in initial sales of licensed products. The licensee shall owe the Company a total gross royalty of 30% of gross revenue from the sale of licensed products. Of the 30% gross royalty, licensee shall credit and allocate 5% to further research and development of the products and pay the remaining 25% to the Company. The Boron compound was launched in the 3rd quarter of 2001, and a partial supplemental license issue fee of $10,000 was received in November 2001. Futureceuticals has funded and will continue to fund additional studies to enhance the marketability of these products. A human clinical trial was conducted in Yugoslavia, in the last quarter of 2001, on patients with mild to severe stages of osteoarthritis, using accepted criteria to measure the affect of our form of Boron on pain, swelling, stiffness and the ability to tolerate the product. The results reflect improvement in 78.7% of the patients with mild to moderate osteoarthritis treated with 4mg of Boron daily and an improvement in 59% of the patients with severe osteoarthritis when given 8mg of Boron daily. A human clinical study is being conducted at the University of Belgrade in Yugoslavia measuring the affect of our Chromium Carnosinate on glucose levels, triglycerides and other lipids will be completed and the results announced during the 1st quarter of 2002 There can be no assurance that a significant market will develop for the products or that any products will continue to be sold or will produce any revenue for the Company. No Significant Operating Revenues; Accumulated Deficit; Expectation of Future Losses

The Company has experienced significant operating losses since its inception in 1991. As of December 31, 2001, the Company had a deficit accumulated in the development stage of $13,239,285. The Company expects operating losses to increase substantially in the future only if the Company decides to restart its research and development and clinical trials internally. The Company has generated no significant revenues from operations. The development of the Company’s proposed pharmaceutical products will require the commitment of substantial resources to prepare and submit applications to the FDA, and to conduct research, preclinical and clinical trials, and for both its proposed pharmaceutical and nutraceutical products the Company must either establish commercial scale manufacturing processes and facilities or contract for such manufacturing facilities, and to establish additional quality control, regulatory, marketing, sales and administrative capabilities. There can be no assurance the Company will be successful in these endeavors or will continue as a going concern, especially in light of the high failure rate of development stage pharmaceutical and nutrition companies with limited resources. There can be no assurance the Company will not incur substantial and continuing net losses beyond the next several years or that the Company will ever reach profitability. Furthermore, there can be no assurance the Company will apply for or obtain regulatory approvals, enter into arrangements with third parties for product development and commercialization, or successfully market or license any additional products. To achieve profitable operations, the Company, alone or with others, must successfully identify, develop, manufacture and market its proprietary products or technologies. There can be no assurance the Company will be able to accomplish these tasks. Significant delays in any of these matters could materially adversely impact the Company.

Future Capital Requirements; Uncertainty of Additional Funding

Substantial expenditures will be required to enable the Company to conduct planned product research and development, resume the FDA application process, including conducting preclinical studies and clinical trials, and to manufacture and market its proposed products including its proposed nutraceutical products. The Company will need to raise substantial additional funds to support its long-term proposed product development and commercialization programs including its nutraceutical product development programs. The Company has no established bank financing arrangements and it is not anticipated the Company will secure any bank financing in the foreseeable future. Therefore, the Company will need to seek additional financing through subsequent future public or private sales of its securities, including equity and debt securities. The Company may also seek funding for the development and marketing of its proposed products through strategic alliances and other arrangements with corporate partners. There can be no assurance such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to the Company, if at all. Any such additional financing may result in significant dilution to existing stockholders. If adequate funds are not available, the Company may be required to halt operations, or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, potential product candidates or potential products the Company would not otherwise relinquish. In an effort to conserve funds, the Company has curtailed its internal research efforts and is dependent on its licensees and collaborations for continued studies and clinical trials. The Company’s future cash requirements will be affected by the degree to which the Company is able to resume operations in the future, as well as future results of research and development, preclinical studies and clinical trials, nutraceuticals product development and marketing costs, relationships with corporate partners, changes in the focus and direction of the Company’s research and development programs, competitive and technological advances, the regulatory approval process and other factors.

Intense Competition and Rapid Technological Change

The Company is engaged in rapidly evolving and highly competitive fields and competition is expected to increase. There are many companies, including large pharmaceutical, chemical, and vitamin and nutrition supplement companies, engaged in developing, manufacturing and marketing products similar to those proposed to be developed by the Company, many of which have established a significant presence in the markets which the Company’s proposed products are designed to address. Virtually all of these companies have substantially greater capital resources, research and development staffs, facilities and experience in obtaining regulatory approvals, as well as in the manufacturing, marketing and distribution of products, than the Company. There can be no assurance the Company’s competitors will not succeed in developing technologies and products that are more effective and less costly than any potential products under research and development by the Company or which could render the Company’s proposed products or technology obsolete.

Dependence Upon Key Personnel

The Company has reduced its staff to three people, and is dependent on its licensees and its scientific collaborations for the bulk of its continuing research and development activities. Consequently, further successful development of the Company’s proprietary technology is dependent on the ability of the research and development efforts of its licensees and scientific collaborations. Directing these efforts is Dr. Sheldon S. Hendler, Chairman of the Company’s Board of Directors and the owner of approximately 18.5% of the outstanding Common Stock of the Company. The ability to retain the services of Dr. Hendler is important to the success of the Company. The Company does not currently have an employment contract with Dr. Hendler, nor does it maintain insurance on Dr. Hendler’s life. Even if the Company succeeded in obtaining financing necessary to fund internal research and development, it would continue its efforts to expand its research and development externally by means of outsourcing and expanding collaborations with current or new scientific partners.

Reliance on Collaborative Partners

In 2000, the Company entered into new license agreements and expanded its research collaborations in an effort to expedite the development of its technology. In 2000, Immune Response Corporation (“IRC”) expanded its research and development activities to include neurological applications of the Company’s water-soluble pro-drugs of its Propofol patent. An additional U.S. patent for these indications was applied for in August 2000. Although these indications are promising, there is no assurance the Company and IRC will be successful in funding further development and commercialization of these compounds. In August, 2000, the Company entered into a license agreement with the Futureceutical division of Van Drunen Farms to manufacture and market patented and trademarked nutraceutical compounds. In 2000 a partial licensing fee of $25,000 was received. The Company will receive a supplemental license issue fee of $75,000 upon attaining $75,000 in initial sales of licensed products. The licensee shall owe the Company a total gross royalty of 30% of gross revenue from the sale of licensed products. Of the 30% gross royalty, licensee shall credit and allocate 5% to further research and development of the products and pay the remaining 25% to the Company. The boron compound was launched in the 3rd quarter of 2001, and a partial supplemental license issue fee of $10,000 was received in November 2001. Futureceuticals has funded and will continue to fund additional studies to enhance the marketability of these products. A human clinical trial was conducted in Yugoslavia, in the last quarter of 2001, on patients with mild to severe stages of osteoarthritis, using accepted criteria to measure the affect of our form of boron on pain, swelling, stiffness and the ability to tolerate the product. The results reflect improvement in 78.7% of the patients with mild to moderate osteoarthritis treated with 4mg of boron daily and an improvement in 59% of the patients with severe osteoarthritis when given 8mg of boron daily. A human clinical study is being conducted at the University of Belgrade in Yugoslavia measuring the affect of our chromium carnosinate on glucose levels, triglycerides and other lipids will be completed and the results announced during the 1st quarter of 2002. There can be no assurance that a significant market will develop for the products or that any products will continue to be sold or will produce any revenue for the Company.

There can be no assurance the Company will be able to negotiate acceptable collaborative arrangements in the future, or that any collaborative arrangements will be successful. In addition, there can be no assurance the Company’s collaborative partners will not pursue alternative technologies or develop alternative compounds either on their own or in collaboration with others, including the Company’s competitors, as a means of developing treatments for the diseases targeted by the collaborative programs.

Patents and Proprietary Rights

The Company’s success will depend in large part on its ability to obtain patent protection for its proposed products, both in the United States and other countries. The patent position of biotechnology and pharmaceutical companies is highly uncertain and involves complex legal and factual questions. There is no consistent policy regarding the breadth of claims allowed in biotechnology and pharmaceutical patents. The Company currently has twelve patents issued and several patent applications pending in the United States. There have been foreign counterparts of certain of these applications filed in other countries on behalf of the Company. The Company intends to file additional applications as appropriate for patents covering both its proposed products and processes. There can be no assurance patents will issue from any of the pending applications, or for patents that have been issued or may be issued, the claims allowed will be sufficiently broad to protect the Company’s technology. In addition, there can be no assurance any patents issued to the Company will not be challenged, invalidated or circumvented, or the rights granted thereunder will provide proprietary protection to the Company. In addition, any patents obtained by the Company will be of limited duration. All United States patents issuing from patent applications applied for June 8, 1995 or thereafter will have a term of 20 years from the date of filing. All United States patents in force before June 8, 1995 will have a term of the longer of: (1) 17 years from the date of issuance; or (2) 20 years from the date of filing. All United States patents issuing from patent applications applied for before June 8, 1995 will have a term of the longer of (1) 17 years from the date of issuance; or (2) 20 years from the date of filing. The commercial success of the Company will also depend in part on the Company’s neither infringing patents issued to competitors nor breaching the technology licenses upon which the Company’s proposed products might be based.

It may become necessary for the Company to obtain licenses of potential products or other proprietary rights or trade secrets from other parties. Failure by the Company to obtain such licenses may have a material adverse impact on the Company. Litigation, which could result in substantial costs to the Company, may also be necessary to enforce any patents issued to the Company or to determine the scope and validity of others’ proprietary rights. In addition, the Company may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of inventions which could result in substantial costs to the Company.

The Company also attempts to protect its proprietary technology and processes by seeking to obtain confidentiality agreements with its contractors, consultants, employees, potential collaborative partners, licensees, licensors and others. There can be no assurance these agreements will adequately protect the Company, that these agreements will not be breached, or the Company will have adequate remedies for any breach, or that the Company’s trade secrets will not otherwise become known or be independently discovered by competitors. In addition the Company does not generally require its principal scientific advisors to enter into confidentiality agreements, and to the extent there is collaboration between any of the scientific advisors and the Company, the aspects of such collaboration will not necessarily remain the trade secrets of the Company. This approach could increase the risk to the Company that it may not be able to protect its proprietary information.

There can be no assurance others will not independently develop similar or more advanced technologies or design around aspects of the Company’s technology which may be patented, or duplicate the Company’s trade secrets. In some cases, the Company may rely on trade secrets to protect its innovations. There can be no assurance trade secrets will be established, or secrecy obligations will be honored, or that others will not independently develop similar or superior technology. To the extent consultants, key employees or other third parties apply technological information independently developed by them or by others to Company projects, disputes may arise as to the proprietary rights to such information which may not be resolved in favor of the Company.

Governmental Regulation and Uncertainty of Product Approvals

The production and marketing of the Company’s proposed products are subject to strict regulation by federal and state governmental authorities in the United States and in foreign countries where such potential products may be produced and marketed. In the United States, the FDA regulates, where applicable, development, testing, labeling, manufacturing, registration, notification, clearance or approval, marketing, distribution, record keeping and reporting requirements for human and animal drugs, medical devices, biologics, cosmetics and food additives. Most, if not all, of the Company’s proposed products, including its proposed Panavir®, Vantox®, and other products may require FDA clearance prior to marketing. The Federal Environmental Protection Agency (“EPA”) has regulations covering certain areas for some of the Company’s proposed products. Comparable state and local agencies may have similar regulations. The FDA and EPA regulatory approval processes may take a number of years and both FDA and EPA regulatory approval may require the expenditure of substantial resources. The processing, formulation, packaging, labeling and advertising of the Company’s proposed nutraceutical products is subject to regulation by one or more federal agencies, including the FDA, the Federal Trade Commission (the “FTC”), the Consumer Product Safety Commission, the United States Department of Agriculture and the Environmental Protection Agency. These activities are also regulated by various agencies of the state and localities in which the Company’s nutraceutical products may be sold, including without limitation the California Department of Health and Human Services, Food and Drug branch. The Nutrition Labeling and Education Act and the Dietary Supplement Act provide regulations which require that vitamin, mineral and dietary supplements labels have to provide the same basic nutritional information found on the labels on most conventional foods. The regulations also require that health claims made for vitamins, minerals and dietary supplements be scientifically valid, and mandate nutrition information found on the label to state the nutrition content per serving. Compliance with these regulations could adversely affect the Company’s operations and its financial condition. There can be no assurance the production and marketing of the Company’s proposed products or other potential products which may be developed by the Company in the future, if any, will satisfy then current requirements of the FDA, EPA, FTC, or comparable state, local and foreign authorities. Delays in receiving or failure to receive governmental approvals may have a material adverse impact on the Company. In addition, there can be no assurance that government regulations applicable to the Company or its proposed products or the interpretation thereof will not change and thereby prevent the Company from marketing some or all of its potential products for a period of time or permanently, or otherwise materially and adversely affect the Company. Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which the drug may be marketed. Even if such regulatory approval is obtained, a marketed drug, its manufacturer and the facilities in which the drug is manufactured are subject to continual review and periodic inspections. Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the potential product from the market, product seizures, a halt in operation and other materially adverse consequences. The Company is unable to predict the extent of adverse governmental regulation which might arise from future federal, state or foreign legislative or administrative action, or the extent of the impact of such legislative changes on the business of the Company.

Debt Service and Penalties

The Company has two notes payable, one of $100,000 principal amount, and the other of $60,000 principal amount, which notes are collateralized by substantially all of the assets of the Company. In January 2001, the maturity date of both notes was extended to March 22, 2002, provided the Company makes interest payments on such debt of $8,000 on March 22, 2001 and $4,800 on August 17, 2001. The March 22, 2001 and August 17, 2001 interest payments were paid within the prescribed terms. All principal and accrued and unpaid interest at the rate of 8% per annum will be payable on March 22, 2002. In connection with the extension of the maturity of this debt, the Company issued the notes’ holder an option exercisable for two years to purchase 50,000 shares of Common Stock at a price of $0.50 per share. Furthermore, the Company has amended the $60,000 note to make it convertible into Common Stock at a purchase price of $0.60 per share in increments of not less than 20,000 shares.

On March 5, 2002, the note holder agreed to extend the principal balance which bear interest at an annual rate of 8% for a period of one year making it due and payable on March 22, 2003. In consideration of the extension, the option to purchase 50,000 shares at $0.50 per share and the option to convert the $60,000 portion of the note into 100,000 shares of Vyrex stock at a purchase price of $0.60 per share have been increased by one year respectively. In the event of prepayment of the note, the note holder will retain the right to purchase 100,000 shares at $0.60 per share until March 22, 2003. The interest portion of the note due and payable on March 22, 2002 will be paid per the agreement.

Dilutive and Other Adverse Effects of Outstanding Options and Warrants

Certain warrants issued in connection with private and public placement of the Company’s common stock prior to April 1, 1996, expired on January 31, 2000, and are no longer exercisable. Under the terms of existing options issued under the Company’s stock option plan and other outstanding options, the holders thereof are given an opportunity to profit from a rise in the market price of the Common Stock with a resulting dilution in the interests of the other stockholders. The terms on which the Company may obtain additional financing may be adversely affected by the existence of such options. The holders of the options may exercise them at a time when the Company might be able to obtain additional capital through a new offering of securities on terms more favorable than those provided by the options.

Possible Depressive Effect on Price of Securities of Future Sales of Common Stock

Actual sales or the prospect of sales of Common Stock under Rule 144 or otherwise in the future may depress the prices of the Company’s securities or any market that may develop in the future. There are options outstanding both pursuant to the Company’s Stock Option Plan and options not pursuant to any plan which are exercisable for up to 2,770,259 shares of Common Stock. Approximately 80% of these options are currently exercisable. Exercise of any of these options would result in additional dilution to the purchaser of the shares offered herein, and exercise of any significant amount of these options will result in substantial additional dilution. Resale of shares acquired upon the exercise of these options may depress the prices of the Company’s securities or make them more difficult to sell by the investors herein. The sale or availability for sale of substantial amounts of Common Stock in the public market after this offering could adversely affect the prevailing market prices of the Company’s securities and could impair the Company’s ability to raise additional capital through the sale of its equity securities.

Possible Adverse Effects of Authorization and Issuance of Preferred Stock

The Company’s Board of Directors is authorized to issue up to 10,000,000 shares of preferred stock. The Board of Directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms and privileges with respect to any series of preferred stock. The issuance of any series of preferred stock having rights superior to those of the common stock may result in a decrease in the value or market price of the common stock and could further be used by the Board as a device to prevent a change in control favorable to the Company. Holders of preferred stock to be issued in the future may have the right to receive dividends and certain preferences in liquidation and conversion rights. The issuance of such preferred stock could make the possible takeover of the Company or the removal of management of the Company more difficult, and adversely affect the voting and other rights of the holder of the common stock, or depress the market price of the Common Stock.

Delisting From NASDAQ Stock Market

The Company was notified that it had been delisted from the NASDAQ SmallCap Market effective with the close of business October 21, 1998. As of October 22, 1998, the company’s securities commenced trading over the counter under the symbols OTC:BB–VYRX and OTC:BB–VYRXW. As a result, investors may find it more difficult to dispose of or to obtain accurate quotations as to the value of, the Company’s securities.

Volatility of Stock Price

The market prices for securities of emerging and development stage companies such as Vyrex have historically been highly volatile. Future announcements concerning the Company or its competitors, including the results of testing, technological innovations or new commercial products, government regulations, developments concerning proprietary rights, litigation or public concern as to safety of potential products developed by the Company or others, may have a significant impact on the market price of the Company’s securities.

Disclosures Relating to Low Priced Stocks; Restrictions on Resale of Low Price Stocks and on Broker-Deal Sale; Possible Adverse Effect of “Penny Stock” Rules on Liquidity for the Company’s Securities

Since the Company’s securities were delisted from the NASDAQ SmallCap Market and the Company has net tangible assets of less than $2,000,000, transactions in the Company’s securities are subject to Rule 15g-9 under the Exchange Act which imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000 or $300,000 together with their spouses). For transactions covered by this Rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. Consequently, this Rule may affect the ability of broker-dealers to sell the Company’s securities, and may affect the ability of Shareholders to sell any of the Company’s securities in the secondary market.

The Commission has adopted regulations which generally define a “penny stock” to be any non-NASDAQ equity security of a small company that has a market price (as therein defined) less than $5.00 per share, or with an exercise price of less than $5.00 per share subject to certain exceptions, and which is not traded on any exchange or quoted on NASDAQ. For any transaction by broker-dealers involving a penny stock (unless exempt), the rules require delivery, prior to a transaction in a penny stock, of a risk disclosure document relating to the penny stock market. Disclosure is also required to be made about compensation payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in an account and information on the limited market in penny stocks.

Control by Present Stockholders; Possible Depressive Effect on the Company’s Securities

The current officers and directors of the Company own 22% of the outstanding Common Stock of the Company. Dr. Hendler individually owns approximately 18.5% of the outstanding Common Stock. This concentration of ownership could have an influence over the election of directors and could exert influence or control over the Company’s operations. This may discourage potential purchasers from seeking control of the Company through purchase of Common Stock and this possibility could have a depressive effect on the price of the Company’s securities.

Anti-Takeover Provisions—Limitation on Voting Rights

The Company’s Articles of Incorporation and Bylaws contain provisions that may make it more difficult to acquire control of the Company by means of tender offer, over-the-counter purchases, a proxy fight, or otherwise. The Articles of Incorporation also include provisions restricting stockholder voting rights. The Company’s Articles of Incorporation include a provision that requires that any action required by the stockholders may not be affected by a written consent, and that special meetings of the stockholders may only be called by the Board of Directors. This provision makes it difficult for stockholders to pass any resolution not supported by the Board of Directors except at a regularly called meeting. The Company’s Articles of Incorporation provide for a staggered term of the Board of Directors, thus eliminating the ability to elect all of the directors in any one year. This provision may make the implementation of a change in management a process requiring more than one year even if supported by a majority of the stockholders. The Company’s Articles of

Incorporation provide directors may only be removed for cause and a vote of 70% of the shareholders. Certain provisions of the Articles of Incorporation may only be amended by a vote of 70% of the stockholders. As a result of the number of shares currently owned by management, this provision may for some time have the effect of indirectly eliminating any possibility stockholders could pass a resolution unless approved by management, in connection with any question submitted or required to be submitted to a vote of the stockholders. The Company’s Articles of Incorporation also require that stockholders give advance notice to the Company of any directorship nominations or other business to be brought by the stockholders at any stockholder’s meeting. This provision makes it more difficult for stockholders to nominate candidates for the Board of Directors who are not supported by management. In addition, the Articles of Incorporation require advance notice for stockholder proposals to be brought before the annual meeting. The requirements include that the notice must specify certain information regarding the stockholder and the meeting. This provision to implement stockholder proposals makes it more difficult even if a majority of stockholders are in support thereof. The Company is also subject to certain provisions of California law if more than 50% of its outstanding securities are held of record by persons with addresses in California, and if more than 50% of its property, payroll and sales are from California. These provisions of California law will control the operations of the Company with respect to certain of the anti-takeover provisions discussed herein, until such time as either (i) the Company is listed on the New York or American Stock Exchange or the National Market System of Nasdaq, and it has 800 stockholders; or (ii) the Company no longer has either more than 50% of its outstanding securities held by persons with addresses in California, or less than 50% of its property, payroll and sales are in California. Each of these provisions may also have the effect of deterring hostile take-overs or delaying changes in control or management of the Company. In addition, the indemnification provisions of the Company’s Bylaws and Articles of Incorporation may represent a conflict of interest with the stockholders since officers and directors may be indemnified prior to any judicial determinations as to their conduct.

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

To assist in the further development of Vyrex’s proprietary compound Panavir® The Company entered into a Collaroration Agreement with Biological Business Creativity, LLC, (“BBC”). In November 2001 BBC was issued a Warrant to purchase an aggregate of 200,000 shares of common stock at a price of $0.30 per share exercisable until November 18, 2004 and was granted a license to certain claims of Vyrex’s United States Patent Number 4,985,465, Method For Inhibiting Viral And Retroviral Infections dated January 15, 1991. BBC will pay royalties to Vyrex equal to (a) twenty five (25%) if the Gross Margin for those products sold by BBC and (b) twenty five (25%) of the gross revenues for the technology or products (sub) licensed to Third Parties.

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

The Company’s future growth and profitability will depend, in large part, on the success of its personnel and others conducting marketing efforts on behalf of the Company in fostering acceptance among the various markets of the use of the Company’s potential products as an alternative to other available products or otherwise. The Company’s success in marketing its potential products will be substantially dependent on educating its targeted markets as to the distinctive characteristics and perceived benefits of the Company’s potential products. There can be no assurance that the Company’s efforts or the efforts of others will be successful or that any of the Company’s proposed products will be favorably accepted among the targeted markets.

Lack of Manufacturing Capability; Dependence on Outside Parties for Manufacturing of Proposed Products

The Company has no manufacturing facilities or expertise, and does not intend to manufacture any potential product or products. The Company initially intends to enter into arrangements with others to manufacture all of its proposed products and has done so with respect to its nutraceutical products. The Company does not have any contracts or agreements obligating any party to manufacture any quantity of nutraceuticals for any price. Failure to secure such contracts or agreements could have a material adverse impact on the business and operations of the Company. There can be no assurance the Company will be able to enter into satisfactory arrangements for the manufacture of its proposed products with manufacturers whose facilities and procedures comply with FDA or other regulatory requirements, that the manufacturers will continue to comply with such standards, or that such manufacturers will be able to adequately supply the Company with its product needs. The Company’s dependence on third parties for manufacturing may adversely affect the Company’s ability to develop and deliver products on a timely and competitive basis. The Company may in the future undertake to manufacture some or all of its proposed products directly. The Company has no experience with the manufacture of any of its proposed products under development. In the event the Company were to undertake to manufacture any of its proposed products, the Company would be required to finance considerable additional capital expenditures, attract and retain experienced personnel, develop a manufacturing capability, and comply with extensive government regulations with respect to its facilities, including among others, FDA manufacturing requirements. The Company would not be able to develop any reasonable manufacturing capability without obtaining significant capital in excess of the funds anticipated from this offering. There can be no assurance the Company would be able to successfully establish manufacturing operations.

Dependence on Suppliers

The materials used in the Company’s potential products are currently available only from a limited number of suppliers. The Company anticipates there will continue to be a limited number of suppliers for its proposed products. In the event the Company could not obtain adequate quantities of necessary materials from its existing suppliers, there can be no assurance the Company would be able to access alternative sources of supply within a reasonable period of time or at commercially reasonable rates. Regulatory requirements applicable to pharmaceutical products tend to make the substitution of suppliers costly and time-consuming. The Company does not have any contracts or agreements with any of its raw material suppliers for its proposed nutraceutical products to provide quantities of raw materials at specific prices. The Company believes there are numerous suppliers of its raw materials for its proposed nutraceutical products. There can be no assurance adequate suppliers will be available or that the lack of such contracts or agreements will not have a material adverse impact on the business and operations of the Company. The unavailability of adequate commercial quantities, the inability to develop alternative sources, a reduction or interruption in supply or a significant increase in the price of materials could have a material adverse effect on the Company’s ability to manufacture and market its proposed products.

Product Liability; Availability of Insurance

The design, development and manufacture of the Company’s proposed products involve an inherent risk of product liability claims and associated adverse publicity. The Company obtained clinical trial product liability insurance for its Panavir® Phase I human clinical trial and intends to obtain insurance for future clinical trials of Panavir®, Vantox®, and other potential products under development, and for potential product liability associated with the commercial sale of the Company’s proposed products. There can be no assurance the Company will be able to obtain or maintain insurance for any of its clinical trials or proposed commercial products. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms or at all. The Company will also be exposed to product liability claims in the event that, among other things, the use of its proposed nutraceutical products result in injury.

Hazardous Material; Environmental Matters

The Company, at present, contracts with outside vendors for manufacture of its proposed products. However, the Company’s research and development processes at times involve the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. In addition, various of such materials, chemicals, viruses and compounds may be used by the Company in the future to the extent Vyrex undertakes to perform its own manufacturing. To the extent certain such materials, chemicals, viruses and compounds are or will be used by the Company, Vyrex will be subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of certain materials and waste products. Although the Company believes its safety procedures for handling and disposing of materials would comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result, and any such liability could exceed the resources of the Company. There can be no assurance the Company will not be required to incur significant costs to comply with environmental laws and regulations in the future, or that the operations, business or assets of the Company will not be affected adversely or materially by current or future environmental laws or regulations.

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

Uncertainty of Health Care Reimbursement

Vyrex’s ability to commercialize its proposed products successfully may depend in part on the extent to which reimbursement for the cost of such proposed products and related treatment will be available from government health administration authorities, private health insurers and other organizations. Third-party payers are increasingly challenging the price of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance adequate third-party coverage will be available to enable Vyrex to maintain price levels sufficient to realize an appropriate return on its investment in product development.

Forward-Looking Statements

Prospective investors are cautioned that the statements in this Prospectus that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified under “Risk Factors” and elsewhere in this report or documents incorporated by reference herein.

Item 2.    PROPERTIES

Vyrex Corporation rents an 800 square foot administrative facility located in La Jolla, California and off site file storage units. Current monthly rental on all facilities is approximately $1,200.

Item 3.    LEGAL PROCEEDINGS

None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock began trading on the Over-The-Counter Bulletin Board on October 22 1998 under the symbol “VYRX”. The over-the-counter market quotations provided reflect inter-dealer prices, without retail mark-ups, mark-down or commission and may not represent actual transactions. The following table sets forth the range of high and low sales prices for the Common Stock on the Nasdaq Small Capitalization Market for the periods indicated:

		High	Low
January 1, 2000	March 30, 2000	$2.1562	$0.0938
April 1, 2000	June 30, 2000	$1.3438	$0.2812
July 1, 2000	September 30, 2000	$1.5312	$0.8125
October 1, 2000	December 31, 2000	$0.875	$0.375
January 1, 2001	March 31, 2001	$0.875	$0.4375
April 1, 2001	June 30, 2001	$0.80	$0.37
July 1, 2001	September 30, 2001	$0.45	$0.19
October 1, 2001	December 31, 2001	$0.35	$0.20

As of March 15, 2002, the Company’s Common Stock was held by approximately 600 stockholders of record. The Company has never paid cash dividends and does not anticipate paying any cash dividends in the foreseeable future.

Item 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein

Overview

Since its inception in January 1991, the Company has devoted substantially all of its efforts and resources to research and development related to the study of biological oxidation and antioxidation directed to the development of potential therapeutic products for the treatment of various diseases and conditions. Currently the Company’s research focuses mainly on targeted antioxidant therapeutics and nutraceuticals. The Company is a development stage company, has never generated any substantial revenue from product sales and has relied primarily on equity financing, licensing revenues, and various debt instruments for its working capital. The Company has been unprofitable since its inception.

With the ever increasing difficulty of biotechnology companies being able to raise funds in the capital markets, the Company has and is continuing to seek collaborative partners to license its existing technology with a view to raising funding. In addition the Company’s short term strategy will be to continue efforts to commercialize existing technology and to selectively defer research and development activity until such time as the Company has adequate operating funds. During 2001 the Company continued to reduce operating expenses. The net loss for 2001 amounted to $202,000 compared to $335,000 in 2000. As of December 31, 2001 the Company’s accumulated deficit was approximately $13,239,000.

The Company’s business is subject to significant risks, including the risks inherent in its research and development efforts, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and competition from other biotechnology companies. See “Risk Factors.”

Results of Operations

Years ended December 31, 2001 and 2000

The Company started earning royalty income in 1999 from the sale of four nutritional formulations by the Retired Persons Services, Inc. (“RPS”). Royalty income decreased $25,000 to $2,000 in 2001 compared to $27,000 in 2000. The Company was entitled to a royalty of 15% on the sale of these formulations. The Company was notified in September 2000, that RPS was relinquishing their exclusive rights to the products and discontinuing the product line. The Company continued to receive royalties on these sales until May 2001 when the inventory was depleted. Although the Company has the rights to market the formulas to other marketers, there is no assurance that can be accomplished.

The Company’s patent for Metallic Oligopeptide complexes was issued in June 2000. The patent deals with a novel chromium complex, chromium carnosinate, which the Company believes is superior to the other forms of chromium supplements currently on the market. This patent, coupled with the Company’s boron patent, provided the Company the opportunity in August 2000, to enter into a license agreement with the Futureceutical division of Van Drunen Farms to manufacture and market these patented and trademarked nutraceutical compounds. An initial licensing fee of $25,000 was received in 2000. The Company is to receive supplemental license issue fees of $75,000 upon attaining $75,000 in initial sales of licensed products. The licensee shall owe the Company a total gross royalty of 30% of gross revenue from the sale of licensed products. Of the 30% gross royalty, licensee shall credit and allocate 5% to further research and development of the products and pay the remaining 25% to the Company. The boron compound was launched in the 3rd quarter of 2001. The Company earned $10,000 in license fees during 2001 compared to a license fee of $25,000 in 2000. This $10,000 license fee is a partial payment against the supplemental license issue fee of $75,000. Futureceuticals has funded and will continue to fund additional studies to enhance the marketability of these products. A human clinical trial was conducted in Yugoslavia, in the last quarter of 2001, on patients with mild to severe stages of osteoarthritis, using accepted criteria to measure the affect of our form of boron on pain, swelling, stiffness and the ability to tolerate the product. The results reflect improvement in 78.7% of the patients with mild to moderate osteoarthritis treated with 4mg of boron daily and an improvement in 59% of the patients with severe osteoarthritis when given 8mg of boron daily. A human clinical study is being conducted at the University of Belgrade in Yugoslavia measuring the affect of our chromium carnosinate on glucose levels, triglycerides and other lipids will be completed and the results announced during the 1st quarter of 2002. There can be no assurance that a significant market will develop for the products or that any products will continue to be sold or will produce any revenue for the Company.

Since January 2001, the Company’s major activities consisted of reducing overhead and debt, and seeking licensing opportunities for its intellectual properties and joint ventures to market its nutraceutical products and initiate the research necessary to take its drug candidates forward into clinical trials. To supplement its existing resources, the Company will require additional capital from the sale of debt or equity. There can be no assurance that such capital will be available on favorable terms, or at all, and if additional funds are raised by issuing equity securities, dilution to existing shareholders is likely to result.

Research and development expenses decreased $13,000 to $6,000 in 2001 compared to $19,000 in 2000. The decrease in research and development expenses is attributed to the fact that there were no purchased services and the annual Boron license fee was waived. This waiver was in consideration of receiving lab equipment as payment for two years of license fees. Expenses were limited to general office expenses.

Marketing and selling expenses decreased $1,000 to $4,000 in 2001 compared to $5,000 in 2000. General and administrative expenses decreased $153,000 to $195,000 in 2001 compared to $348,000 in 2000. Expenses were limited to consulting fees, maintenance of patents, and general office expenses such as rent, accounting services, telephone expenses, utility expenses and postage.

Net loss decreased $133,000 to $202,000 during 2001 compared to $335,000 in 2000. Basic and diluted loss per share decreased $0.02 to $0.02 during 2001 compared to $0.04 in 2000. The lower net loss per common share is principally due to the decrease in the net loss.

Liquidity and Capital Resources

The Company has financed its operations since inception through the sale of debt and equity securities. As of December 31, 2001, the Company had a working capital deficit of $157,000 compared to a working capital deficit of $37,000 at December 31, 2000. The deficit in working capital is the result of the Company’s operating loss.

For the twelve months ended December 31, 2001, the Company used $174,000 of cash in operating activities, compared to $213,000 during 2000. The decrease in cash usage was primarily related to decrease in consulting fees and general operating expenses. Salaries to administrative and science staff have been deferred until such time as the Company has the funds to fund the payroll. As of December 31, 2001, accrued payroll amounted to approximately $180,000.

While the Company may have revenues during 2002, it is not anticipated that they will be significant and therefore without additional financing it is uncertain whether the Company can continue as a going concern. The Company is actively pursuing collaborations with potential partners in both the pharmaceutical and nutraceutical divisions with the objective of raising financing to enable the Company to continue operations. The Company does not currently have any commitments for financing. On March 22, 1999, the Company obtained a loan for $100,000 at 10% interest. The loan was originally due and payable on March 22, 2000, and is collateralized by the general assets of the Company with applicable provisions of the Uniform Commercial Code. The principal amount of the loan was increased in August of 1999 to $160,000. The loan was renegotiated to provide that the interest only on the $100,000 was due and payable on March 22, 2000, and interest only on the $60,000 was due and payable on August 17, 2000. The March 22, 2000 and August 17, 2000 interest payments were paid within the prescribed terms. The remaining principal balance plus 8% annual interest was extended one year and was due and payable on March 22, and August 17, of 2001. In January 2001, the Company agreed with the holder of the two promissory notes to extend the maturity of such notes to March 22, 2002. Interest on the $100,000 note in the amount of $8,000 was due and payable on March 22, 2001, and interest on the $60,000 note in the amount of $4,800 was due and payable on August 17, 2001. The March 22, 2001 and August 17, 2001 interest payments were paid within the prescribed terms. All principal and accrued and unpaid interest at the rate of 8% per annum on each note will be due and payable on March 22, 2002. In consideration of such extension the Company issued the debt holder an option exercisable for two years to purchase 50,000 shares of Common Stock at a price of $0.50 per share. Furthermore, the Company amended the $60,000 note to make it convertible at any time prior to maturity into 100,000 shares of Common Stock at a price of $0.60 per share in increments of not less than 20,000 shares. The Company does not have any revenue to service the debt, and must obtain additional financing to pay the principal and interest on this debt when due. It is anticipated that the $455,000 raised in 2000 will enable the Company to continue operating through the 2nd quarter of 2002, provided the note and interest payable on March 22, 2002 can be extended. Additional funds will have to be raised by that time to enable the Company to continue operations. The Company does not have any lease or other commitments. The Company does not have an existing bank line of credit or other form of revolving or renewable credit facility. There can be no assurance the Company will generate revenue during 2002, or that funds will be available through the public or private markets.

Plan of Operation

As a result of the human clinical trials completed on our nutraceutical products in 2001, the Company anticipates revenues will be generated from the commercialization of these products in 2002. Based on license agreements additional clinical trials on certain of the Company’s key products are scheduled to commence in 2002. In addition to working with our existing partners to expedite the development of these products toward commercialization the Company will continue to focus its efforts and resources on developing new strategic relationships concerning the development, manufacturing and marketing of additional antioxidant pharmaceutical compounds and nutraceuticals.

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

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None

PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS. COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by Item 9 of Form 10-K SB is incorporated by reference to the information contained in the section captioned “Election of Directors” and “Compliance with Section 16(a) of the Exchange Act” in the Registrants definitive proxy statement for the Annual Meeting of Shareholders (“Proxy Statement”) to be filed with the Commission on or before April 30, 2002.

Item 10.    EXECUTIVE COMPENSATION.

The information required by Item 10 of Form 10-K SB is incorporated by reference to the information contained in the section captioned “Executive Compensation” in the Proxy Statement to be filed with the Commission on or before April 30, 2002.

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by Item 11 of Form 10-K SB is incorporated by reference to the information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement to be filed with the Commission on or before April 30, 2002.

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 12 of Form 10-K SB is incorporated by reference to the information contained in the section captioned “Certain Relationships and Related Transactions” in the Proxy Statement to be filed with the Commission on or before April 30, 2002.

Item 13.    EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit 23.1: Consent of J. H. Cohn LLP, Independent Public Accountants.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VY	REX CORPORATION
Re	gistrant

By:	/s/ G. DALE GARLOW
G. Dale Garlow
Chief Executive Officer,

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SHELDON S. HENDLER	Director	March 29, 2002

/s/ G. DALE GARLOW	Director	March 29, 2002

/s/ RICHARD G. MCKEE, JR.	Director	March 29, 2002

/s/ LORI A. ROBINSON	Director	March 29, 2002

/s/ TOM K. LARSON, JR.	Director	March 29, 2002

VYREX CORPORATION

Annual Report on Form 10-KSB
Year Ended December 31, 2001

Exhibit Index

Exhibit Number	Description

3.1	Bylaws*(1)

23.1	Consent of Independent Accountants

*	Previously Filed

VYREX CORPORATION
(a development stage enterprise)

INDEX TO FINANCIAL STATEMENTS

Page
Report of J.H. Cohn LLP, Independent Public Accountants	F-2
Balance Sheets	F-3
Statements of Operations	F-4
Statements of Stockholders’ Deficiency	F-5-6
Statements of Cash Flows	F-7
Notes to Financial Statements	F-8-17

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Vyrex Corporation

We have audited the accompanying balance sheets of VYREX CORPORATION (a development stage enterprise) as of December 31, 2001 and 2000, and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended, and for the period from January 2, 1991 (date of inception) through December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the years ended December 31, 1998, 1997 and 1996, were audited by other auditors whose reports dated March 15, 1999 (except as to Note 10 to the 1998 financial statements for which the date was March 29, 1999) and February 12, 1998, expressed an unqualified opinion and included an explanatory paragraph discussing uncertainty regarding Vyrex Corporation’s ability to continue as a going concern. Total revenues and net losses for the three years ended December 31, 1998, 1997 and 1996 were $1,600 and $8,504,866, respectively. Our opinion on the statements of operations, stockholders’ deficiency and cash flows for the period from January 2, 1991 (inception) through December 31, 2001, insofar as it relates to amounts for the years ended December 31, 1998, 1997 and 1996, is based solely on the report of other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Vyrex Corporation (a development stage enterprise) at December 31, 2001 and 2000, and its results of operations and cash flows for the years then ended and for the period from January 2, 1991 (date of inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses, has a working capital deficiency and a net capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

J.H	. COHN LLP

San Diego, California
February 28, 2002

VYREX CORPORATION
(a development stage enterprise)

BALANCE SHEETS

	December 31
	2001	2000
ASSETS

Current assets:
Cash and cash equivalents	$60,003	$238,817
Prepaid assets	529	—

Total current assets	60,532	238,817
Furniture and equipment, net		14,030

Total assets	$60,532	$252,847

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable and accrued liabilities	$212,577	$264,036
Deferred revenue	—	2,171
Notes payable to related parties	5,000	10,000

Total current liabilities	217,577	276,207
Notes payable	160,000	160,000

Total liabilities	377,577	436,207

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 8,342,867 issued and outstanding in 2001 and 2000	8,343	8,343
Additional paid-in capital	12,913,897	12,845,397
Deficit accumulated during the development stage	(13,239,285)	(13,037,100)

Total stockholders’ deficiency	(317,045)	(183,360)

Total liabilities and stockholders’ deficiency	$60,532	$252,847

See accompanying notes.

VYREX CORPORATION
(a development stage enterprise)

STATEMENTS OF OPERATIONS

	Years ended December 31,		Cumulative from Inception
	2001	2000
Licensing and royalty revenue	$12,170	$51,739	$453,199

Operating expenses:
Research and development	5,595	18,527	6,438,343
Marketing and selling	4,080	5,009	437,182
General and administrative	194,778	347,629	5,843,158

Total operating expenses	204,453	371,165	12,718,683

Loss from operations	(192,283)	(319,426)	(12,265,484)

Other income (expense):
Interest income	4,240	5,925	474,692
(Loss) on disposal of fixed assets	—	(6,376)	(12,605)
Interest expense	(14,142)	(15,610)	(85,988)
Charge from issuance of stock options for bridge financing	—	—	(1,349,900)

Total other income (expense)	(9,902)	(16,061)	(973,801)

Net loss	$(202,185)	$(335,487)	$(13,239,285)

Net loss per share—basic	$(0.02)	$(0.04)	$(1.94)

Shares used in per share computations	8,342,867	8,037,129	6,825,181

See accompanying notes.

VYREX CORPORATION
(a development stage enterprise)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	Common stock		Additional paid-in Capital	Deficit accumulated during the development stage	Total stockholders’ equity (deficiency)
	Shares	Amount
Issuance (at $.002 per share) for acquisition of technology retroactively reduced for 150,000 shares returned and retired on October 1, 1995	3,350,000	$3,350	$3,350	$—	$6,700
Issuance (at $.002 per share) for cash	500,000	500	500		1,000
Issuance (at $1.00 per share) for cash	800,000	800	799,200	—	800,000
Issuance as compensation (at $1.00 per share)	32,500	33	32,467	—	32,500
Issuance (at $2.00 per share) upon conversion of note payable	100,000	100	199,900	—	200,000
Issuance (at $3.00 per share) for cash, net of issuance costs of $4,086	33,000	33	94,881	—	94,914
Net loss	—	—	—	(1,085,932)	(1,085,932)

Balance at December 31, 1993	4,815,500	4,816	1,130,298	(1,085,932)	49,182
Issuance (at $3.00 per share) for cash, net of issuance costs of $21,000	99,000	99	275,901	—	276,000
Issuance (at $3.00 per share) in lieu of finder’s fee	7,000	7	20,993	—	21,000
Issuance (at $3.00 per share) in lieu of finder’s fee	5,000	5	14,995	—	15,000
Issuance (at $3.00 per share) for cash, net of issuance costs of $41,844	24,990	25	33,101	—	33,126
Net loss	—	—	—	(467,683)	(467,683)

Balance at December 31, 1994	4,951,490	4,952	1,475,288	(1,553,615)	(73,375)
Issuance (at $3.00 per share) for cash, net of issuance costs of $46,976	149,940	150	402,694	—	402,844
Issuance (at $3.00 per share) in settlement of account payable	6,041	6	18,117	—	18,123
Issuance (at par value) as compensation for services related to prior issuances of common stock	83,000	83	(83)	—	—
Issuance (at $3.00 per share) as compensation for services related to offering	13,334	13	39,989	—	40,002
Issuance (at $3.00 per underlying share) of options for 450,000 shares as compensation for arranging bridge financing	—	—	1,349,900	—	1,349,900
Net loss	—	—	—	(1,854,584)	(1,854,584)

Balance at December 31, 1995	5,203,805	5,204	3,285,905	(3,408,199)	(117,090)
Proceeds from initial public offering (at $6.50 per unit), net of issuance costs of $1,135,453	1,057,097	1,057	5,734,620	—	5,735,677
Sale of option to purchase 300,000 shares at $3.00 per share	—	—	50,000	—	50,000
Exercise of stock options (at $3.00 per share) for cash	300,000	300	899,700	—	900,000
Conversion of notes payable and related accrued interest (at $3.00 per share)	86,015	86	257,959	—	258,045
Exercise of stock options (at $.00022 per share) for cash	450,000	450	(350)	—	100
Issuance of units as compensation for legal services (at $4.55 per share)	24,292	24	110,505	—	110,529
Net loss	—	—	—	(1,820,614)	(1,820,614)

Balance at December 31, 1996	7,121,209	7,121	10,338,339	(5,228,813)	5,116,647

(Continued)

VYREX CORPORATION
(a development stage enterprise)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY—(Continued)
	Common stock		Additional paid-in capital	Deficit accumulated during the development stage	Total stockholders’ equity (deficiency)
	Shares	Amount
Balance at December 31, 1996	7,121,209	$7,121	$10,338,339	$(5,228,813)	$5,116,647
Exercise of warrants, 200 shares at $8.00 per share	200	—	1,600	—	1,600
Warrants issued in conjunction with debenture offering	—	—	62,220	—	62,220
Net loss	—	—	—	(3,295,840)	(3,295,840)

Balance at December 31, 1997	7,121,409	7,121	10,402,159	(8,524,653)	1,884,627
Issuance of stock as partial consideration for placement of debentures	8,000	8	49,992	—	50,000
Issuance of stock on conversion of debentures	227,222	227	807,414	—	807,641
Issuance of shares upon cashless exercise of stock options	66,824	67	396,513	—	396,580
Issuance of 375,000 stock options for services	—	—	87,000	—	87,000
Net loss	—	—	—	(3,388,412)	(3,388,412)

Balance at December 31, 1998	7,423,455	7,423	11,743,078	(11,913,065)	(162,564)
Issuance (at $.34 per share) for cash	119,412	120	40,480		40,600
Issuance of 47,000 stock options for services			6,580		6,580
Issuance of 250,000 warrants for services			30,500		30,500
Net loss				(788,548)	(788,548)

Balance at December 31, 1999	7,542,867	7,543	11,820,638	(12,701,613)	(873,432)
Forgiveness of compensation			422,559		422,559
Issuance (at $.90 per share) for cash	300,000	300	269,700		270,000
Exercise of stock options (at $.10 per share) for cash	250,000	250	24,750		25,000
Exercise of warrants (at $.10 per share) for cash	100,000	100	9,900		10,000
Issuance (at $1.00 per share) for cash	150,000	150	149,850		150,000
Reduction of exercise price for options and warrants			148,000		148,000
Net loss				(335,487)	(335,487)

Balance at December 31, 2000	8,342,867	8,343	12,845,397	(13,037,100)	(183,360)
Issuance of 50,000 stock options for services			18,500		18,500
Issuance of 200,000 warrants for services			50,000		50,000
Net loss				(202,185)	(202,185)

Balance at December 31, 2001	8,342,867	$8,343	$12,913,897	$(13,239,285)	$(317,045)

See accompanying notes.

VYREX CORPORATION
(a development stage enterprise)

STATEMENTS OF CASH FLOWS

	Years ended December 31,		Cumulative from Inception
	2001	2000
Operating activities
Net loss	$(202,185)	$(335,487)	$(13,239,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment charges	12,971	21,185	336,329
Interest receivable	—	—	3,506
(Gain) loss on disposal of fixed assets	1,059	6,376	13,664
Issuance of compensatory notes, stock, stock options and warrants	68,500	148,000	2,298,212
Changes in operating assets and liabilities:
Other assets	(529)	—	99,471
Accounts payable and accrued liabilities	(51,459)	(26,588)	635,140
Deferred revenue	(2,171)	(26,739)	(100,000)
Accrued interest on convertible debentures	—	—	9,041

Net cash used in operating activities	(173,814)	(213,253)	(9,943,922)

Investing activities
Purchase of short-term investments	—	—	(8,440,442)
Sale of short-term investments	—	—	8,467,931
Purchases of furniture and equipment	—	—	(209,595)
Proceeds on sale of fixed assets	—	—	10,000
Patent, trademark and copyrights costs	—	—	(133,519)
Other assets, including notes receivable from related parties	—	—	(4,202)

Net cash provided by (used in) investing activities	—	—	(309,827)

Financing activities
Net proceeds from issuance of common stock	—	420,000	7,889,808
Exercise of stock options and sale of options	—	25,000	975,100
Exercise of warrants	—	10,000	10,000
Proceeds (repayments) of/from short-term loan	—	(6,114)	867,730
Proceeds from note payable	—	15,000	591,114
Repayment of note payable	(5,000)	(15,000)	(20,000)
Advances from potential investors	—	—	100,000
Repayment of advances	—	—	(100,000)

Net cash provided by (used in) financing activities	(5,000)	448,886	10,313,752

Net increase (decrease) in cash and cash equivalents	(178,814)	235,633	60,003
Cash and cash equivalents, beginning of the period	238,817	3,184

Cash and cash equivalents, end of the period	$60,003	$238,817	$60,003

Supplemental cash flow information
Conversion of notes payable and related accrued interest			$258,045

Issuance of stock as consideration for conversion of debentures			$857,641

Issuance of stock upon cashless exercise of stock options			$396,580

Warrants issued in connection with convertible debentures			$62,220

Forgiveness of debt		$422,559	$422,559

See accompanying notes.

VYREX CORPORATION
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

1.    Basis of Presentation and the Company

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of Vyrex Corporation (the “Company”) as a going concern and the realization of the Company’s assets and the satisfaction of its liabilities in the normal course of business. As of December 31, 2001, the Company has an accumulated deficit of $13,239,285, a stockholders’ deficiency of $317,045 and negative working capital of $157,045. Due to the Company’s recurring losses and stockholders’ deficiency, there can be no assurance that the Company will be able to obtain additional operating capital, which may impact the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company is seeking collaborative or other arrangements with larger pharmaceutical and nutraceutical companies, under which such companies would provide additional capital to the Company in exchange for exclusive or non-exclusive licenses or other rights to certain of the technologies and products the Company is developing. Competition for corporate partnering arrangements with major pharmaceutical and nutraceutical companies is intense, with a large number of biopharmaceutical companies attempting to arrive at such arrangements. Accordingly, there can be no assurance that an agreement will be reached in a timely manner, or at all, or that any agreement that may be reached will successfully reduce the Company’s short-term or long-term funding requirements.

The Company’s major activities through December 31, 2001 have been limited to out-sourcing research and development related to its proposed products and raising funds for such activities. These activities have not generated any significant revenues; accordingly, the Company has been in the development stage since its inception. Successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenue adequate to support the Company’s cost structure. There can be no assurance that the Company will be successful in these areas. To supplement its existing resources, the Company will require additional capital through the sale of debt or equity. There can be no assurance that such capital will be available on favorable terms, or at all, and if additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.

The Company

The Company was incorporated on January 2, 1991 in the State of Nevada. The Company’s operations focus primarily on the discovery and development of biopharmaceuticals for the treatment and prevention of various disorders including AIDS, respiratory diseases, cancer and aging and it is involved in various stages of the investigation and development of several potential therapeutic products. The Company is using contractors for manufacturing and testing of the products it is developing and is seeking strategic partners to market and distribute them. Management expects the Company to continue to use contractors and strategic partners until such time, if ever, that it has sufficient resources to conduct such activities on its own.

VYREX CORPORATION
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS—(Continued)

2.    Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consists of cash and highly-liquid U.S. Government securities with original maturities of three months or less.

Furniture and Equipment

Furniture and equipment are stated at cost. Depreciation was provided using the straight- line method over the estimated useful lives of the assets which ranged from 3 to 5 years. At the present time all assets are fully depreciated.

Stock Options

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), establishes the use of the fair value based method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of stock-based compensation determined as of the grant date, and is recognized over the periods in which the related services are rendered. SFAS 123 also permits companies to elect to continue using the intrinsic value accounting method specified in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) to account for stock-based compensation. The Company has elected to retain the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation to employees and directors of the Company.

Options granted to consultants are valued based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable, and expensed over the term of the consulting agreement.

Net Loss Per Share

Net loss per share is computed using the weighted-average number of common shares outstanding during the periods presented. Diluted earnings per share has not been presented because the assumed exercise of the Company’s outstanding options and warrants would have been antidilutive. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

VYREX CORPORATION
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS—(Continued)

3.    Furniture and Equipment

Furniture and equipment consist of the following:

	December 31,
	2001	2000
Office furniture and equipment	$46,166	$116,188
Laboratory equipment	3,058	44,520

	49,224	160,708
Less accumulated depreciation	49,224	146,678

Totals	$—	$14,030

Depreciation expense was $12,971, $21,185 and $185,931 for the years ended December 31, 2001 and 2000, and the period from January 2, 1991 (date of inception) through December 31, 2001, respectively.

4.    Related Party Transactions

Note Payable

The Company has an outstanding note payable to a related party totaling $5,000 at December 31, 2001. The note is unsecured, bears interest at an annual rate of 10% and has a maturity date of June 2, 2002.

5.    Warrants

Activity with respect to warrants for the purchase of the Company’s common stock is summarized as follows:

	Warrants Outstanding	Exercise Price	Weighted Average Exercise Price
Balance at January 1, 2000	1,406,701	$0.25–$8.00
Issued	250,000	$0.10	$0.10
Exercised	(100,000)	$0.10	$0.10
Cancelled or expired	(1,406,701)	$0.25–$8.00	$6.65

Balance at December 31, 2000	150,000	$0.10	$0.10
Issued	200,000	$0.30	$0.30

Balance at December 31, 2001	350,000	$0.10–$0.30	$0.21

The warrants outstanding at December 31, 2001 will expire on August 16, 2002 and November 18, 2004, respectively.

6.    License and Collaboration Agreements

On October 7, 1997, the Company entered into an agreement with Retired Persons Services, Inc. (“RPS”), the entity which administers the AARP Pharmacy Service (“AARP”). The agreement called for the Company to provide dietary supplement products. The Company designed and contract manufactured pilot batches of the products and initiated safety and stability studies. RPS manufactures the final product and pays the Company a royalty based on sales. The Company received a $100,000 advance on future royalties in 1998. The Company

VYREX CORPORATION
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS—(Continued)

recognized approximately $2,000 of the deferred revenue attributed to royalties earned on sales by AARP in 2001 and approximately $27,000 in 2000. The Company was notified in September 2000, that RPS was relinquishing their exclusive rights to the products and discontinuing the product line. The Company was to continue to receive royalties on sales until the inventory was depleted. The inventory was depleted in May 2001 and no further royalties will be received from RPS.

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

On August 29, 2000, the Company entered into a license agreement with VDF Futureceuticals, Inc. (“VDF”). The agreement calls for the licensee to manufacture certain chromium and boron compounds and/or complexes, including method and know-how, which compounds and/or complexes are covered by U.S. patents. The Company received $25,000, after signing this agreement and the licensee shall pay the Company $75,000 upon attaining $75,000 in initial sales of the licensed products. VDF shall also owe the Company a total gross royalty of 30% of gross revenue derived from the sale of licensed products. The Company received an additional $10,000 license fee after the boron compound was launched in the 3rd quarter of 2001.

To assist in the further development of Vyrex’s proprietary compound Panavir®, the Company entered into a Collaroration Agreement with Biological Business Creativity, LLC (“BBC”). In November 2001, BBC was issued a warrant to purchase an aggregate of 200,000 shares of common stock at a price of $0.30 per share exercisable until November 18, 2004 and was granted a license to certain claims of Vyrex’s United States Patent Number 4,985,465, Method for Inhibiting Viral and Retroviral Infections dated January 15, 1991. BBC will pay royalties to Vyrex equal to (a) 25% if the gross margin for those products sold by BBC and (b) 25% of the gross revenues for the technology or products (sub) licensed to third parties.

7.    Concentration of Credit Risk

The Company maintains its cash and cash equivalent balances primarily in one financial institution.

8.    Income Taxes

At December 31, 2001, the Company had net operating loss carryforwards available to reduce future taxable income, if any, of approximately $15,926,000 and $14,276,000 for Federal and California income tax purposes, respectively. The Federal net operating loss begins to expire in 2006. California net operating losses begin to expire in 2002. The difference between the Federal and California tax loss carryforwards is primarily related to the expiration of California loss carryforwards. At December 31, 2001, the Company also had research and development credit carryforwards of approximately $486,000 and $162,000 for Federal and state income tax reporting purposes, respectively. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three year period.

VYREX CORPORATION
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes (the loss and tax credit carryforwards described above) give rise to the Company’s deferred income taxes. The components of the Company’s deferred tax assets as of December 31, 2001 and 2000 are as follows:

	2001	2000
Net operating loss carryforwards	$6,677,000	$6,567,000
Research and development credit carryforwards	648,000	648,000
Other	183,000	115,000

	7,508,000	7,330,000
Valuation allowance	(7,508,000)	(7,330,000)

	$—	$—

A valuation allowance has been recorded against the deferred tax assets as the ultimate realization of these assets is considered unlikely.

9.    Stock Option Plan

The Company’s 1993 Stock Option Plan (the “Plan”) was adopted by the Board of Directors in February 1994. Pursuant to the Plan, the Company may grant both incentive stock options and nonqualified stock options. Incentive stock options may be granted only to employees, while consultants, employees, officers and directors are eligible for the grant of nonqualified options. The total number of shares of common stock of the Company reserved and available for grant under the Plan is 3,875,000 shares.

The maximum term of stock options granted under the Plan is ten years, but if the optionee at the time of the grant has voting power over more than 10% of the Company’s outstanding capital stock, the maximum term is five years. The exercise price of incentive stock options granted under the Plan must be at least equal to the fair market value of such shares on the date of grant. The exercise price of nonqualified stock options granted under the Plan must be at least 85%, or 110% with respect to holders of 10% of the voting power of the Company’s outstanding capital stock, of the fair market value of the stock subject to the option on the date of the grant.

During 2001, the stockholders approved a 1,000,000 stock option increase to the Company’s 1993 Stock Option Plan. During 2001, the Company granted options to acquire 665,000 shares of common stock to consultants and employees of the Company with an exercise price ranging from $.37 to $.50. The options granted are fully vested and expire between 2003 and 2011.

VYREX CORPORATION
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Activity with respect to the stock option plan is summarized as follows:

	Stock Options Outstanding	Option Exercise Price	Weighted-Average Exercise Price
Balance at December 31, 1999	2,323,259	$0.41–$7.50	$3.16
Granted	550,000	$0.10–$0.37	$0.27
Exercised	(250,000)	$0.10	$0.10
Canceled	(443,000)	$3.00–$5.63	$3.74

Balance at December 31, 2000	2,180,259
Granted	665,000	$0.37–$0.50	$0.39
Canceled	(75,000)	$3.00	$3.00

Balance at December 31, 2001	2,770,259

Shares available for grant at December 31, 2001	1,104,741

Following is a further breakdown of the options outstanding as of December 31, 2001:

Range of Exercise Prices	Outstanding Options	Weighted-Average Remaining Life in Years	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price of Options Exercisable
$0.10–$0.56	1,832,000	7.28	$0.39	1,352,375	$0.40
$3.00	398,668	5.37	3.00	340,335	3.00
$5.75–$7.50	539,591	4.04	5.96	531,257	5.96

	2,770,259	6.37	1.85	2,223,967	2.13

The Company has elected to follow APB 25 for options granted to employees. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.04% and 6.3%, dividend yield of 0%; the volatility factor of the expected market price of the Company’s common stock of 153% and 242% in 2001 and 2000, respectively, and a weighted-average expected life of the options of 48 months in 2001 and 2000.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	2001	2000
Pro forma net loss	$(742,000)	$(655,000)
Pro forma net loss per share	$(0.09)	$(0.08)

The weighted-average fair value of options granted in 2001 and 2000 was $0.34 and $0.27, respectively.

VYREX CORPORATION
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS—(Continued)

10.    Notes Payable

At December 31, 2001 and 2000, the Company has outstanding notes payable with an aggregate principal balance of $160,000 which bear interest at an annual rate of 8%. Accrued interest of approximately $8,000 at December 31, 2001 is included in accounts payable and accrued expenses in the accompanying 2001 balance sheet. These notes have a maturity date of March 22, 2002, and are collateralized by substantially all of the Company’s assets. One note for $60,000 contains an option to convert into 100,000 shares of common stock at a price of $0.60 per share exercisable until the due date of March 22, 2002. In connection with the extension of the maturity of this debt, the Company granted the noteholder an option to purchase 50,000 shares of common stock at a price of $.50 per share. The option will expire two years from the date of grant.

On March 5, 2002, the noteholder agreed to extend the principal balance which bears interest at an annual rate of 8% for a period of one year making it due and payable on March 22, 2003. In consideration of the extension, the option to purchase 50,000 shares at $0.50 per share and the option to convert the $60,000 portion of the note into 100,000 shares of Vyrex common stock at a purchase price of $0.60 have been increased by one year respectively. In the event of prepayment of the note, the noteholder will retain the right to purchase 100,000 shares at $0.60 per share until March 22, 2003. The interest portion of the note due and payable on March 22, 2002 will be paid per the agreement.

11.    Contingencies

Due to cash constraints, the Company has been unable to remain current in the payment of insurance premiums. As a result, no insurance coverage is in effect for the Company at December 31, 2001.