Form 10QSB
period 2002-03-30
VYREX CORP
filed 2002-05-14
CIK 933972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number : 000-27866

VYREX CORPORATION
(Name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0271109 (IRS Employer Identification No.)

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

As of March 31, 2002, there are 8,492,867 shares of common stock outstanding and warrants to purchase 200,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

Vyrex Corporation

PART I Financial Information

Item 1.  Financial Statements

Vyrex Corporation

(a development stage enterprise)
Condensed Balance Sheets

	Mar 31, 2002	Dec 31, 2001
	Unaudited	(Note 1)
Assets
Cash	$43,567	$60,003
Prepaid assets	529	529

Total assets	$44,096	$60,532

Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable and accrued liabilities	$214,929	$212,577
Notes payable to related parties	5,000	5,000
Notes payable	160,000

Total current liabilities	379,929	217,577
Notes payable		160,000

Total liabilities	379,929	377,577

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 8,492,867 and 8,342,867 issued and outstanding	8,493	8,343
Additional paid-in capital	12,930,747	12,913,897
Deficit accumulated during the development stage	(13,275,073)	(13,239,285)

Total stockholders’ deficiency	(335,833)	(317,045)

Total liabilities and stockholders’ deficiency	$44,096	$60,532

See accompanying notes.

Vyrex Corporation
(a development stage enterprise)

Condensed Statements of Operations
(Unaudited)

	Three Months ended		Cumulative from Inception
	Mar 31, 2002	Mar 31, 2001
Licensing and royalty revenue	$5,000	$724	$458,199

Operating expenses:
Research and development	1,243	(39,122)	6,439,586
Marketing and selling	258	822	437,440
General and administrative	36,185	57,384	5,879,343

Total operating expenses	37,686	19,084	12,756,369

Loss from operations	(32,686)	(18,360)	(12,298,170)

Other income (expense):
Interest income	177	1,834	474,869
Loss on disposal of fixed assets			(12,605)
Interest expense	(3,279)	(3,403)	(89,267)
Charge from issuance of stock options for bridge financing			(1,349,900)

Total other income (expense)	(3,102)	(1,569)	(976,903)

Net loss	$(35,788)	$(19,929)	$(13,275,073)

Net loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding	8,387,867	8,342,867

See accompanying notes.

Vyrex Corporation

(a development stage enterprise)
Condensed Statements of Cash Flows

	Three Months ended		Cumulative From Inception
	Mar 31, 2002	Mar 31, 2001
	(Unaudited)
Operating activities
Net loss	$(35,788)	$(19,929)	$(13,275,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment charges		4,892	336,329
Interest receivable			3,506
Loss on disposal of fixed assets			13,664
Issuance of compensatory notes, stock, stock options and warrants	2,000		2,300,212
Changes in operating assets and liabilities:
Other assets			99,471
Accounts payable and accrued liabilities	2,352	(31,233)	637,492
Deferred revenue		(724)	(100,000)
Accrued interest on convertible debentures			9,041

Net cash used in operating activities	(31,436)	(46,994)	(9,975,358)

Investing activities
Purchase of short-term investments			(8,440,442)
Sale of short-term investments			8,467,931
Purchases of furniture and equipment			(209,595)
Proceeds on sale of fixed assets			10,000
Patent, trademark and copyrights costs			(133,519)
Other assets, including notes receivable from related parties			(4,202)

Net cash used in investing activities			(309,827)

Financing activities
Net proceeds from issuance of common stock			7,889,808
Exercise of stock options and sale of options			975,100
Exercise of warrants	15,000		25,000
Proceeds from short-term loan			867,730
Proceeds from note payable			591,114
Repayment of note payable			(20,000)
Advances from potential investors			100,000
Repayment of advances			(100,000)

Net cash provided by financing activities	15,000		10,328,752

Net increase (decrease) in cash and cash equivalents	(16,436)	(46,994)	43,567
Cash, beginning of period	60,003	238,817	—

Cash, end of period	$43,567	$191,823	$43,567

See accompanying notes.

Vyrex Corporation
(A Development Stage Enterprise)

Notes To Condensed Financial Statements
(Unaudited)

(1)  Basis of Presentation

The accompanying condensed financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America for interim financial information. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of the Company’s management, the unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of the financial position as of March 31, 2002, and its results of operations and cash flows for the three month periods ended March 31, 2002 and 2001. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and notes thereto included in Vyrex’s Form 10-KSB for the year ended December 31, 2001.

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. As of March 31, 2002, the Company had an accumulated deficit of $13,275,073, a net capital deficiency of $335,833 and negative working capital of $335,833. Due to the Company’s recurring losses and net capital deficiency, there can be no assurance that the Company will be able to obtain additional operating capital, which may impact the Company’s ability to continue as a going concern. The accompanying condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company continues to seek additional collaborative or other arrangements with larger pharmaceutical and nutraceutical companies, under which such companies would provide additional capital to the Company in exchange for exclusive or non-exclusive licenses or other rights to certain of the technologies and products the Company is developing. Competition for corporate partnering arrangements with major pharmaceutical and nutraceutical companies is intense, with a large number of biopharmaceutical companies attempting to arrive at such arrangements. Accordingly, there can be no assurance that an agreement will arise in a timely manner, or at all, or that any agreement that may arise will successfully reduce the Company’s short-term or long-term funding requirements.

The Company’s major activities through March 31, 2002 have been limited to raising funds for conducting research and development on its proposed products. These activities have not generated any significant revenues; accordingly, the Company has been in the development stage since its inception. Successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenue adequate to support the Company’s cost structure. There can be no assurance that the Company will be successful in these areas. To supplement its existing resources, the Company will require additional capital through the sale of debt or equity. There can be no assurance that such capital will be available on favorable terms, or at all, and if additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.

(2)  Common stock

During the three month period ended March 31, 2002, the Company sold 150,000 shares of common stock upon the exercise of warrants for $15,000.

(3)  Notes Payable

At March 31, 2002, the Company has outstanding notes payable with an aggregate principal balance of $160,000 which had a maturity date of March 22, 2002. During the first quarter of 2002, the Company extended the due date of this note until March 22, 2003. In connection with the extension of the maturity of this debt, the Company modified the option to purchase 50,000 shares of common stock by extending the expiration date from January 4, 2003 to March 5, 2004. The fair value of the new option in excess of the value of the prior option at the date of amendment of $2,000 has been charged to general and administrative expenses in the accompanying 2002 condensed statement of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. This report should be read in conjunction with the Company’s annual report on Form 10-KSB for the year ended December 31, 2001.

Results of Operations

Three months ended March 31, 2002 and March 31, 2001

The Company earned $5,000 in license fee income for our boron compound from the FutureCeutical division of Van Drunen Farms. An initial licensing fee of $25,000 was received in 2000. The Company is to receive supplemental license issue fees of $75,000 upon attaining $75,000 in initial sales of licensed products. The boron compound was launched in the 3rd quarter of 2001 and the Company earned $10,000 in license fees during 2001. To date the Company has received a total of $15,000 of the supplemental license issue fee of $75,000.

Research and development expenses increased $40,000 to a balance of $1,000 in the three months ended March 31, 2002 compared to a credit balance of $39,000 in the same period of 2001. The credit balance in 2001 was due to the reversal of a previously accrued, but contested purchased service liability of $40,000.

General and administrative expenses decreased $21,000 to $36,000 in the current period, compared to $57,000 for the same period in 2001. First quarter expenses were limited to maintenance of patents and general office expenses such as accounting fees, utility expenses, telephone expenses, rent and postage.

Net loss increased $16,000 to $36,000, compared to $20,000 for the same period during 2001. Basic and diluted loss per share remained the same at $0.00 in the three months ended March 31, 2002 and 2001.

The Company was awarded U.S. Patent Number 6,362,234 on March 26, 2002 from the United States Patent and Trademark Office for all claims of its U.S. patent application for Water-Soluble Prodrugs of Propofol for the Treatment of Migraine. Although the Company believes the indications of their water-soluble prodrug of propofol for the treatment of this frequently disabling condition is promising, there is no assurance the Company will be successful in funding further development and commercialization of this compound.

Liquidity and Capital Resources

The Company has financed its operations since inception solely through the sales of debt and equity securities. As of March 31, 2002, the Company had negative working capital of $336,000. Net cash used in operating activities during the three months ended March 31, 2002 was $31,000, compared to $47,000 for the same period during 2001.

There can be no assurance that any further revenues will be realized in 2002 or that they will be significant and therefore without additional financing the Company may be unable to continue as a going concern. The Company is actively pursuing collaborations with potential partners in both the pharmaceutical and nutraceutical divisions with the objective of raising financing to enable the Company to continue operations. To date the Company does not have any commitments for financing. To date the Company has no prospects for merger or acquisition. The Company does not have any lease or other commitments. The Company does not have an existing bank line of credit or other form of revolving or renewable credit facility. There can be no assurance the Company will generate significant revenues during 2002 to continue its operations, or that funds will be available through the public or private markets.

The Company believes that its current cash reserves and other resources will fund the business through June 2002. The Company does not anticipate having significant revenues in the foreseeable future and will likely be required to raise additional funds to continue operations. There can be no assurance that additional funds will be available.

PART II Other Information

Item 1.    Legal Proceedings

Not applicable

Item 2.    Changes in Securities

Not applicable

Item 3.    Defaults upon Senior Securities

Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.    Other Information

Not applicable

Item 6.    Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended March 31, 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYREX CORPORATION Registrant

By:	/s/ G. DALE GARLOW
G. Dale Garlow Chief Executive Officer