Form 10QSB
period 2002-06-30
VYREX CORP
filed 2002-08-13
CIK 933972

United States
Securities and Exchange Commission
Washington D.C. 20549

Form 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2002

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

As of June 30, 2002, there are 8,492,867 shares of common stock outstanding and warrants to purchase 220,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format

Yes ☐         No ☒

Vyrex Corporation
Index to Form 10-QSB

PART I  Financial Information

Item 1.     Financial Statements

Vyrex Corporation
(a development stage enterprise)
Condensed Balance Sheets

	Jun 30, 2002	Dec 31, 2001

Assets	Unaudited	(Note 1)
Cash	$16,750	$60,003
Accounts receivable	5,000
Prepaid assets	529	529

Total assets	$22,279	$60,532

Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable and accrued liabilities	$207,871	$212,577
Notes payable to related parties	5,000	5,000
Notes payable	160,000

Total current liabilities	372,871	217,577
Notes payable		160,000

Total liabilities	372,871	377,577

Commitments and contingencies
Stockholders’ deficiency:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 8,492,867 and 8,342,867 issued and outstanding	8,493	8,343
Additional paid-in capital	12,932,747	12,913,897
Deficit accumulated during the development stage	(13,291,832)	(13,239,285)

Total stockholders’ deficiency	(350,592)	(317,045)

Total liabilities and stockholders’ deficiency	$22,279	$60,532

See accompanying notes.

Vyrex Corporation
(a development stage enterprise)

Condensed Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative From
	2002	2001	2002	2001	Inception

Licensing and royalty revenue	$12,500	$125	$17,500	$849	$470,699

Operating expenses:
Research and development	443	1,921	1,686	(37,201)	6,440,029
Marketing and selling	118	516	376	1,338	437,558
General and administrative	25,462	45,663	61,647	103,047	5,904,805

Total operating expenses	26,023	48,100	63,709	67,184	12,782,392

Loss from operations	(13,523)	(47,975)	(46,209)	(66,335)	(12,311,693)

Other income (expense):
Interest income	80	1,326	257	3,160	474,949
Loss on disposal of fixed assets	—	—	—	—	(12,605)
Interest expense	(3,316)	(4,035)	(6,595)	(7,438)	(92,583)
Charge from issuance of stock options for arranging bridge financing costs	—	—	—	—	(1,349,900)

Total other income (expense)	(3,236)	(2,709)	(6,338)	(4,278)	(980,139)

Net loss	$(16,759)	$(50,684)	$(52,547)	$(70,613)	$(13,291,832)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	8,492,867	8,342,867	8,440,367	8,342,867

See accompanying notes.

Vyrex Corporation
(a development stage enterprise)

Condensed Statements of Cash Flows
(Unaudited)

			Cumulative From Inception
	Six Months ended
	Jun 30, 2002	Jun 30, 2001

Operating activities
Net loss	$(52,547)	$(70,613)	$(13,291,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment charges		8,975	336,329
Interest receivable			3,506
Loss on disposal of fixed assets			13,664
Issuance of compensatory notes, stock, stock options and warrants	4,000		2,302,212
Changes in operating assets and liabilities:
Other assets, accounts receivable	(5,000)		94,471
Accounts payable and accrued liabilities	(4,706)	(43,882)	630,434
Deferred revenue		(849)	(100,000)
Accrued interest on convertible debentures			9,041

Net cash used in operating activities	(58,253)	(106,369)	(10,002,175)

Investing activities
Purchase of short-term investments			(8,440,442)
Sale of short-term investments			8,467,931
Purchases of furniture and equipment			(209,595)
Proceeds on sale of fixed assets			10,000
Patent, trademark and copyrights costs			(133,519)
Other assets, including notes receivable from related parties			(4,202)

Net cash used in investing activities			(309,827)

Financing activities
Net proceeds from issuance of common stock			7,889,808
Exercise of stock options and sale of options			975,100
Exercise of warrants	15,000		25,000
Proceeds from short-term loan			867,730
Proceeds from note payable			591,114
Repayment of note payable		(5,000)	(20,000)
Advances from potential investors			100,000
Repayment of advances			(100,000)

Net cash provided by (used in) financing activities	15,000	(5,000)	10,328,752

Net increase (decrease) in cash	(43,253)	(111,369)	16,750
Cash, beginning of period	60,003	238,817

Cash, end of period	$16,750	$127,448	$16,750

See accompanying notes.

Vyrex Corporation
(A Development Stage Enterprise)

Notes To Condensed Financial Statements
(Unaudited)

(1)  Basis of Presentation

The accompanying condensed financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America for interim financial information. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of the Company’s management, the unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of the financial position as of June 30, 2002, and its results of operations for the three and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and notes thereto included in Vyrex’s Form 10-KSB for the year ended December 31, 2001.

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business.  As of June 30, 2002, the Company had an accumulated deficit of $13,291,832, a net capital deficiency of $350,592 and a working capital deficiency of $350,592.  Due to the Company’s recurring losses and capital deficiency, there can be no assurance that the Company will be able to obtain additional operating capital, which may impact the Company’s ability to continue as a going concern.  The accompanying condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

The Company’s major activities through June 30, 2002 have been limited to raising funds for conducting research and development on its proposed products.  These activities have not generated any significant revenues; accordingly, the Company has been in the development stage since its inception.  Successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenue adequate to support the Company’s cost structure.  There can be no assurance that the Company will be successful in these areas.  To supplement its existing resources, the Company will require additional capital through the sale of debt or equity.  There can be no assurance that such capital will be available on favorable terms, or at all, and if additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.

(2)  Common stock

During the six month period ended June 30, 2002, the Company sold 150,000 shares of common stock upon the exercise of warrants for $15,000.

(3)  Warrants

During the six month period ended June 30, 2002, the Company issued 20,000 warrants for the purchase of common stock at $.37 per share in exchange for consulting services.  The fair value of the warrants was $2,000 and has been charged to general and administrative expenses in the accompanying 2002 condensed statement of operations.

(4)  Notes Payable

At March 31, 2002, the Company had outstanding notes payable with an aggregate principal balance of $160,000 which had a maturity date of March 22, 2002.  During the first quarter of 2002, the Company extended the due date of this note until March 22, 2003.  In connection with the extension of the maturity of this debt, the Company modified the option to purchase 50,000 shares of common stock by extending the expiration date from January 4, 2003 to March 5, 2004.  The fair value of the new option in excess of the value of the prior option at the date of amendment was insignificant.

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

Results of Operations

Three months ended June 30, 2002 and June 30, 2001

The Company earned $13,000 in license fee income for two of our compounds from the FutureCeutical division of VanDrunen Farms.  An initial licensing fee of  $25,000 was received in 2000.  The Company is to receive supplemental license issue fees until attaining $75,000 in initial sales of licensed products. The Company earned $10,000 in license fees during 2001.  To date the Company has received a total of $28,000 of the supplemental license issue fee of $75,000.  General and administrative expenses decreased $21,000 to $25,000 in the current period, compared to $46,000 for the same period in 2001. This decrease was due to the reduction of patent expenses and the elimination of depreciation expenses as all assets are fully depreciated.  Second quarter expenses were limited to maintenance of patents and general office expenses such as accounting fees, utility expenses, telephone expenses, rent and postage.

Net loss decreased $34,000 to $17,000, compared to $51,000 for the same period during 2001.  Basic and diluted loss per share decreased $0.01 to $0.00 in the three months ended June 30, 2002 compared to $0.01 loss in the same period of 2001.

Six months ended June 30, 2002 and June 30, 2001

The Company earned $18,000 in license fee income for two of our compounds from the FutureCeutical division of VanDrunen Farms.  An initial licensing fee of  $25,000 was received in 2000.  The Company is to receive supplemental license issue fees until attaining $75,000 in initial sales of licensed products. The Company earned $10,000 in license fees during 2001.  To date the Company has received a total of $28,000 of the supplemental license issue fee of $75,000.

Research and development expenses increased $39,000 to $2,000 in the six months ended June 30, 2002 compared to a credit balance of $37,000 in the same period of 2001. This increase was due to the reversal of previously accrued, but contested purchased service liability of $40,000 during 2001.  General and administrative expenses decreased $41,000 to $62,000 in the current period, compared to $103,000 for the same period in 2001. This decrease was due to the reduction of patent expenses and the elimination of depreciation expenses as all assets are fully depreciated.  Second quarter expenses were limited to maintenance of patents and general office expenses such as accounting fees, utility expenses, telephone expenses, rent and postage.

Net loss decreased $18,000 to $53,000 compared to $71,000 for the same period during 2001. Basic and diluted loss per share remained the same at $0.01 for the six months ended June 30, 2002.

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

Liquidity and Capital Resources

The Company has financed its operations since inception solely through the sales of debt and equity securities. As of June 30, 2002, the Company had negative working capital of $351,000.  Net cash used in operating activities during the six months ended June 30, 2002 was $58,000, compared to $106,000 for the same period during 2001.

There can be no assurance that any further significant revenues will be realized in 2002 and therefore without additional financing the Company may be unable to continue as a going concern.  The Company is actively pursuing collaborations with potential partners in both the pharmaceutical and nutraceutical divisions with the objective of raising financing to enable the Company to continue operations.  To date the Company does not have any commitments for financing.  To date the Company has no prospects for merger or acquisition.  The Company does not have any lease or other commitments.  The Company does not have an existing bank line of credit or other form of revolving or renewable credit facility.  There can be no assurance the Company will generate significant revenues during 2002 to continue its operations, or that funds will be available through the public or private markets.

The Company believes that its current cash reserves and other resources will fund the business for the next twelve months. The Company does not anticipate having significant revenues in the foreseeable future and will likely be required to raise additional funds to continue operations. There can be no assurance that additional funds will be available.

PART II  Other Information

Item 1.            Legal Proceedings

                   Not applicable

Item 2.            Changes in Securities

                   Not applicable

Item 3.            Defaults upon Senior Securities

                   Not applicable

Item 4.            Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareholders was held June 10, 2002.

(b)	The following directors were elected at the meeting:
Sheldon S. Hendler Ph.D., M.D
G. Dale Garlow
Richard G. McKee, Jr.
Laurie A. Robinson
Tom K. Larson, Jr.

(c)	The following table reflects the voting in connection with each matter voted on at the meeting:

Matter		For	Against	Abstain

1.	Election of Directors
	Sheldon S. Hendler Ph.D., M.D.	5,889,867	0	10,850
	G. Dale Garlow	5,888,367	0	12,350
	Richard G. McKee	5,888,367	0	12,350
	Laurie A. Robinson	5,888,367	0	12,350
	Tom K. Larson, Jr.	5,888,367	0	12,350

2.	Appointment of Auditor	5,887,517	0	13,200

Item 5.            Other Information

                   Not applicable

Item 6.            Exhibits and Reports on Form 8-K

(a)	The Company did not file any reports on Form 8-K during the six months ended June 30, 2002

(b)	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

               In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYREX CORPORATION
Registrant

By: /S/ G. Dale Garlow/

G. Dale Garlow,
Chief Executive Officer