Form 10QSB
period 2002-09-30
VYREX CORP
filed 2002-11-14
CIK 933972

United States
Securities and Exchange Commission
Washington D.C. 20549

Form 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2002

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

Yes	☒	No	☐

Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of latest practicable date:

As of September 30, 2002, there are 8,492,867 shares of common stock outstanding and warrants to purchase 220,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format

Yes	☒	No	☐

Vyrex Corporation
Index to Form 10-QSB

PART I  Financial Information
Item 1.     Financial Statements

Vyrex Corporation
(a development stage enterprise)
Condensed Balance Sheets

	Sep 30, 2002	Dec 31, 2001

	Unaudited	(Note 1)
Assets
Cash	$4,578	$60,003
Accounts receivable	7,500
Prepaid assets		529

Total assets	$12,078	$60,532

Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable and accrued liabilities	$71,982	$212,577
Notes payable to related parties	5,000	5,000
Notes payable	160,000

Total current liabilities	236,982	217,577
Notes payable		160,000

Total liabilities	236,982	377,577

Commitments and contingencies
Stockholders’ deficiency:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 8,492,867 and 8,342,867 issued and outstanding	8,493	8,343
Additional paid-in capital	13,073,725	12,913,897
Deficit accumulated during the development stage	(13,307,122)	(13,239,285)

Total stockholders’ deficiency	(224,904)	(317,045)

Total liabilities and stockholders’ deficiency	$12,078	$60,532

See accompanying notes.

Vyrex Corporation
(a development stage enterprise)

Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative From Inception

	2002	2001	2002	2001

Licensing and royalty revenue	$15,000	$1,322	$32,500	$2,171	$485,699

Operating expenses:
Research and development	694	(23)	2,380	(37,223)	6,440,723
Marketing and selling	17	2,182	393	3,521	437,575
General and administrative	26,245	41,475	87,892	144,522	5,931,050

Total operating expenses	26,956	43,634	90,665	110,820	12,809,348

Loss from operations	(11,956)	(42,312)	(58,165)	(108,649)	(12,323,649)

Other income (expense):
Interest income	19	722	276	3,883	474,968
Loss on disposal of fixed assets	—	—	—	—	(12,605)
Interest expense	(3,353)	(8,288)	(9,948)	(15,726)	(95,936)
Charge from issuance of stock options for arranging bridge financing costs	—	—	—	—	(1,349,900)

Total other income (expense)	(3,334)	(7,566)	(9,672)	(11,843)	(983,473)

Net loss	$(15,290)	$(49,878)	$(67,837)	$(120,492)	$(13,307,122)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	8,492,867	8,342,867	8,458,124	8,342,867

See accompanying notes.

Vyrex Corporation
(a development stage enterprise)

Condensed Statements of Cash Flows
(Unaudited)

	Nine Months ended		Cumulative From Inception

	Sep 30, 2002	Sep 30, 2001

Operating activities
Net loss	$(67,837)	$(120,492)	$(13,307,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment charges		11,184	336,329
Interest receivable			3,506
Loss on disposal of fixed assets			13,664
Issuance of compensatory notes, stock, stock options and warrants	4,000		2,302,212
Changes in operating assets and liabilities:
Other assets, accounts receivable	(6,971)		92,500
Accounts payable and accrued liabilities	383	(39,070)	635,523
Deferred revenue		(2,171)	(100,000)
Accrued interest on convertible debentures			9,041

Net cash used in operating activities	(70,425)	(150,549)	(10,014,347)

Investing activities
Purchase of short-term investments			(8,440,442)
Sale of short-term investments			8,467,931
Purchases of furniture and equipment			(209,595)
Proceeds on sale of fixed assets			10,000
Patent, trademark and copyrights costs			(133,519)
Other assets, including notes receivable from related parties			(4,202)

Net cash used in investing activities			(309,827)

Financing activities
Net proceeds from issuance of common stock			7,889,808
Exercise of stock options and sale of options			975,100
Exercise of warrants	15,000		25,000
Proceeds from short-term loan			867,730
Proceeds from note payable			591,114
Repayment of note payable		(5,000)	(20,000)
Advances from potential investors			100,000
Repayment of advances			(100,000)

Net cash provided by (used in) financing activities	15,000	(5,000)	10,328,752

Net increase (decrease) in cash	(55,425)	(155,549)	4,578
Cash, beginning of period	60,003	238,817

Cash, end of period	$4,578	$83,268	$4,578

Supplemental disclosure of noncash financing activity
Forgiveness of debt	$140,978		$563,537

See accompanying notes.

Vyrex Corporation
(A Development Stage Enterprise)

Notes To Condensed Financial Statements
(Unaudited)

(1) Basis of Presentation

The accompanying condensed financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America for interim financial information. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of the Company’s management, the unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of the financial position as of September 30, 2002, and its results of operations for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and notes thereto included in Vyrex’s Form 10-KSB for the year ended December 31, 2001.

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business.  As of September 30, 2002, the Company had an accumulated deficit of $13,307,122, a net capital deficiency of $224,904 and a working capital deficiency of $224,904.  Due to the Company’s recurring losses and capital deficiency, there can be no assurance that the Company will be able to obtain additional operating capital, which may impact the Company’s ability to continue as a going concern.  The accompanying condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

The Company’s major activities through September 30, 2002 have been limited to raising funds for conducting research and development on its proposed products.  These activities have not generated any significant revenues; accordingly, the Company has been in the development stage since its inception.  Successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenue adequate to support the Company’s cost structure.  There can be no assurance that the Company will be successful in these areas.  To supplement its existing resources, the Company will require additional capital through the sale of debt or equity.  There can be no assurance that such capital will be available on favorable terms, or at all, and if additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.

(2) Common stock

During the second quarter ended June 30, 2002, the Company sold 150,000 shares of common stock upon the exercise of warrants for $15,000.

(3) Warrants

During the second quarter ended June 30, 2002, the Company issued 20,000 warrants for the purchase of common stock at $.37 per share in exchange for consulting services.  The fair value of the warrants was $2,000 and has been charged to general and administrative expenses in the accompanying 2002 condensed statement of operations.

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

(5) Forgiveness of debt

During the nine month period ended September 30, 2002, two former employees forgave previously accrued compensation totaling $140,978.  This amount has been treated as a contribution to the Company and, accordingly, added to additional paid-in capital in the accompanying condensed financial statements.

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

Results of Operations

Three months ended September 30, 2002 and September 30, 2001

The Company earned $15,000 in minimum guaranteed monthly royalty payments for two patented nutraceutical compounds licensed to FutureCeuticals, a division of Van Drunen Farms.  Based on the license agreement the Company will receive the greater of guaranteed monthly royalty payments or royalty payments of 30% of FutureCeuticals’ gross sales of these compounds. The Company earned $10,000 in royalty payments in 2001.  The Company will receive a milestone license payment of $75,000 when FutureCeuticals reaches $75,000 in combined  gross sales of the compounds.

General and administrative expenses decreased $15,000 to $26,000 in the current period, compared to $41,000 for the same period in 2001. This decrease was due to the reduction of patent expenses and the elimination of depreciation expenses as all assets are fully depreciated.  Third quarter expenses were limited to maintenance of patents and general office expenses such as accounting fees, utility expenses, telephone expenses, rent and postage.

Net loss decreased $35,000 to $15,000, compared to $50,000 for the same period during 2001.  Basic and diluted loss per share decreased $0.01 to $0.00 in the three months ended September 30, 2002 compared to $0.01 loss in the same period of 2001.

Nine months ended September 30, 2002 and September 30, 2001

The Company earned $33,000 in minimum guaranteed monthly royalty payments for two patented nutraceutical compounds licensed to FutureCeuticals’, a division of Van Drunen Farms.  Based on the license agreement the Company will receive the greater of guaranteed monthly royalty payments or royalty payments of 30% of FutureCeuticals gross sales of these compounds. The Company earned $10,000 in royalty payments in 2001.  The Company will receive a milestone license payment of $75,000 when FutureCeuticals reaches $75,000 in combined gross sales of the compounds.

Research and development expenses increased $39,000 to $2,000 in the nine months ended September 30, 2002 compared to a credit balance of $37,000 in the same period of 2001. This increase was due to the reversal of previously accrued, but contested purchased service liability of $40,000 during 2001.  General and administrative expenses decreased $57,000 to $88,000 in the current period, compared to $145,000 for the same period in 2001. This decrease was due to the reduction of patent expenses and the elimination of depreciation expenses as all assets are fully depreciated.  Third quarter expenses were limited to maintenance of patents and general office expenses such as accounting fees, utility expenses, telephone expenses, rent and postage.

Net loss decreased $52,000 to $68,000 compared to $120,000 for the same period during 2001. Basic and diluted loss per share remained the same at $0.01 for the nine months ended September 30, 2002.

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

Liquidity and Capital Resources

The Company has financed its operations since inception solely through the sales of debt and equity securities. As of September 30, 2002, the Company had negative working capital of $225,000.  Net cash used in operating activities during the nine months ended September 30, 2002 was $70,000, compared to $151,000 for the same period during 2001.

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

New Accounting Pronouncements

During 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The adoption of the new standard did not have any effect on the accompanying condensed financial statements.

In June 2002, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“Statement 146”).  Management does not believe that the adoption of Statement 146 will have a material impact on the Company’s financial position or results of operations.

Item 3.	Controls and Procedures

(a)

Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC.  Within 90 days prior to the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer, of the design and operation of these disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, our Chief Executive Officer concluded  that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including our consolidated subsidiaries) required to be included in our periodic SEC filing.

(b)	Changes in internal controls. There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

PART II  Other Information

Item 1.      Legal Proceedings

             Not applicable

Item 2.     Changes in Securities

             Not applicable

Item 3.     Defaults upon Senior Securities

             Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders

             Not applicable

Item 5.     Other Information

             Not applicable

Item 6.     Exhibits and Reports on Form 8-K

(a)	The Company did not file any reports on Form 8-K during the nine months ended September 30, 2002.

(b)	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYREX CORPORATION
Registrant

By:	/s/G. DALE GARLOW/

G. Dale Garlow, Chief Executive Officer

CERTIFICATION PURSUANT TO
18 USC, SECTION 1350, AS ADOPTED PURSUANT TO
SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection  with the Quarterly Report of Vyrex Corporation (the “Company”) on Form 10-QSB for the period ended September 30, 2002, as  filed with  the  Securities  and  Exchange  Commission  on  the  date  hereof  (the “Report”),  I, G. Dale Garlow, President and Chief Executive Officer  of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  I have reviewed the report;

(2)  To the best of my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading:

(3)  To  the  best of my knowledge, the financial statements, and  other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods presented in the Report;

(4)  I:
(a)  am responsible for establishing internal controls;
(b)  have designed such internal controls to ensure that material information relating to the Company is made known to me, particularly during the period of July 1, 2002 through September 30, 2002;
(c)  have evaluated the effectiveness of the Company’s internal controls as of a date within 90 days prior to the Report; and
(d)  have presented in the Report my conclusions about the effectiveness of my internal controls based on my evaluation of that date;

(5)  I have disclosed to the Company’s auditors and the board of directors:
(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize, and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and
(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls;

(6)  I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

(7)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934.

Date: November 14, 2002

/s/ G. DALE GARLOW	/s/ G. DALE GARLOW

G. Dale Garlow, President	G. Dale Garlow, Chief Executive Officer