Form 10KSB
period 2002-12-31
VYREX CORP
filed 2003-03-28
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K SB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission file number: 000-27866

Vyrex Corporation

(Name of small business issuer as specified in its charter)

Nevada	88-0271109
(State or other jurisdiction of corporation or organization)	(IRS Employer Identification No.)

2159 Avenida de la Playa, La Jolla, California 92037

(Address of principal executive offices)

(858) 454-4446

(Issuer’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.001 Warrants

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K SB or any amendment to this Form 10-K SB.  ☒

State issuer’s revenues for its most recent year: $122,500

State the aggregate market value of the voting and non-voting common equity held by non affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock equity, as of a date within the past 60 days: $1,274,000 as of March 15, 2003.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of latest practicable date:

Common Stock—	Warrants to purchase common stock—
8,492,867 as of March 15, 2003	225,000 as of March 15, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

The issuer’s definitive Proxy Statement for its Annual Meeting of Shareholders to be submitted to the commission on or before April 30, 2002 is incorporated by reference into Part III hereof.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

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

Antioxidant Drug Program.    In the Company’s opinion, Vantox® is currently its lead drug candidate. The Company’s research with Vantox® indicates it may have usefulness in the treatment of asthma, ARDS, cystic fibrosis, oxygen toxicity, smoke inhalation and other respiratory diseases and conditions. Vantox® is an inhaled antioxidant intended to be used in vapor form. The Company believes certain mechanisms in the inflammatory cascade which lead to tissue damage may be mediated by free radicals. Free radicals are a by-product of oxidation, which can be damaging at high levels. Vantox® has been shown in laboratory tests to be a free radical scavenger, or “antioxidant”. The Company has demonstrated Vantox®‘s effects in preventing and treating oxidative lung damage in three different animal models. The models evaluated protection from lung damage induced by oxygen, paraquat and ozone. Vantox® showed protective effects in all three models. Based on this data and growing evidence that oxidative stress and inflammation may be central to the pathogenesis of asthma and other respiratory conditions, the Company believes Vantox® is an appropriate drug candidate to take forward into clinical trials. Before initiating Phase I clinical trials, the Company must complete toxicology and pharmacokinetic studies and submit an Investigational New Drug (IND) application with the U.S. Food and Drug Administration. Due to the expense of completing pre-clinical trials and conducting clinical trials, the Company is unable to fund any additional development and is seeking a joint venture with a pharmaceutical company to provide the necessary funding for further clinical development. Preliminary pre-clinical data was provided to several pharmaceutical companies to review, pursuant to confidentiality and non–disclosure agreements. To date, the Company has not received a commitment from any potential partners. There can be no assurance the Company will be successful in funding the further development of Vantox®, or that pre-clinical trials will be completed, or that clinical trials will be initiated, or if they are initiated that the trials will be completed and the Company’s claims confirmed. Even if confirmed there is no assurance that it will result in the production or marketing of an FDA approved drug. The Company holds two patents in connection with Vantox®.

The Company believes oxidative damage is implicated in a variety of diseases including cardiovascular, neurological and viral disorders. Based on its research in oxidative stress and antioxidants, the Company has designed several analogs and pro-drugs of Vantox® and Panavir®. These derivatives are designed to provide improved bioavailability, oral delivery and disease targeting. In laboratory tests, some of these compounds have been shown to protect mitochondria from oxidative damage and have been shown to be potentially potent antioxidants. On the basis of these preliminary results, and the Company’s view of a body of knowledge surrounding certain disorders, the Company believes these derivatives may be useful in treating Alzheimer’s Disease, Parkinson’s Disease, atherosclerosis, spinal cord trauma and other disorders. The Company has filed patent disclosures concerning their uses and will continue pre-clinical development as funding becomes available. The Company applied for a U.S. patent for Water Soluble Pro-Drugs of Propofol on May 8, 1998. Patent No. US 6,254,853 B1 was issued on July 3, 2001. In 2000, Immune Response Corporation (“IRC”) expanded its research and development activities to include neurological applications of the Company’s water-soluble prodrugs of its propofol patent. An additional U.S. patent for these indications was applied for by the Company in August 2000. Patent No. US 6,362,234 B1 Water Soluble Pro-Drugs for the Treatment of Migraine was issued March 26, 2002, adding to the estate of patents that Vyrex holds on water-soluble derivatives of propofol as well as propofol itself. Although these indications are promising, there is no assurance that the Company and IRC will be successful in funding further development and commercialization of these compounds.

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

In May of 1992, the Company received an Investigational New Drug allowance from the FDA for a Phase I/II human clinical trial using Panavir® to treat patients infected with the HIV virus. This phase of the Panavir® study began in July of 1992 and was completed in October of 1995. This trial examined safety, bioavailability and pharmacokinetics in a small group of patients. Results indicated that Panavir® was well tolerated and achieved targeted serum levels. CD4 counts, which normally decline in untreated AIDS patients, were stabilized, but did not show a significant increase. During 1996 and 1997, the Company synthesized new Panavir® analogs and pro-drugs in an effort to improve bioavailability and the Company’s proprietary position. These compounds have undergone initial pharmacologic testing and have exhibited antioxidant activity, but will require additional testing. The Company has, to date, been unable to obtain a collaborative partner or partners to continue its development and clinical program involving Panavir®.

Ultimately, further trials will be required involving the treatment of at least several hundred patients with Panavir® alone, or in combination with approved drugs. There can be no assurance that funding will be secured or such tests will be undertaken or completed, or that any form of Panavir® will be developed as a marketable product.

In August of 2002 the Company entered into a Materials Cooperative Research and Development Agreement (M-CRADA) with the National Institute of Neurological Disorders and Stroke (NINDS), a branch of the National Institutes of Health (NIH). The title of the collaboration is the “Prevention of delayed cerebral vasospasm by Panavir®, the Company’s patented, proprietary formulation of probucol, in a primate model of subarachnoid hemorrhage.” Subarachnoid hemorrhage (SAH) typically results from the rupture of a berry aneurysm or arteriovenous malformation in the brain. In the U.S. the mortality rate reaches as high as 40% within the first week for patients suffering ruptured intracranial aneurysms. Despite extensive investigative efforts, there are almost no treatments that can prevent SAH-induced delayed cerebral vasospasm. Panavir® is a more available and safer form of probucol than older formulations of this drug. The study with NINDS is ongoing. Although the Company is hopeful that Panavir® might ultimately emerge as a drug for the prevention of the dire consequences of SAH-induced delayed cerebral vasospasm there is no assurance the study will prove successful.

In 1997, the Company entered into an agreement with IRC to develop the certain proprietary technology licensed by the Company for producing tagged genes, transcripts and proteins under the trademark of CD-Tagging™. The agreement was amended in 1998 to include research and development of certain proprietary Vantox® pro-drugs as potential treatments for spinal cord and central nervous system trauma. The Company terminated its license covering CD-Tagging™ in conjunction with its decision to terminate its gene discovery program. The Company and IRC continue to seek a pharmaceutical partner or outside financing for further development and commercialization of the spinal cord and central nervous system technology. There can be no assurance that the Company and IRC will be able to secure funding in the future for this project. In May of 1998 the company applied for a patent covering Water-Soluble Prodrugs of Propofol with claims covering the treatment of diseases, states or conditions associated with the nervous system, cardiovascular system and respiratory system, including but not limited to anesthesia, trauma of the nervous system, Alzheimer’s disease, Parkinson’s disease and migraine headache. IRC expanded its research and development activities to include these claims. Patent No. US 6,254,853 B1 was issued on July 3, 2001 for Water Soluble Pro-Drugs of Propofol. In 2000, Immune Response Corporation (“IRC”) expanded its research and development activities to include neurological applications of the Company’s water-soluble prodrugs of its propofol patent. An additional U.S. patent for these indications was applied for by the Company in August 2000. Patent No. US 6,362,234 B1 Water Soluble Pro-Drugs for the Treatment of Migraine was issued March 26, 2002, adding to the estate of patents that Vyrex holds on water-soluble derivatives of propofol as well as propofol itself. Although these indications are promising, there is no assurance that the Company and IRC will be successful in funding further development and commercialization of these compounds.

Nutraceuticals.    The nutraceutical market includes nutritional supplements and foods, which may deliver health benefits beyond basic nutrition. Consumer research seems to indicate consumers may seek out nutritional supplements provided they are backed by reliable science, and that many consumers prefer to receive their health benefits through foods rather than through pills. There are a large number of companies competing in the market to provide nutraceuticals to consumers. The Company has licensed, developed and patented proprietary nutritional supplement technology targeted at consumer health concerns, which may be marketed as single line supplements, in multi-formulations and in foods. The Company currently has a pipeline of proprietary nutraceutical technology designed to provide health benefits through nutritional supplementation.

The Company licensed a natural form of boron covered by US Patent No.: 5,962,049 and was issued US Patent No.: 6,071,545 for novel Metallic Oligopeptide Complexes June 6, 2000 covering several mineral complexes for both nutritional and pharmaceutical applications. The patent covers a novel chromium complex, chromium carnosinate, which the Company feels is superior to the other forms of chromium supplements currently on the market. In August 2000 the Company entered into an agreement sublicensing the boron complex patent and licensing the chromium mineral complex covered by the Metallic Oligopeptide Complexes Patent with FutureCeuticals, a division of Van Drunen Farms, to develop and market these proprietary nutraceutical compounds. The agreement included an up front license fee of $25,000 and an additional license fee of $75,000 upon attaining $75,000 in initial sales of products developed and commercialized that are covered by the licensed technology. After meeting certain development, approval and commercialization criteria the licensee shall pay the Company the greater of an esculating minimum monthly royalty payment or a total gross royalty of 30% of gross revenue from the sale of licensed products. Of the 30% gross royalty, licensee shall credit and allocate 5% to further research and development of the products and pay the remaining 25% to the Company. The Company received royalty income of $10,000 in 2001 and $47,500 in 2002. FutureCeuticals reached $75,000 in sales in December 2002 allowing the remaining license fee balance of $75,000 to be posted to accounts receivable in

2002. The cash payment was received and deposited in January 2003. FutureCeuticals formulated, tested, manufactured and is currently selling boron and chromium complexes as raw materials to manufactures and distributors of nutritional supplements. Boron is marketed under the trade name FruiteX-B™ and Chromium under the trade name CarnoChrome™. FrutureCeuticals has conducted a number of studies reflecting the primary activities and benefits of both products. An open label preliminary pilot study was conducted at the Department of Orthopedic Medicine, University of Novi Sad, Novi Sad, Yugoslavia on 20 subjects with mild to severe osteoarthritis. 79% study volunteers suffering mild to moderate osteoarthritis experienced a reduction of joint pain, stiffness and inflexibility after taking 6 mg of FruiteX-B™ per day for 8 weeks. 50% of volunteers suffering severe osteoarthritis experienced a reduction of joint pain, stiffness and inflexibility after taking 12 mg of FruiteX-B™ per day for 8 weeks. In a study conducted at the Department of Biochemistry, University of Wisconsin bone ash increased by 5.8% in Vitamin D deficient animals supplemented with FruiteX-B™ as compared to animals that did not receive the supplementation. 25-OH-Vitamin D-3 serum level was raised an average of 24% in a group of 11 patients during a 60 day consumption of 6 mg of FruiteX-B™ per day. In studies conducted by FutureCeuticals CarnoChrome™ has been found to: Reduce both fasting and postprandial (after mealtime) hyperglycemia by up to 25%. Lower glycosylated hemoglobin levels by up to 15%. Decrease triglyceride levels by up to 35%. Effectively stimulate glucose uptake into human skeletal muscle cell in vitro. Stimulate fusion of myoblasts and formation of myotubes in vitro. In order to allocate additional funds to conduct new scientific studies designed to prove the superiority of CarnoChrome™ and FruiteX-B™ over competitive products, hire a proven product manager to specifically oversee the marketing and sales of CarnoChrome™ and FruiteX-B™ and fund the development of new products based on technology licensed from the Company the agreement between FutureCeuticals and the Company was amended on February 17, 2003. Under the terms of the amended agreement the Company will receive a 15% royalty on gross sales of licensed product in a calendar year less than $3,000,000 three million dollars and 20% of gross sales equal to or in excess of $3,000,000 three million dollars. There is a minimum guaranteed royalty payment of $90,000 in 2003, $150,000 in 2004 and $180,000 in 2005. There can be no assurance that a significant market will develop for the products or that any products will continue to produce any revenue for the Company.

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

Dusan Miljkovic, Ph.D.    In October 1997, the Company entered into a License Agreement with Dusan Miljkovic, Ph.D. (“Miljkovic Agreement”) pursuant to which Dr. Miljkovic granted the Company an exclusive worldwide license to develop, manufacture and sell certain carbohydrate complexes of boron nutraceutical compounds. Dr. Miljkovic originally filed a provisional patent application covering the compounds, and subsequently filed a further United States patent application. Pursuant to the agreement, the Company is responsible for all costs and expenses in connection with obtaining patent protection. Us Patent No.: 5,962,049 was issued October 5, 1999 Boron Carbohydrate Complexes and Uses Thereof. In the case of licensed products sold as bulk compounds or stand-alone supplements, Dr. Miljkovic will receive royalties in the amount of 2.5% of gross proceeds up to $1 million; 1.75% of gross proceeds of between $1.0 million and $5.0 million and 1% of gross proceeds in excess of $5 million. In the case of licensed products sold as a component of a supplement formulation, Dr. Miljkovic will receive royalties according to the preceding schedule based on a factor of 34% of gross revenues. The License Agreement may be terminated by Dr. Miljkovic or the Company under certain circumstances. In addition, there can be no assurance that the Company will be in a position to meet its annual minimum license fee of $7,500 and thereby maintain any rights to the covered compound. In August 2000 the Company entered into a license agreement with FutureCeuticals, a division of Van Drunen Farms, to further develop and market compounds covered by the boron patent.

The Immune Response Corporation.    In 1997, the Company entered into an agreement with the Immune Response Corporation (“IRC”) to develop the certain proprietary technology licensed by the Company for producing tagged genes, transcripts and proteins under the trademark of CD-Tagging™. The agreement was amended in 1998 to include research and development of certain proprietary Vantox® pro-drugs as potential treatments for spinal cord and central nervous system trauma. The Company terminated its license covering CD-Tagging™ in conjunction with its decision to terminate its gene discovery program. The Company and IRC continue to seek a pharmaceutical partner or outside financing for further development and commercialization of the spinal cord and central nervous system technology. There can be no assurance that the Company and IRC will be able to secure funding in the future for this project. In May of 1998 the company applied for a patent covering Water-Soluble Prodrugs of Propofol with claims covering the treatment of diseases, states or conditions associated with the nervous system, cardiovascular system and respiratory system, including but not limited to anesthesia, trauma of the nervous system, Alzheimer’s disease, Parkinson’s disease and migraine headache. IRC expanded its research and development activities to include these claims. Patent No. US 6,254,853 B1 was issued on July 3, 2001 for Water Soluble Pro-Drugs of Propofol. In 2000 Immune Response Corporation (“IRC”) expanded its research and development activities to include neurological applications of the Company’s water soluble prodrugs of its propofol patent. An additional U.S. patent for these indications was applied for by the Company in August 2000. Patent No. US 6,362,234 B1 Water Soluble Pro-Drugs for the Treatment of Migraine was issued March 26, 2002, adding to the estate of patents that Vyrex holds on water-soluble derivatives of propofol as well as propofol itself. Although these indications are promising, there is no assurance that the Company and IRC will be successful in funding further development and commercialization of these compounds.

FutureCeuticals.    The Company licensed a natural form of boron covered by US Patent No.: 5,962,049 and was issued US Patent No.: 6,071,545 for novel Metallic Oligopeptide Complexes June 6, 2000 covering several mineral complexes for both nutritional and pharmaceutical applications. The patent covers a novel chromium complex, chromium carnosinate, which the Company feels is superior to the other forms of chromium supplements currently on the market. In August 2000 the Company entered into an agreement sublicensing the boron complex patent and licensing the chromium mineral complex covered by the Metallic Oligopeptide Complexes Patent with FutureCeuticals, a division of Van Drunen Farms, to develop and market these proprietary nutraceutical compounds. The agreement included an up front license fee of $25,000 and an additional license fee of $75,000 upon attaining $75,000 in initial sales of products developed and commercialized that are covered by the licensed technology. After meeting certain development, approval and commercialization criteria the licensee shall pay the Company the greater of an escalating minimum monthly royalty payment or a total gross royalty of 30% of gross revenue from the sale of licensed products. Of the 30% gross royalty, licensee shall credit and allocate 5% to further research and development of the products and pay the remaining 25% to the Company. The Company received royalty income of $10,000 in 2001 and $47,500 in 2002. FutureCeuticals reached $75,000 in sales in December 2002 allowing the remaining license fee balance of $75,000 to be posted to accounts receivable in 2002. The cash payment was received and deposited in January 2003. FutureCeuticals formulated, tested, manufactured and is currently selling boron and chromium complexes as raw materials to manufactures and distributors of nutritional supplements. Boron is marketed under the trade name FruiteX-B™ and Chromium under the trade name CarnoChrome™. FrutureCeuticals has conducted a number of studies reflecting the primary activities and benefits of both products. An open label preliminary pilot study was conducted at the Department of Orthopedic Medicine, University of Novi Sad, Novi Sad, Yugoslavia on 20 subjects with mild to severe osteoarthritis. 79% study v0lunteers suffering mild to moderate osteoarthritis experienced a reduction of joint pain, stiffness and inflexibility after taking 6 mg of FruiteX-B™ per day for 8 weeks. 50% of volunteers suffering severe osteoarthritis experienced a reduction of joint pain, stiffness and inflexibility after taking 12 mg of FruiteX-B™ per day for 8 weeks. In a study conducted at the Department of Biochemistry, University of Wisconsin bone ash increased by 5.8% in Vitamin D deficient animals supplemented with FruiteX-B™ as compared to animals that did not receive the supplementation. 25-OH-Vitamin D-3 serum level was raised an average of 24% in a group of 11 patients during a 60 day consumption of 6 mg of FruiteX-B™ per day. In studies conducted by FrutureCeuticals CarnoChrome™ has been found to: Reduce both fasting and postprandial (after mealtime) hyperglycemia by up to 25%. Lower glycosylated hemoglobin levels by up to 15%. Decrease triglyceride levels by up to 35%. Effectively stimulate glucose uptake into human skeletal muscle cell in vitro. Stimulate fusion of myoblasts and formation of myotubes in vitro. In order to allocate additional funds to conduct new scientific studies designed to prove the superiority of CarnoChrome™ and FruiteX-B™ over competitive products, hire a proven product manager to specifically oversee the marketing and sales of CarnoChrome™ and FruiteX-B™ and fund the development of new products based on technology licensed from the Company the agreement between FrutureCeuticals and the Company was amended on February 17, 2003. Under the terms of the amended agreement the Company will receive a 15% royalty on gross sales of licensed product in a calendar year less than $3,000,000 three million dollars and 20% of gross sales equal to or in excess of $3,000,000 three million dollars. There is a minimum guaranteed royalty payment of $90,000 in 2003, $150,000 in 2004 and $180,000in 2005. There can be no assurance that a significant market will develop for the products or that any products will continue to produce any revenue for the Company.

National Institute of Neurological Disorders and Stroke.    In August of 2002 the Company entered into a Materials Cooperative Research and Development Agreement (M-CRADA) with the National Institute of Neurological Disorders and Stroke (NINDS), a branch of the National Institutes of Health (NIH). The title of the collaboration is the “Prevention of delayed cerebral vasospasm by Panavir®, the Company’s patented, proprietary formulation of probucol, in a primate model of subarachnoid hemorrhage.” Subarachnoid hemorrhage (SAH) typically results from the rupture of a berry aneurysm or arteriovenous malformation in the brain. In the U.S. the mortality rate reaches as high as 40% within the first week for patients suffering ruptured intracranial aneurysms. Despite extensive investigative efforts, there are almost no treatments that can prevent SAH-induced delayed cerebral vasospasm. Panavir® is a more available and safer form of probucol than older formulations of this drug. The study with NINDS is ongoing. Although the Company is hopeful that Panavir® might ultimately emerge as a drug for the prevention of the dire consequences of SAH-induced delayed cerebral vasospasm there is no assurance the study will prove successful.

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

A United States Patent was issued in 2002 for claims covering water-soluble Prodrugs of Propofol for the Treatment of Migraine.

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

The Company desires to develop nutraceutical products which the Company believes may be sold before any of its proposed pharmaceutical products will be sold. During 1997, the Company entered into an agreement with Retired Persons Services, Inc. (“RPS”) to allow RPS to produce and market four nutritional supplement products designed by the Company. In exchange, the Company was to receive a royalty in the amount of 15% of gross sales. The products were launched by RPS in January, 1999. The Company was notified in September, 2000, that RPS was relinquishing its exclusive rights to the products and discontinuing the product line. The Company will continue to receive royalties on sales until the inventory is depleted. The Company continued to receive royalties on sales until the inventory was depleted in May 2001. Although the Company has the rights to market the formulas to other marketers, there is no assurance that can be accomplished.

The Company licensed a natural form of boron covered by US Patent No.: 5,962,049 and was issued US Patent No.: 6,071,545 for novel Metallic Oligopeptide Complexes June 6, 2000 covering several mineral complexes for both nutritional and pharmaceutical applications. The patent covers a novel chromium complex, chromium carnosinate, which the Company feels is superior to the other forms of chromium supplements currently on the market. In August 2000 the Company entered into an agreement sublicensing the boron complex patent and licensing the chromium mineral complex covered by the Metallic Oligopeptide Complexes Patent with FutureCeuticals, a division of Van Drunen Farms, to develop and market these proprietary nutraceutical compounds. The agreement included an up front license fee of $25,000 and an additional license fee of $75,000 upon attaining $75,000 in initial sales of products developed and commercialized that are covered by the licensed technology. After meeting certain development, approval and commercialization criteria the licensee shall pay the Company the greater of an escalating minimum monthly royalty payment or a total gross royalty of 30% of gross revenue from the sale of licensed products. Of the 30% gross royalty, licensee shall credit and allocate 5% to further research and development of the products and pay the remaining 25% to the Company. The Company received royalty income of $10,000 in 2001 and $47,500 in 2002. FutureCeuticals reached $75,000 in sales in December 2002 allowing the remaining license fee balance of $75,000 to be posted to accounts receivable in 2002. The cash payment was received and deposited in January 2003. FutureCeuticals formulated, tested, manufactured and is currently selling boron and chromium complexes as raw materials to manufactures and distributors of nutritional supplements. Boron is marketed under the trade name FruiteX-B™ and Chromium under the trade name CarnoChrome™. FrutureCeuticals has conducted a number of studies reflecting the primary activities and benefits of both products. An open label preliminary pilot study was conducted at the Department of Orthopedic Medicine, University of Novi Sad, Novi Sad, Yugoslavia on 20 subjects with mild to severe osteoarthritis. 79% study v0lunteers suffering mild to moderate osteoarthritis experienced a reduction of joint pain, stiffness and inflexibility after taking 6 mg of FruiteX-B™ per day for 8 weeks. 50% of volunteers suffering severe osteoarthritis experienced a reduction of joint pain, stiffness and inflexibility after taking 12 mg of FruiteX-B™ per day for 8 weeks. In a study conducted at the Department of Biochemistry, University of Wisconsin bone ash increased by 5.8% in Vitamin D deficient animals supplemented with FruiteX-B™ as compared to animals that did not receive the supplementation. 25-OH-Vitamin D-3 serum level was raised an average of 24% in a group of 11 patients during a 60 day consumption of 6 mg of FruiteX-B™ per day. In studies conducted by FutureCeuticals CarnoChrome™ has been found to: Reduce both fasting and postprandial (after mealtime) hyperglycemia by up to 25%. Lower glycosylated hemoglobin levels by up to 15%. Decrease triglyceride levels by up to 35%. Effectively stimulate glucose uptake into human skeletal muscle cell in vitro. Stimulate fusion of myoblasts and formation of myotubes in vitro. In order to allocate additional funds to conduct new scientific studies designed to prove the superiority of CarnoChrome™ and FruiteX-B™ over competitive products, hire a proven product manager to specifically oversee the marketing and sales of CarnoChrome™ and FruiteX-B™ and fund the development of new products based on technology licensed from the Company the agreement between FutureCeuticals and the Company was amended on February 17, 2003. Under the terms of the amended agreement the Company will receive a 15% royalty on gross sales of licensed product in a calendar year less than $3,000,000 three million dollars and 20% of gross sales equal to or in excess of $3,000,000 three million dollars. There is a minimum guaranteed royalty payment of $90,000 in 2003, $150,000 in 2004 and $180,000 in 2005. There can be no assurance that a significant market will develop for the products or that any products will continue to produce any revenue for the Company.

No Significant Operating Revenues; Accumulated Deficit; Expectation of Future Losses

The Company has experienced significant operating losses since its inception in 1991. As of December 31, 2002, the Company had a deficit accumulated in the development stage of $13,243,048. The Company expects operating losses to increase substantially in the future only if the Company decides to restart its research and development and clinical trials internally. The Company has generated no significant revenues from operations. The development of the Company’s proposed pharmaceutical products will require the commitment of substantial resources to prepare and submit applications to the FDA, and to conduct research, preclinical and clinical trials, and for both its proposed pharmaceutical and nutraceutical products the Company must either establish commercial scale manufacturing processes and facilities or contract for such manufacturing facilities, and to establish additional quality control, regulatory, marketing, sales and administrative capabilities. There can be no assurance the Company will be successful in these endeavors or will continue as a going concern, especially in light of the high failure rate of development stage pharmaceutical and nutrition companies with limited resources. There can be no assurance the Company will not incur substantial and continuing net losses beyond the next several years or that the Company will ever reach profitability. Furthermore, there can be no assurance the Company will apply for or obtain regulatory approvals, enter into arrangements with third parties for product development and commercialization, or successfully market or license any additional products. To achieve profitable operations, the Company, alone or with others, must successfully identify, develop, manufacture and market its proprietary products or technologies. There can be no assurance the Company will be able to accomplish these tasks. Significant delays in any of these matters could materially adversely impact the Company.

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

Dependence Upon Key Personnel

The Company has reduced its staff to three people, and is dependent on its licensees and its scientific collaborations for the bulk of its continuing research and development activities. Consequently, further successful development of the Company’s proprietary technology is dependent on the ability of the research and development efforts of its licensees and scientific collaborations. Directing these efforts is Dr. Sheldon S. Hendler, Chairman of the Company’s Board of Directors and the owner of approximately 18% of the outstanding Common Stock of the Company. The ability to retain the services of Dr. Hendler is important to the success of the Company. The Company does not currently have an employment contract with Dr. Hendler, nor does it maintain insurance on Dr. Hendler’s life. Even if the Company succeeded in obtaining financing necessary to fund internal research and development, it would continue its efforts to expand its research and development externally by means of outsourcing and expanding collaborations with current or new scientific partners.

Reliance on Collaborative Partners

In 1997, the Company entered into an agreement with IRC to develop the certain proprietary technology licensed by the Company for producing tagged genes, transcripts and proteins under the trademark of CD-Tagging™. The agreement was amended in 1998 to include research and development of certain proprietary Vantox® pro-drugs as potential treatments for spinal cord and central nervous system trauma. The Company terminated its license covering CD-Tagging™ in conjunction with its decision to terminate its gene discovery program. The Company and IRC continue to seek a pharmaceutical partner or outside financing for further development and commercialization of the spinal cord and central nervous system technology. There can be no assurance that the Company and IRC will be able to secure funding in the future for this project. In May of 1998 the company applied for a patent covering Water-Soluble Prodrugs of Propofol with claims covering the treatment of diseases, states or conditions associated with the nervous system, cardiovascular system and respiratory system, including but not limited to anesthesia, trauma of the nervous system, Alzheimer’s disease, Parkinson’s disease and migraine headache. IRC expanded its research and development activities to include these claims. Patent No. US 6,254,853 B1 was issued on July 3, 2001 for Water-Soluble ProDrugs of Propofol. In 2000, Immune Response Corporation (“IRC”) expanded its research and development activities to include neurological applications of the Company’s water-soluble prodrugs of its propofol patent. An additional U.S. patent for these indications was applied for by the Company in August 2000. Patent No. US 6,362,234 B1 Water Soluble Pro-Drugs for the Treatment of Migraine was issued March 26, 2002, adding to the estate of patents that Vyrex holds on water-soluble derivatives of propofol as well as propofol itself. Although these indications are promising, there is no assurance that the Company and IRC will be successful in funding further development and commercialization of these compounds.

The Company licensed a natural form of boron covered by US Patent No.: 5,962,049 and was issued US Patent No.: 6,071,545 for novel Metallic Oligopeptide Complexes June 6, 2000 covering several mineral complexes for both nutritional and pharmaceutical applications. The patent covers a novel chromium complex, chromium carnosinate, which the Company feels is superior to the other forms of chromium supplements currently on the market. In August 2000 the Company entered into an agreement sublicensing the boron complex patent and licensing the chromium mineral complex covered by the Metallic Oligopeptide Complexes Patent with FutureCeuticals, a division of Van Drunen Farms, to develop and market these proprietary nutraceutical compounds. The agreement included an up front license fee of $25,000 and an additional license fee of $75,000 upon attaining $75,000 in initial sales of products developed and commercialized that are covered by the licensed technology. After meeting certain development, approval and commercialization criteria the licensee shall pay the Company the greater of an escalating minimum monthly royalty payment or a total gross royalty of 30% of gross revenue from the sale of licensed products. Of the 30% gross royalty, licensee shall credit and allocate 5% to further research and development of the products and pay the remaining 25% to the Company. The Company received royalty income of $10,000 in 2001 and $47,500 in 2002. FutureCeuticals reached $75,000 in sales in December 2002 allowing the remaining license fee balance of $75,000 to be posted to accounts receivable in 2002. The cash payment was received and deposited in January 2003. FutureCeuticals formulated, tested, manufactured and is currently selling boron and chromium complexes as raw materials to manufactures and distributors of nutritional supplements. Boron is marketed under the trade name FruiteX-B™ and Chromium under the trade name CarnoChrome™. FrutureCeuticals has conducted a number of studies reflecting the primary activities and benefits of both products. An open label preliminary pilot study was conducted at the Department of Orthopedic Medicine, University of Novi Sad, Novi Sad, Yugoslavia on 20 subjects with mild to severe osteoarthritis. 79% study volunteers suffering mild to moderate osteoarthritis experienced a reduction of joint pain, stiffness and inflexibility after taking 6 mg of FruiteX-B™ per day for 8 weeks. 50% of volunteers suffering severe osteoarthritis experienced a reduction of joint pain, stiffness and inflexibility after taking 12 mg of FruiteX-B™ per day for 8 weeks. In a study conducted at the Department of Biochemistry, University of Wisconsin bone ash increased by 5.8% in Vitamin D deficient animals supplemented with FruiteX-B™ as compared to animals that did not receive the supplementation. 25-OH-Vitamin D-3 serum level was raised an average of 24% in a group of 11 patients during a 60 day consumption of 6 mg of FruiteX-B™ per day. In studies conducted by FutureCeuticals CarnoChrome™ has been found to: Reduce both fasting and postprandial (after mealtime) hyperglycemia by up to 25%. Lower glycosylated hemoglobin levels by up to 15%. Decrease triglyceride levels by up to 35%. Effectively stimulate glucose uptake into human skeletal muscle cell in vitro. Stimulate fusion of myoblasts and formation of myotubes in vitro. In order to allocate additional funds to conduct new scientific studies designed to prove the superiority of CarnoChrome™ and FruiteX-B™ over competitive products, hire a proven product manager to specifically oversee the marketing and sales of CarnoChrome™ and FruiteX-B™ and fund the development of new products based on technology licensed from the Company the agreement between FutureCeuticals and the Company was amended on February 17, 2003. Under the terms of the amended agreement the Company will receive a 15% royalty on gross sales of licensed product in a calendar year less than $3,000,000 three million dollars and 20% of gross sales equal to or in excess of $3,000,000 three million dollars. There is a minimum guaranteed royalty payment of $90,000 in 2003, $150,000 in 2004 and

$180,000 in 2005. There can be no assurance that a significant market will develop for the products or that any products will continue to produce any revenue for the Company.

In August of 2002 the Company entered into a Materials Cooperative Research and Development Agreement (M-CRADA) with the National Institute of Neurological Disorders and Stroke (NINDS), a branch of the National Institutes of Health (NIH). The title of the collaboration is the “Prevention of delayed cerebral vasospasm by Panavir®, the Company’s patented, proprietary formulation of probucol, in a primate model of subarachnoid hemorrhage.” Subarachnoid hemorrhage (SAH) typically results from the rupture of a berry aneurysm or arteriovenous malformation in the brain. In the U.S. the mortality rate reaches as high as 40% within the first week for patients suffering ruptured intracranial aneurysms. Despite extensive investigative efforts, there are almost no treatments that can prevent SAH-induced delayed cerebral vasospasm. Panavir® is a more available and safer form of probucol than older formulations of this drug. The study with NINDS is ongoing. Although the Company is hopeful that Panavir® might ultimately emerge as a drug for the prevention of the dire consequences of SAH-induced delayed cerebral vasospasm there is no assurance the study will prove successful.

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

Debt Service and Penalties

The Company has two notes payable, one of $100,000 principal amount, and the other of $60,000 principal amount, which notes are collateralized by substantially all of the assets of the Company. In January 2001, the maturity date of both notes was extended to March 22, 2002, provided the Company made interest payments on such debt of $8,000 on March 22, 2001 and $4,800 on August 17, 2001. The March 22, 2001 and August 17, 2001 interest payments were paid within the prescribed terms. In connection with the extension of the maturity of this debt, the Company issued the note holders an option exercisable for two years to purchase 50,000 shares of Common Stock at a price of $0.50 per share. Furthermore, the Company amended the $60,000 note to make it convertible into Common Stock at a purchase price of $0.60 per share in increments of not less than 20,000 shares.

On March 5, 2002, the note holder agreed to extend the principal balance which bears interest at an annual rate of 8% for a period of one year making it due and payable on March 22, 2003. In consideration of the extension, the option to purchase 50,000 shares at $0.50 per share and the option to convert the note with the principal balance of $60,000 into 100,000 shares of Vyrex stock at a purchase price of $0.60 per share have been increased by one year respectively. In the event of prepayment of the note, the note holder will retain the right to purchase 100,000 shares at $0.60 per share until March 22, 2003. The March 22, 2002 and August 17, 2002 interest payments of $10,858 were paid within the prescribed terms.

During March 2003, the Company obtained a commitment from a private investor to loan the Company $200,000 in the form of a convertible note at an interest rate of 10% per annum. Interest is to be paid semiannually with the principal due and payable at the end of the third year. The investor has the option to convert the principal amount into Vyrex common shares at a price of $0.25 during the first year, $0.50 the second year and $0.75 the third year. Further in connection with the Promissory Note, the investor will be issued warrants, exercisable within three years from the date of issuance, entitling the investor to purchase Vyrex Corporation common shares in the amount of one hundred thousand 100,000 shares at an exercise price of $0.11 per share. The funds will be used to pay off the notes payable and the related parties with the remainder used for general operating expenses.

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

Possible Depressive Effect on Price of Securities of Future Sales of Common Stock

Actual sales or the prospect of sales of Common Stock under Rule 144 or otherwise in the future may depress the prices of the Company’s securities or any market that may develop in the future. There are options outstanding both pursuant to the Company’s Stock Option Plan and options not pursuant to any plan which are exercisable for up to 2,609,259 shares of Common Stock. Approximately 92% of these options are currently exercisable; 15% are exercisable at a price of $3.00 and 14% exercisable at a price range of $5.75 to $7.50. Exercise of any of these options would result in additional dilution to the purchaser of the shares offered herein, and exercise of any significant amount of these options will result in substantial additional dilution. Resale of shares acquired upon the exercise of these options may depress the prices of the Company’s securities or make them more difficult to sell by the investors herein. The sale or availability for sale of substantial amounts of Common Stock in the public market after this offering could adversely affect the prevailing market prices of the Company’s securities and could impair the Company’s ability to raise additional capital through the sale of its equity securities.

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

Delisting From NASDAQ Stock Market

The Company was notified that it had been delisted from the NASDAQ SmallCap Market effective with the close of business October 21, 1998. As of October 22, 1998, the Company’s securities commenced trading over the counter under the symbols OTC:BB—VYRX and OTC:BB—VYRXW. As a result, investors may find it more difficult to dispose of or to obtain accurate quotations as to the value of, the Company’s securities.

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

Control by Present Stockholders; Possible Depressive Effect on the Company’s Securities

The current officers and directors of the Company own 24% of the outstanding Common Stock of the Company. Dr. Hendler individually owns approximately 18% of the outstanding Common Stock. This concentration of ownership could have an influence over the election of directors and could exert influence or control over the Company’s operations. This may discourage potential purchasers from seeking control of the Company through purchase of Common Stock and this possibility could have a depressive effect on the price of the Company’s securities.

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

The Company issued Warrants in March and August of 1999 in connection with entering into loan transactions with a single entity with an aggregate principal amount equal to $160,000. Warrants were issued in this transaction entitling the lender to purchase 50,000 shares at an exercise price equal to $1.00 per share, 50,000 shares at an exercise price equal to $0.50 per share, and 150,000 shares at an exercise price of $0.25 per share. In consideration of extending the maturity of this debt during February 2000, the exercise price of the Warrants to purchase an aggregate of 250,000 shares of common stock was reduced to $0.10. The lender purchased 100,000 shares during June and July 2000 at a price of $0.10 per share. The lender purchased the remaining 150,000 shares in March 2002 at a price of $0.10 per share.

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

The Company entered into a consulting agreement with an individual to provide consulting services to the Company on matters pertaining to the development and marketing of the Company’s intellectual property. In April 2002, the individual was issued a warrant to purchase an aggregate of 20,000 shares of common stock at a price of $0.37 per share exercisable until March 31, 2005.

To assist in the marketing of Vyrex’s Vantox® and its water-soluble form of propofol, the Company entered into a consulting agreement with Sagitta Corporation. The Consultant has contacts in Japan that are potential candidates to license certain of the Company’s intellectual property. In December 2002, Sagitta Corporation was issued a warrant to purchase an aggregate of 5,000 shares of common stock at a price of $0.15 per share exercisable until December 5, 2005.

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

Product Liability; Availability of Insurance

The design, development and manufacture of the Company’s proposed products involve an inherent risk of product liability claims and associated adverse publicity. The Company obtained clinical trial product liability insurance for its Panavirâ Phase I human clinical trial and intends to obtain insurance for future clinical trials of

Panavirâ, Vantoxâ, and other potential products under development, and for potential product liability associated with the commercial sale of the Company’s proposed products. There can be no assurance the Company will be able to obtain or maintain insurance for any of its clinical trials or proposed commercial products. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms or at all. The Company will also be exposed to product liability claims in the event that, among other things, the use of its proposed nutraceutical products result in injury.

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

Item 2.    PROPERTIES

Vyrex Corporation rents an 800 square foot administrative facility located in La Jolla, California and off site file storage units. Current monthly rental on all facilities is approximately $1,700.

Item 3.    LEGAL PROCEEDINGS

None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock began trading on the Over-The-Counter Bulletin Board on October 22, 1998 under the symbol “VYRX”. The over-the-counter market quotations provided reflect inter-dealer prices, without retail mark-ups, mark-down or commission and may not represent actual transactions. The following table sets forth the range of high and low sales prices for the Common Stock on the Nasdaq Small Capitalization Market for the periods indicated:

		High	Low
January 1, 2001	March 31, 2001	$0.875	$0.4375
April 1, 2001	June 30, 2001	$0.80	$0.37
July 1, 2001	September 30, 2001	$0.45	$0.19
October 1, 2001	December 31, 2001	$0.35	$0.20
January 1, 2002	March 30, 2002	$0.42	$0.20
April 1, 2002	June 30, 2002	$0.38	$0.20
July 1, 2002	September 30, 2002	$0.25	$0.16
October 1, 2002	December 31, 2002	$0.16	$0.11

As of March 15, 2003, the Company’s Common Stock was held by approximately 600 stockholders of record. The Company has never paid cash dividends and does not anticipate paying any cash dividends in the foreseeable future.

Item 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein

Critical Accounting Policies

The financial statements of Vyrex Corporation are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires our management to make estimates and assumptions about future events that effect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of financial statements.

Revenue Recognition

Licensing and royalty revenue from royalty agreements is recognized in accordance with the terms of the specific agreement, which generally includes a monthly minimum payment by the licensee.

Recent Accounting Developments

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement 146”). Management does not believe that the adoption of Statement 146 will have a material impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure (“SFAS 148”), which amended SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the chosen method on reporting results. The provisions of SFAS No.148 are effective for annual periods ending December 15, 2002, and for interim periods beginning after December 15, 2002. Management does not believe that the adoption of SFAS 148 will have a material impact on the Company’s financial position or results of operations.

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

With the ever increasing difficulty of biotechnology companies being able to raise funds in the capital markets, the Company has and is continuing to seek collaborative partners to license its existing technology with a view to raise funding. In addition, the Company’s short-term strategy will be to continue efforts to commercialize existing technology and to selectively defer research and development activity until such time as the Company has adequate operating funds. During 2002, the Company continued to reduce operating expenses. The net loss for 2002 amounted to $4,000 compared to $202,000 in 2001. As of December 31, 2002, the Company’s accumulated deficit was approximately $13,243,000.

The Company’s business is subject to significant risks, including the risks inherent in its research and development efforts, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and competition from other biotechnology companies. See “Risk Factors.”

Results of Operations

Years ended December 31, 2002 and 2001

The Company licensed a natural form of boron covered by US Patent No. 5,962,049, and developed and was issued US Patent No. 6,071,545 for novel Metallic Oligopeptide Complexes June 6, 2000 covering several mineral complexes for both nutritional and pharmaceutical applications. The patent covers a novel chromium complex, chromium carnosinate, which the Company believes is superior to the other forms of chromium supplements currently on the market. In August 2000, the Company entered into an agreement sublicensing the boron complex patent and licensing the chromium mineral complex covered by the Metallic Oligopeptide Complexes Patent with FutureCeuticals, a division of Van Drunen Farms, to develop and market these proprietary nutraceutical compounds. The agreement included an up front license fee of $25,000 and an additional license fee of $75,000 upon attaining $75,000 in initial sales of products developed and commercialized that are covered by the licensed technology. After meeting certain development, approval and commercialization criteria, the licensee shall pay the Company the greater of an escalating minimum monthly royalty payment or a total gross royalty of 30% of gross revenue from the sale of licensed products. Of the 30% gross royalty, licensee shall credit and allocate 5% to further research and development of the products and pay the remaining 25% to the Company. The Company received royalty income of $10,000 in 2001 and $47,500 in 2002. FutureCeuticals reached $75,000 in sales in December 2002 allowing the remaining license fee balance of

7$75,000 to be recorded in accounts receivable and revenues in 2002. The cash payment was received and deposited in January 2003. FutureCeuticals formulated, tested, manufactured and is currently selling boron and chromium complexes as raw materials to manufacturers and distributors of nutritional supplements. Boron is marketed under the trade name FruiteX-B™ and Chromium under the trade name CarnoChrome™. FrutureCeuticals has conducted a number of studies reflecting the primary activities and benefits of both products. An open label preliminary pilot study was conducted at the Department of Orthopedic Medicine, University of Novi Sad, Novi Sad, Yugoslavia on 20 subjects with mild to severe osteoarthritis. 79% of the study volunteers suffering mild to moderate osteoarthritis experienced a reduction of joint pain, stiffness and inflexibility after taking 6 mg of FruiteX-B™ per day for 8 weeks. 50% of the study volunteers suffering severe osteoarthritis experienced a reduction of joint pain, stiffness and inflexibility after taking 12 mg of FruiteX-B™ per day for 8 weeks. In a study conducted at the Department of Biochemistry, University of Wisconsin, bone ash increased by 5.8% in Vitamin D deficient animals supplemented with FruiteX-B™ as compared to animals that did not receive the supplementation. 25-OH-Vitamin D-3 serum level was raised an average of 24% in a group of 11 patients during a 60 day consumption of 6 mg of FruiteX-B™ per day. In studies conducted by FutureCeuticals, CarnoChrome™ has been found to: reduce both fasting and postprandial (after mealtime) hyperglycemia by up to 25%, lower glycosylated hemoglobin levels by up to 15%, decrease triglyceride levels by up to 35%, effectively stimulate glucose uptake into human skeletal muscle cell in vitro, and stimulate fusion of myoblasts and formation of myotubes in vitro. In order to allocate additional funds to conduct new scientific studies designed to prove the superiority of CarnoChrome™ and FruiteX-B™ over competitive products, hire a proven product manager to specifically oversee the marketing and sales of CarnoChrome™ and FruiteX-B™ and fund the development of new products based on technology licensed from the Company, the agreement between FutureCeuticals and the Company was amended on February 17, 2003. Under the terms of the amended agreement, the Company will receive a 15% royalty on gross sales of licensed product in a calendar year less than $3,000,000 and 20% of gross sales equal to or in excess of $3,000,000. There is a minimum guaranteed royalty payment of $90,000 in 2003, $150,000 in 2004 and $180,000 in 2005. There can be no assurance that a significant market will develop for the products or that any products will continue to produce any revenue for the Company.

Since January 2002, the Company’s major activities consisted of reducing overhead and debt, seeking additional licensing opportunities for its intellectual properties and joint ventures to market its nutraceutical products and initiating the research necessary to take its drug candidates forward into clinical trials. To supplement its existing resources, the Company will require additional capital from the sale of debt or equity. There can be no assurance that such capital will be available on favorable terms, or at all, and if additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.

Research and development expenses decreased $3,000 to $3,000 in 2002 compared to $6,000 in 2001. The decrease in research and development expenses is attributed to the fact there were no purchased services and part of the annual boron license fee was waived. This waiver was in consideration of receiving lab equipment as payment for two years of license fees. Expenses were limited to general office expenses.

Marketing and selling expenses were minimal in 2002 compared to $4,000 in 2001. General and administrative expenses decreased $85,000 to $110,000 in 2002 compared to $195,000 in 2001. Expenses were limited to consulting fees, maintenance of patents, and general office expenses such as rent, accounting services, telephone expenses, utility expenses and postage.

Net loss decreased $198,000 to $4,000 in 2002 compared to $202,000 in 2001. Basic and diluted loss per share decreased $0.02 to $0.00 in 2002 compared to $0.02 in 2001. The lower net loss per common share is principally due to the decrease in the net loss.

Liquidity and Capital Resources

The Company has financed its operations since inception through the sale of debt and equity securities. As of December 31, 2002, the Company had working capital of $4,470 compared to a working capital deficit of $157,045 at December 31, 2001.

For the year ended December 31, 2002, the Company used $72,000 of cash in operating activities, compared to $174,000 during 2001. The decrease in cash usage was primarily related to decrease in consulting fees, legal fees and general operating expenses. Salaries to administrative and science staff have been deferred until such time as the Company has the funds to fund the payroll. During the 3rd quarter of 2002, two former employees forgave previously accrued compensation totaling $140,978. This amount has been treated as a contribution to the Company and, accordingly, added to additional paid-in capital instead of a reduction of expenses in the accompanying financial statements. As of December 31, 2002, accrued payroll amounted to approximately $48,000.

While the Company may have revenues during 2003, it is not anticipated that they will be significant and therefore without additional financing it is uncertain whether the Company can continue as a going concern. The Company is actively pursuing collaborations with potential partners in both the pharmaceutical and nutraceutical divisions with the objective of raising financing to enable the Company to continue operations. The Company does not currently have any commitments for financing. On March 22, 1999, the Company obtained a loan for $100,000 at 10% interest. The loan was originally due and payable on March 22, 2000, and is collateralized by the general assets of the Company with applicable provisions of the Uniform Commercial Code. The principal amount of the loan was increased in August of 1999 to $160,000. The loan was renegotiated to provide that the interest only on the $100,000 was due and payable on March 22, 2000, and interest only on the $60,000 was due and payable on August 17, 2000. The March 22, 2000 and August 17, 2000 interest payments were paid within the prescribed terms. The remaining principal balance was extended one year and was due and payable on March 22, 2001. In January 2001, the Company agreed with the holder of the two promissory notes to extend the maturity of such notes to March 22, 2002. Interest on the $100,000 note in the amount of $8,000 was due and payable on March 22, 2001, and interest on the $60,000 note in the amount of $4,800 was due and payable on August 17, 2001. The March 22, 2001 and August 17, 2001 interest payments were paid within the prescribed terms. All principal and accrued and unpaid interest at the rate of 8% per annum on each note was due and payable on March 22, 2002. In consideration of such extension in March 2000, the Company issued the debt holder an option exercisable for two years to purchase 50,000 shares of Common Stock at a price of $0.50 per share. Furthermore, the Company amended the $60,000 note to make it convertible at any time prior to maturity into 100,000 shares of Common Stock at a price of $0.60 per share in increments of not less than 20,000 shares.

On March 5, 2002, the note holder agreed to extend the principal balance which bears interest at an annual rate of 8% for a period of one year making it due and payable on March 22, 2003. In consideration of the extension, the option to purchase 50,000 shares at $0.50 per share and the option to convert the $60,000 portion of the note into 100,000 shares of Vyrex Common Stock at a purchase price of $0.60 per share have been increased by one year respectively. In the event of prepayment of the note, the note holder will retain the right to purchase 100,000 shares at $0.60 per share until March 22, 2003. The interest portion of the note due and payable on March 22, 2002 in the amount of $10,858 was paid within the prescribed terms.

On March 10, 2003, the Company obtained a commitment from a private investor to loan the Company $200,000 in the form of a three year convertible note at an interest rate of 10% per annum. Interest to be paid semiannually with the principal due and payable at the end of the third year. The investor has the option to convert the principal amount into shares of Vyrex Common Stock at a price of $0.25 per share during the first year, $0.50 per share the second year and $0.75 per share the third year. Further, in connection with the Promissory Note, the investor will be issued warrants, exercisable within three years from the date of issuance, entitling the investor to purchase 100,000 shares of Vyrex Common Stock at an exercise price of $0.11 per share.

Management anticipates, but cannot assure, that the $75,000 license fee payment received in January 2003, the minimum guaranteed royalty payments of $90,000 in 2003 based on the FutureCeutical license agreement and the proceeds of $27,500 from the new loan commitment in excess of amounts needed to repay the old note will provide the Company with the funds necessary to continue operations through 2003. The Company does not have any lease or other commitments. The Company does not have an existing bank line of credit or other form of revolving or renewable credit facility.

Plan of Operation

The Company will continue to work with FutureCeuticals to develop new studies designed to help increase market share of its licensed products, FruiteX-B™ and CarnoChrome™. The Company will take a more active roll in the development and marketing of profofol phosphate currently licensed to Immune Response Corporation. In addition to working with our existing partners, the Company will continue to focus its efforts and resources on developing new strategic relationships concerning the development, manufacturing and marketing of additional antioxidant pharmaceutical and nutraceutical compounds.

Item 7.    FINANCIAL STATEMENTS

The financial statements of the Company and other information required by this item are set forth herein in a separate section beginning with the Index to the Financial Statements on page F-1.

Item 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable

Item 8. CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

PART III

Item 9. DIRECTORS,	EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS. COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by Item 9 of Form 10-K SB is incorporated by reference to the information contained in the section captioned “Election of Directors” and “Compliance with Section 16(a) of the Exchange Act” in the Registrants definitive proxy statement for the Annual Meeting of Shareholders (“Proxy Statement”) to be filed with the Commission on or before April 30, 2003.

Item 10.    EXECUTIVE COMPENSATION.

The information required by Item 10 of Form 10-K SB is incorporated by reference to the information contained in the section captioned “Executive Compensation” in the Proxy Statement to be filed with the Commission on or before April 30, 2003.

Item	11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by Item 11 of Form 10-K SB is incorporated by reference to the information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement to be filed with the Commission on or before April 30, 2003.

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 12 of Form 10-K SB is incorporated by reference to the information contained in the section captioned “Certain Relationships and Related Transactions” in the Proxy Statement to be filed with the Commission on or before April 30, 2003.

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

Signature	Title	Date

/s/ SHELDON S. HENDLER	Director	March 28, 2003

/s/ G. DALE GARLOW	Director	March 28, 2003

/s/ RICHARD G. MCKEE, JR.	Director	March 28, 2003

/s/ TOM K. LARSON, JR.	Director	March 28, 2003

/s/ MICHAEL L. EAGLE	Director	March 28, 2003

VYREX CORPORATION

Annual Report on Form 10-KSB

Year Ended December 31, 2002

Exhibit Index

Exhibit Number	Description

3.1	Bylaws*

23.1	Consent of Independent Public Accountants

*	Previously Filed

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, G. Dale Garlow, certify that:

1. I have reviewed this annual report on Form 10-KSB of Vyrex Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated: March 28, 2003	By:	/s/ G. DALE GARLOW
G. Dale Garlow Chief Executive Officer

VYREX CORPORATION

(a development stage enterprise)

INDEX TO FINANCIAL STATEMENTS

Page
Report of J.H. Cohn LLP, Independent Public Accountants	F-2
Balance Sheets	F-3
Statements of Operations	F-4
Statements of Stockholders’ Deficiency	F-5-7
Statements of Cash Flows	F-8
Notes to Financial Statements	F-9-15

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders

Vyrex Corporation

We have audited the accompanying balance sheets of VYREX CORPORATION (a development stage enterprise) as of December 31, 2002 and 2001, and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended, and for the period from January 2, 1991 (date of inception) through December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the years ended December 31, 1998, 1997 and 1996 were audited by other auditors whose reports dated March 15, 1999 (except as to Note 10 to the 1998 financial statements for which the date was March 29, 1999) and February 12, 1998, expressed unqualified opinions and included explanatory paragraphs discussing uncertainty regarding Vyrex Corporation’s ability to continue as a going concern. Total revenues and net losses for the three years ended December 31, 1998, 1997 and 1996 were $1,600 and $8,504,866, respectively. Our opinion on the statements of operations, stockholders’ deficiency and cash flows for the period from January 2, 1991 (inception) through December 31, 2002, insofar as it relates to amounts for the years ended December 31, 1998, 1997 and 1996, is based solely on the reports of other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Vyrex Corporation (a development stage enterprise) at December 31, 2002 and 2001, and its results of operations and cash flows for the years then ended and for the period from January 2, 1991 (date of inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

J.H. COHN LLP

San Diego, California

March 10, 2003

VYREX CORPORATION

(a development stage enterprise)

BALANCE SHEETS

	December 31
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$3,026	$60,003
Accounts receivable	80,000
Prepaid assets		529

Total assets	$83,026	$60,532

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable and accrued liabilities	$78,556	$212,577
Notes payable to related party		5,000

Total current liabilities	78,556	217,577
Notes payable to related party	5,000
Notes payable	160,000	160,000

Total liabilities	243,556	377,577

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 8,492,867 and 8,342,867 issued and outstanding in 2002 and 2001	8,493	8,343
Additional paid-in capital	13,074,025	12,913,897
Deficit accumulated during the development stage	(13,243,048)	(13,239,285)

Total stockholders’ deficiency	(160,530)	(317,045)

Total liabilities and stockholders’ deficiency	$83,026	$60,532

See accompanying notes.

VYREX CORPORATION

(a development stage enterprise)

STATEMENTS OF OPERATIONS

	Years ended December 31,		Cumulative from Inception
	2002	2001
Licensing and royalty revenue	$122,500	$12,170	$575,699

Operating expenses:
Research and development	3,029	5,595	6,441,372
Marketing and selling	448	4,080	437,630
General and administrative	109,848	194,778	5,953,006

Total operating expenses	113,325	204,453	12,832,008

Income (loss) from operations	9,175	(192,283)	(12,256,309)

Other income (expense):
Interest income	362	4,240	475,054
(Loss) on disposal of fixed assets	—	—	(12,605)
Interest expense	(13,300)	(14,142)	(99,288)
Charge from issuance of stock options for bridge financing	—	—	(1,349,900)

Total other expense	(12,938)	(9,902)	(986,739)

Net loss	$(3,763)	$(202,185)	$(13,243,048)

Net loss per share—basic	$(0.00)	$(0.02)	$(1.90)

Shares used in per share computations	8,466,977	8,342,867	6,974,398

See accompanying notes.

VYREX CORPORATION

(a development stage enterprise)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	Common stock		Additional paid-in Capital	Deficit accumulated during the development stage	Total stockholders’ equity (deficiency)
	Shares	Amount
Issuance (at $.002 per share) for acquisition of technology retroactively reduced for 150,000 shares returned and retired on October 1, 1995	3,350,000	$3,350	$3,350	$—	$6,700
Issuance (at $.002 per share) for cash	500,000	500	500		1,000
Issuance (at $1.00 per share) for cash	800,000	800	799,200	—	800,000
Issuance as compensation (at $1.00 per share)	32,500	33	32,467	—	32,500
Issuance (at $2.00 per share) upon conversion of note payable	100,000	100	199,900	—	200,000
Issuance (at $3.00 per share) for cash, net of issuance costs of $4,086	33,000	33	94,881	—	94,914
Net loss	—	—	—	(1,085,932)	(1,085,932)

Balance at December 31, 1993	4,815,500	4,816	1,130,298	(1,085,932)	49,182
Issuance (at $3.00 per share) for cash, net of issuance costs of $21,000	99,000	99	275,901	—	276,000
Issuance (at $3.00 per share) in lieu of finder’s fee	7,000	7	20,993	—	21,000
Issuance (at $3.00 per share) in lieu of finder’s fee	5,000	5	14,995	—	15,000
Issuance (at $3.00 per share) for cash, net of issuance costs of $41,844	24,990	25	33,101	—	33,126
Net loss	—	—	—	(467,683)	(467,683)

Balance at December 31, 1994	4,951,490	4,952	1,475,288	(1,553,615)	(73,375)
Issuance (at $3.00 per share) for cash, net of issuance costs of $46,976	149,940	150	402,694	—	402,844
Issuance (at $3.00 per share) in settlement of account payable	6,041	6	18,117	—	18,123
Issuance (at par value) as compensation for services related to prior issuances of common stock	83,000	83	(83)	—	—
Issuance (at $3.00 per share) as compensation for services related to offering	13,334	13	39,989	—	40,002
Issuance (at $3.00 per share) of options for 450,000 shares as compensation for arranging bridge financing	—	—	1,349,900	—	1,349,900
Net loss	—	—	—	(1,854,584)	(1,854,584)

Balance at December 31, 1995	5,203,805	5,204	3,285,905	(3,408,199)	(117,090)
Proceeds from initial public offering (at $6.50 per unit), net of issuance costs of $1,135,453	1,057,097	1,057	5,734,620	—	5,735,677
Sale of option to purchase 300,000 shares (at $3.00 per share)	—	—	50,000	—	50,000
Exercise of stock options (at $3.00 per share) for cash	300,000	300	899,700	—	900,000
Conversion of notes payable and related accrued interest (at $3.00 per share)	86,015	86	257,959	—	258,045
Exercise of stock options (at $.00022 per share) for cash	450,000	450	(350)	—	100
Issuance of units as compensation for legal services (at $4.55 per share)	24,292	24	110,505	—	110,529
Net loss	—	—	—	(1,820,614)	(1,820,614)

Balance at December 31, 1996	7,121,209	7,121	10,338,339	(5,228,813)	5,116,647

(Continued)

VYREX CORPORATION

(a development stage enterprise)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY—(Continued)

	Common stock		Additional paid-in capital	Deficit accumulated during the development stage	Total stockholders’ equity (deficiency)
	Shares	Amount
Balance at December 31, 1996	7,121,209	$7,121	$10,338,339	$(5,228,813)	$5,116,647
Exercise of warrants, 200 shares at $8.00 per share	200	—	1,600	—	1,600
Warrants issued in conjunction with debenture offering	—	—	62,220	—	62,220
Net loss	—	—	—	(3,295,840)	(3,295,840)

Balance at December 31, 1997	7,121,409	7,121	10,402,159	(8,524,653)	1,884,627
Issuance of stock as partial consideration for placement of debentures	8,000	8	49,992	—	50,000
Issuance of stock on conversion of debentures	227,222	227	807,414	—	807,641
Issuance of shares upon cashless exercise of stock options	66,824	67	396,513	—	396,580
Issuance of 375,000 stock options for services	—	—	87,000	—	87,000
Net loss	—	—	—	(3,388,412)	(3,388,412)

Balance at December 31, 1998	7,423,455	7,423	11,743,078	(11,913,065)	(162,564)
Issuance (at $.34 per share) for cash	119,412	120	40,480		40,600
Issuance of 47,000 stock options for services			6,580		6,580
Issuance of 250,000 warrants for services			30,500		30,500
Net loss				(788,548)	(788,548)

Balance at December 31, 1999	7,542,867	7,543	11,820,638	(12,701,613)	(873,432)
Forgiveness of accrued compensation			422,559		422,559
Issuance (at $.90 per share) for cash	300,000	300	269,700		270,000
Exercise of stock options (at $.10 per share) for cash	250,000	250	24,750		25,000
Exercise of warrants (at $.10 per share) for cash	100,000	100	9,900		10,000
Issuance (at $1.00 per share) for cash	150,000	150	149,850		150,000
Reduction of exercise price for options and warrants			148,000		148,000
Net loss				(335,487)	(335,487)

Balance at December 31, 2000	8,342,867	8,343	12,845,397	(13,037,100)	(183,360)
Issuance of 50,000 stock options for services			18,500		18,500
Issuance of 200,000 warrants for services			50,000		50,000
Net loss				(202,185)	(202,185)

Balance at December 31, 2001	8,342,867	$8,343	$12,913,897	$(13,239,285)	$(317,045)

(Continued)

VYREX CORPORATION

(a development stage enterprise)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY—(Continued)

	Common stock		Additional paid-in capital	Deficit accumulated during the development stage	Total stockholders’ equity (deficiency)
	Shares	Amount
Balance at December 31, 2001	8,342,867	$8,343	$12,913,897	$(13,239,285)	$(317,045)
Modification of stock options			2,000		2,000
Issuance of stock upon exercise of warrants at $.10 per share	150,000	150	14,850		15,000
Forgiveness of accrued compensation			140,978		140,978
Issuance of 20,000 warrants for services			2,000		2,000
Issuance of 5,000 warrants for services			300		300
Net loss				(3,763)	(3,763)

Balance at December 31, 2002	8,492,867	8,493	13,074,025	(13,243,048)	(160,530)

See accompanying notes.

VYREX CORPORATION

(a development stage enterprise)

STATEMENTS OF CASH FLOWS

	Years ended December 31,		Cumulative from Inception
	2002	2001
Operating activities
Net loss	$(3,763)	$(202,185)	$(13,243,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment charges	—	12,971	336,329
Interest receivable	—		3,506
Loss on disposal of fixed assets	—	1,059	13,664
Issuance of compensatory notes, stock, stock options and warrants	4,300	68,500	2,302,512
Changes in operating assets and liabilities:
Accounts receivable and other assets	(79,471)	(529)	20,000
Accounts payable and accrued liabilities	6,957	(51,459)	642,097
Deferred revenue	—	(2,171)	(100,000)
Accrued interest on convertible debentures	—	—	9,041

Net cash used in operating activities	(71,977)	(173,814)	(10,015,899)

Investing activities
Purchase of short-term investments	—	—	(8,440,442)
Sale of short-term investments	—	—	8,467,931
Purchases of fixed assets	—	—	(209,595)
Proceeds on sale of fixed assets	—	—	10,000
Patent, trademark and copyright costs	—	—	(133,519)
Other assets, including notes receivable from related parties	—	—	(4,202)

Net cash used in investing activities	—	—	(309,827)

Financing activities
Net proceeds from issuance of common stock	—	—	7,889,808
Exercise of stock options and sale of options		—	975,100
Exercise of warrants	15,000	—	25,000
Proceeds from short-term loan	—	—	867,730
Proceeds from note payable	—	—	591,114
Repayment of note payable	—	(5,000)	(20,000)
Advances from potential investors	—	—	100,000
Repayment of advances	—	—	(100,000)

Net cash provided by (used in) financing activities	15,000	(5,000)	10,328,752

Net increase (decrease) in cash and cash equivalents	(56,977)	(178,814)	3,026
Cash and cash equivalents, beginning of the period	60,003	238,817	—

Cash and cash equivalents, end of the period	$3,026	$60,003	$3,026

Supplemental cash flow information
Conversion of notes payable and related accrued interest			$258,045

Issuance of stock as consideration for conversion of debentures			$857,641

Issuance of stock upon cashless exercise of stock options			$396,580

Warrants issued in connection with convertible debentures			$62,220

Forgiveness of debt	$140,978		$563,537

See accompanying notes.

VYREX CORPORATION

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

1.    Basis of Presentation and the Company

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of Vyrex Corporation (the “Company”) as a going concern and the realization of the Company’s assets and the satisfaction of its liabilities in the normal course of business. As of December 31, 2002, the Company has an accumulated deficit of $13,243,048 and stockholders’ deficiency of $160,530. Due to the Company’s recurring losses and stockholders’ deficiency, there can be no assurance that the Company will be able to obtain additional operating capital, which may impact the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

The Company’s major activities through December 31, 2002 have been limited to out-sourcing research and development related to its proposed products and raising funds for such activities. These activities have not generated any significant revenues; accordingly, the Company has been in the development stage since its inception. Successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenue adequate to support the Company’s cost structure. There can be no assurance that the Company will be successful in these areas. To supplement its existing resources, the Company will require additional capital through the sale of debt or equity. There can be no assurance that such capital will be available on favorable terms, or at all, and if additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.

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

VYREX CORPORATION

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS—(Continued)

2.    Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consists of cash and highly-liquid U.S. Government securities with maturities of three months or less when acquired.

Stock Options and Warrants

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

Options and warrants granted to consultants and other nonemployees are valued based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable, and expensed over the term of the consulting or other agreements.

Revenue Recognition

Licensing and royalty revenue from royalty agreements is recognized in accordance with the terms of the specific agreement, which generally includes a monthly minimum payment by the licensee.

Income Taxes

The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in future periods based on enacted laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the periods presented. Diluted earnings per share have not been presented because the assumed conversion of convertible notes payable and the exercise of the Company’s outstanding options and warrants would have been antidilutive. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. The number of shares potentially issuable at December 31, 2002 and 2001 upon the conversion or exercise that were not included in the computation of net loss per share totaled 2,934,259 and 3,220,259, respectively.

VYREX CORPORATION

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

3.    Related Party Transactions

Note Payable

The Company has an outstanding note payable to a related party totaling $5,000 at December 31, 2002. The note is unsecured, bears interest at an annual rate of 10% and has a maturity date of June 2, 2003.

Forgiveness of Debt

Current and former employees of the Company forgave accrued salaries and vacation amounting to $140,978 during 2002. The amount forgiven was credited to additional paid-in capital.

4.    Warrants

Activity with respect to warrants for the purchase of the Company’s common stock is summarized as follows:

	Warrants Outstanding	Exercise Price	Weighted Average Exercise Price
Balance at January 1, 2001	150,000	$0.10	$0.10
Issued	200,000	$0.30	$0.30

Balance at December 31, 2001	350,000	$0.10–$0.30	$0.21
Exercised	(150,000)	$0.10	$0.10
Issued	25,000	$0.15–$0.37	$0.33

Balance at December 31, 2002	225,000	$0.15–$0.37	$0.30

The warrants outstanding at December 31, 2002 will expire on November 18, 2004, March 31, 2005 and December 5, 2005, respectively.

During 2002, the Company issued 25,000 warrants for the purchase of common stock at a weighted average price of $.33 per share in exchange for consulting services. The fair value of the warrants was $2,300 and has been charged to general and administrative expenses in the accompanying 2002 statement of operations.

5.    License and Collaboration Agreements

On August 1, 1997, the Company entered into a collaboration agreement with The Immune Response Corporation, Inc. to develop treatments for spinal cord and other central nervous system traumas. The agreement calls for a 50% split of any funds raised or profits realized in connection with the venture. As part of the agreement, the Company licensed its CD-Tagging technology to The Immune Response Corporation, Inc. for use in the research and development of products within the scope of the venture for the treatments mentioned above.

On August 29, 2000, the Company entered into a license agreement with VDF Futureceuticals, Inc. (“VDF”). The agreement calls for the licensee to manufacture certain chromium and boron compounds and/or

VYREX CORPORATION

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS—(Continued)

complexes, including method and know-how, which compounds and/or complexes are covered by U.S. patents. The Company received license fees of $25,000 in 2000 after signing this agreement, $10,000 after the boron compound was launched in 2001 and $75,000 after it generated $75,000 of sales of the licensed products in 2002. VDF also agreed to pay the Company a total gross royalty of 15% of gross revenue derived from the sale of licensed products.

To assist in the further development of Vyrex’s proprietary compound Panavir®, the Company entered into a Collaboration Agreement with Biological Business Creativity, LLC (“BBC”). In November 2001, BBC was issued a warrant to purchase an aggregate of 200,000 shares of common stock at a price of $0.30 per share exercisable until November 18, 2004. The fair value of the warrants was $50,000 and has been charged to general and administrative expenses in the accompanying 2001 statement of operations. In addition, the BBC was granted a license to certain claims of Vyrex’s United States Patent Number 4,985,465, Method for Inhibiting Viral and Retroviral Infections dated January 15, 1991. BBC will pay royalties to Vyrex equal to (a) 25% of the gross margin for those products sold by BBC and (b) 25% of the gross revenues for the technology or products (sub) licensed to third parties.

6.    Concentration of Credit Risk

The Company maintains its cash and cash equivalent balances primarily in one financial institution.

7.    Income Taxes

At December 31, 2002, the Company had net operating loss carryforwards available to reduce future taxable income, if any, of approximately $16,039,000 and $7,113,000 for Federal and California income tax purposes, respectively. The Federal net operating loss begins to expire in 2006. Some of the Company’s California net operating losses expired during 2002. The remaining California net operating losses have been suspended for two years and will begin to expire in 2007. The difference between the Federal and California tax loss carryforwards is primarily related to the expiration of California loss carryforwards. At December 31, 2002, the Company also had research and development credit carryforwards of approximately $486,000 and $162,000 for Federal and state income tax reporting purposes, respectively. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three year period.

Temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes (the loss and tax credit carryforwards described above) give rise to the Company’s deferred income taxes. The components of the Company’s deferred tax assets as of December 31, 2002 and 2001 are as follows:

	2002	2001
Net operating loss carryforwards	$6,082,000	$6,677,000
Research and development credit carryforwards	648,000	648,000
Other	119,000	183,000

	6,849,000	7,508,000
Valuation allowance	(6,849,000)	(7,508,000)

	$—	$—

VYREX CORPORATION

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS—(Continued)

As the ultimate realization of the potential benefits of the Company’s net operating loss carryforwards is considered unlikely by management, the Company has offset the deferred tax assets attributable to those potential benefits through valuation allowances in 2002 and 2001 and, accordingly, the Company did not recognize any credits for income taxes in the accompanying statements of operations to offset its pre-tax losses. The valuation allowance decreased by $659,000 in 2002 and increased by $178,000 in 2001.

8.    Stock Option Plan

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

During 2001, the Company issued 50,000 options for the purchase of common stock at $.50 per share in exchange for consulting services. The fair value of the options was $18,500 and has been charged to general and administrative expenses in the accompanying 2001 statement of operations.

Activity with respect to the stock option plan is summarized as follows:

	Stock Options Outstanding	Option Exercise Price	Weighted-Average Exercise Price
Balance at December 31, 2000	2,180,259
Granted	665,000	$0.37–$0.50	$0.39
Canceled	(75,000)	$3.00	$3.00

Balance at December 31, 2001	2,770,259
Granted	25,000	$0.25	$0.25
Canceled	(186,000)	$6.00	$6.00

Balance at December 31, 2002	2,609,259

Shares available for grant at December 31, 2002	1,265,741

Following is a further breakdown of the options outstanding as of December 31, 2002:

Range of Exercise Prices	Outstanding Options	Weighted-Average Remaining Life in Years	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price of Options Exercisable
$0.10–$0.56	1,857,000	6.32	$0.39	1,652,458	$0.40
$3.00	398,668	4.37	3.00	384,085	3.00
$5.75–$7.50	353,591	4.94	5.94	353,591	5.94

	2,609,259	5.83	1.54	2,390,134	1.64

VYREX CORPORATION

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company has elected to follow APB 25 for options granted to employees. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.75% and 5.04%, dividend yield of 0%; the volatility factor of the expected market price of the Company’s common stock of 55% and 153% in 2002 and 2001, respectively, and a weighted-average expected life of the options of 60 months in 2002 and 48 months in 2001.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	2002	2001
Pro forma net loss	$(42,000)	$(742,000)
Pro forma net loss per share	$(0.00)	$(0.09)

The weighted-average fair value of options granted in 2002 and 2001 was $0.06 and $0.34, respectively.

9.    Notes Payable and Related Conversion and Stock Options

At December 31, 2002 and 2001, the Company has outstanding notes payable with an aggregate principal balance of $160,000 which bear interest at an annual rate of 8%. Accrued interest of approximately $10,000 at December 31, 2002 is included in accounts payable and accrued expenses in the accompanying 2002 balance sheet. These notes had an original maturity date of March 22, 2000 and have been extended two times through March 22, 2003 (see Note 11). They are collateralized by substantially all of the Company’s assets. One note with a principal balance of $60,000 contains an option for the conversion of the note into 100,000 shares of common stock at a price of $0.60 per share exercisable until March 22, 2003. In connection with the extension of the maturity of this debt during 2000, the Company granted the noteholder an option to purchase 50,000 shares of common stock at a price of $.50 per share. The option was due to expire two years from the date of grant.

On March 5, 2002, the noteholder agreed to extend the maturity date for a period of one-year making it due and payable on March 22, 2003. In consideration of the extension, the terms of the option to purchase 50,000 shares at $0.50 per share and the option to convert $60,000 of principal into 100,000 shares of common stock at $0.60 per share have been increased by one year respectively. The fair value of the new option in excess of the value of the prior option at the date of amendment of $2,000 has been charged to general and administrative expenses in the accompanying 2002 statement of operations. In the event of prepayment of the note, the noteholder will retain the right to purchase 100,000 shares at $0.60 per share until March 22, 2003. The interest portion of the note due and payable on March 22, 2002 was paid per the agreement.

10.    Contingencies

Due to cash constraints, the Company has been unable to remain current in the payment of insurance premiums. As a result, no insurance coverage is in effect for the Company at December 31, 2002.

VYREX CORPORATION

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS—(Continued)

11.    Subsequent Events

On March 10, 2003, the Company obtained a commitment from a private investor to loan the Company $200,000 in exchange for the issuance of a convertible note with an interest rate of 10% per annum. Interest is to be paid quarterly with the principal due and payable at the end of the third year. The investor has the option to convert the principal amount into common stock at a price of $0.25 per share during the first year, $0.50 the second year and $0.75 the third year. The investor will be issued warrants, exercisable within three years from the date of issuance, entitling the investor to purchase 100,000 shares of common stock at an exercise price of $0.11 per share. The funds will be used to pay off the notes payable and the related party note with the remainder used for general operating purposes.