Form 10QSB
period 2003-09-30
VYREX CORP
filed 2003-11-13
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2003

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

As of September 30, 2003, there are 8,492,867 shares of common stock, par value $.001, outstanding and warrants to purchase 325,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format

Yes  ☐    No  ☒

Vyrex Corporation

Index to Form 10-QSB

PART I Financial Information

Item 1. Financial Statements

Vyrex Corporation

(a development stage enterprise)

Condensed Balance Sheets

	Sep 30, 2003	Dec 31, 2002
	Unaudited	(Note 1)
Assets
Cash and cash equivalents	$13,675	$3,026
Accounts receivable	22,500	80,000

Total assets	$36,175	$83,026

Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable and accrued liabilities	$63,970	$78,556

Total current liabilities	63,970	78,556
Notes payable to related parties		5,000
Notes payable, net	195,500	160,000

Total liabilities	259,470	243,556

Commitments and contingencies
Stockholders’ deficiency:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 8,492,867 issued and outstanding	8,493	8,493
Additional paid-in capital	13,080,025	13,074,025
Deficit accumulated during the development stage	(13,311,813)	(13,243,048)

Total stockholders’ deficiency	(223,295)	(160,530)

Total liabilities and stockholders’ deficiency	$36,175	$83,026

See accompanying notes.

Vyrex Corporation

(a development stage enterprise)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative From Inception
	2003	2002	2003	2002
Licensing and royalty revenue	$22,500	$15,000	$67,500	$32,500	$643,199

Operating expenses:
Research and development	9,334	694	11,604	2,380	6,452,976
Marketing and selling	298	17	298	393	437,928
General and administrative	23,304	26,245	109,440	87,892	6,061,387

Total operating expenses	32,936	26,956	121,342	90,665	12,952,291

Loss from operations	(10,436)	(11,956)	(53,842)	(58,165)	(12,309,092)

Other income (expense):
Interest income	35	19	279	276	475,333
Loss on disposal of fixed assets	—	—	—	—	(13,664)
Interest expense	(5,541)	(3,353)	(15,202)	(9,948)	(114,490)
Charge from issuance of stock options for arranging bridge financing costs	—	—	—	—	(1,349,900)

Total other income (expense)	(5,506)	(3,334)	(14,923)	(9,672)	(1,002,721)

Net loss	$(15,942)	$(15,290)	$(68,765)	$(67,837)	$(13,311,813)

Net loss per share—basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	8,492,867	8,492,867	8,492,867	8,458,124

See accompanying notes.

Vyrex Corporation

(a development stage enterprise)

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months ended		Cumulative From Inception
	Sep 30, 2003	Sep 30, 2002
Operating activities
Net loss	$(68,765)	$(67,837)	$(13,311,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment charges			336,329
Accretion of debt discount	1,500		1,500
Interest receivable			3,506
Loss on disposal of fixed assets			13,664
Issuance of compensatory notes, stock, stock options and warrants		4,000	2,302,512
Changes in operating assets and liabilities:
Accounts receivable and other assets	57,500	(6,971)	77,500
Accounts payable and accrued liabilities	(14,586)	383	627,511
Deferred revenue			(100,000)
Accrued interest on convertible debentures			9,041

Net cash used in operating activities	(24,351)	(70,425)	(10,040,250)

Investing activities
Purchase of short-term investments			(8,440,442)
Sale of short-term investments			8,467,931
Purchases of fixed assets			(209,595)
Proceeds on sale of fixed assets			10,000
Patent, trademark and copyrights costs			(133,519)
Other assets, including notes receivable from related parties			(4,202)

Net cash used in investing activities			(309,827)

Financing activities
Net proceeds from issuance of common stock			7,889,808
Exercise of stock options and sale of options			975,100
Exercise of warrants		15,000	25,000
Proceeds from short-term loan			867,730
Proceeds from note payable	200,000		791,114
Repayment of note payable	(165,000)		(185,000)
Advances from potential investors			100,000
Repayment of advances			(100,000)

Net cash provided by financing activities	35,000	15,000	10,363,752

Net increase (decrease) in cash and cash equivalents	10,649	(55,425)	13,675
Cash and cash equivalents, beginning of period	3,026	60,003	—

Cash and cash equivalents, end of period	$13,675	$4,578	$13,675

Supplemental disclosure of noncash financing activity
Forgiveness of debt		$140,978	$140,978

See accompanying notes.

Vyrex Corporation

(A Development Stage Enterprise)

Notes To Condensed Financial Statements

(Unaudited)

(1) Basis of Presentation

The accompanying condensed financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America for interim financial information. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of the Company’s management, the unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of the Company’s financial position as of September 30, 2003, and its results of operations and cash flows for the three and nine months ended September 30, 2003 and 2002. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and notes thereto included in Vyrex’s Form 10-KSB for the year ended December 31, 2002.

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. As of September 30, 2003, the Company had an accumulated deficit of $13,311,813, a stockholders’ deficiency of $223,295 and negative working capital of $27,795. Due to the Company’s recurring losses and stockholders’ deficiency, there can be no assurance that the Company will be able to obtain additional operating capital, which may impact the Company’s ability to continue as a going concern. The accompanying condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company continues to seek additional collaborative or other arrangements with larger pharmaceutical, nutraceutical and cosmetic companies, under which such companies would provide additional capital to the Company in exchange for exclusive or non-exclusive licenses or other rights to certain of the technologies and products the Company is developing. Competition for corporate partnering arrangements with these companies is intense, with a large number of biopharmaceutical companies attempting to arrive at such arrangements. Accordingly, there can be no assurance that an agreement will arise in a timely manner, or at all, or that any agreement that may be reached will successfully reduce the Company’s short-term or long-term funding requirements.

The Company’s major activities through September 30, 2003 have been limited to raising funds for outsourcing research and development of its novel technology, seeking additional collaborative partners through exclusive or non-exclusive licensing of its technology and continuing to work with its current partners to generate additional revenues based on existing licensing and royalty agreements. These activities have not generated any significant revenues; accordingly, the Company has been in the development stage since its inception. Successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenue adequate to support the Company’s cost structure. There can be no assurance that the Company will be successful in these areas. To supplement its existing resources, the Company will require additional capital through the sale of debt or equity. There can be no assurance that such capital will be available on favorable terms, or at all, and if additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.

(2) Notes Payable

On March 10, 2003, the Company obtained a commitment from a private investor to loan the Company $200,000 in exchange for the issuance of a convertible note with an interest rate of 10% per annum. Interest is to be paid quarterly with the principal due and payable at the end of the third year. The investor has the option to convert the principal amount into common stock at a price of $0.25 per share during the first year, $0.50 the second year and $0.75 the third year. The investor was issued warrants, exercisable within three years from the date of issuance, entitling the investor to purchase 100,000 shares of common stock at an exercise price of $0.11 per share. At March 31, 2003, $140,000 had been received with an additional $60,000 received in April 2003. The funds were used to pay off a portion of the 8% notes payable which had a principal amount due of $160,000 at December 31, 2002, (see Note 9 in the Form 10-KSB) and was utilized for the repayment of the $5,000 related party note with the remainder used for general operating purposes. The warrants had a fair value of $6,000 as of the date of issuance; accordingly, the Company discounted the note by $6,000 which was added to additional paid-in capital. The Company is accreting the discount on a straight-line basis over the term of the note. The Company has recognized $1,500 additional interest expense related to the accretion of this debt discount for the period ended September 30, 2003.

(3) Stock-Based Compensation

As explained in Note 8 in the Form 10-KSB, the Company accounts for stock options granted to employees based on their intrinsic values under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations”, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, and the provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123”. Since the exercise price of all of the options granted by the Company to its employees has been equal to or greater than fair value, the Company has not recognized any earned or unearned compensation costs in its financial statements in connection with those options. The Company’s historical net loss and basic net loss per share, and pro forma net loss and basic net loss per share, for the three and nine months ended September 30, 2003 and 2002 assuming compensation cost had been determined based on the fair value of all options at the respective dates of grant determined using a pricing model consistent with the provisions of SFAS 123 are set forth below:

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
	2003	2002	2003	2002
Net loss – as reported	$(15,942)	$(15,290)	$(68,765)	$(67,837)
Stock-based employee compensation expense assuming a fair value based method had been used for all awards	(13,313)	(9,500)	(39,938)	(28,500)

Net loss – pro forma	$(29,255)	$(24,790)	$(108,703)	$(96,337)

Basic loss per share – as reported	$(.00)	$(.00)	$(.01)	$(.01)

Basic loss per share – pro forma	$(.00)	$(.00)	$(.01)	$(.01)

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

Results of Operations

Three months ended September 30, 2003 and September 30, 2002

Licensing and royalty income increased $8,000 to $23,000 in the three months ended September 30, 2003 compared to $15,000 in the same period of 2002. Royalty income is comprised of our boron and carnochrome technology licensed by the FutureCeutical division of Van Drunen Farms.

General and administrative expenses decreased $3,000 to $23,000 in the current period, compared to $26,000 for the same period in 2002. Third quarter expenses were limited to maintenance of patents and general office expenses such as accounting fees, utility expenses, telephone expenses, rent and postage. Research and development expenses for the current period were $9,000 consisting of royalty expenses and purchased services.

Net loss increased $1,000 to $16,000, compared to $15,000 for the same period during 2002. Basic and diluted loss per share remained the same at $0.00 in the three months ended September 30, 2003 and 2002.

Nine months ended September 30, 2003 and September 30, 2002

Licensing and royalty income increased $35,000 to $68,000 in the nine months ended September 30, 2003 compared to $33,000 in the same period of 2002. Royalty income is comprised of our boron and carnochrome compounds licensed by the FutureCeutical division of Van Drunen Farms.

General and administrative expenses increased $21,000 to $109,000 in the current period, compared to $88,000 for the same period in 2002. Forty percent of the expenses were patent related. The remainder of the expenses was limited to general office expenses such as accounting fees, utility expenses, telephone expenses, rent and postage. Research and development expenses for the nine month period were $12,000 and consisted of royalty expenses and purchased services.

Net loss increased $1,000 to $69,000 in the nine months ended September 30, 2003 compared to $68,000 for the same period in 2002. Basic and diluted loss per share remained the same at ($0.01) for the same period during 2003 and 2002.

On June 11, 2003 the Company announced it was awarded U.S. Patent Number 6,541,613 entitled Isoflavone Derivatives. The patent covers several novel isoflavone derivatives. Isoflavones are a group of naturally occurring plant compounds, the most well known of which are found in soy. Researchers have studied isoflavones extensively and have found they possess a number of important biological activities, including antioxidant, anti-inflammatory, estrogenic and antiangiogenic activities. Clinical studies on plant-derived isoflavones have produced variable results attributed to their erratic absorption and bioavailability. The Company believes isoflavone derivatives based on technology covered by this new patent will be stable. Isoflavone derivatives have marketplace applications in dietary supplements, cosmetics and drugs. Using proprietary technology covered by the new patent the Company completed the initial synthesis and formulation of a novel compound for the cosmetic industry. Testing has been initiated to determine the effectiveness of this unique compound on skin care. There can be no assurance the Company will be able to complete the development of this technology internally or enter into a collaboration or license agreement to develop products externally.

The Company elected not to extend the term of the collaboration agreement with the Immune Response Corporation to develop the Company’s novel water soluble pro-drug of propofol. The technology is covered by U.S. Patent Number 6,254,853 BI dated July 03, 2001 for claims covering the treatment of diseases, states or conditions associated with the nervous, cardiovascular and respiratory systems. The Company is seeking new partners to aid in further development and commercialization of this unique compound. There can be no assurance the Company will enter into a new agreement to complete the development of this proprietary compound.

The Materials-Cooperative Research and Development Agreement (M-CRADA) the Company entered into with the National Institute of Neurological Disorders and Stroke to provide the Company’s proprietary compound Panavir® for NINDS to conduct a study to determine if the compound would aid in the prevention of delayed cerebral vasospasm in a primate model of subarachnoid hemorrhage has expired. NINDS thanked the Company for its participation in the collaboration. The results of the study were inconclusive.

Liquidity and Capital Resources

The Company has financed its operations since inception solely through the sales of debt and equity securities. As of September 30, 2003, the Company had negative working capital of $28,000. Net cash used by operating activities during the nine months ended September 30, 2003 was $24,000, compared to net cash used in operating activities of $70,000 for the same period during 2002.

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

There can be no assurance that any further revenues will be realized in 2003 or that they will be significant and therefore without additional financing the Company may be unable to continue as a going concern. The Company is actively pursuing collaborations with potential partners in both the pharmaceutical and nutraceutical divisions with the objective of raising financing to enable the Company to continue operations. At September 30, 2003, the Company does not have any commitments for additional financing other than the balance of the proceeds from the note payable discussed above. To date the Company has no prospects for merger or acquisition. The Company does not have any lease or other commitments. The Company does not have an existing bank line of credit or other form of revolving or renewable credit facility. There can be no assurance the Company will generate significant revenues during 2003 to continue its operations, or that funds will be available through the public or private markets.

The Company believes but cannot assure that its current cash reserves and other resources will fund the business through at least September 30, 2004. The Company does not anticipate having significant revenues in the foreseeable future and will likely be required to raise additional funds to continue operations. There can be no assurance that additional funds will be available.

Item 3. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and President, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2003 pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the principal executive officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, required to be included in the Company’s periodic SEC filings. Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(b) The Company did not file any reports on Form 8-K during the three months ended September 30, 2003

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYREX CORPORATION Registrant

By:	/s/ G. DALE GARLOW
G. Dale Garlow Chief Executive Officer