Form 10KSB
period 2003-12-31
VYREX CORP
filed 2004-03-29
CIK 933972

United States

Securities and Exchange Commission

Washington D.C. 20549

Form 10-K SB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 2003

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

☒

State issuer’s revenues for its most recent year: $90,000

State the aggregate market value of the voting and non-voting common equity held by non affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock equity, as of a date within the past 60 days: $2,208,000 as of March 15, 2004.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of latest practicable date:

Common Stock—8,492,867 as of March 15, 2004	Warrants to purchase common stock—325,000 as of March 15, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

The issuer’s definitive Proxy Statement for its Annual Meeting of Shareholders to be submitted to the commission on or before April 30, 2004 is incorporated by reference into Part III hereof.

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

The Company

Vyrex Corporation (the “Company”) is a Nevada Corporation formed in 1991. The Company is a research and development stage company seeking to discover and develop pharmaceuticals, nutraceuticals and cosmeceuticals for the treatment and prevention of respiratory, cardiovascular and neurodegenerative diseases and conditions associated with aging. The Company’s research has been focused on targeted antioxidant therapeutics for respiratory, neurological and cardiovascular diseases and the development of nutraceuticals and cosmeceuticals to aid in the support of certain age-related conditions.

Pharmaceutical Drug Program. The Company’s pharmaceutical technology is currently focused on three proprietary formulations, Propofol Phosphate, Vantox® and Panavir®.

Propofol Phosphate is a water soluble pro-drug of propofol, the most widely used general anesthetic agent in the world. The compound is covered by U.S. Patent No. 6,254,853 B1 issued on July 3, 2001. The patent contains several claims covering pharmaceutically acceptable formulations, methods of delivery and a variety of clinical applications. These applications encompass treatments for disease states and conditions associated with the central or peripheral nervous system, including induction and maintenance of anesthesia and sedation, migraine headaches, inflammation, arthritis, neurodegenerative diseases, CNS trauma, pathologic respiratory conditions, nausea, convulsive disorders and cancer. Propofol Phosphate eliminates many of the disadvantages associated with propofol itself. Propofol Phosphate is formulated in a clear aqueous solution that does not contain a lipid emulsion nor does it contain any preservative. Propofol Phosphate can be synthesized easily from inexpensive starting materials in high yield and on a large scale. Propofol Phosphate is stable in solution and has demonstrated anesthetic and sedative activity in animal models following administration by intravenous, intra-muscular, intra-peritoneal, subcutaneous, intra-dermal and oral routes. Propofol Phosphate is ready for clinical development and could be tested in any of the indications listed above. Propofol Phosphate was developed to its present state as a result of a collaboration agreement with the Immune Response Corporation (“IRC”). Due to IRC’s decision to commit its resources to the development of its own lead drug candidate, the Company determined not to extend the term of the collaboration agreement, which terminated August 01, 2003. The Company owns the patent and all rights to the Propofol Phosphate compound. The Company is currently seeking new partners to aid in further development and commercialization of this unique propriety compound. Because this compound is the pro-drug of a proven product, the risk to reward ratio is substantially reduced. Additionally, U.S. Patent No. 6,362,234 was awarded to the Company on March 26, 2002 for all claims of its U.S. Patent application for Water Soluble Pro-Drugs of Propofol for the specific Treatment of Migraine, adding to the estate of patents that Vyrex holds on water soluble derivatives of propofol as well as propofol itself. To date, the Company has not received a commitment from any potential partners. There can be no assurance the Company will be successful in funding the further development of Propofol Phosphate, or that pre-clinical trials will be completed, or that clinical trials will be initiated, or if they are initiated that the trials will be completed and the Company’s claims confirmed. Even if confirmed there is no assurance that it will result in the production or marketing of an FDA approved drug. The Company holds two patents in connection with Propofol Phosphate.

Vantox® studies indicate it may have usefulness in the treatment of asthma, ARDS, cystic fibrosis, oxygen toxicity, smoke inhalation and other respiratory diseases and conditions. Vantox® is an inhaled antioxidant intended to be used in vapor form. The Company believes certain mechanisms in the inflammatory cascade which lead to tissue damage may be mediated by free radicals. Free radicals are a by-product of oxidation, which can be damaging at high levels. Vantox® has been shown in laboratory tests to be a free radical scavenger, or “antioxidant”. The Company has demonstrated Vantox®’s effects in preventing and treating oxidative lung damage in three different animal models. The models evaluated protection from lung damage induced by oxygen, paraquat and ozone. Vantox® showed protective effects in all three models. Based on this data and growing evidence that oxidative stress and inflammation may be central to the pathogenesis of asthma and other respiratory conditions, the Company believes Vantox® is an appropriate drug candidate to take forward into clinical trials. Before initiating Phase I clinical trials, the Company must complete toxicology and pharmacokinetic studies and submit an Investigational New Drug (IND) application with the U.S. Food and Drug Administration. Due to the expense of completing pre-clinical trials and conducting clinical trials, the Company is unable to fund any additional development and is seeking a joint venture with a pharmaceutical company to provide the necessary funding for further clinical development. Preliminary pre-clinical data was provided to several pharmaceutical companies to review, pursuant to confidentiality and non-disclosure agreements. To date, the Company has not received a commitment from any potential partners. There can be no assurance the Company will be successful in funding the further development of Vantox®, or that pre-clinical trials will be completed, or that clinical trials will be initiated, or if they are initiated that the trials will be completed and the Company’s claims confirmed. Even if confirmed there is no assurance that it will result in the production or marketing of an FDA approved drug. The Company holds two patents in connection with Vantox®.

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

In May of 1992, the Company received an Investigational New Drug allowance from the FDA for a Phase I/II human clinical trial using Panavir® to treat patients infected with the HIV virus. This phase of the Panavir® study began in July of 1992 and was completed in October of 1995. This trial examined safety, bioavailability and pharmacokinetics in a small group of patients. Results indicated that Panavir® was well tolerated and achieved targeted serum levels. CD4 counts, which normally decline in untreated AIDS patients, were stabilized, but did not show a significant increase. During 1996 and 1997, the Company synthesized new Panavir® analogs and pro-drugs in an effort to improve bioavailability and the Company’s proprietary position. These compounds have undergone initial pharmacologic testing and have exhibited antioxidant activity, but will require additional testing. The Company has, to date, been unable to obtain a collaborative partner or partners to continue the development and clinical program involving Panavir®.

Ultimately, further trials will be required involving the treatment of at least several hundred patients with Panavir® alone, or in combination with approved drugs. There can be no assurance that funding will be secured or such tests will be undertaken or completed, or that any form of Panavir® will be developed as a marketable product.

Nutraceuticals. The Company was awarded U.S. Patent No. 6,071,545 on June 6, 2000 for novel metallic oligopeptide complexes. This patent covers a wide array of novel mineral complexes, including complexes of magnesium, calcium, chromium, zinc, copper and vanadium. The metallic oligopeptide complexes were designed specifically to increase mineral availability and effectiveness, as well as to be non-toxic. The public is becoming ever more aware of the importance of minerals for the maintenance of good health and this is reflected in the increasing sales of minerals in the form of dietary supplements, as well as in functional foods and functional drinks. This trend is expected to continue for a long time and therefore, the Company is poised to be a leader in this ever important market. The Company’s novel metallic oligopeptide complexes address health issues affecting all of the systems of the body, including the cardiovascular system, the nervous system, the musculoskeletal system and the gastrointestinal system. A specific complex covered by the patent is chromium carnosinate. Chromium appears to play an important role in sugar and lipid metabolism. Carnosine is a dipeptide that occurs naturally in muscle and nervous tissue, including the brain. Carnosine has antioxidant, anti-inflammatory and anti-glycation activity. Carnosine is also thought to have anti-aging activity. The Company believes that carnosine is a superior form for chromium delivery and if positioned correctly, can become a major, if not the major form of chromium supplementation.

Based on an Agreement between the Company and Dusan Miljkovic, Ph.D., Dr. Miljkovic granted the Company an exclusive license to develop, manufacture and sell certain carbohydrate complexes of boron nutraceutical compounds covered by US Patent No. 5,962,049. In August 2000 the Company entered into an agreement sublicensing the boron complex patent and licensing the chromium mineral complex covered by the Metallic Oligopeptide Complexes Patent with FutureCeuticals, a division of Van Drunen Farms, to develop and market these proprietary nutraceutical compounds. FutureCeuticals formulated, tested, manufactured and is currently selling boron and chromium complexes as raw materials to manufactures and distributors of nutritional supplements. The boron complex is marketed under the trade name FruiteX-B™ and chromium carnosinate under the trade name CarnoChrome™. Based on the terms of the agreement FutureCeuticals has elected to terminate the license for the chromium carnosinate technology effective March 24, 2004. The agreement for the boron complex technology remains in effect. The Company has initiated discussions with potential partners interested in the chromium carnosinate technology. Although the Company continues to seek partners to aid in the development of nutritional mineral products covered by its patent for novel metallic oligopeptide complexes there can be no assurance that the Company will be successful in funding further development and commercialization of these compounds.

Cosmeceuticals. The Company was awarded U.S. Patent Number 6,541,613 entitled Isoflavone Derivatives on April 1, 2003. The patent covers several novel isoflavone derivatives. Isoflavones are a group of naturally occurring plant compounds, the most well known of which are those found in soy. Soy isoflavones have been of particular interest to researchers and have been extensively studied. Isoflavones possess a number of important biological activities, including antioxidant, anti-inflammatory, estrogenic and antiangiogenic activities. There is evidence that these substances are protective against cancer, heart disease and osteoporosis, among other diseases and disorders. However, clinical studies on plant-derived isoflavones have produced variable results. This variability is attributed to their erratic absorption and bioavailability. From its inception, the Company has been involved in the development of novel antioxidant/anti-inflammatory molecules and pro-drugs. The Company used its technical skills in these areas in the development of the isoflavone derivatives of the awarded patent. These substances have nutraceutical, cosmeceutical and pharmaceutical potential. The Company has completed the initial synthesis and formulation of novel compounds designed for the cosmetic market. Further testing has been initiated to determine the effectiveness of these unique compounds for skin care. According to the Freedonia Group an industry market research group, the cosmeceutical industry grossed $3.4 billion in 2002 and is expected to hit $5.1 billion in 2007. There can be no assurance that the Company will be successful in funding further development and commercialization of these compounds.

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

Dusan Miljkovic, Ph.D. In October 1997, the Company entered into a License Agreement with Dusan Miljkovic, Ph.D. (“Miljkovic Agreement”) pursuant to which Dr. Miljkovic granted the Company an exclusive worldwide license to develop, manufacture and sell certain carbohydrate complexes of boron nutraceutical compounds. Dr. Miljkovic originally filed a provisional patent application covering the compounds, and subsequently filed a further United States patent application. Pursuant to the agreement, the Company is responsible for all costs and expenses in connection with obtaining patent protection. US Patent Number 5,962,049 Boron Carbohydrate Complexes and Uses Thereof was issued October 5, 1999. In the case of licensed products sold as bulk compounds or stand-alone supplements, Dr. Miljkovic will receive royalties in the amount of 2.5% of gross proceeds up to $1 million; 1.75% of gross proceeds of between $1.0 million and $5.0 million and 1% of gross proceeds in excess of $5 million. In the case of licensed products sold as a component of a supplement formulation, Dr. Miljkovic will receive royalties according to the preceding schedule based on a factor of 34% of gross revenues. The License Agreement may be terminated by Dr. Miljkovic or the Company under certain circumstances. In addition, there can be no assurance that the Company will be in a position to meet its annual minimum license fee of $7,500 and thereby maintain any rights to the covered compound. In August 2000 the Company entered into a license agreement with FutureCeuticals, a division of Van Drunen Farms, to further develop and market compounds covered by the boron patent.

The Immune Response Corporation. In 1997, the Company entered into an agreement with the Immune Response Corporation (“IRC”) to develop the certain proprietary technology licensed by the Company for producing tagged genes, transcripts and proteins under the trademark of CD-Tagging™. The agreement was amended in 1998 to include research and development of certain proprietary Vantox® pro-drugs as potential treatments for spinal cord and central nervous system trauma. The Company terminated its license covering CD-Tagging™ in conjunction with its decision to terminate its gene discovery program. The Company and IRC continued to seek a pharmaceutical partner or outside financing for further development and commercialization of the spinal cord and central nervous system technology. There was no assurance that the Company and IRC would be able to secure funding in the future for this project. In May of 1998 the Company applied for a patent covering Water Soluble Pro-drugs of Propofol with claims covering the treatment of diseases, states or conditions associated with the nervous system, cardiovascular system and respiratory system, including but not limited to anesthesia, trauma of the nervous system, Alzheimer’s disease, Parkinson’s disease and migraine headache. IRC expanded its research and development activities to include these claims. Patent No. US 6,254,853 B1 was issued on July 3, 2001 for Water Soluble Pro-Drugs of Propofol. In 2000 Immune Response Corporation (“IRC”) expanded its research and development activities to include neurological applications of the Company’s water soluble pro-drugs of its propofol patent. An additional U.S. patent for these indications was applied for by the Company in August 2000. Patent No. US 6,362,234 B1 Water Soluble Pro-Drugs for the Treatment of Migraine was issued March 26, 2002, adding to the estate of patents that Vyrex holds on water soluble derivatives of propofol as well as propofol itself. Due to IRC’s decision to commit its resources to the development of its own lead drug candidate, the Company determined not to extend the term of the collaboration agreement, which terminated August 01, 2003. The Company is now seeking new partners to aid in further development and commercialization of this unique propriety compound. Although these indications are promising, there is no assurance that the Company will be successful in funding further development and commercialization of these compounds.

Biological Business Creativity, LLC. In 2001 the Company entered into a Collaboration Agreement with Biological Business Creativity, LLC (BBC) for the further development, manufacture and commercialization of the compound Panavir® covered by US Patent Number 4,985,465. Vyrex will receive royalties equal to (a) 25%

of the gross margin for those products sold and (b) 25% of the gross revenues for the technology or products (sub) licensed to third parties.

FutureCeuticals. The Company licensed a natural form of boron covered by US Patent No.: 5,962,049 and was issued US Patent No.: 6,071,545 for novel Metallic Oligopeptide Complexes June 6, 2000 covering several mineral complexes for both nutritional and pharmaceutical applications. The patent covers a novel chromium complex, chromium carnosinate, which the Company feels is superior to the other forms of chromium supplements currently on the market. In August 2000 the Company entered into an agreement sublicensing the boron complex patent and licensing the chromium mineral complex covered by the Metallic Oligopeptide Complexes Patent with FutureCeuticals, a division of Van Drunen Farms, to develop and market these proprietary nutraceutical compounds. The agreement included an up front license fee of $25,000 and an additional license fee of $75,000 upon attaining $75,000 in initial sales of products developed and commercialized that are covered by the licensed technology. After meeting certain development, approval and commercialization criteria the licensee shall pay the Company the greater of an escalating minimum monthly royalty payment or a total gross royalty of 30% of gross revenue from the sale of licensed products. Of the 30% gross royalty, licensee shall credit and allocate 5% to further research and development of the products and pay the remaining 25% to the Company. FutureCeuticals reached $75,000 in sales in December 2002 allowing the remaining license fee balance of $75,000 to be posted to accounts receivable in 2002. The cash payment was received and deposited in January 2003. FutureCeuticals formulated, tested, manufactured and is currently selling boron and chromium complexes as raw materials to manufactures and distributors of nutritional supplements. Boron is marketed under the trade name FruiteX-B™ and Chromium under the trade name CarnoChrome™. FutureCeuticals has conducted a number of studies reflecting the primary activities and benefits of both products. In order to allocate additional funds to conduct new scientific studies designed to prove the superiority of CarnoChrome™ and FruiteX-B™ over competitive products, hire a proven product manager to specifically oversee the marketing and sales of CarnoChrome™ and FruiteX-B™ and fund the development of new products based on technology licensed from the Company the agreement between FutureCeuticals and the Company was amended on February 17, 2003. Under the terms of the amended agreement the Company will receive a 15% royalty on gross sales of licensed product in a calendar year less than $3,000,000 three million dollars and 20% of gross sales equal to or in excess of $3,000,000 three million dollars. There is a minimum guaranteed royalty payment of $90,000 in 2003, $150,000 in 2004 and $180,000 in 2005. Based on the terms of the agreement FuutureCeuticals has elected to cancel the license for the chromium carnosinate technology effective March 24, 2004. The agreement for the boron complex technology remains in effect. The cancellation of the chromium portion of the license agreement effects the minimum royalty payment. Based on the agreement the minimum payment for 2004 is $89,416 and 2005 is $112,500. There can be no assurance that a significant market will develop for the boron product or that any products will continue to produce revenue for the Company.

National Institute of Neurological Disorders and Stroke. In August of 2002 the Company entered into a Materials Cooperative Research and Development Agreement (M-CRADA) with the National Institute of Neurological Disorders and Stroke (NINDS), a branch of the National Institutes of Health (NIH). The title of the collaboration was the “Prevention of delayed cerebral vasospasm by Panavir®, the Company’s patented, proprietary formulation of probucol, in a primate model of subarachnoid hemorrhage.” Subarachnoid hemorrhage (SAH) typically results from the rupture of a berry aneurysm or arteriovenous malformation in the brain. In the U.S. the mortality rate reaches as high as 40% within the first week for patients suffering ruptured intracranial aneurysms. Despite extensive investigative efforts, there are almost no treatments that can prevent SAH-induced delayed cerebral vasospasm. Panavir® is a more available and safer form of probucol than older formulations of this drug. Although the Company was hopeful that Panavir® might ultimately emerge as a drug for the prevention of the dire consequences of SAH-induced delayed cerebral vasospasm there was no assurance the study would prove successful. NINDS notified Vyrex that the M-CRADA has expired and thanked Vyrex for its participation in the collaboration. The results of the study were inconclusive.

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

A United States Patent was issued in 1995 directed to certain methods for the prevention and treatment of poison ivy and poison oak dermatitis through the use of cyclodextrins in applications to complex urushiols. This patent is also directed to methods of desensitizing against urushiol-induced dermatitis through cyclodextrin-urushiol complexes. This patent has been assigned to the Company and describes the technology underlying the Company’s proposed Vyderm™ products.

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

A United States Patent was issued in 1999 and covers compounds and compositions for use as microbicides, specifically against viruses and retroviruses.

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

A United States Patent was issued in 2002 for claims covering water soluble Pro-drugs of Propofol for the Treatment of Migraine.

A United States Patent was issued in 2003 covering novel isoflavone derivatives, their uses and their enhanced bioavailability. Isoflavones possess a number of important biological activities, including antioxidant, anti-inflammatory, estrogenic and antiangiogenic activities and have nutraceutical, cosmeceutical and pharmaceutical potential.

The Company has patent applications pending in the United States and Internationally.

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

Trademarks

The Company owns trademarks registered with the United States Patent and Trademark Office (USPTO) for the names Panavir®, Vantox®, and its logo in connection with the name Vyrex. Federally registered trademarks have a perpetual life, as long as they are renewed on a timely basis, subject to the rights of third parties to seek cancellation of the marks. The Company may claim common law trade name rights as to other potential products, and anticipates filing additional trademark applications in the future.

The prosecution and maintenance of trademark matters is expensive and may require the commitment of significant funds to maintain its existing trademarks, or prosecute, or file, new trademark applications. The Company can make no assurance that it will be able to maintain existing trademarks or prosecute new trademark applications unless it is able to obtain significant funding in the future.

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

The Company licensed a natural form of boron covered by US Patent No.: 5,962,049 and was issued US Patent No.: 6,071,545 for novel Metallic Oligopeptide Complexes June 6, 2000 covering several mineral complexes for both nutritional and pharmaceutical applications. The patent covers a novel chromium complex, chromium carnosinate, which the Company feels is superior to the other forms of chromium supplements currently on the market. In August 2000 the Company entered into an agreement sublicensing the boron complex patent and licensing the chromium mineral complex covered by the Metallic Oligopeptide Complexes Patent with FutureCeuticals, a division of Van Drunen Farms, to develop and market these proprietary nutraceutical compounds. The agreement included an up front license fee of $25,000 and an additional license fee of $75,000 upon attaining $75,000 in initial sales of products developed and commercialized that are covered by the licensed technology. After meeting certain development, approval and commercialization criteria the licensee shall pay the Company the greater of an escalating minimum monthly royalty payment or a total gross royalty of 30% of gross revenue from the sale of licensed products. Of the 30% gross royalty, licensee shall credit and allocate 5% to further research and development of the products and pay the remaining 25% to the Company. FutureCeuticals reached $75,000 in sales in December 2002 allowing the remaining license fee balance of $75,000 to be posted to accounts receivable in 2002. The cash payment was received and deposited in January 2003. FutureCeuticals formulated, tested, manufactured and is currently selling boron and chromium complexes as raw materials to manufactures and distributors of nutritional supplements. Boron is marketed under the trade name FruiteX-B™ and Chromium under the trade name CarnoChrome™. FutureCeuticals has conducted a number of studies reflecting the primary activities and benefits of both products. In order to allocate additional funds to conduct new scientific studies designed to prove the superiority of CarnoChrome™ and FruiteX-B™ over competitive products, hire a proven product manager to specifically oversee the marketing and sales of CarnoChrome™ and FruiteX-B™ and fund the development of new products based on technology licensed from the Company the agreement between FutureCeuticals and the Company was amended on February 17, 2003. Under the terms of the amended agreement the Company will receive a 15% royalty on gross sales of licensed product in a calendar year less than $3,000,000 three million dollars and 20% of gross sales equal to or in excess of $3,000,000 three million dollars. There is a minimum guaranteed royalty payment of $90,000 in 2003, $150,000 in 2004 and $180,000 in 2005. Based on the terms of the agreement FuutureCeuticals has elected to cancel the license for the chromium carnosinate technology effective March 24, 2004. The agreement for the boron complex technology remains in effect. The cancellation of the chromium portion of the license agreement effects the minimum royalty payment. Based on the agreement the minimum payment for 2004 is $89,416 and 2005 is $112,500. There can be no assurance that a significant market will develop for the boron product or that any products will continue to produce revenue for the Company.

No Significant Operating Revenues; Accumulated Deficit; Expectation of Future Losses

The Company has experienced significant operating losses since its inception in 1991. As of December 31, 2003, the Company had a deficit accumulated in the development stage of $13,333,588. The Company expects operating losses to increase substantially in the future only if the Company decides to restart its research and development and clinical trials internally. The Company has generated no significant revenues from operations. The development of the Company’s proposed pharmaceutical products will require the commitment of substantial resources to prepare and submit applications to the FDA, and to conduct research, preclinical and clinical trials, and for both its proposed pharmaceutical and nutraceutical products the Company must either establish commercial scale manufacturing processes and facilities or contract for such manufacturing facilities, and to establish additional quality control, regulatory, marketing, sales and administrative capabilities. There can be no assurance the Company will be successful in these endeavors or will continue as a going concern, especially in light of the high failure rate of development stage pharmaceutical and nutrition companies with limited resources. There can be no assurance the Company will not incur substantial and continuing net losses beyond the next several years or that the Company will ever reach profitability. Furthermore, there can be no assurance the Company will apply for or obtain regulatory approvals, enter into arrangements with third parties for product development and commercialization, or successfully market or license any additional products. To achieve profitable operations, the Company, alone or with others, must successfully identify, develop, manufacture and market its proprietary products or technologies. There can be no assurance the Company will be able to accomplish these tasks. Significant delays in any of these matters could materially adversely impact the Company.

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

Reliance on Collaborative Partners

In 1997, the Company entered into an agreement with IRC to develop the certain proprietary technology licensed by the Company for producing tagged genes, transcripts and proteins under the trademark of CD-Tagging™. The agreement was amended in 1998 to include research and development of certain proprietary Vantox® pro-drugs as potential treatments for spinal cord and central nervous system trauma. The Company terminated its license covering CD-Tagging™ in conjunction with its decision to terminate its gene discovery program. The Company and IRC continued to seek a pharmaceutical partner or outside financing for further development and commercialization of the spinal cord and central nervous system technology. There was no assurance that the Company and IRC would be able to secure funding in the future for this project. In May of 1998 the Company applied for a patent covering Water Soluble Pro-drugs of Propofol with claims covering the treatment of diseases, states or conditions associated with the nervous system, cardiovascular system and respiratory system, including but not limited to anesthesia, trauma of the nervous system, Alzheimer’s disease, Parkinson’s disease and migraine headache. IRC expanded its research and development activities to include these claims. Patent No. US 6,254,853 B1 was issued on July 3, 2001 for Water Soluble Pro-Drugs of Propofol. In 2000, Immune Response Corporation (“IRC”) expanded its research and development activities to include neurological applications of the Company’s water soluble pro-drugs of its propofol patent. An additional U.S. patent for these indications was applied for by the Company in August 2000. Patent No. US 6,362,234 B1 Water Soluble Pro-Drugs for the Treatment of Migraine was issued March 26, 2002, adding to the estate of patents that Vyrex holds on water soluble derivatives of propofol as well as propofol itself. The Collaboration Agreement expired August 1, 2003 and Vyrex elected not to extend the agreement with IRC. The Company is now seeking new partners to aid in further development and commercialization of this unique propriety compound. Although these indications are promising, there is no assurance that the Company will be successful in funding further development and commercialization of these compounds.

The Company licensed a natural form of boron covered by US Patent No.: 5,962,049 and was issued US Patent No.: 6,071,545 for novel Metallic Oligopeptide Complexes June 6, 2000 covering several mineral complexes for both nutritional and pharmaceutical applications. The patent covers a novel chromium complex, chromium carnosinate, which the Company feels is superior to the other forms of chromium supplements currently on the market. In August 2000 the Company entered into an agreement sublicensing the boron complex patent and licensing the chromium mineral complex covered by the Metallic Oligopeptide Complexes Patent with FutureCeuticals, a division of Van Drunen Farms, to develop and market these proprietary nutraceutical compounds. The agreement included an up front license fee of $25,000 and an additional license fee of $75,000 upon attaining $75,000 in initial sales of products developed and commercialized that are covered by the licensed technology. After meeting certain development, approval and commercialization criteria the licensee shall pay the Company the greater of an escalating minimum monthly royalty payment or a total gross royalty of 30% of gross revenue from the sale of licensed products. Of the 30% gross royalty, licensee shall credit and allocate 5% to further research and development of the products and pay the remaining 25% to the Company. FutureCeuticals reached $75,000 in sales in December 2002 allowing the remaining license fee balance of $75,000 to be posted to accounts receivable in 2002. The cash payment was received and deposited in January 2003. FutureCeuticals formulated, tested, manufactured and is currently selling boron and chromium complexes as raw materials to manufactures and distributors of nutritional supplements. Boron is marketed under the trade name FruiteX-B™ and Chromium under the trade name CarnoChrome™. FutureCeuticals has conducted a number of studies reflecting the primary activities and benefits of both products In order to allocate additional funds to conduct new scientific studies designed to prove the superiority of CarnoChrome™ and FruiteX-B™ over competitive products, hire a proven product manager to specifically oversee the marketing and sales of CarnoChrome™ and FruiteX-B™ and fund the development of new products based on technology licensed from the Company the agreement between FutureCeuticals and the Company was amended on February 17, 2003. Under the terms of the amended agreement the Company will receive a 15% royalty on gross sales of licensed product in a calendar year less than $3,000,000 three million dollars and 20% of gross sales equal to or in excess of $3,000,000 three million dollars. There is a minimum guaranteed royalty payment of $90,000 in 2003, $150,000 in 2004 and $180,000 in 2005. Based on the terms of the agreement FuutureCeuticals has elected to cancel the license for the chromium carnosinate technology effective March 24, 2004. The agreement for the boron complex technology remains in effect. The cancellation of the chromium portion of the license agreement effects the minimum royalty payment. Based on the agreement the minimum payment for 2004 is $89,416 and 2005 is $112,500. There can be no assurance that a significant market will develop for the boron product or that any products will continue to produce revenue for the Company.

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

Patents and Proprietary Rights

The Company’s success will depend in large part on its ability to obtain patent protection for its proposed products, both in the United States and other countries. The patent position of biotechnology and pharmaceutical companies is highly uncertain and involves complex legal and factual questions. There is no consistent policy regarding the breadth of claims allowed in biotechnology and pharmaceutical patents. The Company currently has fifteen patents issued. There have been foreign counterparts of certain of these applications filed in other countries on behalf of the Company. The Company intends to file additional applications as appropriate for patents covering both its proposed products and processes. There can be no assurance patents will issue from any of the pending applications, or for patents that have been issued or may be issued, the claims allowed will be sufficiently broad to protect the Company’s technology. In addition, there can be no assurance any patents issued to the Company will not be challenged, invalidated or circumvented, or the rights granted there under will provide proprietary protection to the Company. In addition, any patents obtained by the Company will be of limited duration. All United States patents issuing from patent applications applied for June 8, 1995 or thereafter will have a term of 20 years from the date of filing. All United States patents in force before June 8, 1995 will have a term of the longer of: (1) 17 years from the date of issuance; or (2) 20 years from the date of filing. All United States patents issuing from patent applications applied for before June 8, 1995 will have a term of the longer of (1) 17 years from the date of issuance; or (2) 20 years from the date of filing. The commercial success of the Company will also depend in part on the Company’s neither infringing patents issued to competitors nor breaching the technology licenses upon which the Company’s proposed products might be based.

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

Debt Service and Penalties

The Company had two notes payable, one of $100,000 principal amount, and the other of $60,000 principal amount, which notes were collateralized by substantially all of the assets of the Company. In January 2001, the maturity date of both notes was extended to March 22, 2002, provided the Company made interest payments on such debt of $8,000 on March 22, 2001 and $4,800 on August 17, 2001. The March 22, 2001 and August 17, 2001 interest payments were paid within the prescribed terms. In connection with the extension of the maturity of this debt, the Company issued the note holders an option exercisable for two years to purchase 50,000 shares of Common Stock at a price of $0.50 per share. Furthermore, the Company amended the $60,000 note to make it convertible into Common Stock at a purchase price of $0.60 per share in increments of not less than 20,000 shares.

On March 5, 2002, the note holder agreed to extend the principal balance which bore interest at an annual rate of 8% for a period of one year making it due and payable on March 22, 2003. In consideration of the extension, the option to purchase 50,000 shares at $0.50 per share and the option to convert the note with the principal balance of $60,000 into 100,000 shares of Vyrex stock at a purchase price of $0.60 per share were increased by one year respectively. In the event of prepayment of the note, the note holder would retain the right to purchase 100,000 shares at $0.60 per share until March 22, 2003. The final interest payment on the note in the amount of $12,800 and the principal balance of $160,000 was paid in full March 2003.

During March 2003, the Company obtained a note from a private investor to loan the Company $200,000 in the form of a convertible note at an interest rate of 10% per annum Interest is to be paid quarterly with the principal due and payable at the end of the third year. The note is collateralized by substantially all of the assets of the Company. The investor has the option to convert the principal amount into Vyrex common shares at a price of $0.25 during the first year, $0.50 the second year and $0.75 the third year. Further in connection with the Promissory Note, the investor was issued warrants, exercisable within three years from the date of issuance, entitling the investor to purchase Vyrex Corporation common shares in the amount of one hundred thousand 100,000 shares at an exercise price of $0.11 per share. The funds were used to pay off the notes payable and the related parties with the remainder used for general operating expenses. Interest payments of $14,545 were paid within the prescribed terms during 2003.

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

Possible Depressive Effect on Price of Securities of Future Sales of Common Stock

Actual sales or the prospect of sales of Common Stock under Rule 144 or otherwise in the future may depress the prices of the Company’s securities or any market that may develop in the future. There are options outstanding both pursuant to the Company’s Stock Option Plan and options not pursuant to any plan which are exercisable for up to 2,866,134 shares of Common Stock. Approximately 97% of these options are currently exercisable; 13% are exercisable at a price range of $0.10-$3.00 and 12% exercisable at a price range of $5.75 to $7.50. Exercise of any of these options would result in additional dilution to the purchaser of the shares offered herein, and exercise of any significant amount of these options will result in substantial additional dilution. Resale of shares acquired upon the exercise of these options may depress the prices of the Company’s securities or make them more difficult to sell by the investors herein. The sale or availability for sale of substantial amounts of Common Stock in the public market after this offering could adversely affect the prevailing market prices of the Company’s securities and could impair the Company’s ability to raise additional capital through the sale of its equity securities.

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

Disclosures Relating to Low Priced Stocks; Restrictions on Resale of Low Price Stocks and on Broker-Deal Sale; Possible Adverse Effect of “Penny Stock” Rules on Liquidity for the Company’s Securities

Since the Company’s securities were delisted from the NASDAQ SmallCap Market and the Company has net tangible assets of less than $3,000,000, transactions in the Company’s securities are subject to Rule 15g-9 under the Exchange Act which imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000 or $300,000 together with their spouses). For transactions covered by this Rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. Consequently, this Rule may affect the ability of broker-dealers to sell the Company’s securities, and may affect the ability of Shareholders to sell any of the Company’s securities in the secondary market.

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

Anti-Takeover Provisions—Limitation on Voting Rights

The Company’s Articles of Incorporation and Bylaws contain provisions that may make it more difficult to acquire control of the Company by means of tender offer, over-the-counter purchases, a proxy fight, or otherwise. The Articles of Incorporation also include provisions restricting stockholder voting rights. The Company’s Articles of Incorporation include a provision that requires that any action required by the stockholders may not be affected by a written consent, and that special meetings of the stockholders may only be called by the Board of Directors. This provision makes it difficult for stockholders to pass any resolution not supported by the Board of Directors except at a regularly called meeting. The Company’s Articles of Incorporation provide for a staggered term of the Board of Directors, thus eliminating the ability to elect all of the directors in any one year. This provision may make the implementation of a change in management a process requiring more than one year even if supported by a majority of the stockholders. The Company’s Articles of Incorporation provide that directors may only be removed for cause and a vote of 70% of the shareholders. Certain provisions of the Articles of Incorporation may only be amended by a vote of 70% of the stockholders. As a result of the number of shares currently owned by management, this provision may for some time have the effect of indirectly eliminating any possibility stockholders could pass a resolution unless approved by management, in connection with any question submitted or required to be submitted to a vote of the stockholders. The Company’s Articles of Incorporation also require that stockholders give advance notice to the Company of any directorship nominations or other business to be brought by the stockholders at any stockholder’s meeting. This provision makes it more difficult for stockholders to nominate candidates for the Board of Directors who are not supported by management. In addition, the Articles of Incorporation require advance notice for stockholder proposals to be brought before the annual meeting. The requirements include that the notice must specify certain information regarding the stockholder and the meeting. This provision to implement stockholder proposals makes it more difficult even if a majority of stockholders are in support thereof. The Company is also subject to certain provisions of California law if more than 50% of its outstanding securities are held of record by persons with addresses in California, and if more than 50% of its property, payroll and sales are from California. These provisions of California law will control the operations of the Company with respect to certain of the anti-takeover provisions discussed herein, until such time as either (i) the Company is listed on the New York or American Stock Exchange or the National Market System of Nasdaq, and it has 800 stockholders; or (ii) the Company no longer has either more than 50% of its outstanding securities held by persons with addresses in

California, or less than 50% of its property, payroll and sales are in California. Each of these provisions may also have the effect of deterring hostile take-overs or delaying changes in control or management of the Company. In addition, the indemnification provisions of the Company’s Bylaws and Articles of Incorporation may represent a conflict of interest with the stockholders since officers and directors may be indemnified prior to any judicial determinations as to their conduct.

Warrants

To assist in the further development of Vyrex’s proprietary compound Panavir® The Company entered into a Collaboration Agreement with Biological Business Creativity, LLC, (“BBC”). In November 2001 BBC was issued a Warrant to purchase an aggregate of 200,000 shares of common stock at a price of $0.30 per share exercisable until November 18, 2004 and was granted a license to certain claims of Vyrex’s United States Patent Number 4,985,465, Method For Inhibiting Viral And Retroviral Infections dated January 15, 1991. BBC will pay royalties to Vyrex equal to (a) twenty five (25%) if the Gross Margin for those products sold by BBC and (b) twenty five (25%) of the gross revenues for the technology or products (sub) licensed to Third Parties.

The Company entered into a consulting agreement with an individual to provide consulting services to the Company on matters pertaining to the development and marketing of the Company’s intellectual property. In April 2002, the individual was issued a warrant to purchase an aggregate of 20,000 shares of common stock at a price of $0.37 per share exercisable until March 31, 2005.

To assist in the marketing of Vyrex’s Vantox® and its water soluble pro-drug form of propofol, the Company entered into a consulting agreement with Sagitta Corporation. The Consultant has contacts in Japan that are potential candidates to license certain of the Company’s intellectual property. In December 2002, Sagitta Corporation was issued a warrant to purchase an aggregate of 5,000 shares of common stock at a price of $0.15 per share exercisable until December 5, 2005.

The Company issued Warrants in March 2003 in connection with entering into a loan transaction with a single entity with a principal amount of $200,000. Warrants were issued entitling the lender to purchase 100,000 shares of stock at an exercise price equal to $0.11 per share.

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

Product Liability; Availability of Insurance

The design, development and manufacture of the Company’s proposed products involve an inherent risk of product liability claims and associated adverse publicity. The Company obtained clinical trial product liability insurance for its Panavir® Phase I human clinical trial and intends to obtain insurance for future clinical trials of Panavir®, Vantox®, and other potential products under development, and for potential product liability associated with the commercial sale of the Company’s proposed products. There can be no assurance the Company will be able to obtain or maintain insurance for any of its clinical trials or proposed commercial products. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms or at all. The Company will also be exposed to product liability claims in the event the use of its proposed products result in injury.

Hazardous Material; Environmental Matters

The Company presently contracts with outside vendors to manufacture its proposed products. However, the Company’s research and development processes at times involve the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. In addition, various of such materials, chemicals, viruses and compounds may be used by the Company in the future to the extent Vyrex undertakes to perform its own manufacturing. To the extent certain such materials, chemicals, viruses and compounds are or will be used by the Company, Vyrex will be subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of certain materials and waste products. Although the Company believes its safety procedures for handling and disposing of materials would comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result, and any such liability could exceed the resources of the Company. There can be no assurance the Company will not be required to incur significant costs to comply with environmental laws and regulations in the future, or that the operations, business or assets of the Company will not be affected adversely or materially by current or future environmental laws or regulations.

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

Item 2.        PROPERTY

Vyrex Corporation rents an 800 square foot administrative facility located in La Jolla, California and off site file storage units. Current monthly rental on all facilities is approximately $1,500.

Item 3.        LEGAL PROCEEDINGS

None

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

		High	Low
January 1, 2002	March 31, 2002	$0.42	$0.20
April 1, 2002	June 30, 2002	$0.38	$0.20
July 1, 2002	September 30, 2002	$0.25	$0.16
October 1, 2002	December 31, 2002	$0.16	$0.11
January 1, 2003	March 30, 2003	$0.16	$0.09
April 1, 2003	June 30, 2003	$0.18	$0.08
July 1, 2002	September 30, 2003	$0.17	$0.08
October 1, 2003	December 31, 2003	$0.27	$0.10

As of March 15, 2004, the Company’s Common Stock was held by approximately 600 stockholders of record. The Company has never paid cash dividends and does not anticipate paying any cash dividends in the foreseeable future.

Item 6.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Critical Accounting Policies

The financial statements of Vyrex Corporation are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires our management to make estimates and assumptions about future events that effect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. The Company believes the following critical accounting policy affect its more significant judgments and estimates used in the preparation of financial statements.

Revenue Recognition

Licensing and royalty revenue from royalty agreements is recognized in accordance with the terms of the specific agreement, which generally includes a quarterly minimum payment by the licensee.

Stock Options and Warrants

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”), provides for use of a fair value based method of accounting for employee stock compensation. However, Statement 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock, if such amounts differ materially from the historical amounts. The Company has elected to continue to account for employee stock options using the intrinsic value method under Opinion 25. By making that election, it is required by Statement 123 and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” to provide pro form disclosures of net income and earnings per share as if a fair value based method of accounting had been applied.

Options and warrants granted to consultants and other non-employees are valued based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable, and expensed over the term of the consulting or other agreements.

Recent Accounting Developments

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), which amended SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS 148 amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the chosen method on reporting results. If awards of stock-based compensation were outstanding and accounted for under the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), certain disclosures have to be made for any period for which a statement of operations is presented.

We have complied with the disclosure requirements of SFAS 148. The transition requirements of SFAS 148 shall be effective for financial statements for fiscal years ending after December 15, 2003. The provisions of SFAS 148 did not have a material impact on the Company’s financial position or results of operations.

The FASB and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants had issued certain other accounting pronouncements as of December 31, 2003 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during 2003 or 2002.

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

With the ever increasing difficulty of biotechnology companies being able to raise funds in the capital markets, the Company has and is continuing to seek collaborative partners to license its existing technology with a view to raise funding. In addition, the Company’s short-term strategy will be to continue efforts to commercialize existing technology and to selectively defer research and development activity until such time as the Company has adequate operating funds. During 2003, operating expenses for the Company increased $47,000 primarily due to increased patent costs, while revenue decreased $33,000. Royalty revenue actually increased $42,500 during 2003; however, overall revenue decreased as the result of the one-time license fee of $75,000 being recorded in 2002. The net loss for 2003 amounted to $91,000 compared to $4,000 in 2002. As of December 31, 2003, the Company’s accumulated deficit was approximately $13,334,000.

The Company’s business is subject to significant risks, including the risks inherent in its research and development efforts, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and competition from other biotechnology companies. See “Risk Factors.”

Results of Operations

Years ended December 31, 2003 and 2002

The Company licensed a natural form of boron covered by US Patent No.: 5,962,049 and was issued US Patent No.: 6,071,545 for novel Metallic Oligopeptide Complexes June 6, 2000 covering several mineral complexes for both nutritional and pharmaceutical applications. The patent covers a novel chromium complex, chromium carnosinate, which the Company feels is superior to the other forms of chromium supplements currently on the market. In August 2000 the Company entered into an agreement sublicensing the boron complex patent and licensing the chromium mineral complex covered by the Metallic Oligopeptide Complexes Patent with FutureCeuticals, a division of Van Drunen Farms, to develop and market these proprietary nutraceutical compounds. The agreement included an up front license fee of $25,000 and an additional license fee of $75,000 upon attaining $75,000 in initial sales of products developed and commercialized that are covered by the licensed technology. After meeting certain development, approval and commercialization criteria the licensee shall pay the Company the greater of an escalating minimum monthly royalty payment or a total gross royalty of 30% of gross revenue from the sale of licensed products. Of the 30% gross royalty, licensee shall credit and allocate 5% to further research and development of the products and pay the remaining 25% to the Company. FutureCeuticals reached $75,000 in sales in December 2002 allowing the remaining license fee balance of $75,000 to be posted to accounts receivable in 2002. The cash payment was received and deposited in January 2003. FutureCeuticals formulated, tested, manufactured and is currently selling boron and chromium complexes as raw materials to manufacturer and distributors of nutritional supplements. Boron is marketed under the trade name FruiteX-B™ and Chromium under the trade name CarnoChrome™. FutureCeuticals has conducted a number of studies reflecting the primary activities and benefits of both products. In order to allocate additional funds to conduct new scientific studies designed to prove the superiority of CarnoChrome™ and FruiteX-B™ over competitive products, hire a proven product manager to specifically oversee the marketing and sales of CarnoChrome™ and FruiteX-B™ and fund the development of new products based on technology licensed from the Company, the agreement between FutureCeuticals and the Company was amended on February 17, 2003. Under the terms of the amended agreement the Company will receive a 15% royalty on gross sales of licensed product in a calendar year of less than $3,000,000 and 20% of gross sales equal to or in excess of $3,000,000. There is a minimum guaranteed royalty payment of $90,000 in 2003, $150,000 in 2004 and $180,000 in 2005. Based on the terms of the agreement FutureCeuticals has elected to cancel the license for the chromium carnosinate technology effective March 24, 2004. The agreement for the boron complex technology remains in effect. The cancellation of the chromium portion of the license agreement affects the minimum royalty payment. Based on the agreement the minimum payment for 2004 is $89,416 and 2005 is $112,500. There can be no assurance that a significant market will develop for the boron product or that any products will continue to produce revenue for the Company.

Since January 2003, the Company’s major activities consisted of reducing debt, seeking additional licensing opportunities for its intellectual properties and joint ventures to market its nutraceutical products and initiating the research necessary to take its drug candidates forward into clinical trials. To supplement its existing resources, the Company will require additional capital from the sale of debt or equity. There can be no assurance that such capital will be available on favorable terms, or at all, and if additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.

Research and development expenses increased $12,000 to $15,000 in 2003 compared to $3,000 in 2002. The increase in research and development expenses is attributed to the cost of conducting research on the Company’s proprietary skin care compound. Based on the positive results of the initial research, further testing has been initiated to verify the effectiveness of this proprietary compound. The Company estimates the tests will be completed by midyear at a cost not expected to exceed $25,000. There can be no assurance the project will result in a commercial product capable of producing revenues for the Company.

General and administrative expenses increased $34,000 to $144,000 in 2003 compared to $110,000 in 2002. This increase was due, in part, to the cost of translating our patent applications for certain European countries and Japan. Other expenses were limited to consulting fees and general office expenses such as rent, accounting services, telephone expenses, utility expenses and postage.

Net loss increased $87,000 to $91,000 in 2003 compared to $4,000 in 2002. The major increase in our net loss was the end result of the decrease in revenue from the one-time license fee of $75,000 being recorded in 2002. Basic and diluted loss per share increased $0.01 to $0.01 in 2003 compared to $0.00 in 2002. The higher net loss per common share is principally due to the increase in the net loss.

Liquidity and Capital Resources

The Company has financed its operations since inception through the sale of debt and equity securities. As of December 31, 2003, the Company had a working capital deficit of $49,070 compared to a working capital of $4,470 at December 31, 2002.

For the year ended December 31, 2003, the Company used $27,000 of cash in operating activities, compared to $72,000 during 2002. Current employees are not receiving salaries in order to conserve cash for critical operating activities. Salaries will be resumed when the Company can sufficiently fund payroll.

While the Company may have revenues during 2004, it is not anticipated that they will be significant and therefore without additional financing it is uncertain whether the Company can continue as a going concern. The Company is actively pursuing collaborations with potential partners in both the pharmaceutical and nutraceutical divisions with the objective of raising financing to enable the Company to continue operations. The Company does not currently have any commitments for financing.

On March 10, 2003, the Company obtained a commitment from a private investor to loan the Company $200,000 in the form of a three year convertible note at an interest rate of 10% per annum. The Interest is to be paid semiannually with the principal due and payable at the end of the third year. The note is collateralized by substantially all of the assets of the Company. The investor has the option to convert the principal amount into shares of Vyrex Common Stock at a price of $0.25 per share during the first year, $0.50 per share the second year and $0.75 per share the third year. Further, in connection with the Promissory Note, the investor will be issued warrants, exercisable within three years from the date of issuance, entitling the investor to purchase 100,000 shares of Vyrex Common Stock at an exercise price of $0.11 per share. Interest payments of $14,545 were paid within the prescribed terms during 2003.

Management anticipates, but cannot assure, the minimum guaranteed royalty payments of $90,000 based on the FutureCeuticals license agreement, will provide the Company with the funds necessary to continue operations through 2004. The Company does not have any lease or other commitments. The Company does not have an existing bank line of credit or other form of revolving or renewable credit facility.

Plan of Operation

The Company will continue to work with FutureCeuticals to develop new studies designed to help increase the market share of its licensed product FruiteX-B™. The Company will take a more active roll in the development and marketing of Propofol Phosphate now that the collaboration agreement with Immune Response Corporation has expired. In addition to working with our existing strategic partners, the Company will continue to focus its efforts and resources on developing new strategic relationships concerning the development, manufacturing and marketing of additional antioxidant pharmaceutical and nutraceutical compounds. The Company will continue to fund, internally, the research and development of its proprietary isoflavone derivative for cosmetic skin care.

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

Item 7a.        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable

Item 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

Item 8a.        CONTROLS AND PROCEDURES.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and President, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2003 pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the principal executive officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, required to be included in the Company’s periodic SEC filings. Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 9.        DIRECTORS AND EXECUTIVE OFFICERS, OF THE REGISTRANT.

The information required by Item 9 of Form 10-K SB is incorporated by reference to the information contained in the section captioned “Election of Directors” and “Compliance with Section 16(a) of the Exchange Act” in the Registrants definitive proxy statement for the Annual Meeting of Shareholders (“Proxy Statement”) to be filed with the Commission on or before April 30, 2004.

Item 10.        EXECUTIVE COMPENSATION.

The information required by Item 10 of Form 10-K SB is incorporated by reference to the information contained in the section captioned “Executive Compensation” in the Proxy Statement to be filed with the Commission on or before April 30, 2004.

Item 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 11 of Form 10-K SB is incorporated by reference to the information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement to be filed with the Commission on or before April 30, 2004.

Item 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 12 of Form 10-K SB is incorporated by reference to the information contained in the section captioned “Certain Relationships and Related Transactions” in the Proxy Statement to be filed with the Commission on or before April 30, 2004.

Item 13.        EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit 23.1: Consent of J. H. Cohn LLP, Independent Public Accountants.

Item 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference to the information under the caption “Principal Accountant Fees and Services” of the Registrant’s definitive Proxy Statement and notice of the Company’s 2004 Annual Meeting of Shareholders which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

Vyrex Corporation

Annual Report on Form 10-K SB

Year Ended December 31, 2003

Exhibit Index

Exhibit Number	Description
3.1	Bylaws *

23.1	Consent of Independent Public Accountants

31.1	Certification of the chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(b) The Company did not file any reports on Form 8-K during the three months ended December 31, 2003

*	Previously Filed

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

Signature	Title	Date

/S/ Sheldon S. Hendler	Director	March 28, 2004

/S/ G. Dale Garlow	Director	March 28, 2004

/S/ Richard G. McKee, Jr.	Director	March 28, 2004

/S/ Tom K. Larson, Jr.	Director	March 28, 2004

/S/ Michael L. Eagle	Director	March 28, 2004

Vyrex Corporation

(a development stage enterprise)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders

Vyrex Corporation

We have audited the accompanying balance sheets of Vyrex Corporation (a development stage enterprise) as of December 31, 2003 and 2002, and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended, and for the period from January 2, 1991 (date of inception) through December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the years ended December 31, 1998, 1997 and 1996 were audited by other auditors whose reports dated March 15, 1999 (except as to Note 10 to the 1998 financial statements for which the date was March 29, 1999) and February 12, 1998, expressed unqualified opinions and included explanatory paragraphs discussing substantial doubt regarding Vyrex Corporation’s ability to continue as a going concern. Total revenues and net losses for the three years ended December 31, 1998, 1997 and 1996 were $1,600 and $8,504,866, respectively. Our opinion on the statements of operations, stockholders’ deficiency and cash flows for the period from January 2, 1991 (inception) through December 31, 2003, insofar as it relates to amounts for the years ended December 31, 1998, 1997 and 1996, is based solely on the reports of other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Vyrex Corporation (a development stage enterprise) at December 31, 2003 and 2002, and its results of operations and cash flows for the years then ended and for the period from January 2, 1991 (date of inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

J.H. COHN LLP

San Diego, California

February 11, 2004

Vyrex Corporation

(a development stage enterprise)

Balance Sheets

	December 31
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$11,137	$3,026
Accounts receivable	22,500	80,000

Total assets	$33,637	$83,026

Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable and accrued liabilities	$82,707	$78,556

Total current liabilities	82,707	78,556
Notes payable to related party		5,000
Notes payable, net	196,000	160,000

Total liabilities	278,707	243,556

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued
Common stock, $.001 par value; 50,000,000 shares authorized; 8,492,867 issued and outstanding	8,493	8,493
Additional paid-in capital	13,080,025	13,074,025
Deficit accumulated during the development stage	(13,333,588)	(13,243,048)

Total stockholders’ deficiency	(245,070)	(160,530)

Total liabilities and stockholders’ deficiency	$33,637	$83,026

See accompanying notes.

Vyrex Corporation

(a development stage enterprise)

Statements of Operations

	Years ended December 31,		Cumulative from Inception
	2003	2002
Licensing and royalty revenue	$90,000	$122,500	$665,699

Operating expenses:
Research and development	15,087	3,029	6,456,459
Marketing and selling	1,034	448	438,664
General and administrative	144,122	109,848	6,096,069

Total operating expenses	160,243	113,325	12,991,192

Income (loss) from operations	(70,243)	9,175	(12,325,493)

Other income (expense):
Interest income	446	362	475,500
Loss on disposal of fixed assets			(13,664)
Interest expense	(20,743)	(13,300)	(120,031)
Charge from issuance of stock options for bridge financing			(1,349,900)

Total other expense	(20,297)	(12,938)	(1,008,095)

Net loss	$(90,540)	$(3,763)	$(13,333,588)

Net loss per share—basic	$(0.01)	$(0.00)

Weighted-average common shares outstanding	8,492,867	8,466,977

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

(Continued)

Vyrex Corporation

(a development stage enterprise)

Statements of Stockholders’ Deficiency—(Continued)

	Common stock		Additional paid-in capital	Deficit accumulated during the development stage	Total stockholders’ equity (deficiency)
	Shares	Amount
Balance at December 31, 1996	7,121,209	$7,121	$10,338,339	$(5,228,813)	$5,116,647
Exercise of warrants, 200 shares at $8.00 per share	200	—	1,600	—	1,600
Warrants issued in conjunction with debenture offering	—	—	62,220	—	62,220
Net loss	—	—	—	(3,295,840)	(3,295,840)

Balance at December 31, 1997	7,121,409	7,121	10,402,159	(8,524,653)	1,884,627
Issuance of stock as partial consideration for placement of debentures	8,000	8	49,992	—	50,000
Issuance of stock on conversion of debentures	227,222	227	807,414	—	807,641
Issuance of shares upon cashless exercise of stock options	66,824	67	396,513	—	396,580
Issuance of 375,000 stock options for services	—	—	87,000	—	87,000
Net loss	—	—	—	(3,388,412)	(3,388,412)

Balance at December 31, 1998	7,423,455	7,423	11,743,078	(11,913,065)	(162,564)
Issuance (at $.34 per share) for cash	119,412	120	40,480		40,600
Issuance of 47,000 stock options for services			6,580		6,580
Issuance of 250,000 warrants for services			30,500		30,500
Net loss				(788,548)	(788,548)

Balance at December 31, 1999	7,542,867	7,543	11,820,638	(12,701,613)	(873,432)
Forgiveness of accrued compensation			422,559		422,559
Issuance (at $.90 per share) for cash	300,000	300	269,700		270,000
Exercise of stock options (at $.10 per share) for cash	250,000	250	24,750		25,000
Exercise of warrants (at $.10 per share) for cash	100,000	100	9,900		10,000
Issuance (at $1.00 per share) for cash	150,000	150	149,850		150,000
Reduction of exercise price for options and warrants			148,000		148,000
Net loss				(335,487)	(335,487)

Balance at December 31, 2000	8,342,867	8,343	12,845,397	(13,037,100)	(183,360)
Issuance of 50,000 stock options for services			18,500		18,500
Issuance of 200,000 warrants for services			50,000		50,000
Net loss				(202,185)	(202,185)

Balance at December 31, 2001	8,342,867	8,343	12,913,897	(13,239,285)	(317,045)

(Continued)

Vyrex Corporation

(a development stage enterprise)

Statements of Stockholders’ Deficiency—(Continued)

	Common stock		Additional paid-in capital	Deficit accumulated during the development stage	Total stockholders’ equity (deficiency)
	Shares	Amount
Balance at December 31, 2001	8,342,867	$8,343	$12,913,897	$(13,239,285)	$(317,045)
Modification of stock options			2,000		2,000
Issuance of stock upon exercise of warrants at $.10 per share	150,000	150	14,850		15,000
Forgiveness of accrued compensation			140,978		140,978
Issuance of 20,000 warrants for services			2,000		2,000
Issuance of 5,000 warrants for services			300		300
Net loss				(3,763)	(3,763)

Balance at December 31, 2002	8,492,867	8,493	13,074,025	(13,243,048)	(160,530)
Issuance of 100,000 warrants in connection with debt issuance			6,000		6,000
Net loss				(90,540)	(90,540)

Balance at December 31, 2003	8,492,867	$8,493	$13,080,025	$(13,333,588)	$(245,070)

See accompanying notes.

Vyrex Corporation

(a development stage enterprise)

Statements of Cash Flows

	Years ended December 31,		Cumulative from Inception
	2003	2002
Operating activities
Net loss	$(90,540)	$(3,763)	$(13,333,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment charges			336,329
Accretion of debt discount	2,000		2,000
Interest receivable			3,506
Loss on disposal of fixed assets			13,664
Issuance of compensatory notes, stock, stock options and warrants		4,300	2,302,512
Changes in operating assets and liabilities:
Accounts receivable and other assets	57,500	(79,471)	77,500
Accounts payable and accrued liabilities	4,151	6,957	646,248
Deferred revenue			(100,000)
Accrued interest on convertible debentures			9,041

Net cash used in operating activities	(26,889)	(71,977)	(10,042,788)

Investing activities
Purchase of short-term investments			(8,440,442)
Sale of short-term investments			8,467,931
Purchases of fixed assets			(209,595)
Proceeds on sale of fixed assets			10,000
Patent, trademark and copyright costs			(133,519)
Other assets, including notes receivable from related parties			(4,202)

Net cash used in investing activities			(309,827)

Financing activities
Net proceeds from issuance of common stock			7,889,808
Exercise of stock options and sale of options			975,100
Exercise of warrants		15,000	25,000
Proceeds from short-term loan			867,730
Proceeds from notes payable	200,000		791,114
Repayment of notes payable	(165,000)		(185,000)
Advances from potential investors			100,000
Repayment of advances			(100,000)

Net cash provided by financing activities	35,000	15,000	10,363,752

Net increase (decrease) in cash and cash equivalents	8,111	(56,977)	11,137
Cash and cash equivalents, beginning of the period	3,026	60,003	—

Cash and cash equivalents, end of the period	$11,137	$3,026	$11,137

Supplemental cash flow information
Conversion of notes payable and related accrued interest			$258,045

Issuance of stock as consideration for conversion of debentures			$857,641

Issuance of stock upon cashless exercise of stock options			$396,580

Warrants issued in connection with convertible debentures and notes payable	$6,000		$68,220

Forgiveness of debt		$140,978	$563,537

See accompanying notes.

Vyrex Corporation

(a development stage enterprise)

Notes to Financial Statements

1. Basis of Presentation and the Company

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of Vyrex Corporation (the “Company”) as a going concern and the realization of the Company’s assets and the satisfaction of its liabilities in the normal course of business. As of December 31, 2003, the Company has an accumulated deficit of $13,333,588 and stockholders’ deficiency of $245,070. Due to the Company’s recurring losses and stockholders’ deficiency, there can be no assurance that the Company will be able to obtain additional operating capital, which may impact the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

The Company’s major activities through December 31, 2003 have been limited to out-sourcing research and development related to its proposed products and raising funds for such activities. These activities have not generated any significant revenues; accordingly, the Company has been in the development stage since its inception. Successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenue adequate to support the Company’s cost structure. There can be no assurance that the Company will be successful in these areas. To supplement its existing resources, the Company will require additional capital through the sale of debt or equity. There can be no assurance that such capital will be available on favorable terms, or at all, and if additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.

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

Vyrex Corporation

(a development stage enterprise)

Notes to Financial Statements—(Continued)

Stock Options and Warrants

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”), provides for use of a fair value based method of accounting for employee stock compensation. However, Statement 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock, if such amounts differ materially from the historical amounts. The Company has elected to continue to account for employee stock options using the intrinsic value method under Opinion 25. By making that election, it is required by Statement 123 and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” to provide pro forma disclosures of net income and earnings per share as if a fair value based method of accounting had been applied.

Options and warrants granted to consultants and other non-employees are valued based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable, and expensed over the term of the consulting or other agreements.

Revenue Recognition

Licensing and royalty revenue from royalty agreements is recognized in accordance with the terms of the specific agreement, which generally includes a quarterly minimum payment by the licensee.

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

Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the periods presented. Diluted earnings per share have not been presented because the assumed conversion of convertible notes payable and the exercise of the Company’s outstanding options and warrants would have been antidilutive. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. The number of shares potentially issuable at December 31, 2003 and 2002 upon the conversion or exercise that were not included in the computation of net loss per share totaled 3,294,259 and 2,934,259, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Vyrex Corporation

(a development stage enterprise)

Notes to Financial Statements—(Continued)

3. Warrants

Activity with respect to warrants for the purchase of the Company’s common stock is summarized as follows:

	Warrants Outstanding	Exercise Price	Weighted Average Exercise Price
Balance at January 1, 2002	350,000	$0.10-$0.30	$0.21
Exercised	(150,000)	$0.10	$0.10
Issued	25,000	$0.15-$0.37	$0.33

Balance at December 31, 2002	225,000	$0.15-$0.37	$0.30
Issued	100,000	$0.11	$0.11

Balance at December 31, 2003	325,000	$0.11-$0.37	$0.24

The warrants outstanding at December 31, 2003 will expire on varying dates through March 10, 2006.

During 2003, the Company issued 100,000 warrants for the purchase of common stock at a weighted average price of $.11 per share in connection with a new borrowing arrangement (see Note 8). The warrants had a fair value of $6,000 as of the date of issuance; accordingly, the Company discounted the note by $6,000 which was added to additional paid-in-capital.

4. License and Collaboration Agreements

On August 29, 2000, the Company entered into a license agreement with VDF FutureCeuticals, Inc. (“VDF”). The agreement calls for the licensee to manufacture certain chromium and boron compounds and/or complexes, including method and know-how, which compounds and/or complexes are covered by U.S. patents. The Company received license fees of $25,000 in 2000 after signing this agreement, $10,000 after the boron compound was launched in 2001 and $75,000 after it generated $75,000 of sales of the licensed products in 2002. VDF also agreed to pay the Company a total gross royalty of 15% of gross revenue derived from the sale of licensed products. The agreement between VDF and the Company was amended on February 17, 2003. Under the terms of the amended agreement, the Company will receive a 15% royalty on gross sales of licensed product in a calendar year of less than $3,000,000 and 20% of gross sales equal to or in excess of $3,000,000. There is a minimum guaranteed royalty payment of $90,000 in 2003, $150,000 in 2004 and $180,000 in 2005. Based on the terms of the agreement, VDF has elected to cancel the license for the chromium carnosinate technology effective March 24, 2004. The agreement for the boron complex technology remains in effect. The cancellation of the chromium portion of the license agreement effects the minimum royalty payment. Based on the agreement, the minimum payment for 2004 is $89,416 and 2005 is $112,500. There can be no assurance that a significant market will develop for the boron product or that any products will continue to produce revenue for the Company.

To assist in the further development of Vyrex’s proprietary compound Panavir®, the Company entered into a Collaboration Agreement with Biological Business Creativity, LLC (“BBC”). In November 2001, BBC was issued a warrant to purchase an aggregate of 200,000 shares of common stock at a price of $0.30 per share exercisable until November 18, 2004. The fair value of the warrants was $50,000 and has been charged to general and administrative expenses. In addition, BBC was granted a license to certain claims of Vyrex’s United States Patent Number 4,985,465, Method for Inhibiting Viral and Retroviral Infections dated January 15, 1991. BBC will pay royalties to Vyrex equal to (a) 25% of the gross margin for those products sold by BBC and (b) 25% of the gross revenues for the technology or products (sub) licensed to third parties.

Vyrex Corporation

(a development stage enterprise)

Notes to Financial Statements—(Continued)

5. Concentration of Credit Risk

The Company maintains its cash and cash equivalent balances primarily in one financial institution.

Concentrations of credit risk with respect to accounts receivable are significant due to the Company only having one customer, although the payment terms are generally short. On a periodic basis, the Company evaluates its trade accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs, which have been zero and collections.

6. Income Taxes

At December 31, 2003, the Company had net operating loss carryforwards available to reduce future taxable income, if any, of approximately $15,999,000 and $7,008,000 for Federal and California income tax purposes, respectively. The Federal net operating loss begins to expire in 2006. Some of the Company’s California net operating losses expired during 2003. The remaining California net operating losses have been suspended for two years and will begin to expire in 2007. The difference between the Federal and California tax loss carryforwards is primarily related to the expiration of California loss carryforwards. At December 31, 2003, the Company also had research and development credit carryforwards of approximately $486,000 and $162,000 for Federal and state income tax reporting purposes, respectively. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three year period.

Temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes (the loss and tax credit carryforwards described above) give rise to the Company’s deferred income taxes. The components of the Company’s deferred tax assets as of December 31, 2003 and 2002 are as follows:

	2003	2002
Net operating loss carryforwards	$6,059,000	$6,082,000
Research and development credit carryforwards	648,000	648,000
Other	120,000	119,000

	6,827,000	6,849,000
Valuation allowance	(6,827,000)	(6,849,000)

	$—	$—

As the ultimate realization of the potential benefits of the Company’s net operating loss carryforwards is considered unlikely by management, the Company has offset the deferred tax assets attributable to those potential benefits through valuation allowances in 2003 and 2002 and, accordingly, the Company did not recognize any benefit from income taxes in the accompanying statements of operations to offset its pre-tax losses. The valuation allowance decreased by $22,000 and $659,000 in 2003 and 2002, respectively.

7. Stock Option Plan

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

Vyrex Corporation

(a development stage enterprise)

Notes to Financial Statements—(Continued)

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

Activity with respect to the stock option plan is summarized as follows:

	Stock Options Outstanding	Option Exercise Price	Weighted- Average Exercise Price
Balance at January 1, 2002	2,770,259		$1.85
Granted	25,000	$0.25	$0.25
Canceled	(186,000)	$6.00	$6.00

Balance at December 31, 2002	2,609,259		$1.54
Granted	360,000	$0.25	$0.25

Balance at December 31, 2003	2,969,259		$1.38

Shares available for grant at December 31, 2003	905,741

Following is a further breakdown of the options outstanding as of December 31, 2003:

Range of Exercise Prices	Outstanding Options	Weighted- Average Remaining Life in Years	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price of Options Exercisable
$0.10 - $0.56	2,217,000	5.87	$0.37	2,113,875	$0.37
$3.00	398,668	3.37	3.00	398,668	3.00
$5.75 - $7.50	353,591	3.94	5.94	353,591	5.94

	2,969,259	5.31	1.38	2,866,134	1.42

The Company has elected to follow APB 25 for options granted to employees. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.00% and 4.75%, dividend yield of 0%; the volatility factor of the expected market price of the Company’s common stock of 100% and 55% in 2003 and 2002, respectively, and a weighted-average expected life of the options of 120 months in 2003 and 60 months in 2002.

Vyrex Corporation

(a development stage enterprise)

Notes to Financial Statements—(Continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	2003	2002
Net loss—as reported	$(90,540)	$(3,763)
Stock-based employee compensation expense assuming a fair value based method had been used for all awards	(59,000)	(38,000)

Net loss—pro forma	$(149,540)	$(41,763)

Basic loss per share—as reported	$(0.01)	$(0.00)
Basic loss per share—pro forma	$(0.02)	$(0.00)

The weighted-average fair value of options granted in 2003 and 2002 was $0.07 and $0.06, respectively.

8. Notes Payable and Related Conversion and Stock Options

At December 31, 2002, the Company had outstanding notes payable with an aggregate principal balance of $160,000 which bore interest at an annual rate of 8%. Accrued interest of approximately $10,000 at December 31, 2002 is included in accounts payable and accrued expenses in the accompanying 2002 balance sheet. These notes had an original maturity date of March 22, 2000 and have been extended two times through March 22, 2003. They are collateralized by substantially all of the Company’s assets. One note with a principal balance of $60,000 contains an option for the conversion of the note into 100,000 shares of common stock at a price of $0.60 per share exercisable until March 22, 2003. In connection with the extension of the maturity of this debt during 2000, the Company granted the noteholder an option to purchase 50,000 shares of common stock at a price of $0.50 per share. The option was due to expire two years from the date of grant.

On March 5, 2002, the noteholder agreed to extend the maturity date for a period of one year making it due and payable on March 22, 2003. In consideration of the extension, the terms of the option to purchase 50,000 shares at $0.50 per share and the option to convert $60,000 of principal into 100,000 shares of common stock at $0.60 per share have been increased by one year, respectively. The fair value of the new option in excess of the value of the prior option at the date of amendment of $2,000 has been charged to general and administrative expenses in the accompanying 2002 statement of operations. In the event of prepayment of the note, the noteholder will retain the right to purchase 100,000 shares at $0.60 per share until March 22, 2003. The interest portion of the note due and payable on March 22, 2002 was paid per the agreement.

At December 31, 2003, the Company has an outstanding note payable with an aggregate principal balance of $196,000, net of unamortized debt discount and bears interest at an annual rate of 10%. The note is collateralized by substantially all of the assets of the Company and is due on March 10, 2006. The investor has the option to convert the principal amount into Vyrex common shares at a price of $0.25 during the first year, $0.50 the second year and $0.75 the third year. Further in connection with the Promissory Note, the investor was issued warrants, exercisable within three years from the date of issuance, entitling the investor to purchase 100,000 Vyrex common shares at an exercise price of $0.11 per share. The Company determined the fair market value of these warrants were $0.06 per warrant utilizing the Black-Scholes option pricing model. The $6,000 was treated as a discount to the note and is being accreted over the term of the loan.

9. Contingencies

Due to cash constraints, the Company has been unable to remain current in the payment of insurance premiums. As a result, no insurance coverage is in effect for the Company at December 31, 2003.