Form 10QSB
period 2004-03-31
VYREX CORP
filed 2004-05-13
CIK 933972

United States

Securities and Exchange Commission

Washington D.C. 20549

Form 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2004

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

As of March 31, 2004, there are 8,492,867 shares of common stock outstanding and warrants to purchase 325,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

Vyrex Corporation

PART I Financial Information

Item 1. Financial Statements

Vyrex Corporation

(a development stage enterprise)

Condensed Balance Sheets

	Mar 31, 2004	Dec 31, 2003
	Unaudited	(Note 1)
Assets
Cash and cash equivalents	$6,898	$11,137
Accounts receivable	22,500	22,500

Total assets	$29,398	$33,637

Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable and accrued liabilities	$91,958	$82,707

Total current liabilities	91,958	82,707
Notes payable, net	196,500	196,000

Total liabilities	288,458	278,707

Commitments and contingencies
Stockholders’ deficiency:

Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 8,492,867 issued and outstanding	8,493	8,493
Additional paid-in capital	13,080,025	13,080,025
Deficit accumulated during the development stage	(13,347,578)	(13,333,588)

Total stockholders’ deficiency	(259,060)	(245,070)

Total liabilities and stockholders’ deficiency	$29,398	$33,637

See accompanying notes.

Vyrex Corporation

(a development stage enterprise)

Condensed Statements of Operations

(Unaudited)

	Three Months ended		Cumulative from Inception
	Mar 31, 2004	Mar 31, 2003
Licensing and royalty revenue	$22,500	$22,500	$688,199

Operating expenses:
Research and development	1,164	2,108	6,457,623
Marketing and selling			438,664
General and administrative	29,852	42,861	6,125,921

Total operating expenses	31,016	44,969	13,022,208

Loss from operations	(8,516)	(22,469)	(12,334,009)

Other income (expense):
Interest income	12	116	475,512
Loss on disposal of fixed assets			(13,664)
Interest expense	(5,486)	(4,231)	(125,517)
Charge from issuance of stock options for bridge financing			(1,349,900)

Total other expense	(5,474)	(4,115)	(1,013,569)

Net loss	$(13,990)	$(26,584)	$(13,347,578)

Net loss per share – basic	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding	8,492,867	8,492,867

See accompanying notes.

Vyrex Corporation

(a development stage enterprise)

Condensed Statements of Stockholders’ Deficiency

(Unaudited)

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

Condensed Statements of Stockholders’ Deficiency

(Unaudited)

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

(Continued)

Vyrex Corporation

(a development stage enterprise)

Condensed Statements of Stockholders’ Deficiency

(Unaudited)

	Common stock		Additional paid-in capital	Deficit accumulated during the development stage	Total stockholders’ equity (deficiency)
	Shares	Amount
Balance at December 31, 2001	8,342,867	$8,343	$12,913,897	$(13,239,285)	$(317,045)
Modification of stock options			2,000		2,000
Issuance of stock upon exercise of warrants at $.10 per share	150,000	150	14,850		15,000
Forgiveness of accrued compensation			140,978		140,978
Issuance of 20,000 warrants for services			2,000		2,000
Issuance of 5,000 warrants for services			300		300
Net loss				(3,763)	(3,763)

Balance at December 31, 2002	8,492,867	8,493	13,074,025	(13,243,048)	(160,530)
Issuance of 100,000 warrants in connection with debt issuance			6,000		6,000
Net loss				(90,540)	(90,540)

Balance at December 31, 2003	8,492,867	8,493	13,080,025	(13,333,588)	(245,070)
Net loss				(13,990)	(13,990)

Balance at March 31, 2004	8,492,867	$8,493	$13,080,025	$(13,347,578)	$(259,060)

See accompanying notes.

Vyrex Corporation

(a development stage enterprise)

Condensed Statements of Cash Flows

(Unaudited)

	Three Months ended		Cumulative From Inception
	Mar 31, 2004	Mar 31, 2003
Operating activities
Net loss	$(13,990)	$(26,584)	$(13,347,578)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and impairment charges			336,329
Accretion of debt discount	500	500	2,500
Interest receivable			3,506
Loss on disposal of fixed assets			13,664
Issuance of compensatory notes, stock, stock options and warrants			2,302,512
Changes in operating assets and liabilities:
Accounts receivable and other assets		57,500	77,500
Accounts payable and accrued liabilities	9,251	(2,267)	655,499
Deferred revenue			(100,000)
Accrued interest on convertible debentures			9,041

Net cash provided by (used in) operating activities	(4,239)	29,149	(10,047,027)

Investing activities
Purchase of short-term investments			(8,440,442)
Sale of short-term investments			8,467,931
Purchases of fixed assets			(209,595)
Proceeds on sale of fixed assets			10,000
Patent, trademark and copyrights costs			(133,519)
Other assets, including notes receivable from related parties			(4,202)

Net cash used in investing activities			(309,827)

Financing activities
Net proceeds from issuance of common stock			7,889,808
Exercise of stock options and sale of options			975,100
Exercise of warrants			25,000
Proceeds from short-term loan			867,730
Proceeds from note payable		140,000	791,114
Repayment of note payable		(160,000)	(185,000)
Advances from potential investors			100,000
Repayment of advances			(100,000)

Net cash provided by (used in) financing activities		(20,000)	10,363,752

Net increase (decrease) in cash and cash equivalents	(4,239)	9,149	6,898
Cash and cash equivalents, beginning of period	11,137	3,026	—

Cash and cash equivalents, end of period	$6,898	$12,175	$6,898

See accompanying notes.

Vyrex Corporation

(A Development Stage Enterprise)

Notes To Condensed Financial Statements

(Unaudited)

(1) Basis of Presentation

The accompanying condensed financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America for interim financial information. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of the Company’s management, the unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of the Company’s financial position as of March 31, 2004, and its results of operations and cash flows for the three-month periods ended March 31, 2004 and 2003 and for the period from inception through March 31, 2004. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and notes thereto included in Vyrex’s Form 10-KSB for the year ended December 31, 2003.

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. As of March 31, 2004, the Company had an accumulated deficit of $13,347,578, a stockholders’ deficiency of $259,060 and negative working capital of $62,560. Due to the Company’s recurring losses and stockholders’ deficiency, there can be no assurance that the Company will be able to obtain additional operating capital, which may impact the Company’s ability to continue as a going concern. The accompanying condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

The Company’s major activities through March 31, 2004 have consisted of seeking additional licensing opportunities for its intellectual properties and joint ventures to market its nutraceutical products and initiating the research necessary to take its drug candidates forward into clinical trials. Currently, a major focus for the Company is the testing of its proprietary Proflavone technology. Proflavones are proprietary nutraceuticals being developed by the Company for cardiovascular, skeletal and cellular health. Proflavones are novel delivery forms of isoflavones. Isoflavones are chemicals (phytochemicals) found in beans, particularly soy. Isoflavones are antioxidants and possess estrogenic activity (phytoestrogens) and are thought to have anti-atherogenic, anti-carcinogenic and anti-osteoporotic activities as well. Recently, some isolavones have also been shown to be protective against ionizing radiation (radioprotectants). Radioprotectants have application in oncology, space travel, radiological terrorism and military scenarios. The Company has synthesized and is testing a number of its isoflavone prodrug forms covered under U.S. Patent Number 6,541613 and U.S. Patent Application 20030212009. A high priority for the Company is the testing of its Proflavones for radioprotective activity. The Company continually works toward raising funds for outsourcing research and development on its novel technology, seeking additional collaborative partners through exclusive or non-exclusive licensing of its technology and continuing to work with its current partners to generate additional revenues based on existing licensing and royalty agreements. These activities have not generated any significant revenues; accordingly, the Company has been in the development stage since its inception. Successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenue adequate to support the Company’s cost structure. There can be no assurance that the Company will be successful in these areas. To supplement its existing resources, the Company will require additional capital through the sale of debt or equity. There can be no assurance that such capital will be available on favorable terms, or at all, and if additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.

(2) Notes Payable

During March 2003, the Company obtained a note from a private investor to loan the Company $200,000 in the form of a convertible note at an interest rate of 10% per annum. Interest is to be paid quarterly with the principal due and payable at the end of the third year. The note is collateralized by substantially all of the assets of the Company. The investor has the option to convert the principal amount into Vyrex common shares at a price of $0.25 during the first year, $0.50 the second year and $0.75 the third year. Further in connection with the Promissory Note, the investor was issued warrants, exercisable within three years from the date of issuance, entitling the investor to purchase Vyrex Corporation common shares in the amount of 100,000 shares at an exercise price of $0.11 per share. The warrants had a fair value of $6,000 as of the date of issuance; accordingly, the Company discounted the note by $6,000 which was added to additional paid-in capital. The Company is accreting the discount on a straight-line basis over the term of the note. The Company recognized $500 additional interest expense related to the accretion of this debt discount for the quarter ended March 31, 2004 and an interest payment of $4,986 has been paid within the prescribed terms during the first quarter of 2004.

(3) Stock-Based Compensation

As explained in Note 8 in the Form 10-KSB, the Company accounts for stock options granted to employees based on their intrinsic values under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations”, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, and the provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123”. Since the exercise price of all of the options granted by the Company to its employees has been equal to or greater than fair value, the Company has not recognized any earned or unearned compensation costs in its financial statements in connection with those options. The Company’s historical net loss and basic net loss per share, and pro forma net loss and basic net loss per share, for the three months ended March 31, 2004 and 2003 assuming compensation cost had been determined based on the fair value of all options at the respective dates of grant determined using a pricing model consistent with the provisions of SFAS 123 are set forth below:

	Three Months Ended March 31,
	2004	2003
Net loss - as reported	$(13,990)	$(26,584)
Stock-based employee compensation expense assuming a fair value based method had been used for all awards	(3,844)	(9,125)

Net loss – pro forma	$(17,834)	$(35,709)

Basic loss per share – as reported	$(.00)	$(.00)

Basic loss per share – pro forma	$(.00)	$(.00)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. This report should be read in conjunction with the Company’s annual report on Form 10-KSB for the year ended December 31, 2003.

Results of Operations

Three months ended March 31, 2004 and March 31, 2003

Licenses and royalty revenue remained the same at 23,000 for the same three months ended March 31, 2004 and March 31, 2003. Royalty revenue is comprised of our boron and carnochrome compounds licensed by the FutureCeutical division of Van Drunen Farms. Based on the terms of the license agreement, FutureCeuticals elected to cancel the license for the chromium carnosinate technology effective March 24, 2004. The agreement for the boron complex technology remains in effect. Beginning with the second quarter of 2004, the minimum royalty revenue for boron will be $22,500 per quarter.

Research and development expenses decreased $1,000 to $1,000 in the current period, compared to $2000 for the same period during 2003. Expenses were limited to purchased services for laboratory work conducted on the Company’s proprietary skin care compound.

General and administrative expenses decreased $13,000 to $30,000 in the current period, compared to $43,000 for the same period in 2003. First quarter expenses were limited to maintenance of patents, launching of our website, and general office expenses such as accounting fees, utility expenses, telephone expenses, rent and postage.

Net loss decreased $13,000 to $14,000, compared to $27,000 for the same period during 2003. Basic and diluted loss per share remained the same at $0.00 in the three months ended March 31, 2004 and 2003.

Liquidity and Capital Resources

The Company has financed its operations since inception solely through the sales of debt and equity securities. As of March 31, 2004, the Company had negative working capital of $63,000. Net cash used in operating activities during the three months ended March 31, 2004 was $4,000, compared to net cash provided by operating activities of $29,000 for the same period during 2003.

There can be no assurance that any further revenues will be realized in 2004 or that they will be significant and therefore without additional financing the Company may be unable to continue as a going concern. The Company is actively pursuing collaborations with potential partners in both the pharmaceutical and nutraceutical divisions with the objective of raising financing to enable the Company to continue operations. At March 31, 2004, the Company does not have any commitments for additional financing. Beginning with the second quarter of 2004, the Company will receive minimum quarterly royalty revenue of $22,500 for its boron complex technology. To date the Company has no prospects for merger or acquisition. The Company does not have any lease or other commitments. The Company does not have an existing bank line of credit or other form of revolving or renewable credit facility. There can be no assurance the Company will generate significant revenues during 2004 to continue its operations, or that funds will be available through the public or private markets.

The Company believes but cannot assure that its current cash reserves and other resources will fund the business through at least March 31, 2005. The Company does not anticipate having significant revenues in the foreseeable future and will likely be required to raise additional funds to continue operations. There can be no assurance that additional funds will be available.

Item 3. Controls and Procedures

As of March 31, 2004, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and President, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the principal executive officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, required to be included in the Company’s periodic SEC filings. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

PART II Other Information

Item 1. Legal Proceedings

Not applicable

Item 2. Changes in Securities

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 31.1 – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 – Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 14.1 Vyrex Corporation Code of Business Conduct and Ethics.

Exhibit 14.2 Vyrex Corporation Code of Ethics for CEO and Senior Financial Officers.

(b)	Reports on Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYREX CORPORATION
Registrant

By:	/S/ G. Dale Garlow
G. Dale Garlow,
Chief Executive Officer