Form 10KSB
period 2004-12-31
VYREX CORP
filed 2005-03-29
CIK 933972

United States

Securities and Exchange Commission

Washington D.C. 20549

Form 10-K SB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 2004

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

State the aggregate market value of the voting and non-voting common equity held by non affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock equity, as of a date within the past 60 days: $1,019,000 as of March 15, 2005.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of latest practicable date:

Common Stock—8,492,867 as of March 15, 2005	Warrants to purchase common stock—125,000 as of March 15, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

The issuer’s definitive Proxy Statement for its Annual Meeting of Shareholders to be submitted to the commission on or before April 30, 2005 is incorporated by reference into Part III hereof.

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

Propofol Phosphate is a water soluble pro-drug of propofol, the most widely used general anesthetic agent in the world. The compound is covered by U.S. Patent No. 6,254,853 B1 issued on July 3, 2001. The patent contains several claims covering pharmaceutically acceptable formulations, methods of delivery and a variety of clinical applications. These applications encompass treatments for disease states and conditions associated with the central or peripheral nervous system, including induction and maintenance of anesthesia and sedation, migraine headaches, inflammation, arthritis, neurodegenerative diseases, CNS trauma, pathologic respiratory conditions, nausea, convulsive disorders and cancer. Propofol Phosphate eliminates many of the disadvantages associated with propofol itself. Propofol Phosphate is formulated in a clear aqueous solution that does not contain a lipid emulsion nor does it contain any preservative. Propofol Phosphate can be synthesized easily from inexpensive starting materials in high yield and on a large scale. Propofol Phosphate is stable in solution and has demonstrated anesthetic and sedative activity in animal models following administration by intravenous, intra-muscular, intra-peritoneal, subcutaneous, intra-dermal and oral routes. Propofol Phosphate is ready for clinical development and could be tested in any of the indications listed above. The Company is currently seeking partners to aid in further development and commercialization of this unique propriety compound. Because this compound is the pro-drug of a proven product, the risk to reward ratio is substantially reduced. Additionally, U.S. Patent No. 6,362,234 was awarded to the Company on March 26, 2002 for all claims of its U.S. Patent application for Water Soluble Pro-Drugs of Propofol for the specific Treatment of Migraine, adding to the estate of patents that Vyrex holds on water soluble derivatives of propofol as well as propofol itself. To date, the Company has not received a commitment from any potential partners. There can be no assurance the Company will be successful in funding the further development of Propofol Phosphate, or that pre-clinical trials will be completed, or that clinical trials will be initiated, or if they are initiated that the trials will be completed and the Company’s claims confirmed. Even if confirmed there is no assurance that it will result in the production or marketing of an FDA approved drug. The Company holds two patents in connection with Propofol Phosphate.

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

Based on an Agreement between the Company and Dusan Miljkovic, Ph.D., Dr. Miljkovic granted the Company an exclusive license to develop, manufacture and sell certain carbohydrate complexes of boron nutraceutical compounds covered by US Patent No. 5,962,049. In August 2000 the Company entered into an agreement sublicensing the boron complex patent to FutureCeuticals, a division of Van Drunen Farms. FutureCeuticals formulated, tested, manufactured and is currently selling boron complexes, under the trade name FruiteX-B™ to manufactures and distributors of nutritional supplements. The agreement for the boron complex technology remains in effect. Although the Company continues to seek partners to aid in the development of nutritional mineral products covered by its patent for novel metallic oligopeptide complexes there can be no assurance that the Company will be successful in funding further development and commercialization of these compounds.

Cosmeceuticals.    On April 1, 2003 Vyrex Corporation was awarded U.S. Patent Number 6,541,613 entitled Isoflavone Derivatives. This is a significant patent that covers a number of isoflavone derivatives with potential pharmaceutical, nutraceutical and cosmeceutical applications. Additional proprietary protection is provided by U.S. Patent Application Number 20030212009 and WO 99/63995. Isoflavones are a group of naturally occurring plant compounds (phytochemicals) found in various edible beans, particularly in soy. Isoflavones possess a number of important biological activities, including antioxidant, anti-inflammatory, estrogenic (phytoestrogens), antiatherogenic, anticarcinogenic and antiosteoporotic activities. Recently, some isoflavones have been shown to be protective against ionizing radiation (radioprotectants). Radioprotectants have applications in oncology, space travel and in radiological terrorism. Clinical studies on plant-derived isoflavones have produced variable results. This variability is attributed to their erratic absorption and bioavailability. Vyrex, using its expertise in the development of novel antioxidant/anti-inflammatory molecules and prodrugs has synthesized isoflavone derivatives that are stable and provide consistent bioavailability.

CosmoFlavone is a proprietary cosmeceutical agent that Vyrex is developing out of its isoflavone derivative technology as a protector of the skin against aging. Isoflavones particularly have demonstrated biochemical and physiological activities indicating that these substances would make important skin care products. These activities include phytoestrogenic, antioxidant, anti-inflammatory, antiangiogenic, radioprotective and ultraviolet protective actions. Such activities would be protective against common skin cancers and aging of the skin in general. Recently, negative results have been published regarding hormone replacement (estrogen and progesterone) use in postmenopausal women. As a result, many postmenopausal women have stopped the use of estrogens and those who are entering menopause have decided not to start its use. Estrogen counteracts many of the aging changes that skin undergoes. CosmoFlavone, which possesses phytoestrogenic activity, is expected to, as well. Vyrex has synthesized and is studying a number of compounds designed to take advantage of the many activities of isoflavones that would aid in protecting the skin against aging. According to the Freedonia Group an industry market research group, the cosmeceutical industry grossed $3.4 billion in 2002 and is expected to hit $5.1 billion in 2007. There can be no assurance that the Company will be successful in funding further development and commercialization of these compounds.

Radioprotgective Agents.    Certain isoflavones have been shown to be protective against ionizing radiation (radioprotectants). Radioprotectants have applications in oncology, space travel and of major importance, as an agent against nuclear/radiologic terrorism. Vyrex initiated research to develop radioprotective agents against nuclear/radiologic terrorism after being contacted by a division of the Department of Defense expressing an interest in Vyrex’s technologies as potential radioprotectants. Vyrex used its antioxidant and prodrug technologies to develop its first radioprotective agent, GEN-VYX1-2004. GYN-VYX1-2004 has been synthesized, has undergone initial animal toxicity studies and has been found to be non-toxic. This represents a significant first step. The timing of the development of this project is important based on the recent passage of the Government’s Project BioShield. This bill allocates six billion dollars over the next ten years for development of effective drugs and vaccines to protect against the attack by biological, chemical, nuclear and radiological agents. There can be no assurance that the Company will be successful in funding further development and commercialization of these compounds.

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

FutureCeuticals. The Company licensed a natural form of boron covered by US Patent No.: 5,962,049 and was issued US Patent No.: 6,071,545 for novel Metallic Oligopeptide Complexes June 6, 2000 covering several mineral complexes for both nutritional and pharmaceutical applications. The patent covers a novel chromium complex, chromium carnosinate, which the Company feels is superior to the other forms of chromium supplements currently on the market. In August 2000 the Company entered into an agreement sublicensing the boron complex patent and licensing the chromium mineral complex covered by the Metallic Oligopeptide Complexes Patent with FutureCeuticals, a division of Van Drunen Farms, to develop and market these proprietary nutraceutical compounds. The agreement included an up front license fee of $25,000 and an additional license fee of $75,000 upon attaining $75,000 in initial sales of products developed and commercialized that are covered by the licensed technology. After meeting certain development, approval and commercialization criteria the licensee shall pay the Company the greater of an escalating minimum monthly royalty payment or a total gross royalty of 30% of gross revenue from the sale of licensed products. Of the 30% gross royalty, licensee shall credit and allocate 5% to further research and development of the products and pay the remaining 25% to the Company. FutureCeuticals reached $75,000 in sales in December 2002 allowing the remaining license fee balance of $75,000 to be posted to accounts receivable in 2002. The cash payment was received and deposited in January 2003. FutureCeuticals formulated, tested, manufactured and is currently selling boron and chromium complexes as raw materials to manufactures and distributors of nutritional supplements. Boron is marketed under the trade name FruiteX-B™ and Chromium under the trade name CarnoChrome™. FutureCeuticals has conducted a number of studies reflecting the primary activities and benefits of both products. In order to allocate additional funds to conduct new scientific studies designed to prove the superiority of CarnoChrome™ and FruiteX-B™ over competitive products, hire a proven product manager to specifically oversee the marketing and sales of CarnoChrome™ and FruiteX-B™ and fund the development of new products based on technology licensed from the Company the agreement between FutureCeuticals and the Company was amended on February 17, 2003. Under the terms of the amended agreement the Company will receive a 15% royalty on gross sales of licensed product in a calendar year less than $3,000,000 three million dollars and 20% of gross sales equal to or in excess of $3,000,000 three million dollars. There is a minimum guaranteed royalty payment of $90,000 in 2003, $150,000 in 2004 and $180,000 in 2005. Based on the terms of the agreement FuutureCeuticals has elected to cancel the license for the chromium carnosinate technology effective March 24, 2004. The agreement for the boron complex technology remains in effect. The cancellation of the chromium portion of the license agreement effects the minimum royalty payment. Based on the agreement the minimum payment for 2004 is $90,000 and 2005 is $112,500. In December of 2004 the agreement was amended to change the minimum payment for 2005 from $112.500 to $97,500. There can be no assurance that a significant market will develop for the boron product or that any products will continue to produce revenue for the Company.

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

The steps required by the FDA before a new drug may be marketed in the United States include: (a) preclinical studies; (b) submission to the FDA of a request for authorization to conduct human clinical trials in an Investigational New Drug “IND” application, which includes the test data of the preclinical studies and the proposed protocols (study designs) for clinical trials (an IND allows evaluation of the new drug in controlled clinical studies); (c) adequate and well controlled human clinical trials to establish the safety and effectiveness of the drug for its intended use; (d) submission to the FDA of a New Drug Application (“NDA”); and (e) review and approval of the NDA by the FDA before the drug may be shipped or sold commercially.

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

No Significant Operating Revenues; Accumulated Deficit; Expectation of Future Losses

The Company has experienced significant operating losses since its inception in 1991. As of December 31, 2004, the Company had a deficit accumulated in the development stage of $13,371,388. The Company expects operating losses to increase substantially in the future only if the Company decides to restart its research and development and clinical trials internally. The Company has generated no significant revenues from operations. The development of the Company’s proposed pharmaceutical products will require the commitment of substantial resources to prepare and submit applications to the FDA, and to conduct research, preclinical and clinical trials, and for both its proposed pharmaceutical and nutraceutical products the Company must either establish commercial scale manufacturing processes and facilities or contract for such manufacturing facilities, and to establish additional quality control, regulatory, marketing, sales and administrative capabilities. There can be no assurance the Company will be successful in these endeavors or will continue as a going concern, especially in light of the high failure rate of development stage pharmaceutical and nutrition companies with limited resources. There can be no assurance the Company will not incur substantial and continuing net losses beyond the next several years or that the Company will ever reach profitability. Furthermore, there can be no assurance the Company will apply for or obtain regulatory approvals, enter into arrangements with third parties for product development and commercialization, or successfully market or license any additional products. To achieve profitable operations, the Company, alone or with others, must successfully identify, develop, manufacture and market its proprietary products or technologies. There can be no assurance the Company will be able to accomplish these tasks. Significant delays in any of these matters could materially adversely impact the Company.

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

Dependence Upon Key Personnel

The Company has reduced its staff to three people, and is dependent on its licensees and its scientific collaborations for the bulk of its continuing research and development activities. Consequently, further successful development of the Company’s proprietary technology is dependent on the ability of the research and development efforts of its licensees and scientific collaborations. Directing these efforts is Dr. Sheldon S. Hendler, Chairman of the Company’s Board of Directors and the owner of approximately 18% of the outstanding Common Stock of the Company. The ability to retain the services of Dr. Hendler is important to the success of the Company. The Company does not currently have an employment contract with Dr. Hendler does not pay or accrue compensation to him, nor does it maintain insurance on Dr. Hendler’s life. Even if the Company succeeded in obtaining financing necessary to fund internal research and development, it would continue its efforts to expand its research and development externally by means of outsourcing and expanding collaborations with current or new scientific partners.

Reliance on Collaborative Partners

The Company licensed a natural form of boron covered by US Patent No.: 5,962,049 and was issued US Patent No.: 6,071,545 for novel Metallic Oligopeptide Complexes June 6, 2000 covering several mineral complexes for both nutritional and pharmaceutical applications. The patent covers a novel chromium complex, chromium carnosinate, which the Company feels is superior to the other forms of chromium supplements currently on the market. In August 2000 the Company entered into an agreement sublicensing the boron complex patent and licensing the chromium mineral complex covered by the Metallic Oligopeptide Complexes Patent with FutureCeuticals, a division of Van Drunen Farms, to develop and market these proprietary nutraceutical compounds. The agreement included an up front license fee of $25,000 and an additional license fee of $75,000 upon attaining $75,000 in initial sales of products developed and commercialized that are covered by the licensed technology. After meeting certain development, approval and commercialization criteria the licensee shall pay the Company the greater of an escalating minimum monthly royalty payment or a total gross royalty of 30% of gross revenue from the sale of licensed products. Of the 30% gross royalty, licensee shall credit and allocate 5% to further research and development of the products and pay the remaining 25% to the Company. FutureCeuticals reached $75,000 in sales in December 2002 allowing the remaining license fee balance of $75,000 to be posted to accounts receivable in 2002. The cash payment was received and deposited in January 2003. FutureCeuticals formulated, tested, manufactured and is currently selling boron and chromium complexes as raw materials to manufactures and distributors of nutritional supplements. Boron is marketed under the trade name FruiteX-B™ and Chromium under the trade name CarnoChrome™. FutureCeuticals has conducted a number of studies reflecting the primary activities and benefits of both products. In order to allocate additional funds to conduct new scientific studies designed to prove the superiority of CarnoChrome™ and FruiteX-B™ over competitive products, hire a proven product manager to specifically oversee the marketing and sales of CarnoChrome™ and FruiteX-B™ and fund the development of new products based on technology licensed from the Company the agreement between FutureCeuticals and the Company was amended on February 17, 2003. Under the terms of the amended agreement the Company will receive a 15% royalty on gross sales of licensed product in a calendar year less than $3,000,000 three million dollars and 20% of gross sales equal to or in excess of $3,000,000 three million dollars. There is a minimum guaranteed royalty payment of $90,000 in 2003, $150,000 in 2004 and $180,000 in 2005. Based on the terms of the agreement FuutureCeuticals has elected to cancel the license for the chromium carnosinate technology effective March 24, 2004. The agreement for the boron complex technology remains in effect. The cancellation of the chromium portion of the license agreement effects the minimum royalty payment. Based on the agreement the minimum payment for 2004 is $90,000 and 2005 is $112,500. In December of 2004 the agreement was amended to change the minimum payment for 2005 from $112,500 to $97,500. There can be no assurance that a significant market will develop for the boron product or that any products will continue to produce revenue for the Company.

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

Debt Service and Penalties

During March 2003, the Company obtained a note from a private investor to loan the Company $200,000 in the form of a convertible note at an interest rate of 10% per annum Interest is to be paid quarterly with the principal due and payable at the end of the third year. The note is collateralized by substantially all of the assets of the Company. The investor has the option to convert the principal amount into Vyrex common shares at a price of $0.25 during the first year, $0.50 the second year and $0.75 the third year. Further in connection with the Promissory Note, the investor was issued warrants, exercisable within three years from the date of issuance, entitling the investor to purchase Vyrex Corporation common shares in the amount of one hundred thousand 100,000 shares at an exercise price of $0.11 per share. The warrants had a fair value of $6,000 as of the date of issuance; accordingly, the Company discounted the note by $6,000 which was added to additional paid-in capital. The Company is accreting the discount on a straight-line basis over the term of the note. The Company has recognized $2,000 additional interest expense related to the accretion of this debt discount for the period ended December 31, 2004. On August 24, 2004 the Company obtained an additional note from the same private investor in the amount of $7,500. The principal amount plus 10% interest is due and payable on February 24, 2005. As further consideration for the loan the Company agreed to amend the strike price terms of the right to convert the principal amount of the March 2003 note into Vyrex common shares from $0.50 to $0.25 the second year and from $0.75 to $0.50 the third year.

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

Possible Depressive Effect on Price of Securities of Future Sales of Common Stock

Actual sales or the prospect of sales of Common Stock under Rule 144 or otherwise in the future may depress the prices of the Company’s securities or any market that may develop in the future. There are options outstanding both pursuant to the Company’s Stock Option Plan and options not pursuant to any plan which are exercisable for up to 2,787,259 shares of Common Stock. All of these options are currently exercisable; 13% are exercisable at a price range of $5.75 to $7.50, 14% at a price of $3.00, and 73% are exercisable at a price range of $0.10 to $0.56. Exercise of any of these options would result in additional dilution to the purchaser of the shares offered herein, and exercise of any significant amount of these options will result in substantial additional dilution. Resale of shares acquired upon the exercise of these options may depress the prices of the Company’s securities or make them more difficult to sell by the investors herein. The sale or availability for sale of substantial amounts of Common Stock in the public market after this offering could adversely affect the prevailing market prices of the Company’s securities and could impair the Company’s ability to raise additional capital through the sale of its equity securities.

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

Delisting From NASDAQ Stock Market

The Company was notified that it had been delisted from the NASDAQ SmallCap Market effective with the close of business October 21, 1998. As of October 22, 1998, the Company’s securities commenced trading over the counter under the symbols OTC:BB – VYRX and OTC:BB – VYRXW. As a result, investors may find it more difficult to dispose of or to obtain accurate quotations as to the value of, the Company’s securities.

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

The Commission has adopted regulations which generally define a “penny stock” to be any non-NASDAQ equity security of a small Company that has a market price (as therein defined) less than $5.00 per share, or with an exercise price of less than $5.00 per share subject to certain exceptions, and which is not traded on any exchange or quoted on NASDAQ. For any transaction by broker-dealers involving a penny stock (unless exempt), the rules require delivery, prior to a transaction in a penny stock, of a risk disclosure document relating to the penny stock market. Disclosure is also required to be made about compensation payable to both the broker-

dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in an account and information on the limited market in penny stocks.

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

Anti-Takeover Provisions - Limitation on Voting Rights

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

Product Liability; Availability of Insurance

The design, development and manufacture of the Company’s proposed products involve an inherent risk of product liability claims and associated adverse publicity. The Company obtained clinical trial product liability insurance for its Panavir® Phase I human clinical trial and intends to obtain insurance for future clinical trials of Panavir®, Vantox®, and other potential products under development, and for potential product liability associated with the commercial sale of the Company’s proposed products. There can be no assurance the Company will be able to obtain or maintain insurance for any of its clinical trials or proposed commercial products. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms or at all. The Company is also exposed to product liability claims in the event the use of its proposed products result in injury.

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

Vyrex Corporation rents an 800 square foot administrative facility located in La Jolla, California and off site file storage units. Current monthly rental on all facilities is approximately $1,300.

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

		High	Low
January 1, 2003	March 31, 2003	$0.16	$0.09
April 1, 2003	June 30, 2003	$0.18	$0.08
July 1, 2003	September 30, 2003	$0.17	$0.08
October 1, 2003	December 31, 2003	$0.27	$0.10
January 1, 2004	March 30, 2004	$0.27	$0.12
April 1, 2004	June 30, 2004	$0.19	$0.11
July 1, 2004	September 30, 2004	$0.21	$0.05
October 1, 2004	December 31, 2004	$0.16	$0.08

As of March 15, 2005, the Company’s Common Stock was held by approximately 600 stockholders of record. The Company has never paid cash dividends and does not anticipate paying any cash dividends in the foreseeable future.

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

Stock Options and Warrants

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), provides for use of a fair value based method of accounting for employee stock compensation. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock, if such amounts differ materially from the historical amounts. The Company has elected to continue to account for employee stock options using the intrinsic value method under APB 25. By making that election, it is required by SFAS 123 and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” to provide pro forma disclosures of net income and earnings per share as if a fair value based method of accounting had been applied.

Options and warrants granted to consultants and other non-employees are valued based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable, and expensed over the term of the consulting or other agreements.

Recent Accounting Developments

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment” (“SFAS 123 (R)”). SFAS 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123 (R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123 (R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123 (R), only certain pro forma disclosures of fair value were required. SFAS 123 (R) shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement is not expected to have a material impact on the financial statements of Vyrex Corporation during the year ended December 31, 2006.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under pervious pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type included put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under SFAS No. 150 are obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as market index, or varies inversely with the value of the issuers’ shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements.” The remaining provisions of SFAS No. 150 are consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. SFAS No. 150 shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003.

The FASB and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants had issued certain other accounting pronouncements as of December 31, 2004 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during 2004 or 2003.

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

With the ever increasing difficulty of biotechnology companies being able to raise funds in the capital markets, the Company has and is continuing to seek collaborative partners to license its existing technology with a view to raise funding. In addition, the Company’s short-term strategy will be to continue efforts to commercialize existing technology and to selectively defer research and development activity until such time as the Company has adequate operating funds. During 2004, operating expenses for the Company decreased $50,000 primarily due to decreased patent costs. Royalty revenue remained the same at $90,000 for 2004 and 2003. The net loss for 2004 amounted to $38,000 compared to $91,000 in 2003. As of December 31, 2004, the Company’s accumulated deficit was approximately $13,371,000.

The Company’s business is subject to significant risks, including the risks inherent in its research and development efforts, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and competition from other biotechnology companies. See “Risk Factors.”

Results of Operations

Years ended December 31, 2004 and 2003

Since January 2004, the Company’s major activities consisted of reducing debt, seeking additional licensing opportunities for its intellectual properties and joint ventures to market its nutraceutical products and initiating the research necessary to take its drug candidates forward into clinical trials. To supplement its existing resources, the Company will require additional capital from the sale of debt or equity. There can be no assurance that such capital will be available on favorable terms, or at all, and if additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.

Research and development expenses remained at $15,000 in 2004 and 2003. Expenses were limited to the cost of conducting research on the Company’s proprietary skin care compound and the license fee for our Boron compound.

General and administrative expenses decreased $49,000 to $95,000 in 2003 compared to $144,000 in 2003. This decrease was due, in part, to the reduction in patent costs. Other expenses were limited to consulting fees and general office expenses such as rent, accounting services, telephone expenses, utility expenses and postage.

Net loss decreased $53,000 to $38,000 in 2004 compared to $91,000 in 2003. Basic and diluted loss per share decreased to $0.00 in 2004 compared to $0.01 in 2003. The lower net loss per common share is principally due to the decrease in the net loss.

Liquidity and Capital Resources

The Company has financed its operations since inception through the sale of debt and equity securities. As of December 31, 2004, the Company had a working capital deficit of $47,000 compared to a working capital deficit of $49,000 at December 31, 2003.

For the year ended December 31, 2004, the Company used $15,000 of cash in operating activities, compared to $27,000 during 2003. Current employees are not receiving salaries in order to conserve cash for critical operating activities. Salaries will be resumed when the Company can sufficiently fund payroll.

During 2004, management discovered it currently owns equity securities in which it previously held an old insurance policy in 1997 and 1998 that was then converted into equity securities on April 21, 1999. The Company is considering liquidating these securities which have a current value of approximately $18,000 to further reduce outstanding obligations.

While the Company may have revenues during 2005, it is not anticipated that they will be significant and therefore without additional financing it is uncertain whether the Company can continue as a going concern. The Company is actively pursuing collaborations with potential partners in both the pharmaceutical and nutraceutical divisions with the objective of raising financing to enable the Company to continue operations. The Company does not currently have any commitments for financing.

On March 10, 2003, the Company obtained a commitment from a private investor to loan the Company $200,000 in the form of a three year convertible note at an interest rate of 10% per annum. The interest is to be paid semiannually with the principal due and payable at the end of the third year. The note is collateralized by substantially all of the assets of the Company.

Management anticipates, but cannot assure, the minimum guaranteed royalty payments of $97,500 based on the FutureCeuticals license agreement, will provide the Company with the funds necessary to continue operations through 2005. The Company does not have any lease or other commitments. The Company does not have an existing bank line of credit or other form of revolving or renewable credit facility.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and President, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004 pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the principal executive officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, required to be included in the Company’s periodic SEC filings. Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 9.	DIRECTORS AND EXECUTIVE OFFICERS, OF THE REGISTRANT.

The information required by Item 9 of Form 10-K SB is incorporated by reference to the information contained in the section captioned “Election of Directors” and “Compliance with Section 16(a) of the Exchange Act” in the Registrants definitive proxy statement for the Annual Meeting of Shareholders (“Proxy Statement”) to be filed with the Commission on or before April 30, 2005.

Item 10.	EXECUTIVE COMPENSATION.

The information required by Item 10 of Form 10-K SB is incorporated by reference to the information contained in the section captioned “Executive Compensation” in the Proxy Statement to be filed with the Commission on or before April 30, 2005.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 11 of Form 10-K SB is incorporated by reference to the information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement to be filed with the Commission on or before April 30, 2005.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 12 of Form 10-K SB is incorporated by reference to the information contained in the section captioned “Certain Relationships and Related Transactions” in the Proxy Statement to be filed with the Commission on or before April 30, 2005.

Item 13.	EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit 23.1: Consent of J. H. Cohn LLP, Independent Registered Public Accounting Firm.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference to the information under the caption “Principal Accountant Fees and Services” of the Registrant’s definitive Proxy Statement and notice of the Company’s 2005 Annual Meeting of Shareholders which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

Vyrex Corporation

Annual Report on Form 10-K SB

Year Ended December 31, 2004

Exhibit Index

Exhibit Number	Description
3.1	Bylaws *

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(b)	The Company did not file any reports on Form 8-K during the three months ended December 31, 2004

*	Previously Filed

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

Signature	Title	Date
/s/ SHELDON S. HENDLER	Director	March 28, 2005

/s/ G. DALE GARLOW	Director	March 28, 2005

/s/ RICHARD G. MCKEE, JR.	Director	March 28, 2005

/s/ TOM K. LARSON, JR.	Director	March 28, 2005

/s/ MICHAEL L. EAGLE	Director	March 28, 2005

Vyrex Corporation

(a development stage enterprise)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Vyrex Corporation

We have audited the accompanying balance sheets of Vyrex Corporation (a development stage enterprise) as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended, and for the period from January 2, 1991 (date of inception) through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the years ended December 31, 1998, 1997 and 1996 were audited by other auditors whose reports dated March 15, 1999 (except as to Note 10 to the 1998 financial statements for which the date was March 29, 1999) and February 12, 1998, expressed unqualified opinions and included explanatory paragraphs discussing substantial doubt regarding Vyrex Corporation’s ability to continue as a going concern. Total revenues and net losses for the three years ended December 31, 1998, 1997 and 1996 were $1,600 and $8,504,866, respectively. Our opinion on the statements of operations, stockholders’ deficiency and cash flows for the period from January 2, 1991 (inception) through December 31, 2004, insofar as it relates to amounts for the years ended December 31, 1998, 1997 and 1996, is based solely on the reports of other auditors.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Vyrex Corporation (a development stage enterprise) at December 31, 2004 and 2003, and its results of operations and cash flows for the years then ended and for the period from January 2, 1991 (date of inception) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ J.H. Cohn LLP

San Diego, California

February 8, 2005

Vyrex Corporation

(a development stage enterprise)

Balance Sheets

	December 31
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$3,174	$11,137
Accounts receivable	22,500	22,500
Investment in available-for-sale securities	16,665

Total assets	$42,339	$33,637

Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable and accrued liabilities	$81,407	$82,707
Current portion of notes payable	7,500

Total current liabilities	88,907	82,707
Notes payable, net	198,000	196,000

Total liabilities	286,907	278,707

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued
Common stock, $.001 par value; 50,000,000 shares authorized; 8,492,867 issued and outstanding	8,493	8,493
Additional paid-in capital	13,106,096	13,080,025
Accumulated other comprehensive income	12,231
Deficit accumulated during the development stage	(13,371,388)	(13,333,588)

Total stockholders’ deficiency	(244,568)	(245,070)

Total liabilities and stockholders’ deficiency	$42,339	$33,637

See accompanying notes.

Vyrex Corporation

(a development stage enterprise)

Statements of Operations

	Years ended December 31,		Cumulative from Inception
	2004	2003
Licensing and royalty revenue	$90,000	$90,000	$755,699

Operating expenses:
Research and development	14,699	15,087	6,471,158
Marketing and selling		1,034	438,664
General and administrative	95,439	144,122	6,191,508

Total operating expenses	110,138	160,243	13,101,330

Loss from operations	(20,138)	(70,243)	(12,345,631)

Other income (expense):
Interest income	226	446	475,726
Other income	4,434		4,434
Loss on disposal of fixed assets			(13,664)
Interest expense	(22,322)	(20,743)	(142,353)
Charge from issuance of stock options for bridge financing			(1,349,900)

Total other expense	(17,662)	(20,297)	(1,025,757)

Net loss	$(37,800)	$(90,540)	$(13,371,388)

Net loss per share – basic	$(0.00)	$(0.01)

Weighted-average common shares outstanding	8,492,867	8,492,867

See accompanying notes.

Vyrex Corporation

(a development stage enterprise)

Statements of Stockholders’ Deficiency

	Common stock		Additional paid-in capital	Deficit accumulated during the development stage	Total stockholders’ equity (deficiency)
	Shares	Amount
Issuance (at $.002 per share) for acquisition of technology retroactively reduced for 150,000 shares returned and retired on October 1, 1995	3,350,000	$3,350	$3,350	$—	$6,700
Issuance (at $.002 per share) for cash	500,000	500	500		1,000
Issuance (at $1.00 per share) for cash	800,000	800	799,200	—	800,000
Issuance as compensation (at $1.00 per share)	32,500	33	32,467	—	32,500
Issuance (at $2.00 per share) upon conversion of note payable	100,000	100	199,900	—	200,000
Issuance (at $3.00 per share) for cash, net of issuance costs of $4,086	33,000	33	94,881	—	94,914
Net loss	—	—	—	(1,085,932)	(1,085,932)

Balance at December 31, 1993	4,815,500	4,816	1,130,298	(1,085,932)	49,182
Issuance (at $3.00 per share) for cash, net of issuance costs of $21,000	99,000	99	275,901	—	276,000
Issuance (at $3.00 per share) in lieu of finder’s fee	7,000	7	20,993	—	21,000
Issuance (at $3.00 per share) in lieu of finder’s fee	5,000	5	14,995	—	15,000
Issuance (at $3.00 per share) for cash, net of issuance costs of $41,844	24,990	25	33,101	—	33,126
Net loss	—	—	—	(467,683)	(467,683)

Balance at December 31, 1994	4,951,490	4,952	1,475,288	(1,553,615)	(73,375)
Issuance (at $3.00 per share) for cash, net of issuance costs of $46,976	149,940	150	402,694	—	402,844
Issuance (at $3.00 per share) in settlement of account payable	6,041	6	18,117	—	18,123
Issuance (at par value) as compensation for services related to prior issuances of common stock	83,000	83	(83)	—	—
Issuance (at $3.00 per share) as compensation for services related to offering	13,334	13	39,989	—	40,002
Issuance (at $3.00 per share) of options for 450,000 shares as compensation for arranging bridge financing	—	—	1,349,900	—	1,349,900
Net loss	—	—	—	(1,854,584)	(1,854,584)

Balance at December 31, 1995	5,203,805	5,204	3,285,905	(3,408,199)	(117,090)
Proceeds from initial public offering (at $6.50 per unit), net of issuance costs of $1,135,453	1,057,097	1,057	5,734,620	—	5,735,677
Sale of option to purchase 300,000 shares (at $3.00 per share)	—	—	50,000	—	50,000
Exercise of stock options (at $3.00 per share) for cash	300,000	300	899,700	—	900,000
Conversion of notes payable and related accrued interest (at $3.00 per share)	86,015	86	257,959	—	258,045
Exercise of stock options (at $.00022 per share) for cash	450,000	450	(350)	—	100
Issuance of units as compensation for legal services (at $4.55 per share)	24,292	24	110,505	—	110,529
Net loss	—	—	—	(1,820,614)	(1,820,614)

Balance at December 31, 1996	7,121,209	7,121	10,338,339	(5,228,813)	5,116,647

Vyrex Corporation

(a development stage enterprise)

Statements of Stockholders’ Deficiency—(Continued)

	Common stock		Additional paid-in capital	Deficit accumulated during the development stage	Total stockholders’ equity (deficiency)
	Shares	Amount
Balance at December 31, 1996	7,121,209	$7,121	$10,338,339	$(5,228,813)	$5,116,647
Exercise of warrants, 200 shares at $8.00 per share	200	—	1,600	—	1,600
Warrants issued in conjunction with debenture offering	—	—	62,220	—	62,220
Net loss	—	—	—	(3,295,840)	(3,295,840)

Balance at December 31, 1997	7,121,409	7,121	10,402,159	(8,524,653)	1,884,627
Issuance of stock as partial consideration for placement of debentures	8,000	8	49,992	—	50,000
Issuance of stock on conversion of debentures	227,222	227	807,414	—	807,641
Issuance of shares upon cashless exercise of stock options	66,824	67	396,513	—	396,580
Issuance of 375,000 stock options for services	—	—	87,000	—	87,000
Net loss	—	—	—	(3,388,412)	(3,388,412)

Balance at December 31, 1998	7,423,455	7,423	11,743,078	(11,913,065)	(162,564)
Issuance (at $.34 per share) for cash	119,412	120	40,480		40,600
Issuance of 47,000 stock options for services			6,580		6,580
Issuance of 250,000 warrants for services			30,500		30,500
Net loss				(788,548)	(788,548)

Balance at December 31, 1999	7,542,867	7,543	11,820,638	(12,701,613)	(873,432)
Forgiveness of accrued compensation			422,559		422,559
Issuance (at $.90 per share) for cash	300,000	300	269,700		270,000
Exercise of stock options (at $.10 per share) for cash	250,000	250	24,750		25,000
Exercise of warrants (at $.10 per share) for cash	100,000	100	9,900		10,000
Issuance (at $1.00 per share) for cash	150,000	150	149,850		150,000
Reduction of exercise price for options and warrants			148,000		148,000
Net loss				(335,487)	(335,487)

Balance at December 31, 2000	8,342,867	8,343	12,845,397	(13,037,100)	(183,360)
Issuance of 50,000 stock options for services			18,500		18,500
Issuance of 200,000 warrants for services			50,000		50,000
Net loss				(202,185)	(202,185)

Balance at December 31, 2001	8,342,867	8,343	12,913,897	(13,239,285)	(317,045)

Vyrex Corporation

(a development stage enterprise)

Statements of Stockholders’ Deficiency—(Continued)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Deficit accumulated during the development stage	Total stockholders’ equity (deficiency)
	Shares	Amount
Balance at December 31, 2001	8,342,867	$8,343	$12,913,897		$(13,239,285)	$(317,045)
Modification of stock options			2,000			2,000
Issuance of stock upon exercise of warrants at $.10 per share	150,000	150	14,850			15,000
Forgiveness of accrued compensation			140,978			140,978
Issuance of 20,000 warrants for services			2,000			2,000
Issuance of 5,000 warrants for services			300			300
Net loss					(3,763)	(3,763)

Balance at December 31, 2002	8,492,867	8,493	13,074,025		(13,243,048)	(160,530)
Issuance of 100,000 warrants in connection with debt issuance			6,000			6,000
Net loss					(90,540)	(90,540)

Balance at December 31, 2003	8,492,967	8,493	13,080,025		(13,333,588)	(245,070)
Forgiveness of accrued compensation			26,071			26,071
Net loss					(37,800)	(37,800)
Effect of change in fair value of available-for-sale securities				$12,231		12,231

Comprehensive loss						(25,569)

Balance at December 31, 2004	8,492,867	$8,493	$13,106,096	$12,231	$(13,371,388)	$(244,568)

See accompanying notes.

Vyrex Corporation

(a development stage enterprise)

Statements of Cash Flows

	Years ended December 31,		Cumulative from Inception
	2004	2003
Operating activities
Net loss	$(37,800)	$(90,540)	$(13,371,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment charges			336,329
Accretion of debt discount	2,000	2,000	4,000
Interest receivable			3,506
Loss on disposal of fixed assets			13,664
Issuance of compensatory notes, stock, stock options and warrants			2,302,512
Other income	(4,434)		(4.434)
Changes in operating assets and liabilities:
Accounts receivable and other assets		57,500	77,500
Accounts payable and accrued liabilities	24,771	4,151	580,060

Net cash used in operating activities	(15,463)	(26,889)	(10,058,251)

Investing activities
Purchase of short-term investments			(8,440,442)
Sale of short-term investments			8,467,931
Purchases of fixed assets			(209,595)
Proceeds on sale of fixed assets			10,000
Patent, trademark and copyright costs			(133,519)
Other assets, including notes receivable from related parties			(4,202)

Net cash used in investing activities			(309,827)

Financing activities
Net proceeds from issuance of common stock			7,889,808
Exercise of stock options and sale of options			975,100
Exercise of warrants			25,000
Proceeds from short-term loan	7,500		875,230
Proceeds from notes payable		200,000	791,114
Repayment of notes payable		(165,000)	(185,000)
Advances from potential investors			100,000
Repayment of advances			(100,000)

Net cash provided by financing activities	7,500	35,000	10,371,252

Net increase (decrease) in cash and cash equivalents	(7,963)	8,111	3,174
Cash and cash equivalents, beginning of the period	11,137	3,026	—

Cash and cash equivalents, end of the period	$3,174	$11,137	$3,174

Supplemental cash flow information
Forgiveness of debt	$26,071		$589 608

Conversion of notes payable and related accrued interest			$258,045

Issuance of stock as consideration for conversion of debentures			$857,641

Issuance of stock upon cashless exercise of stock options			$396,580

Warrants issued in connection with convertible debentures and notes payable		$6,000	$68,220

See accompanying notes.

1.	Basis of Presentation and the Company

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of Vyrex Corporation (the “Company”) as a going concern and the realization of the Company’s assets and the satisfaction of its liabilities in the normal course of business. As of December 31, 2004, the Company has an accumulated deficit of $13,371,388 and stockholders’ deficiency of $244,568. Due to the Company’s recurring losses and stockholders’ deficiency, there can be no assurance that the Company will be able to obtain additional operating capital, which may impact the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the potential inability of the Company to continue as a going concern.

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

The Company’s major activities through December 31, 2004 have been limited to out-sourcing research and development related to its proposed products and raising funds for such activities. These activities have not generated any significant revenues; accordingly, the Company has been in the development stage since its inception. Successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenue adequate to support the Company’s cost structure. There can be no assurance that the Company will be successful in these areas. To supplement its existing resources, the Company will require additional capital through the sale of debt or equity. There can be no assurance that such capital will be available on favorable terms, or at all, and if additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.

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

Stock Options and Warrants

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), provides for use of a fair value based method of accounting for employee stock compensation. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock, if such amounts differ materially from the historical amounts. The Company has elected to continue to account for employee stock options using the intrinsic value method under APB 25. By making that election, it is required by SFAS 123 and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” to provide pro forma disclosures of net income and earnings per share as if a fair value based method of accounting had been applied.

Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.00% dividend yield of 0%; the volatility factor of the expected market price of the Company’s common stock of 100% in 2003 and a weighted-average expected life of the options of 120 months. No options were issued in 2004.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	2004	2003
Net loss – as reported	$(37,800)	$(90,540)
Stock-based employee compensation expense assuming a fair value based method had been used for all awards	(16,000)	(59,000)

Net loss – pro forma	$(53,800)	$(149,540)

Basic loss per share – as reported	$(0.00)	$(0.01)
Basic loss per share – pro forma	$(0.01)	$(0.02)

The weighted-average fair value of options granted in 2003 was $0.07.

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

Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the periods presented. Diluted earnings per share have not been presented because the assumed conversion of convertible notes payable and the exercise of the Company’s outstanding options and warrants would have been antidilutive. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. The number of shares potentially issuable at December 31, 2004 and 2003 upon the conversion or exercise that were not included in the computation of net loss per share totaled 2,912,259 and 3,294,259, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Investments

Pursuant to Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, the Company’s investments in marketable equity securities have been classified as available-for-sale securities and, accordingly, are valued at fair value at the end of each period. Any material unrealized holding gains and losses arising from such valuation are excluded from net income and reported, net of applicable income taxes, in other comprehensive income. Accumulated net unrealized holding gains and losses are included at the end of each year in accumulated other comprehensive income which is a separate component of stockholders’ equity.

3.	Warrants

Activity with respect to warrants for the purchase of the Company’s common stock is summarized as follows:

	Warrants Outstanding	Exercise Price	Weighted Average Exercise Price
Balance at January 1, 2003	225,000	$0.15 - $0.37	$0.30
Issued	100,000	$0.11	$0.11

Balance at December 31, 2003	325,000	$0.11 - $0.37	$0.24
Expired	(200,000)	$0.30	$0.30

Balance at December 31, 2004	125,000	$0.11 - $0.37	$0.15

The warrants outstanding at December 31, 2004 will expire on varying dates through March 10, 2006.

4.	License and Collaboration Agreements

On August 29, 2000, the Company entered into a license agreement with VDF FutureCeuticals, Inc. (“VDF”). The licensee paid a license fee of $100,000 to manufacture certain boron compounds. The agreement also included terms relating to royalty payments based on sales and a guaranteed minimum royalty payment. During both 2004 and 2003 the Company received $90,000 in guaranteed royalty payments. There can be no assurance that a significant market will develop for the boron product to produce revenue for the Company.

5.	Concentration of Credit Risk

The Company maintains its cash and cash equivalent balances primarily in one financial institution.

Concentrations of credit risk with respect to accounts receivable are significant due to the Company only having one customer, although the payment terms are generally short. On a periodic basis, the Company evaluates its trade accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs, which have been nil and collections.

6.	Income Taxes

At December 31, 2004, the Company had net operating loss carryforwards available to reduce future taxable income, if any, of approximately $16,059,000 and $7,076,000 for Federal and California income tax purposes, respectively. The Federal net operating loss begins to expire in 2006. The remaining California net operating losses have been suspended for two years and will begin to expire in 2007. The difference between the Federal and California tax loss carryforwards is primarily related to the expiration of California loss carryforwards. At December 31, 2004, the Company also had research and development credit carryforwards of approximately $486,000 and $250,000 for Federal and state income tax reporting purposes, respectively. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three year period.

Temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes (the loss and tax credit carryforwards described above) give rise to the Company’s deferred income taxes. The components of the Company’s deferred tax assets as of December 31, 2004 and 2003 are as follows:

	2004	2003
Net operating loss carryforwards	$6,086,000	$6,059,000
Research and development credit carryforwards	648,000	648,000
Other	120,000	120,000

	6,854,000	6,827,000
Valuation allowance	(6,854,000)	(6,827,000)

	$—	$—

As the ultimate realization of the potential benefits of the Company’s net operating loss carryforwards is considered unlikely by management, the Company has offset the deferred tax assets attributable to those potential benefits through valuation allowances in 2004 and 2003 and, accordingly, the Company did not recognize any benefit from income taxes in the accompanying statements of operations to offset its pre-tax losses. The valuation allowance increased by $27,000 in 2004 and decreased by $22,000 in 2003.

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

Activity with respect to the stock option plan is summarized as follows:

	Stock Options Outstanding	Option Exercise Price	Weighted- Average Exercise Price
Balance at January 1, 2003	2,609,259		$1.54
Granted	360,000	$0.25	$0.25
Balance at December 31, 2003	2,969,259		$1.38
Expired	(182,000)	$0.56	$0.56

Balance at December 31, 2004	2,787,259		$1.44

Shares available for grant at December 31, 2004	1,087,741

Following is a further breakdown of the options outstanding as of December 31, 2004:

Range of Exercise Prices	Outstanding Options	Weighted- Average Remaining Life in Years	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price of Options Exercisable
$0.10 – $0.56	2,035,000	5.37	$0.35	2,035,000	$0.35
$3.00	398,668	2.37	3.00	398,668	3.00
$5.75 – $7.50	353,591	2.94	5.94	353,591	5.94

	2,787,259	4.63	1.44	2,787,259	1.44

8.	Notes Payable and Related Conversion and Stock Options

At December 31, 2004 and 2003, the Company has an outstanding note payable with an aggregate principal balance of $198,000 and $196,000, net of unamortized debt discount and bears interest at an annual rate of 10%, respectively. The note is collateralized by substantially all of the assets of the Company and is due on March 10, 2006. The investor has the option to convert the principal amount into Vyrex common shares at a price of $0.25 during the first year, $0.50 the second year and $0.75 the third year. Further in connection with the Promissory Note, the investor was issued warrants, exercisable within three years from the date of issuance, entitling the investor to purchase 100,000 Vyrex common shares at an exercise price of $0.11 per share. The Company determined the fair market value of these warrants were $0.06 per warrant utilizing the Black-Scholes option pricing model. The $6,000 was treated as a discount to the note and is being accreted over the term of the loan. On August 24, 2004, the Company obtained an additional note from the same private investor in the amount of $7,500. The principal amount plus 10% interest is due and payable on February 24, 2005, this due date has been extended and agreed upon by the note holder to be paid on April 1, 2005 plus accrued interest. As further consideration for the loan the Company agreed to amend the strike price terms of the right to convert the principal amount of the March 2003 note into Vyrex common shares from $0.50 to $0.25 the second year and from $0.75 to $0.50 the third year.

9.	Contingencies

Due to cash constraints, the Company has been unable to remain current in the payment of insurance premiums. As a result, no insurance coverage is in effect for the Company at December 31, 2004.

10.	Available-for-sale securities

During 2004, management discovered it has an investment in equity securities derived from its ownership of an old insurance policy that was converted into equity securities on April 21, 1999. The Company has determined the affect of the omission to be immaterial to the financial statements through December 31, 2003. The impact of the adjustment to the net loss of $788,548 for the year ended December 31, 1999 would have been a reduction of the net loss by approximately $4,000.

The unrealized holding gains of approximately $12,000 as of December 31, 2004 have been reflected as a separate component of stockholders’ deficiency. Total comprehensive loss for the year ended December 31, 2004 amounted to approximately $26,000.