Form 10QSB
period 2005-06-30
VYREX CORP
filed 2005-08-15
CIK 933972

United States

Securities and Exchange Commission

Washington D.C. 20549

Form 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2005

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

As of June 30, 2005, there are 8,492,867 shares of common stock outstanding and warrants to purchase 105,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format

Yes  ☐    No  ☒

Vyrex Corporation

PART I Financial Information

Item 1.	Financial Statements

Vyrex Corporation

(a development stage enterprise)

Condensed Balance Sheets

	June 30, 2005	Dec 31, 2004
	Unaudited	(Note 1)
Assets
Cash and cash equivalents	$29,042	$3,174
Accounts receivable		22,500
Investment in available-for-sale securities	15,469	16,665

Total assets	$44,511	$42,339

Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable and accrued liabilities	$113,300	$81,407
Current portion of notes payable, net	199,000	7,500

Total current liabilities	312,300	88,907
Notes payable, net		198,000

Total liabilities	312,300	286,907

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued
Common stock, $.001 par value; 50,000,000 shares authorized; 8,492,867 issued and outstanding	8,493	8,493
Additional paid-in capital	13,106,096	13,106,096
Accumulated other comprehensive income	11,035	12,231
Deficit accumulated during the development stage	(13,393,413)	(13,371,388)

Total stockholders’ deficiency	(267,789)	(244,568)

Total liabilities and stockholders’ deficiency	$44,511	$42,339

See accompanying notes.

Vyrex Corporation

(a development stage enterprise)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative From Inception
	2005	2004	2005	2004
Licensing and royalty revenue	$22,500	$22,500	$52,500	$45,000	$808,199

Operating expenses: Research and development	38	2,849	133	4,013	6,471,291
Marketing and selling					438,664
General and administrative	33,934	35,497	63,327	65,133	6,254,835
Loss on disposal of fixed assets					13,664

Total operating expenses	33,972	38,346	63,460	69,146	13,178,454

Loss from operations	(11,472)	(15,846)	(10,960)	(24,146)	(12,370,255)

Other income (expense):
Interest income	28	6	33	19	475,759
Other income					4,434
Interest expense	(5,486)	(5,486)	(11,098)	(10,973)	(153,451)
Charge from issuance of stock options for bridge financing	—	—	—	—	(1,349,900)

Total other expense	(5,458)	(5,480)	(11,065)	(10,954)	(1,023,158)

Net loss	$(16,930)	$(21,326)	$(22,025)	$(35,100)	$(13,393,413)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding	8,492,867	8,492,867	8,492,867	8,492,867

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

(Continued)

Vyrex Corporation

(a development stage enterprise)

Condensed Statements of Stockholders’ Equity (Deficiency)

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Deficit accumulated during the development stage	Total stockholders’ equity (deficiency)
	Shares	Amount
Balance at December 31, 2001	8,342,867	$8,343	$12,913,897		$(13,239,285)	$(317,045)
Modification of stock options			2,000			2,000
Issuance of stock upon exercise of warrants at $.10 per share	150,000	150	14,850			15,000
Forgiveness of accrued compensation			140,978			140,978
Issuance of 20,000 warrants for services			2,000			2,000
Issuance of 5,000 warrants for services			300			300
Net loss					(3,763)	(3,763)

Balance at December 31, 2002	8,492,867	8,493	13,074,025		(13,243,048)	(160,530)
Issuance of 100,000 warrants in connection with debt issuance			6,000			6,000
Net loss					(90,540)	(90,540)

Balance at December 31, 2003	8,492,867	8,493	13,080,025		(13,333,588)	(245,070)
Forgiveness of accrued compensation			26,071			26,071
Net loss					(37,800)	(37,800)
Effect of change in fair value of available-for-sale securities				$12,231		12,231

Comprehensive loss						(25,569)

Balance at December 31, 2004	8,492,867	8,493	13,106,096	12,231	(13,371,388)	(244,568)
Net loss					(22,025)	(22,025)
Effect of change in fair value of available-for-sale securities				(1,196)		(1,196)

Comprehensive loss						(23,221)

Balance at June 30, 2005	8,492,867	$8,493	$13,106,096	$11,035	$(13,393,413)	$(267,789)

See accompanying notes.

Vyrex Corporation

(a development stage enterprise)

Condensed Statements of Cash Flows

(Unaudited)

	Six Months ended		Cumulative from Inception
	June 30, 2005	June 30, 2004
Operating activities
Net loss	$(22,025)	$(35,100)	$(13,393,413)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and impairment charges			336,329
Accretion of debt discount	1,000	1,000	5,000
Interest receivable			3,506
Loss on disposal of fixed assets			13,664
Issuance of compensatory notes, stock, stock options and warrants			2,302,512
Other income			(4,434)
Changes in operating assets and liabilities:
Accounts receivable and other assets	22,500		100,000
Accounts payable and accrued liabilities	31,893	25,082	611,953

Net cash provided by (used in) operating activities	33,368	(9,018)	(10,024,883)

Investing activities
Purchase of short-term investments			(8,440,442)
Sale of short-term investments			8,467,931
Purchases of fixed assets			(209,595)
Proceeds on sale of fixed assets			10,000
Patent, trademark and copyright costs			(133,519)
Other assets, including notes receivable from related parties			(4,202)

Net cash used in investing activities			(309,827)

Financing activities
Net proceeds from issuance of common stock			7,889,808
Exercise of stock options and sale of options			975,100
Exercise of warrants			25,000
Proceeds from short-term loan			875,230
Proceeds from notes payable			791,114
Repayment of notes payable	(7,500)		(192,500)
Advances from potential investors			100,000
Repayment of advances			(100,000)

Net cash provided by (used in) financing activities	(7,500)		10,363,752

Net increase (decrease) in cash and cash equivalents	25,868	(9,018)	29,042
Cash and cash equivalents, beginning of period	3,174	11,137

Cash and cash equivalents, end of the period	$29,042	$2,119	$29,042

Supplemental cash flow information
Forgiveness of debt		$26,071	$589,608

Conversion of notes payable and related accrued interest			$258,045

Issuance of stock as consideration for conversion of debentures			$857,641

Issuance of stock upon cashless exercise of stock options			$396,580

Warrants issued in connection with convertible debentures and notes payable			$68,220

See accompanying notes.

Vyrex Corporation

(A Development Stage Enterprise)

Notes To Condensed Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying condensed financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America for interim financial information. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of the Company’s management, the unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of the Company’s financial position as of June 30, 2005, and its results of operations and cash flows for the three and six-month periods ended June 30, 2005 and 2004 and for the period from inception through June 30, 2005. The results of operations for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and notes thereto included in Vyrex’s Form 10-KSB for the year ended December 31, 2004.

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. As of June 30, 2005, the Company had an accumulated deficit of $13,393,413, a stockholders’ deficiency of $267,789 and negative working capital of $267,789. Due to the Company’s recurring losses and stockholders’ deficiency, there can be no assurance that the Company will be able to obtain additional operating capital, which may impact the Company’s ability to continue as a going concern. The accompanying condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

The Company’s major activities through June 30, 2005 have consisted of seeking additional licensing opportunities for its intellectual properties and joint ventures to market its nutraceutical products and initiating the research necessary to take its drug candidates forward into clinical trials. Currently, the major focus for the Company is the testing of its proprietary ProFlavone technology and obtaining a licensing or collaboration agreement to develop its proprietary water pro-drug of propofol phosphate. ProFlavones are proprietary nutraceuticals being developed by the Company for cardiovascular, skeletal and cellular health. ProFlavones are novel delivery forms of isoflavones. Isoflavones are chemicals (phytochemicals) found in beans, particularly soy. Isoflavones are antioxidants and possess estrogenic activity (phytoestrogens) and are thought to have anti-atherogenic, anti-carcinogenic and anti-osteoporotic activities as well. Recently, some isolavones have also been shown to be protective against ionizing radiation (radioprotectants). Radioprotectants have application in oncology, space travel, radiological terrorism and military scenarios. The Company has synthesized and is testing a number of its isoflavone prodrug forms covered under U.S. Patent

Number 6,541613 and U.S. Patent Application 20030212009. A high priority for the Company is the testing of its ProFlavones for radioprotective activity. The Company continually works toward raising funds for outsourcing research and development on its novel technology, seeking additional collaborative partners through exclusive or non-exclusive licensing of its technology and continuing to work with its current partners to generate additional revenues based on existing licensing and royalty agreements. These activities have not generated any significant revenues; accordingly, the Company has been in the development stage since its inception. Successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenue adequate to support the Company’s cost structure. There can be no assurance that the Company will be successful in these areas. To supplement its existing resources, the Company will require additional capital through the sale of debt or equity. There can be no assurance that such capital will be available on favorable terms, or at all, and if additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.

The Company believes but cannot assure that its current cash reserves and other resources will fund the business through at least December 31, 2005. The Company cannot assure that it will be able to continue the business through June 30, 2006 unless additional funds are received, or the terms of the note for $200,000 due March 2006 is renegotiated.

(2)	Notes Payable

During March 2003, the Company obtained a note from a private investor to loan the Company $200,000 in the form of a convertible note at an interest rate of 10% per annum. Interest is to be paid quarterly with the principal due and payable at the end of the third year. The note is collateralized by substantially all of the assets of the Company. The investor has the option to convert the principal amount into Vyrex common shares at a price of $0.25 during the first year, $0.50 the second year and $0.75 the third year. Further in connection with the Promissory Note, the investor was issued warrants, exercisable within three years from the date of issuance, entitling the investor to purchase Vyrex Corporation common shares in the amount of 100,000 shares at an exercise price of $0.11 per share. The warrants had a fair value of $6,000 as of the date of issuance; accordingly, the Company discounted the note by $6,000, which was added to additional paid-in capital. The Company is accreting the discount on a straight-line basis over the term of the note. On August 24, 2004, the Company obtained an additional note from the same private investor in the amount of $7,500. The principal amount plus 10% interest was paid in full on March 29, 2005. As further consideration for the loan the Company agreed to amend the strike price terms of the right to convert the principal amount of the March 2003 note into Vyrex common shares from $0.50 to $0.25 the second year and from $0.75 to $0.50 the third year.

(3)	Stock-Based Compensation

As explained in Note 8 in the Form 10-KSB, the Company accounts for stock options granted to employees based on their intrinsic values under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations”, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, and the provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123”. Since the exercise price of all of the options granted by the Company to its employees has been equal to or greater than fair value, the Company has not recognized any earned or unearned compensation costs in its financial statements in connection with those options. The Company’s historical net loss and basic net loss per share, and pro forma net loss and basic net loss per share, for the three and six months ended June 30, 2005 and 2004 assuming compensation cost had been determined based on the fair value of all options at the respective dates of grant determined using a pricing model consistent with the provisions of SFAS 123 are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss – as reported	$(16,930)	$(21,326)	$(22,025)	$(35,100)
Stock-based employee compensation expense assuming a fair value based method had been used for all awards		(4,000)		(8,000)

Net loss – pro forma	$(16,930)	$(25,326)	$(22,025)	$(43,100)

Basic loss per share – as reported	$(.00)	$(.00)	$(.00)	$(.00)

Basic loss per share – pro forma	$(.00)	$(.00)	$(.00)	$(.01)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Three months ended June 30, 2005 and 2004

Licenses and royalty revenue remained the same at $23,000 for the three months ended June 30, 2005 and 2004. Royalty revenue is comprised of our boron compound licensed by the FutureCeuticals Division of Van Drunen Farms.

General and administrative expenses decreased $1,000 to $34,000 in the current period, compared to $35,000 for the same period in 2004. Second quarter expenses were limited to maintenance of patents and general office expenses such as accounting fees, utility expenses, telephone expenses, rent and postage.

Net loss decreased $4,000 to $17,000 in the current period, compared to $21,000 for the same period during 2004. Basic and diluted loss per share remained the same at $0.00 in the three months ended June 30, 2005 and 2004.

Six months ended June 30, 2005 and 2004

Licenses and royalty revenue increased $7,000 to $52,000 for the six months ended June 30, 2005, compared to $45,000 for the same period during 2004. Royalty revenue for this period was comprised of our boron compound licensed by the FutureCeuticals Division of Van Drunen Farms.

General and administrative expenses decreased $2,000 to $63,000 in the current period, compared to $65,000 for the same period in 2004. Expenses were limited to maintenance of patents and general office expenses such as accounting fees, utility expenses, telephone expenses, rent and postage.

Net loss decreased $13,000 to $22,000 in the current period compared to $35,000 for the same period during 2004. Basic and diluted loss per share remained the same at $0.00 in the six months ended June 30, 2005 and 2004.

Liquidity and Capital Resources

The Company has financed its operations since inception solely through the sales of debt and equity securities. As of June 30, 2005, the Company had negative working capital of $268,000. Net cash provided by operating activities during the six months ended June 30, 2005 was $33,000, compared to net cash used in operating activities of $9,000 for the same period during 2004.

There can be no assurance that any further revenues will be realized in 2005 or that they will be significant and therefore without additional financing the Company may be unable to continue as a going concern. The Company is actively pursuing collaborations with potential partners in both the pharmaceutical and nutraceutical divisions with the objective of raising financing to enable the Company to continue operations. At June 30, 2005, the Company does not have any commitments for additional financing. During 2005, the Company will receive minimum royalty revenue of $97,500 for its boron complex technology. The Company is engaged in advanced discussions to complete a reverse merger that would result in the payment of Vyrex’s existing debt and provide an opportunity for Vyrex shareholders with the potential to realize a future return on their investment in Vyrex shares. The Company does not have any lease or other commitments. The Company does not have an existing bank line of credit or other form of revolving or renewable credit facility. There can be no assurance the Company will generate significant revenues during 2005 to continue its operations, or that funds will be available through the public or private markets.

The Company believes but cannot assure that its current cash reserves and other resources will fund the business through at least December 31, 2005. The Company cannot assure that it will be able to continue the business through June 30, 2006 unless additional funds are received, or the terms of the note for $200,000 due March 2006 is renegotiated.

Item 3.	Controls and Procedures

As of June 30, 2005, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and President, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the principal executive officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, required to be included in the Company’s periodic SEC filings. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

PART II Other Information

Item 1.	Legal Proceedings

Not applicable

Item 2.	Changes in Securities

Not applicable

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of stockholders was held June 13, 2005.

(b)	The following directors were elected at the meeting:

Sheldon S. Hendler Ph.D., M.D
G. Dale Garlow
Richard G. McKee, Jr.
Tom K. Larson, Jr.
Michael L. Eagle

(c)	The following table reflects the voting in connection with each matter voted on at the meeting:

Matter	For	Against	Abstain
1. Election of Directors
Sheldon S. Hendler Ph.D., M.D.	6,387,700	10,900	0
G. Dale Garlow	6,387,700	10,900	0
Richard G. McKee	6,387,700	10,900	0
Tom K. Larson, Jr.	6,387,700	10,900	0
Michael L. Eagle	6,387,700	10,900	0

2. Appointment of Independent Registered Public Accounting Firm	6,387,750	1,450	9,400

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

(a)	Exhibits

Exhibit 14.1	–	Vyrex Corporation Code of Business Conduct and Ethics.

Exhibit 14.2	–	Vyrex Corporation Code of Ethics for CEO, CFO and Senior Financial Officers.

Exhibit 31.1	–	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	–	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2005

VYREX CORPORATION
Registrant

By:	/S/ G. Dale Garlow
G. Dale Garlow,
Chief Executive Officer