Form 10QSB
period 2005-09-30
VYREX CORP
filed 2005-11-21
CIK 933972

United States

Securities and Exchange Commission

Washington D.C. 20549

Form 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

As of November 14, 2005, there are 1,019,144 shares of common stock outstanding and warrants to purchase 12,600 shares of common stock outstanding.

Transitional Small Business Disclosure Format

Yes ☐     No ☒

Vyrex Corporation

PART I Financial Information

Item 1.	Financial Statements

Vyrex Corporation

(a development stage enterprise)

Condensed Balance Sheets

	Sep 30, 2005	Dec 31, 2004
	Unaudited	(Note 1)
Assets
Cash	$958	$3,174
Accounts receivable	22,500	22,500
Investment in available-for-sale securities	17,008	16,665

Total assets	$40,466	$42,339

Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable and accrued liabilities	$133,500	$81,407
Current portion of notes payable, net	199,500	7,500

Total current liabilities	333,000	88,907
Notes payable, net		198,000

Total liabilities	333,000	286,907

Commitments and contingencies
Stockholders’ deficiency:
Preferred stock, $.0001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 1,019,144 (as adjusted for a twelve for one hundred reverse split) issued and outstanding	102	102
Additional paid-in capital	13,114,487	13,114,487
Accumulated other comprehensive income	12,574	12,231
Deficit accumulated during the development stage	(13,419,697)	(13,371,388)

Total stockholders’ deficiency	(292,534)	(244,568)

Total liabilities and stockholders’ deficiency	$40,466	$42,339

See accompanying notes.

Vyrex Corporation

(a development stage enterprise)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative From Inception
	2005	2004	2005	2004
Licensing and royalty revenue	$22,500	$22,500	$75,000	$67,500	$830,699

Operating expenses:
Research and development	7,462	10,644	7,595	14,657	6,478,753
Marketing and selling					438,664
General and administrative	35,800	15,347	99,128	80,479	6,290,636
Loss on disposal of fixed assets					13,664

Total operating expenses	43,262	25,991	106,723	95,136	13,221,717

Loss from operations	(20,762)	(3,491)	(31,723)	(27,636)	(12,391,018)

Other income (expense):
Interest income	20	4	53	23	475,779
Other income					4,434
Interest expense	(5,541)	(5,619)	(16,639)	(16,592)	(158,992)
Charge from issuance of stock options for bridge financing	—	—	—	—	(1,349,900)

Total other expense	(5,521)	(5,615)	(16,586)	(16,569)	(1,028,679)

Net loss	$(26,283)	$(9,106)	$(48,309)	$(44,205)	$(13,419,697)

Net loss per share – basic and diluted	$(0.03)	$(0.01)	$(0.05)	$(0.04)

Weighted-average number of common shares outstanding (as adjusted for a twelve for one hundred reverse split)	1,019,144	1,019,144	1,019,144	1,019,144

See accompanying notes.

Vyrex Corporation

(a development stage enterprise)

Condensed Statements of Stockholders’ Equity (Deficiency)

(Unaudited)

	Common stock		Additional paid-in capital	Deficit accumulated during the development stage	Total stockholders’ equity (deficiency)
	Shares	Amount
Issuance (at $.02 per share) for acquisition of technology retroactively reduced for 18,000 shares returned and retired on October 1, 1995	402,000	$40	$6,660	$—	$6,700
Issuance (at $.02 per share) for cash	60,000	6	994		1,000
Issuance (at $8.33 per share) for cash	96,000	10	799,990	—	800,000
Issuance as compensation (at $8.33 per share)	3,900	—	32,500	—	32,500
Issuance (at $16.67 per share) upon conversion of note payable	12,000	2	199,998	—	200,000
Issuance (at $25.00 per share) for cash, net of issuance costs of $4,086	3,960	—	94,914	—	94,914
Net loss	—	—	—	(1,085,932)	(1,085,932)

Balance at December 31, 1993	577,860	58	1,135,056	(1,085,932)	49,182
Issuance (at $25.00 per share) for cash, net of issuance costs of $21,000	11,880	1	275,999	—	276,000
Issuance (at $25.00 per share) in lieu of finder’s fee	840	—	21,000	—	21,000
Issuance (at $25.00 per share) in lieu of finder’s fee	600	—	15,000	—	15,000
Issuance (at $25.00 per share) for cash, net of issuance costs of $41,844	2,998	—	33,126	—	33,126
Net loss	—	—	—	(467,683)	(467,683)

Balance at December 31, 1994	594,178	59	1,480,181	(1,553,615)	(73,375)
Issuance (at $25.00 per share) for cash, net of issuance costs of $46,976	17,993	2	402,842	—	402,844
Issuance (at $25.00 per share) in settlement of account payable	725	—	18,123	—	18,123
Issuance (at par value) as compensation for services related to prior issuances of common stock	9,960	1	(1)	—	—
Issuance (at $25.00 per share) as compensation for services related to offering	1,600	—	40,002	—	40,002
Issuance (at $25.00 per share) of options for 54,000 shares as compensation for arranging bridge financing	—	—	1,349,900	—	1,349,900
Net loss	—	—	—	(1,854,584)	(1,854,584)

Balance at December 31, 1995	624,456	62	3,291,047	(3,408,199)	(117,090)
Proceeds from initial public offering (at $54.17 per unit), net of issuance costs of $1,135,453	126,852	13	5,735,664	—	5,735,677
Sale of option to purchase 36,000 shares (at $25.00 per share)	—	—	50,000	—	50,000
Exercise of stock options (at $25.00 per share) for cash	36,000	4	899,996	—	900,000
Conversion of notes payable and related accrued interest (at $25.00 per share)	10,322	1	258,044	—	258,045
Exercise of stock options (at $.0019 per share) for cash	54,000	5	95	—	100
Issuance of units as compensation for legal services (at $37.92 per share)	2,915	—	110,529	—	110,529
Net loss	—	—	—	(1,820,614)	(1,820,614)

Balance at December 31, 1996	854,545	85	10,345,375	(5,228,813)	5,116,647

(Continued)

Vyrex Corporation

(a development stage enterprise)

Condensed Statements of Stockholders’ Equity (Deficiency)

(Unaudited)

	Common stock		Additional paid-in capital	Deficit accumulated during the development stage	Total stockholders’ equity (deficiency)
	Shares	Amount
Balance at December 31, 1996	854,545	$85	$10,345,375	$(5,228,813)	$5,116,647
Exercise of warrants, 24 shares at $66.67 per share	24	—	1,600	—	1,600
Warrants issued in conjunction with debenture offering	—	—	62,220	—	62,220
Net loss	—	—	—	(3,295,840)	(3,295,840)

Balance at December 31, 1997	854,569	85	10,409,195	(8,524,653)	1,884,627
Issuance of stock as partial consideration for placement of debentures	960	—	50,000	—	50,000
Issuance of stock on conversion of debentures	27,267	3	807,638	—	807,641
Issuance of shares upon cashless exercise of stock options	8,019	1	396,579	—	396,580
Issuance of 45,000 stock options for services	—	—	87,000	—	87,000
Net loss	—	—	—	(3,388,412)	(3,388,412)

Balance at December 31, 1998	890,815	89	11,750,412	(11,913,065)	(162,564)
Issuance (at $2.83 per share) for cash	14,329	1	40,599	—	40,600
Issuance of 5,640 stock options for services	—	—	6,580	—	6,580
Issuance of 30,000 warrants for services	—	—	30,500	—	30,500
Net loss	—	—		(788,548)	(788,548)

Balance at December 31, 1999	905,144	90	11,828,091	(12,701,613)	(873,432)
Forgiveness of accrued compensation	—	—	422,559	—	422,559
Issuance (at $7.50 per share) for cash	36,000	4	269,996	—	270,000
Exercise of stock options (at $.83 per share) for cash	30,000	3	24,997	—	25,000
Exercise of warrants (at $.83 per share) for cash	12,000	1	9,999	—	10,000
Issuance (at $8.33 per share) for cash	18,000	2	149,998	—	150,000
Reduction of exercise price for options and warrants			148,000	—	148,000
Net loss				(335,487)	(335,487)

Balance at December 31, 2000	1,001,144	100	12,853,640	(13,037,100)	(183,360)
Issuance of 6,000 stock options for services	—	—	18,500	—	18,500
Issuance of 24,000 warrants for services	—	—	50,000	—	50,000
Net loss	—	—	—	(202,185)	(202,185)

Balance at December 31, 2001	1,001,144	100	12,922,140	(13,239,285)	(317,045)

(Continued)

Vyrex Corporation

(a development stage enterprise)

Condensed Statements of Stockholders’ Equity (Deficiency)

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Deficit accumulated during the development stage	Total stockholders’ equity (deficiency)
	Shares	Amount
Balance at December 31, 2001	1,001,144	$100	$12,922,140		$(13,239,285)	$(317,045)
Modification of stock options			2,000			2,000
Issuance of stock upon exercise of warrants at $.83 per share	18,000	2	14,998			15,000
Forgiveness of accrued compensation			140,978			140,978
Issuance of 2,400 warrants for services			2,000			2,000
Issuance of 600 warrants for services			300			300
Net loss					(3,763)	(3,763)

Balance at December 31, 2002	1,019,144	102	13,082,416		(13,243,048)	(160,530)
Issuance of 12,000 warrants in connection with debt issuance			6,000			6,000
Net loss					(90,540)	(90,540)

Balance at December 31, 2003	1,019,144	102	13,088,416		(13,333,588)	(245,070)
Forgiveness of accrued compensation			26,071			26,071
Net loss					(37,800)	(37,800)
Effect of change in fair value of available-for-sale securities				$12,231		12,231

Comprehensive loss						(25,569)

Balance at December 31, 2004	1,019,144	102	13,114,487	12,231	(13,371,388)	(244,568)
Net loss					(48,309)	(48,309)
Effect of change in fair value of available-for-sale securities				343		343

Comprehensive loss						(47,966)

Balance at September 30, 2005	1,019,144	$102	$13,114,487	$12,574	$(13,419,697)	$(292,534)

See accompanying notes.

Vyrex Corporation

(a development stage enterprise)

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months ended		Cumulative from Inception
	Sep 30, 2005	Sep 30, 2004
Operating activities
Net loss	$(48,309)	$(44,205)	$(13,419,697)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and impairment charges			336,329
Accretion of debt discount	1,500	1,500	5,500
Interest receivable			3,506
Loss on disposal of fixed assets			13,664
Issuance of compensatory notes, stock, stock options and warrants			2,302,512
Other income			(4,434)
Changes in operating assets and liabilities:
Accounts receivable and other assets			77,500
Accounts payable and accrued liabilities	52,093	25,834	632,153

Net cash provided by (used in) operating activities	5,284	(16,871)	(10,052,967)

Investing activities
Purchase of short-term investments			(8,440,442)
Sale of short-term investments			8,467,931
Purchases of fixed assets			(209,595)
Proceeds on sale of fixed assets			10,000
Patent, trademark and copyright costs			(133,519)
Other assets, including notes receivable from related parties			(4,202)

Net cash used in investing activities			(309,827)

Financing activities
Net proceeds from issuance of common stock			7,889,808
Exercise of stock options and sale of options			975,100
Exercise of warrants			25,000
Proceeds from short-term loan		7,500	875,230
Proceeds from notes payable			791,114
Repayment of notes payable	(7,500)		(192,500)
Advances from potential investors			100,000
Repayment of advances			(100,000)

Net cash provided by (used in) financing activities	(7,500)	7,500	10,363,752

Net increase (decrease) in cash and cash equivalents	(2,216)	(9,371)	958
Cash beginning of period	3,174	11,137

Cash end of the period	$958	$1,766	$958

Supplemental cash flow information
Forgiveness of debt		$26,071	$589,608

Conversion of notes payable and related accrued interest			$258,045

Issuance of stock as consideration for conversion of debentures			$857,641

Issuance of stock upon cashless exercise of stock options			$396,580

Warrants issued in connection with convertible debentures and notes payable			$68,220

See accompanying notes.

Vyrex Corporation

(A Development Stage Enterprise)

Notes To Condensed Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying condensed financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America for interim financial information. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of the Company’s management, the unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of the Company’s financial position as of September 30, 2005, and its results of operations and cash flows for the three and nine month periods ended September 30, 2005 and 2004 and for the period from inception through September 30, 2005. The results of operations for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and notes thereto included in Vyrex’s Form 10-KSB for the year ended December 31, 2004.

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. As of September 30, 2005, the Company had an accumulated deficit of $13,419,697, a stockholders’ deficiency of $292,534 and negative working capital of $292,534. Due to the Company’s recurring losses and stockholders’ deficiency, there can be no assurance that the Company will be able to obtain additional operating capital, which may impact the Company’s ability to continue as a going concern. The accompanying condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

The Company’s major activities through September 30, 2005 have consisted of seeking additional licensing opportunities for its intellectual properties and joint ventures to market its nutraceutical products and initiating the research necessary to take its drug candidates forward into clinical trials. Currently, the major focus for the Company is obtaining a licensing or collaboration agreement to develop its proprietary water pro-drug of propofol phosphate and its ProFlavone technology. ProFlavones are proprietary nutraceuticals being developed by the Company for cardiovascular, skeletal and cellular health. ProFlavones are novel delivery forms of isoflavones. Isoflavones are chemicals (phytochemicals) found in beans, particularly soy. Isoflavones are antioxidants and possess estrogenic activity (phytoestrogens) and are thought to have anti-atherogenic, anti-carcinogenic and anti-osteoporotic activities as well. Recently, some isolavones have also been shown to be protective against ionizing radiation (radioprotectants). Radioprotectants have application in oncology, space travel, radiological terrorism and military scenarios. The Company continually works toward raising funds for outsourcing research and development on its novel technology, seeking additional collaborative partners through exclusive or non-exclusive licensing of its technology and continuing to work with its current partners to generate additional revenues based on existing licensing and royalty agreements. These activities have not generated any significant revenues; accordingly, the Company has been in the development stage since its inception. Successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenue adequate to support the Company’s cost structure. There can be no assurance that the Company will be successful in these areas. To supplement its existing resources, the Company will require additional capital through the sale of debt or equity. There can be no assurance that such capital will be available on favorable terms, or at all, and if additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.

A special meeting of the duly elected and qualified members of the Board of Directors of Vyrex Corporation was held by telecommunication on Wednesday, August 3, 2005. The Board discussed the current status of the Company’s business and its financial condition. The Board discussed the desirability of reorganizing the Company as a Delaware corporation to make it a more attractive merger or acquisition candidate. The Board discussed and considered the terms of such a reorganization and recapitalization. The Board discussed the timing of a special meeting of stockholders for the purpose of approving a reorganization and recapitalization of the Company. After further discussion and upon motion made, seconded and approved, the Company adopted resolutions that: Approved the reincorporation of the Company’s domicile from Nevada to Delaware; organize the Delaware Company with an authorized capitalization of 250,000,000 shares of capital stock, consisting of 200,000,000 shares of common stock, $0.0001 par value per share, and 50,000 shares of preferred stock, $0.0001 par value per share; the merger agreement provide that the Delaware Company shall issue 12/100th of a share of common stock of the Delaware Company for each share of common stock of the Company outstanding as of the date of the merger and that the Delaware Company be the surviving corporation of the merger with the same board members as the Company; that a Special Meeting of Shareholders be held on September 21, 2005 or on such other date and at such time and location as shall be determined by the officer of the Company; and that the close of business on September 2, 2005 is designated as the record date for determination of the stockholders entitled to notice of and to vote at the Special Meeting of Stockholders. The date of the Special Meeting of Stockholders was changed to September 23, 2005. On September 23, 2005, the stockholders voted in favor of changing the Company’s state of incorporation from the State of Nevada to the State of Delaware; and authorized the recapitalization of the share of capital stock. To date the changes in the Company’s state of incorporation and recapitalization have not resulted in a definitive merger or acquisition. All share and per share data has been adjusted where appropriate to reflect this revenue stock split. In addition, the par value of the Company’s common stock was changed from $0.001 to $0.0001 per share.

The Company increased the authorized capital stock of the Registrant from 60,000,000 (50,000,000 of common stock and 10,000,000 of preferred stock) to 250,000,000 (200,000,000 of common stock and 50,000,000 of preferred stock), and the par value of the Registrant’s capital stock changed from $0.001 per share to $0.0001 per share.

The Company believes but cannot assure that its current cash reserves and other resources will fund the business through at least December 31, 2005. The Company cannot assure that it will be able to continue the business through September 30, 2006 unless additional funds are received, or the terms of the note for $200,000 due March 2006 is renegotiated.

(2)	Notes Payable

During March 2003, the Company obtained a note from a private investor to loan the Company $200,000 in the form of a convertible note at an interest rate of 10% per annum. Interest is to be paid quarterly with the principal due and payable at the end of the third year. The note is collateralized by substantially all of the assets of the Company. The investor has the option to convert the principal amount into Vyrex common shares at a price of $2.08 during the first year, $4.17 the second year and $6.25 the third year. Further in connection with the Promissory Note, the investor was issued warrants, exercisable within three years from the date of issuance, entitling the investor to purchase Vyrex Corporation common shares in the amount of 12,000 shares at an exercise price of $0.92 per share. The warrants had a fair value of $6,000 as of the date of issuance; accordingly, the Company discounted the note by $6,000, which was added to additional paid-in capital. The Company is accreting the discount on a straight-line basis over the term of the note. On August 24, 2004, the Company obtained an additional note from the same private investor in the amount of $7,500. The principal amount plus 10% interest was paid in full on March 29, 2005. As further consideration for the loan the Company agreed to amend the strike price terms of the right to convert the principal amount of the March 2003 note into Vyrex common shares from $4.17 to $2.08 the second year and from $6.25 to $4.17 the third year.

(3)	Stock-Based Compensation

As explained in Note 8 in the Form 10-KSB, the Company accounts for stock options granted to employees based on their intrinsic values under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations”, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, and the provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123”. Since the exercise price of all of the options granted by the Company to its employees has been equal to or greater than fair value, the Company has not recognized any earned or unearned compensation costs in its financial statements in connection with those options. As a result of amendments to SFAS 123, the Company will be required to expense the fair value of employee stock options over the service period beginning with the quarter ending March 31, 2006. The Company’s historical net loss and basic net loss per share, and pro forma net loss and basic net loss per share, for the three and nine months ended September 30, 2005 and 2004 assuming compensation cost had been determined based on the fair value of all options at the respective dates of grant determined using a pricing model consistent with the provisions of SFAS 123 are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss - as reported	$(26,283)	$(9,106)	$(48,309)	$(44,205)
Stock-based employee compensation expense assuming a fair value based method had been used for all awards		(4,000)		(12,000)

Net loss – pro forma	$(26,283)	$(13,106)	$(48,309)	$(56,205)

Basic loss per share – as reported	$(.03)	$(.01)	$(.05)	$(.04)

Basic loss per share – pro forma	$(.03)	$(.01)	$(.05)	$(.06)

(4)	Merger and Conversion of Shares

The Company completed the steps necessary to change the Registrant’s domicile from the State of Nevada to the State of Delaware. Vyrex Corporation, a Nevada corporation (“Vyrex Nevada”, was merged with and into Vyrex (Delaware) Corporation, a Delaware corporation (“Vyrex Delaware”)) and a wholly owned subsidiary of Vyrex Nevada, on October 17, 2005, by filing a Certificate of Merger with the Delaware Secretary of State and Articles of Merger with the Nevada Secretary of State, pursuant to the terms of an Agreement and Plan of Merger entered into by and between Vyrex Nevada and Vyrex Delaware on October 17, 2005.

Concurrent with the merger and change in domicile from Nevada to Delaware, the Certificate of Incorporation and Bylaws of Vyrex Delaware became the new Certificate of Incorporation and Bylaws of the Registrant. The adoption of the Certificate of Incorporation and Bylaws of Vyrex Delaware effectively increased the authorized capital stock of the Registrant from 60,000,000 (50,000,000 of common stock and 10,000,000 of preferred stock) to 250,000,000 (200,000,000 of common stock and 50,000,000 of preferred stock), and the par value of the Registrant’s capital stock changed from $0.001 per share to $0.0001 per share. Each share of Vyrex Nevada common stock, $0.001 par value per share, issued and outstanding immediately prior to the merger was automatically converted into and became 0.12 of a share of common stock, $0.001 par value per share, of the Registrant; and each share of common stock of Vyrex Delaware outstanding immediately prior to the merger cancelled. The merger did not result in any change in the business, management, board of directors, fiscal year, assets, liabilities or location of the principal office of the Registrant.

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

Results of Operations

Three months ended September 30, 2005 and 2004

Licenses and royalty revenue remained the same at $23,000 for the three months ended September 30, 2005 and 2004. Royalty revenue is comprised of our boron compound licensed by the FutureCeuticals Division of Van Drunen Farms.

General and administrative expenses increased $21,000 to $36,000 in the current period, compared to $15,000 for the same period in 2004. Third quarter expenses were limited to maintenance of patents and general office expenses such as accounting fees, utility expenses, telephone expenses, rent and postage. Research and development decreased $4,000 to $7,000 in the current period, compared to $11,000 for the same period in 2004. Third quarter expense was limited to the royalty payment on the Boron patent.

Net loss increased $17,000 to $26,000 in the current period, compared to $9,000 for the same period in 2004. Basic and diluted loss per share increased $0.02 to $0.03 in the current period compared to $0.01 in the three months ended September 30, 2005 and 2004. Increase was due to increased general and administrative expenses.

Nine months ended September 30, 2005 and 2004

Licenses and royalty revenue increased $7,000 to $75,000 for the nine months ended September 30, 2005, compared to $68,000 for the same period during 2004. Royalty revenue for this period was comprised of our boron compound licensed by the FutureCeuticals Division of Van Drunen Farms.

General and administrative expenses increased $19,000 to $99,000 in the current period, compared to $80,000 for the same period in 2004. Expenses were limited to maintenance of patents and general office expenses such as accounting fees, utility expenses, telephone expenses, rent and postage. Research and development decreased $7,000 to $8,000 in the current period, compared to $15,000 for the same period in 2004. Research and development expense consisted of royalty expenses for our Boron patent.

Net loss increased $4,000 to $48,000 in the current period compared to $44,000 for the same period during 2004. Basic and diluted loss per share increased $0.01 to $0.05 in the current period, compared to $0.04 in the nine months ended September 30, 2005 and 2004. Increase was due to increased general and administrative expenses.

Liquidity and Capital Resources

The Company has financed its operations since inception solely through the sales of debt and equity securities. As of September 30, 2005, the Company had negative working capital of $293,000. Net cash provided by operating activities during the nine months ended September 30, 2005 was $5,000, compared to net cash used in operating activities of $17,000 for the same period during 2004. The increase was due to the cost associated with a Special Meeting of Stockholders.

There can be no assurance that any further revenues will be realized in 2005 or that they will be significant and therefore without additional financing the Company may be unable to continue as a going concern. The Company is actively pursuing collaborations with potential partners in both the pharmaceutical and nutraceutical divisions with the objective of raising financing to enable the Company to continue operations. At September 30, 2005, the Company does not have any commitments for additional financing. During 2005, the Company will receive minimum royalty revenue of $97,500 for its boron complex technology. On September 23, 2005, the stockholders of Vyrex voted in favor of changing the Company’s state of incorporation from the State of Nevada to the State of Delaware and authorized the recapitalization of the shares of capital stock. The action was designed to position the Company in a more favorable position as a merger or acquisition candidate. As a result, the Company is in preliminary to advanced discussions with three entities that have expressed an interest in the Company as a merger candidate. The Company does not have any lease or other commitments. The Company does not have an existing bank line of credit or other form of revolving or renewable credit facility. There can be no assurance the Company will generate significant revenues during 2005 to continue its operations, or that funds will be available through the public or private markets.

The Company believes but cannot assure that its current cash reserves and other resources will fund the business through at least December 31, 2005. The Company cannot assure that it will be able to continue the business through September 30, 2006 unless additional funds are received, or the terms of the note for $200,000 due March 2006 is renegotiated. The note holder for $200,000 due March 2006 has expressed a willingness to renegotiate and extend the term of the note.

Item 3.	Controls and Procedures

As of September 30, 2005, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and President, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the principal executive officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, required to be included in the Company’s periodic SEC filings. There were no changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

PART II Other Information

Item 1.	Legal Proceedings

Not applicable

Item 2.	Changes in Securities

The Company increased the authorized capital stock of the Registrant from 60,000,000 (50,000,000 of common stock and 10,000,000 of preferred stock) to 250,000,000 (200,000,000 of common stock and 50,000,000 of preferred stock), and the par value of the Registrant’s capital stock changed from $0.001 per share to $0.0001 per share.

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	A special meeting of stockholders was held September 23, 2005.

(b)	The following table reflects the voting in connection with each matter voted on at the meeting:

Matter		For	Against	Abstain
1.	Adopt an Agreement and Plan of Merger	4,372,827	72,000	0
2.	Increase authorized capital stock	4,370,827	74,000	0

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

(a)	Exhibits

Exhibit 14.1	–	Vyrex Corporation Code of Business Conduct and Ethics.

Exhibit 14.2	–	Vyrex Corporation Code of Ethics for CEO, CFO and Senior Financial Officers.

Exhibit 31.1	–	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	–	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 21, 2005

VYREX CORPORATION Registrant

By:	/S/ G. Dale Garlow
G. Dale Garlow, Chief Executive Officer