Form 10KSB
period 2005-12-31
VYREX CORP
filed 2006-06-07
CIK 933972

United States
Securities and Exchange Commission
Washington D.C. 20549
Form 10-KSB

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year ended December 31, 2005

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___to ___.
Commission file number: 000-27866
Vyrex Corporation
(Name of small business issuer as specified in its charter)

Delaware	88-0271109
(State or other jurisdiction of corporation or organization)	(IRS Employer Identification No.)
2159 Avenida de la Playa, La Jolla, California 92037
(Address of principal executive offices)
(858) 454-4446
(Issuer’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, Par Value $.0001
Warrants
(Title of Class)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑	No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K SB or any amendment to this Form 10-K SB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in rule 12a-2 of the Exchange Act).  Yes ☐     No ☑
State issuer’s revenues for its most recent year: $97,500
State the aggregate market value of the voting and non-voting common equity held by non affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock equity, as of a date within the past 60 days: $679,429 based on trading value as of April 15, 2006 as adjusted for a twelve for one hundred reverse stock split.
State the number of shares outstanding of each of the issuer’s classes of common equity, as of latest practicable date:

Common Stock — 1,019,144 as of April 15, 2006	Warrants to purchase common stock — 12,000 as of April 15, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
The issuer’s definitive Proxy Statement for its Annual Meeting of Shareholders to be submitted to the commission on or before May 31, 2006 is incorporated by reference into Part III hereof.
Transitional Small Business Disclosure Format

Yes ☐	No ☑

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
The Company
     Vyrex Corporation (the “Company”) is a Delaware Corporation formed in 1991. The Company is a research and development stage company seeking to discover and develop pharmaceuticals, nutraceuticals and cosmeceuticals for the treatment and prevention of respiratory, cardiovascular and neurodegenerative diseases and conditions associated with aging. The Company’s research has been focused on targeted antioxidant therapeutics for respiratory, neurological and cardiovascular diseases and the development of nutraceuticals and cosmeceuticals to aid in the support of certain age-related conditions.
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

Before initiating Phase I clinical trials, the Company must complete toxicology and pharmacokinetic studies and submit an Investigational New Drug (IND) application with the U.S. Food and Drug Administration. Due to the expense of completing pre-clinical trials and conducting clinical trials, the Company is unable to fund any additional development and is seeking a joint venture with a pharmaceutical company to provide the necessary funding for further clinical development. Preliminary pre-clinical data was provided to several pharmaceutical companies to review, pursuant to confidentiality and non—disclosure agreements. To date, the Company has not received a commitment from any potential partners. There can be no assurance the Company will be successful in funding the further development of Vantox®, or that pre-clinical trials will be completed, or that clinical trials will be initiated, or if they are initiated that the trials will be completed and the Company’s claims confirmed. Even if confirmed there is no assurance that it will result in the production or marketing of an FDA approved drug. The Company holds two patents in connection with Vantox®.
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
          Radioprotgective Agents Certain isoflavones have been shown to be protective against ionizing radiation (radioprotectants). Radioprotectants have applications in oncology, space travel and of major importance, as an agent against nuclear/radiologic terrorism. Vyrex initiated research to develop radioprotective agents against nuclear/radiologic terrorism after being contacted by a division of the Department of Defense expressing an interest in Vyrex’s technologies as potential radioprotectants. Vyrex used its antioxidant and prodrug technologies to develop its first radioprotective agent, GEN-VYX1-2004. GYN-VYX1-2004 has been synthesized, has undergone initial animal toxicity studies and has been found to be non-toxic. This represents a significant first step. The timing of the development of this project is important based on the recent passage of the Government’s Project BioShield. This bill allocates six billion dollars over the next ten years for development of effective drugs and vaccines to protect against the attack by biological, chemical, nuclear and radiological agents. There can be no assurance that the Company will be successful in funding further development and commercialization of these compounds.
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
FutureCeuticals. The Company licensed a natural form of boron covered by US Patent No.: 5,962,049 and was issued US Patent No.: 6,071,545 for novel Metallic Oligopeptide Complexes on June 6, 2000 covering several mineral complexes for both nutritional and pharmaceutical applications. The patent covers a novel chromium complex, chromium carnosinate, which the Company feels is superior to the other forms of chromium supplements currently on the market. In August 2000 the Company entered into an agreement sublicensing the boron complex patent and licensing the chromium mineral complex covered by the Metallic Oligopeptide Complexes Patent with FutureCeuticals, a division of Van Drunen Farms, to develop and market these proprietary nutraceutical compounds. The agreement included an up front license fee of $25,000 and an additional license fee of $75,000 upon attaining $75,000 in initial sales of products developed and commercialized that are covered by the licensed technology. After meeting certain development, approval and commercialization criteria the licensee shall pay the Company the greater of an escalating minimum monthly royalty payment or a total gross royalty of 30% of gross revenue from the sale of licensed products. Of the 30% gross royalty, licensee shall credit and allocate 5% to further research and development of the products and pay the remaining 25% to the Company. FutureCeuticals reached $75,000 in sales in December 2002 allowing the remaining license fee balance of $75,000 to be posted to accounts receivable in 2002. The cash payment was received and deposited in January 2003. FutureCeuticals formulated, tested, manufactured and is currently selling boron and chromium complexes as raw materials to manufactures and distributors of nutritional supplements. Boron is marketed under the trade name FruiteX-B™ and Chromium under the trade name CarnoChrome™. FutureCeuticals has conducted a number of studies reflecting the primary activities and benefits of both products. In order to allocate additional funds to conduct new scientific studies designed to prove the superiority of CarnoChrome™ and FruiteX-B™ over competitive products, hire a proven product manager to specifically oversee the marketing and sales of CarnoChrome™ and FruiteX-B™ and fund the development of new products based on technology licensed from the Company the agreement between FutureCeuticals and the Company was amended on February 17, 2003. Under the terms of the amended agreement the Company will receive a 15% royalty on gross sales of licensed product in a calendar year less than $3,000,000 three million dollars and 20% of gross sales equal to or in excess of $3,000,000 three million dollars. There is a minimum guaranteed royalty payment of $90,000 in 2003, $150,000 in 2004 and $180,000 in 2005. Based on the terms of the agreement FuutureCeuticals has elected to cancel the license for the chromium carnosinate technology effective March 24, 2004. The agreement for the boron complex technology remains in effect. The cancellation of the chromium portion of the license agreement affects the minimum royalty payment. Based on the agreement the minimum payment for 2004 is $90,000 and 2005 is $112,500. In December of 2004 the agreement was amended to change the minimum payment for 2005 from $112.500 to $97,500. In January of 2006 the Agreement was further amended. The licensee will make a final minimum royalty payment of twenty two thousand five hundred dollars ($22,500.00) on April 01, 2006. From April 01, 2006 forward and throughout the life of the Agreement the licensee shall pay Vyrex a flat quarterly royalty of five percent (5%) of the gross sales of the boron licensed product. Additionally, on April 01, 2006 and thereafter annually on every subsequent April 01, throughout the lifetime of the Agreement the licensee will pay Vyrex an additional seven thousand dollars ($7,500.00). There can be no a ssurance that a significant market will develop for the boron product or that any products will continue to produce revenue for the Company.

Patents and Proprietary Technology
     A United States Patent was issued in 1991 for methods of inhibiting viral and retroviral infections via the use of various antioxidants corresponding to the formulae set forth in the subject patent. The patent has been assigned to the Company and describes the primary proprietary technology underlying the Company’s proposed Panavir® products. A United States Patent was issued in 1992 for methods of inhibiting viral and retroviral replication and for treating viral and retroviral infections via the administration of compositions containing tocopherol, or a tocopherol derivative, or a pharmaceutically effective product thereof..
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
     A United States Patent was issued in 1995 directed to certain methods for the prevention and treatment of poison ivy and poison oak dermatitis through the use of cyclodextrins in applications to complex urushiols. This patent is also directed to methods of desensitizing against urushiol - induced dermatitis through cyclodextrin — urushiol complexes. This patent has been assigned to the Company and describes the technology underlying the Company’s proposed Vyderm™ products.
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
No Significant Operating Revenues; Accumulated Deficit; Expectation of Future Losses
     The Company has experienced significant operating losses since its inception in 1991. As of December 31, 2005, the Company had a deficit accumulated in the development stage of $13,440,508. The Company expects operating losses to increase substantially in the future only if the Company decides to restart its research and development and clinical trials internally. The Company has generated no significant revenues from operations. The development of the Company’s proposed pharmaceutical products will require the commitment of substantial resources to prepare and submit applications to the FDA, and to conduct research, preclinical and clinical trials, and for both its proposed pharmaceutical and nutraceutical products the Company must either establish commercial scale manufacturing processes and facilities or contract for such manufacturing facilities, and to establish additional quality control, regulatory, marketing, sales and administrative capabilities. There can be no assurance the Company will be successful in these endeavors or will continue as a going concern, especially in light of the high failure rate of development stage pharmaceutical and nutrition companies with limited resources. There can be no assurance the Company will not incur substantial and continuing net losses beyond the next several years or that the Company will ever reach profitability. Furthermore, there can be no assurance the Company will apply for or obtain regulatory approvals, enter into arrangements with third parties for product development and commercialization, or successfully market or license any additional products. To achieve profitable operations, the Company, alone or with others, must successfully identify, develop, manufacture and market its proprietary products or technologies. There can be no assurance the Company will be able to accomplish these tasks. Significant delays in any of these matters could materially adversely impact the Company.
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
Dependence Upon Key Personnel
     The Company has reduced its staff to three people, and is dependent on its licensees and its scientific collaborations for the bulk of its continuing research and development activities. Consequently, further successful development of the Company’s proprietary technology is dependent on the ability of the research and development efforts of its licensees and scientific collaborations. Directing these efforts is Dr. Sheldon S. Hendler, Chairman of the Company’s Board of Directors and the owner of approximately 18% of the outstanding Common Stock of the Company. The ability to retain the services of Dr. Hendler is important to the success of the Company. The Company does not currently have an employment contract with Dr. Hendler, does not pay or accrue compensation to him, nor does it maintain insurance on Dr. Hendler’s life. Even if the Company succeeded in obtaining financing necessary to fund internal research and development, it would continue its efforts to expand its research and development externally by means of outsourcing and expanding collaborations with current or new scientific partners.
Reliance on Collaborative Partners
     The Company licensed a natural form of boron covered by US Patent No.: 5,962,049 and was issued US Patent No.: 6,071,545 for novel Metallic Oligopeptide Complexes June 6, 2000 covering several mineral complexes for both nutritional and pharmaceutical applications. The patent covers a novel chromium complex, chromium carnosinate, which the Company feels is superior to the other forms of chromium supplements currently on the market. In August 2000 the Company entered into an agreement sublicensing the boron complex patent and licensing the chromium mineral complex covered by the Metallic Oligopeptide Complexes Patent with FutureCeuticals, a division of Van Drunen Farms, to develop and market these proprietary nutraceutical compounds. The agreement included an up front license fee of $25,000 and an additional license fee of $75,000 upon attaining $75,000 in initial sales of products developed and commercialized that are covered by the licensed technology. After meeting certain development, approval and commercialization criteria the licensee shall pay the Company the greater of an escalating minimum monthly royalty payment or a total gross royalty of 30% of gross revenue from the sale of licensed products. Of the 30% gross royalty, licensee shall credit and allocate 5% to further research and development of the products and pay the remaining 25% to the Company. FutureCeuticals reached $75,000 in sales in December 2002 allowing the remaining license fee balance of $75,000 to be posted to accounts receivable in 2002. The cash payment was received and deposited in January 2003. FutureCeuticals formulated, tested, manufactured and is currently selling boron and chromium complexes as raw materials to manufactures and distributors of nutritional supplements. Boron is marketed under the trade name FruiteX-B™ and Chromium under the trade name CarnoChrome™. FutureCeuticals has conducted a number of studies reflecting the primary activities and benefits of both products. In order to allocate additional funds to conduct new scientific studies designed to prove the superiority of CarnoChrome™ and FruiteX-B™ over competitive products, hire a proven product manager to specifically oversee the marketing and sales of CarnoChrome™ and FruiteX-B™ and fund the development of new products based on technology licensed from the Company the agreement between FutureCeuticals and the Company was amended on February 17, 2003. Under the terms of the amended agreement the Company will receive a 15% royalty on gross sales of licensed product in a calendar year less than $3,000,000 three million dollars and 20% of gross sales equal to or in excess of $3,000,000 three million dollars. There is a minimum guaranteed royalty payment of $90,000 in 2003, $150,000 in 2004 and $180,000 in 2005. Based on the terms of the agreement FuutureCeuticals has elected to cancel the license for the chromium carnosinate technology effective March 24, 2004. The agreement for the boron complex technology remains in effect. The cancellation of the chromium portion of the license agreement effects the minimum royalty payment. Based on the agreement the minimum payment for 2004 is $90,000 and 2005 is $112,500. In December of 2004 the agreement was amended to change the minimum payment for 2005 from $112,500 to $97,500. There can be no assurance that a significant market will develop for the boron product or that any products will continue to produce revenue for the Company. In January of 2006 the Agreement was further amended. The licensee will make a final minimum royalty payment of twenty two thousand five hundred dollars ($22,500.00) on April 01, 2006. From April 01, 2006 forward and throughout the life of the Agreement the licensee shall pay Vyrex a flat quarterly royalty of five percent (5%) of the gross sales of the boron licensed product. Additionally, on April 01, 2006 and thereafter annually on every subsequent April 01, throughout the lifetime of the Agreement the licensee will pay Vyrex an additional seven thousand five hundred dollars ($7,500.00).
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
Governmental Regulation and Uncertainty of Product Approvals
     The production and marketing of the Company’s proposed products are subject to strict regulation by federal and state governmental authorities in the United States and in foreign countries where such potential products may be produced and marketed. In the United States, the FDA regulates, where applicable, development, testing, labeling, manufacturing, registration, notification, clearance or approval, marketing, distribution, record keeping and reporting requirements for human and animal drugs, medical devices, biologics, cosmetics and food additives. Most, if not all, of the Company’s proposed products, including its proposed Panavir, Vantox, and other products may require FDA clearance prior to marketing. The Federal Environmental Protection Agency (“EPA”) has regulations covering certain areas for some of the Company’s proposed products. Comparable state and local agencies may have similar regulations. The FDA and EPA regulatory approval processes may take a number of years and both FDA and EPA regulatory approval may require the expenditure of substantial resources. The processing, formulation, packaging, labeling and advertising of the Company’s proposed nutraceutical products is subject to regulation by one or more federal agencies, including the FDA, the Federal Trade Commission (the “FTC”), the Consumer Product Safety Commission, the United States Department of Agriculture and the Environmental Protection Agency. These activities are also regulated by various agencies of the state and localities in which the Company’s nutraceutical products may be sold, including without limitation the California Department of Health and Human Services, Food and Drug branch. The Nutrition Labeling and Education Act and the Dietary Supplement Act provide regulations which require that vitamin, mineral and dietary supplements labels have to provide the same basic nutritional information found on the labels on most conventional foods. The regulations also require that health claims made for vitamins, minerals and dietary supplements be scientifically valid, and mandate nutrition information found on the label to state the nutrition content per serving. Compliance with these regulations could adversely affect the Company’s operations and its financial condition. There can be no assurance the production and marketing of the Company’s proposed products or other potential products which may be developed by the Company in the future, if any, will satisfy then current requirements of the FDA, EPA, FTC, or comparable state, local and foreign authorities. Delays in receiving or failure to receive governmental approvals may have a material adverse impact on the Company. In addition, there can be no assurance that government regulations applicable to the Company or its proposed products or the interpretation thereof will not change and thereby prevent the Company from marketing some or all of its potential products for a period of time or permanently, or otherwise materially and adversely affect the Company. Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which the drug may be marketed. Even if such regulatory approval is obtained, a marketed drug, its manufacturer and the facilities in which the drug is manufactured are subject to continual review and periodic inspections. Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the potential product from the market, product seizures, a halt in operation and other materially adverse consequences. The Company is unable to predict the extent of adverse governmental regulation which might arise from future federal, state or foreign legislative or administrative action, or the extent of the impact of such legislative changes on the business of the Company.
Debt Service
     During March 2003, the Company obtained a note from a private investor to loan the Company $200,000 in the form of a convertible note at an interest rate of 10% per annum. Interest is to be paid quarterly with the principal due and payable at the end of the third year. The note is collateralized by substantially all of the assets of the Company. The investor has the option to convert the principal amount into Vyrex common shares at a price of $2.08 during the first year, $4.17 the second year and $6.25 the third year. Further in connection with the Promissory Note, the investor was issued warrants, exercisable within three years from the date of issuance, entitling the investor to purchase Vyrex Corporation common shares in the amount of twelve thousand 12,000 shares at an exercise price of $0.917 per share. The warrants had a fair value of $6,000 as of the date of issuance; accordingly, the Company discounted the note by $6,000 which was added to additional paid-in capital. The Company has been accreting the discount on a straight-line basis over the term of the note and has recognized $2,000 additional interest expense for the period ended December 31, 2005. On August 24, 2004 the Company obtained an additional note from the same private investor in the amount of $7,500. The principal amount plus 10% interest was paid March 29, 2005. As further consideration for the $7,500 loan, the Company agreed to amend the strike price terms of the right to convert the principal amount of the $200,000 note into Vyrex common shares from $4.17 to $2.08 the second year and from $6.25 to $4.17 the third year. In March of 2006 the private investor agreed to extend the note an additional six months to September 2006. The right to convert the principal amount into Vyrex Common Shares at a strike price of $4.17 in the third year was extended to September of 2006.
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
Possible Depressive Effect on Price of Securities of Future Sales of Common Stock
     Actual sales or the prospect of sales of Common Stock under Rule 144 or otherwise in the future may depress the prices of the Company’s securities or any market that may develop in the future. There are options outstanding both pursuant to the Company’s Stock Option Plan and options not pursuant to any plan which are exercisable for up to 311,471 shares of Common Stock. All of these options are currently exercisable; 14% are exercisable at a price range of $47.92 to $62.50, 8% at a price of $25.00, and 78% are exercisable at a price range of $2.08 to $4.67. Exercise of any of these options would result in additional dilution to the purchaser of the shares offered herein, and exercise of any significant amount of these options will result in substantial additional dilution. Resale of shares acquired upon the exercise of these options may depress the prices of the Company’s securities or make them more difficult to sell by the investors herein. The sale or availability for sale of substantial amounts of Common Stock in the public market after this offering could adversely affect the prevailing market prices of the Company’s securities and could impair the Company’s ability to raise additional capital through the sale of its equity securities.
Possible Adverse Effects of Authorization and Issuance of Preferred Stock
     The Company’s Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock. The Board of Directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms and privileges with respect to any series of preferred stock. The issuance of any series of preferred stock having rights superior to those of the common stock may result in a decrease in the value or market price of the common stock and could further be used by the Board as a device to prevent a change in control favorable to the Company. Holders of preferred stock to be issued in the future may have the right to receive dividends and certain preferences in liquidation and conversion rights. The issuance of such preferred stock could make the possible takeover of the Company or the removal of management of the Company more difficult, and adversely affect the voting and other rights of the holder of the common stock, or depress the market price of the Common Stock.
Delisting From NASDAQ Stock Market
     The Company was notified that it had been delisted from the NASDAQ SmallCap Market effective with the close of business October 21, 1998. As of October 22, 1998, the Company’s securities commenced trading over the counter under the symbols OTC:BB — VYRX and OTC:BB — VYRXW. As a result, investors may find it more difficult to dispose of, or to obtain accurate quotations as to the value of, the Company’s securities.

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
Disclosures Relating to Low Priced Stocks; Restrictions on Resale of Low Price Stocks and on Broker-Deal Sale; Possible Adverse Effect of “Penny Stock” Rules on Liquidity for the Company’s Securities
     Since the Company’s securities were delisted from the NASDAQ SmallCap Market and the Company has net tangible assets of less than $1,000,000, transactions in the Company’s securities are subject to Rule 15g-9 under the Exchange Act which imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000 or $300,000 together with their spouses). For transactions covered by this Rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. Consequently, this Rule may affect the ability of broker-dealers to sell the Company’s securities, and may affect the ability of Shareholders to sell any of the Company’s securities in the secondary market.
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
Control by Present Stockholders; Possible Depressive Effect on the Company’s Securities
     The current officers and directors of the Company own 28% of the outstanding Common Stock of the Company. Dr. Hendler individually owns approximately 17% of the outstanding Common Stock. This concentration of ownership could have an influence over the election of directors and could exert influence or control over the Company’s operations. This may discourage potential purchasers from seeking control of the Company through purchase of Common Stock and this possibility could have a depressive effect on the price of the Company’s securities.
Anti-Takeover Provisions — Limitation on Voting Rights
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
Warrants
     The Company entered into a consulting agreement with an individual to provide consulting services to the Company on matters pertaining to the development and marketing of the Company’s intellectual property. In April 2002, the individual was issued a warrant to purchase an aggregate of 2,400 shares of common stock at a price of $3.083 per share exercisable until March 31, 2005. These warrants expired March 31, 2005.
     To assist in the marketing of Vyrex’s Vantox® and its water soluble pro-drug form of propofol, the Company entered into a consulting agreement with Sagitta Corporation. The Consultant has contacts in Japan that are potential candidates to license certain of the Company’s intellectual property. In December 2002, Sagitta Corporation was issued a warrant to purchase an aggregate of 600 shares of common stock at a price of $1.25 per share exercisable until December 5, 2005. These warrants expired December 4, 2005.
     The Company issued Warrants in March 2003 in connection with entering into a loan transaction with a single entity with a principal amount of $200,000. Warrants were issued entitling the lender to purchase 12,000 shares of stock at an exercise price equal to $0.917 per share exercisable until March 9, 2006. The exercisable date has been extended until September 9, 2006 in conjunction with renegotiating the promissory note.
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
Product Liability; Availability of Insurance
     The design, development and manufacture of the Company’s proposed products involve an inherent risk of product liability claims and associated adverse publicity. The Company obtained clinical trial product liability insurance for its Panavir Phase I human clinical trial and intends to obtain insurance for future clinical trials of Panavir, Vantox, and other potential products under development, and for potential product liability associated with the commercial sale of the Company’s proposed products. There can be no assurance the Company will be able to obtain or maintain insurance for any of its clinical trials or proposed commercial products. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms or at all. The Company is also exposed to product liability claims in the event the use of its proposed products result in injury.
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
Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
PART II
Item 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     The Company’s Common Stock began trading on the Over-The-Counter Bulletin Board on October 22, 1998 under the symbol “VYRX”. The over-the-counter market quotations provided reflect inter-dealer prices, without retail mark-ups, mark-down or commission and may not represent actual transactions. The following table sets forth the range of high and low sales prices as adjusted for a twelve for one hundred reverse stock split for the Common Stock on the Nasdaq Small Capitalization Market for the periods indicated:

High			Low
January 1, 2004	March 30, 2004	$2.25	$1.00
April 1, 2004	June 30, 2004	$1.58	$0.92
July 1, 2004	September 30, 2004	$1.75	$0.42
October 1, 2004	December 31, 2004	$1.33	$0.67
January 1, 2005	March 31, 2005	$1.17	$0.83
April 1, 2005	June 30, 2005	$1.00	$0.50
July 1, 2005	September 30, 2005	$0.92	$0.33
October 1, 2005	December 31, 2005	$1.17	$0.42
     As of April 15, 2006, the Company’s Common Stock was held by approximately 600 stockholders of record. The Company has never paid cash dividends and does not anticipate paying any cash dividends in the foreseeable future.

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS AND PLAN OF OPERATION
     The following discussion and analysis should be read in conjunction with the financial statements and notes theretoappearing elsewhere herein.
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
Stock Options and Warrants
     Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), provides for use of a fair value based method of accounting for employee stock compensation. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock, if such amounts differ materially from the historical amounts. The Company has elected to continue to account for employee stock options using the intrinsic value method under APB 25. By making that election, it is required by SFAS 123 and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” to provide pro forma disclosures of net income and earnings per share as if a fair value based method of accounting had been applied.
     Options and warrants granted to consultants and other non-employees are valued based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable, and expensed over the term of the consulting or other agreements.
Recent Accounting Developments
     In May 2004, the FASB issued SFAS No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The Company does not expect SFAS 150 to have a material impact on the Company’s consolidated financial statements.
     In November 2004 the FASB issued SFAS No. 151, Inventory Costs. SFAS No.151 amends the guidance in Accounting Research Bulletin 43, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expenses, freight, handling costs and wasted material (spoilage) cost. SFAS No. 151 requires those items to be excluded from the cost of inventory and expensed when incurred. It also requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We are still evaluating the impact of adopting SFAS No 151, but we do not expect it to have a material impact on our results of operations or financial position.
     In December 2004, the FASB issued SFAS No. 123R, “Accounting for Stock-Based Compensation”. This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models.
     In addition, a public entity is required to measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value. The fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period.
     For public entities that file as small business issuers, this statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 “Accounting for Nonmonetary Transactions” and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. As required by SFAS No. 153, the Company will adopt this new accounting standard effective July 1, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial statements.
     In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement provides guidance on accounting for reporting of accounting changes and error corrections. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the statement to have a material effect on its financial statements.
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

     With the ever increasing difficulty of biotechnology companies being able to raise funds in the capital markets, the Company has and is continuing to seek collaborative partners to license its existing technology with a view to raise funding. In addition, the Company’s short-term strategy will be to continue efforts to commercialize existing technology and to selectively defer research and development activity until such time as the Company has adequate operating funds. During 2005, operating expenses for the Company increased $35,000 primarily due to auditing and financial expenses incurred in the filing of Form 8-K to change the Company’s domicile from the State of Nevada to the State of Delaware. Royalty revenue amounted to $98,000 for 2005 compared to $90,000 in 2004. The net loss for 2005 was $69,000 compared to $38,000 in 2004. As of December 31, 2005, the Company’s accumulated deficit was approximately $13,441,000.
     The Company’s business is subject to significant risks, including the risks inherent in its research and development efforts, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and competition from other biotechnology companies. See “Risk Factors.”
Results of Operations
     Years ended December 31, 2005 and 2004
     Since January 2005, the Company’s major activities consisted of seeking additional licensing opportunities for its intellectual properties and joint ventures to market its nutraceutical products and initiating the research necessary to take its drug candidates forward into clinical trials. To supplement its existing resources, the Company will require additional capital from the sale of debt or equity. There can be no assurance that such capital will be available on favorable terms, or at all, and if additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.
     Research and development expenses decreased $7,000 to a total of $8,000 compared to $15,000 in 2004. Expenses were limited to the licensing fee for the Boron compound.
     General and administrative expenses increased $42,000 to $137,000 in 2005 compared to $95,000 in 2004. This increase was due, in part, to auditing and financial expenses incurred in the filing of Form 8-K to change the Company’s domicile from the State of Nevada to the State of Delaware. Other expenses were limited to patent fees and general office expenses such as rent, accounting services, telephone expenses, utility expenses and postage.
     Net loss increased $31,000 to $69,000 in 2005 compared to $38,000 in 2004. Basic and diluted loss per share increased to $0.07 in 2005 compared to $0.04 in 2004. The higher net loss per common share is principally due to the increase in the net loss.
Liquidity and Capital Resources
     The Company has financed its operations since inception through the sale of debt and equity securities. As of December 31, 2005, the Company had a working capital deficit of $310,000 compared to a working capital deficit of $47,000 at December 31, 2004.
     For the year ended December 31, 2005, the Company used $7,000 of cash in operating activities, compared to $15,000 during 2004. Current employees are not receiving salaries in order to conserve cash for critical operating activities. Salaries will be resumed when the Company can sufficiently fund payroll.
     During 2004, management discovered it currently owns equity securities in which it previously held an old insurance policy in 1997 and 1998 that was then converted into equity securities on April 21, 1999. The Company is considering liquidating these securities which have a current value of approximately $22,000 to further reduce outstanding obligations.
     While the Company may have revenues during 2006, it is not anticipated that they will be significant and therefore without additional financing it is uncertain whether the Company can continue as a going concern. The Company is actively pursuing collaborations with potential partners in both the pharmaceutical and nutraceutical divisions with the objective of raising financing to enable the Company to continue operations. The Company does not currently have any commitments for financing.

     On March 10, 2003, the Company obtained a commitment from a private investor to loan the Company $200,000 in the form of a three year convertible note at an interest rate of 10% per annum. The interest is to be paid semiannually with the principal due and payable at the end of the third year. The note is collateralized by substantially all of the assets of the Company.
     Management anticipates, but cannot assure, the minimum guaranteed royalty payments of $97,500 based on the FutureCeuticals license agreement, will provide the Company with the funds necessary to continue operations through 2006. The Company does not have any lease or other commitments. The Company does not have an existing bank line of credit or other form of revolving or renewable credit facility.
Plan of Operation
     The Company will continue to work with FutureCeuticals to develop new studies designed to help increase the market share of its licensed product FruiteX-B. In addition to working with our existing strategic partners, the Company will continue to focus its efforts and resources on developing new strategic relationships concerning the development, manufacturing and marketing of additional antioxidant pharmaceutical and nutraceutical compounds.

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
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and President, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004 pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the principal executive officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, required to be included in the Company’s periodic SEC filings. Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART III

Item 9.	DIRECTORS AND EXECUTIVE OFFICERS, OF THE REGISTRANT.

Sheldon S. Hendler, Ph.D., M.D (68)	Director since 1991
Chairman of the Board and Director of Scientific Affairs since 2000. Previous Chief Executive Officer of the Company. Dr. Hendler was a founder of the Company and has served as Chairman of the Board of Directors since its inception in 1991. Dr. Hendler has written books on human aging and has published widely in biochemistry, virology, immunology, nutrition and cancer. Dr. Hendler is Clinical Professor of Medicine in the School of Medicine at the University of California, San Diego and an Attending Physician at Scripps Mercy Hospital in San Diego. He received his Ph.D. in Biochemistry from Columbia University and his M.D. from the University of California, San Diego.

G. Dale Garlow (63)	Director since 2000
President and Chief Executive Officer. Mr. Garlow has 35 years of experience in the pharmaceutical and biotech industry. He comes from Integra, LLC a company involved in the sales and marketing of pharmaceuticals, over-the-counter products, nutritionals, and medical devices. He currently serves on the Board of Directors of Nucleic Assays Corporation. Prior key executive positions include President and CEO of FHC Corporation, President and CEO of Whiteworth/Towne Paulsen, and Regional Director of Administration and Distribution of the Upjohn Company.

Richard G. McKee, Jr. (48)	Director since 2000
Managing General Partner of Dynamic Value Partners, Ltd., a Florida investment partnership specializing in small-cap stocks. Previously he served as a director and portfolio manager at Fundamental Management Corporation in Miami, Florida and as Vice President of First Equity Corporation of Florida, a regional investment-banking firm.

Tom K. Larson, Jr. (69)	Director since 2000
President and CEO of Accelerated Capital Funding, a start up company involved in raising capital for housing for Native Americans, Handicapped and Elderly Individuals. Previously Vice President, Finance and Administration and CFO of INAMED Corporation, a global surgical and medical device company. Previous positions included Vice President, Finance and CFO of a privately held specialty bed manufacturer, Vice President, Finance and CFO Revell Corporation, and held a number of key executive financial and administrative positions at Xerox Corporation. In addition he was an Equity Owner and Operation Officer of four separate corporations and is experienced in turnaround situations.

Michael L. Eagle (57)	Director since 2002
Mr. Eagle recently retired as the Vice President of Manufacturing for Eli Lilly and Company. He was with Eli Lilly for 18 years beginning as the Vice President of Manufacturing for Advanced Cardiovascular Systems, now a part of Guidant Corporation. Mr. Eagle currently sits on the Boards of several medical device and equipment manufacturers and is a founding member of Barnard Life Sciences, LLC, a firm focusing on life science businesses. Prior key executive positions include; Senior Vice President of Operations for Advanced Cardiovascular Systems, President and CEO of IVAC Corporation (another Eli Lilly subsidiary) and Vice President of the Medical Device and Diagnostics Division of Eli Lilly with responsibility for all vascular, surgical and medical device businesses as well as Japan.
COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES AND EXCHANGE ACT OF 1934
     Under the securities laws of the United States, the Company’s directors, executive officers and any persons holding more than 10% of the Company’s Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to identify in this Proxy Statement those persons who failed to timely file these reports. All of the filing requirements were satisfied in 2005. In making this disclosure, the Company has relied solely on written representations of its directors and executive officers and copies of the reports that have been filed with the Commission.
CODE OF ETHICS
     The Company has not adopted a code of ethics for its management because of the costs involved and the Company’s lack of resources and limited operations.

Item 10.	EXECUTIVE COMPENSATION.
The following table sets forth the compensation for services to the Company in all capacities for the fiscal year ended December 31, 2005 by those persons who were, respectively, at December 31, 2005 the Company’s Chairman and the Company’s Chief Executive Officer (the “Named Officers”).
Summary Compensation Table

						Long-Term
		Annual Compensation				Comp.
						Awards
				Other	Restricted	Securities
				Annual	Stock	Underlying	LTIP	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Comp.	Awards	Options (#)	Payouts	Comp.

Sheldon S. Hendler	2005	—	—	—	—		—	—

Chairman	2005	—	—	—	—		—	—
	2004	—	—	—	—	75,000	—	—
	2003	—	—	—	—		—	—

G. Dale Garlow	2005	—	—	—	—		—	—
Chief Executive Officer	2004	—	—	—	—		—	—
	2003	—	—	—	—	125,000	—	—

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth information as of May 31, 2006 as to shares of Common Stock beneficially owned by (i) each of the Company’s directors and nominees for director, (ii) the Company’s executive officers named in the Summary Compensation Table set forth herein, (iii) the Company’s directors and executive officers as a group and (iv) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Common Stock of the Company. Except as otherwise indicated and subject to applicable community property laws, each person has sole investment and voting power with respect to the shares shown. Ownership information is based upon information furnished to or filed with the Securities and Exchange Commission, by the respective individuals or entities, as the case may be. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting and investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding such options or warrant for computing the percentage ownership of such person, but are not treated as outstanding for computing the percentage of any other person.

Name and address of	Number of	Percent
Beneficial owner	shares	of class

Sheldon S. Hendler, Ph.D., M.D. (1)	1,904,003	16.7%
2159 Avenida de la Playa
La Jolla, CA 92037

G. Dale Garlow (2)	775,833	6.8%

Richard G. McKee, Jr. (3)	376,734	3.3%

Tom K. Larson, Jr. (4)	105,000	0.9%

Michael L. Eagle (5)	75,000	0.7%

Directors and Executive Officers as a Group (5) persons)	3,236,570	28.4%

1.	Includes options to purchase 355,000 shares of common stock.

2.	Includes options to purchase 625,000 shares of common stock.

3.	Includes options to purchase 100,000 shares of common stock, 10,000 shares beneficially owned by Wendy J. McKee and voting rights of 75,973 shares controlled by Dynamic Value Partners, Ltd.

4.	Includes options to purchase 75,000 shares of common stock.

5.	Includes options to purchase 75,000 shares of common stock
There are no arrangements known to the Company that may result in a change of control.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
None

Item 13.	EXHIBITS, LIST AND REPORTS ON FORM 8-K
See exhibit list below. On October 21, 2005, the Company filed a report on Form 8-K disclosing the Company’s October 17, 2005, reincorporation in Delaware.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The firm of Berenfeld, Spritzer, Shechter, and Sheer was designated by our Board of Directors to audit the financial statements of our Company for the fiscal year ended December 31, 2005.
The Audit Committee pre-approves the engagement of Berenfeld, Spritzer, Shechter, and Sheer for all professional services. The pre-approval process generally involves the full Audit Committee evaluating and approving the particular engagement prior to the commencement of services.
Audit Fees
The aggregate fees billed by Berenfeld, Spritzer, Shechter, and Sheer for professional services rendered for the fiscal year ended 2005 and by J.H Cohn for the fiscal year ended 2004, including fees associated with the annual audit, the reviews of the consolidated financial statements included in our Forms 10-KSB, the reviews of the quarterly reports on Form 10-QSB, fees related to filing with the Securities and Exchange Commission and consultations on accounting issues and the application on new accounting pronouncements were approximately $20,000 and $21,000, respectively.
Tax Fees
The aggregate fees billed by J.H Cohn LLP for tax compliance, tax advice and tax planning rendered to the Company for the fiscal years ended December 31, 2005 and 2004 were approximately $1,700 for both years.

Vyrex Corporation
Annual Report on Form 10-KSB
Year Ended December 31, 2005
Exhibit Index

Exhibit Number	Description

2.1
Agreement and Plan of Merger dated as of October 17, 2005 by and between Vyrex Corporation and Vyrex (Delaware) Corporation (incorporated by reference to the Form 8-K filed with the SEC on
October 17, 2005)

3(i)
Certificate of Incorporation of Vyrex (Delaware) Corporation as filed with the Delaware Secretary of State on September 8, 2005 (incorporated by reference to the Form 8-K filed with the SEC on
October 17, 2005)

3(ii)	Bylaws of Vyrex (Delaware) Corporation dated as of September 9, 2005 (incorporated by reference to the Form 8-K filed with the SEC on October 17, 2005)

16	Change in Registrant’s certifying Accountants: A letter from J.H. Cohn LLP (incorporated by reference to the Form 8-K filed with the SEC on February 28, 2006)

31.1	Certification of the chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

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

Signature	Title	Date

/S/Sheldon S. Hendler	Director	May 31, 2006

/S/G. Dale Garlow	Director	May 31, 2006

/S/Richard G. McKee, Jr.	Director	May 31, 2006

/S/Tom K. Larson, Jr.	Director	May 31, 2006

Vyrex Corporation
Annual Report on Form 10-KSB
Year Ended December 31, 2005
Exhibit Index

Exhibit Number	Description

2.1
Agreement and Plan of Merger dated as of October 17, 2005 by and between Vyrex Corporation and Vyrex (Delaware) Corporation (incorporated by reference to the Form 8-K filed with the SEC on
October 17, 2005)

3(i)
Certificate of Incorporation of Vyrex (Delaware) Corporation as filed with the Delaware Secretary of State on September 8, 2005 (incorporated by reference to the Form 8-K filed with the SEC on
October 17, 2005)

3(ii)	Bylaws of Vyrex (Delaware) Corporation dated as of September 9, 2005 (incorporated by reference to the Form 8-K filed with the SEC on October 17, 2005)

16	Change in Registrant’s certifying Accountants: A letter from J.H. Cohn LLP (incorporated by reference to the Form 8-K filed with the SEC on February 28, 2006)

31.1	Certification of the chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Vyrex Corporation
(a development stage enterprise)
Index to Financial Statements

Reports of Berenfeld, Spritzer, Shechter & Sheer, CPA’s, and J.H. Cohn LLP Independent Registered Public Accounting Firms	F-2-3
Balance Sheets	F-4
Statements of Operations	F-5
Statements of Stockholders’ Equity (Deficiency)	F-5-8
Statements of Cash Flows	F-9
Notes to Financial Statements	F-10-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Audit Committee, Board of Directors
and Stockholders
Vyrex Corporation
We have audited the accompanying balance sheets of Vyrex Corporation (a development stage enterprise) as of December 31, 2005, and the related statements of operations, stockholders’ equity (deficiency) and cash flows for the year then ended, and for the period from January 2, 1991 (date of inception) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the year ended December 31, 2004, and the statements of operations, stockholders’ equity (deficiency) and cash flows for the period from January 2, 1991 (inception) through December 31, 2004, were audited by other auditors whose reports dated February 8, 2005, March 15, 1999 (except as to Note 10 to the 1998 financial statements for which the date was March 29, 1999) and February 12, 1998, expressed unqualified opinions and included explanatory paragraphs discussing substantial doubt regarding Vyrex Corporation’s ability to continue as a going concern. Total revenues and net losses for the period from January 2, 1991 (inception) through December 31, 2004 were $755,699 and $13,371,388, respectively.
We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.
In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Vyrex Corporation (a development stage enterprise) at December 31, 2005, and its results of operations and cash flows for the year then ended and for the period from January 2, 1991 (date of inception) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Berenfeld, Spritzer, Shechter & Sheer, CPA’s
Coral Gable, Florida
May 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Vyrex Corporation
We have audited the accompanying balance sheet of Vyrex Corporation (a development stage enterprise) as of December 31, 2004, and the related statements of operations, stockholders’ deficiency and cash flows for the year then ended, and for the period from January 2, 1991 (date of inception) through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the years ended December 31, 1998, 1997 and 1996 were audited by other auditors whose reports dated March 15, 1999 (except as to Note 10 to the 1998 financial statements for which the date was March 29, 1999) and February 12, 1998, expressed unqualified opinions and included explanatory paragraphs discussing substantial doubt regarding Vyrex Corporation’s ability to continue as a going concern. Total revenues and net losses for the three years ended December 31, 1998, 1997 and 1996 were $1,600 and $8,504,866, respectively. Our opinion on the statements of operations, stockholders’ deficiency and cash flows for the period from January 2, 1991 (inception) through December 31, 2004, insofar as it relates to amounts for the years ended December 31, 1998, 1997 and 1996, is based solely on the reports of other auditors.
We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.
In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Vyrex Corporation (a development stage enterprise) at December 31, 2004, and its results of operations and cash flows for the year then ended and for the period from January 2, 1991 (date of inception) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ J.H. Cohn LLP
San Diego, California
February 8, 2005

Vyrex Corporation
(a development stage enterprise)
Balance Sheets

	December 31
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$2,250	$3,174
Accounts receivable	22,500	22,500
Investment in available-for-sale securities	20,179	16,665

Total assets	$44,929	$42,339

Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable	$89,735	$36,958
Accrued liabilities and accrued vacation	44,730	23,812
Accrued payroll	20,637	20,637
Current portion of notes payable, net	200,000	7,500

Total current liabilities	355,102	88,907
Notes payable, net		198,000

Total liabilities	355,102	286,907

Commitments and contingencies
Stockholders’ deficiency:
Preferred stock, $.0001 par value; 50,000,000 shares authorized; none issued
Common stock, $.0001 par value; 200,000,000 shares authorized; 1,019,144 issued and outstanding (as adjusted for a twelve for one reverse split)	102	102
Additional paid-in capital	13,114,487	13,114,487
Accumulated other comprehensive income	15,746	12,231
Deficit accumulated during the development stage	(13,440,508)	(13,371,388)

Total stockholders’ deficiency	(310,173)	(244,568)

Total liabilities and stockholders’ deficiency	$44,929	$42,339

The accompanying notes are an integral part of these financial statements.

Vyrex Corporation
(a development stage enterprise)
Statements of Operations

	Years ended December 31,		Cumulative from
	2005	2004	Inception
Licensing and royalty revenue	$97,500	$90,000	$853,199

Operating expenses:
Research and development	7,595	14,699	6,478,753
Marketing and selling			438,664
General and administrative	137,162	95,439	6,328,670
Loss on disposal of fixed assets			13,664

Total operating expenses	144,757	110,138	13,259,751

Loss from operations	(47,257)	(20,138)	(12,406,552)

Other income (expense):
Interest income	318	226	476,044
Other income		4,434	4,434
Interest expense	(22,181)	(22,322)	(164,534)
Charge from issuance of stock options for bridge financing			(1,349,900)

Total other expense	(21,863)	(17,662)	(1,033,956)

Net loss	$(69,120)	$(37,800)	$(13,440,508)

Net loss per share — basic and diluted	$(0.07)	$(0.04)

Weighted-average common shares outstanding (as adjusted for a twelve for one hundred reverse split) — basic and diluted	1,019,144	1,019,144

The accompanying notes are an integral part of these financial statements.

Vyrex Corporation
(a development stage enterprise)
Statements of Stockholders’ Equity (Deficiency)

				Deficit
				accumulated	Total
			Additional	during the	stockholders’
	Common stock		paid-in	development	equity
	Shares	Amount	capital	stage	(deficiency)
Issuance (at $.02 per share) for acquisition of technology retroactively reduced for 18,000 shares returned and retired on October 1, 1995	402,000	$40	$6,660	$—	$6,700
Issuance (at $.02 per share) for cash	60,000	6	994		1,000
Issuance (at $8.33 per share) for cash	96,000	10	799,990	—	800,000
Issuance as compensation (at $8.33 per share)	3,900	—	32,500	—	32,500
Issuance (at $16.67 per share) upon conversion of note payable	12,000	2	199,998	—	200,000
Issuance (at $25.00 per share) for cash, net of issuance costs of $4,086	3,960	—	94,914	—	94,914
Net loss	—	—	—	(1,085,932)	(1,085,932)

Balance at December 31, 1993	577,860	58	1,135,056	(1,085,932)	49,182
Issuance (at $25.00 per share) for cash, net of issuance costs of $21,000	11,880	1	275,999	—	276,000
Issuance (at $25.00 per share) in lieu of finder’s fee	840	—	21,000	—	21,000
Issuance (at $25.00 per share) in lieu of finder’s fee	600	—	15,000	—	15,000
Issuance (at $25.00 per share) for cash, net of issuance costs of $41,844	2,998	—	33,126	—	33,126
Net loss	—	—	—	(467,683)	(467,683)

Balance at December 31, 1994	594,178	59	1,480,181	(1,553,615)	(73,375)
Issuance (at $25.00 per share) for cash, net of issuance costs of $46,976	17,993	2	402,842	—	402,844
Issuance (at $25.00 per share) in settlement of account payable	725	—	18,123	—	18,123
Issuance (at par value) as compensation for services related to prior issuances of common stock	9,960	1	(1)	—	—
Issuance (at $25.00 per share) as compensation for services related to offering	1,600	—	40,002	—	40,002
Issuance (at $25.00 per share) of options for 54,000 shares as compensation for arranging bridge financing	—	—	1,349,900	—	1,349,900
Net loss	—	—	—	(1,854,584)	(1,854,584)

Balance at December 31, 1995	624,456	62	3,291,047	(3,408,199)	(117,090)
Proceeds from initial public offering (at $54.17 per unit), net of issuance costs of $1,135,453	126,852	13	5,735,664	—	5,735,677
Sale of option to purchase 36,000 shares (at $25.00 per share)	—	—	50,000	—	50,000
Exercise of stock options (at $25.00 per share) for cash	36,000	4	899,996	—	900,000
Conversion of notes payable and related accrued interest (at $25.00 per share)	10,322	1	258,044	—	258,045
Exercise of stock options (at $.0019 per share) for cash	54,000	5	95	—	100
Issuance of units as compensation for legal services (at $37.92 per share)	2,915	—	110,529	—	110,529
Net loss	—	—	—	(1,820,614)	(1,820,614)

Balance at December 31, 1996	854,545	85	10,345,375	(5,228,813)	5,116,647
(Continued)

Vyrex Corporation
(a development stage enterprise)
Statements of Stockholders’ Equity (Deficiency)

				Deficit accumulated	Total
			Additional	during the	stockholders’
	Common stock		paid-in	development	equity
	Shares	Amount	capital	stage	(deficiency)

Balance at December 31, 1996	854,545	$85	$10,345,375	$(5,228,813)	$5,116,647
Exercise of warrants, 24 shares at $66.67 per share	24	—	1,600	—	1,600
Warrants issued in conjunction with debenture offering	—	—	62,220	—	62,220
Net loss	—	—	—	(3,295,840)	(3,295,840)

Balance at December 31, 1997	854,569	85	10,409,195	(8,524,653)	1,884,627
Issuance of stock as partial consideration for placement of debentures	960	—	50,000	—	50,000
Issuance of stock on conversion of debentures	27,267	3	807,638	—	807,641
Issuance of shares upon cashless exercise of stock options	8,019	1	396,579	—	396,580
Issuance of 45,000 stock options for services	—	—	87,000	—	87,000
Net loss	—	—	—	(3,388,412)	(3,388,412)

Balance at December 31, 1998	890,815	89	11,750,412	(11,913,065)	(162,564)
Issuance (at $2.83 per share) for cash	14,329	1	40,599	—	40,600
Issuance of 5,640 stock options for services	—	—	6,580	—	6,580
Issuance of 30,000 warrants for services	—	—	30,500	—	30,500
Net loss	—	—		(788,548)	(788,548)

Balance at December 31, 1999	905,144	90	11,828,091	(12,701,613)	(873,432)
Forgiveness of accrued compensation	—	—	422,559	—	422,559
Issuance (at $7.50 per share) for cash	36,000	4	269,996	—	270,000
Exercise of stock options (at $.83 per share) for cash	30,000	3	24,997	—	25,000
Exercise of warrants (at $.83 per share) for cash	12,000	1	9,999	—	10,000
Issuance (at $8.33 per share) for cash	18,000	2	149,998	—	150,000
Reduction of exercise price for options and warrants			148,000	—	148,000
Net loss				(335,487)	(335,487)

Balance at December 31, 2000	1,001,144	100	12,853,640	(13,037,100)	(183,360)
Issuance of 6,000 stock options for services	—	—	18,500	—	18,500
Issuance of 24,000 warrants for services	—	—	50,000	—	50,000
Net loss	—	—	—	(202,185)	(202,185)

Balance at December 31, 2001	1,001,144	100	12,922,140	(13,239,285)	(317,045)
(Continued)

Vyrex Corporation
(a development stage enterprise)
Statements of Stockholders’ Equity (Deficiency)

					Deficit accumulated	Total
			Additional	Accumulated	during the	stockholders’
	Common stock		paid-in	other comprehensive	development	equity
	Shares	Amount	capital	income	stage	(deficiency)

Balance at December 31, 2001	1,001,144	$100	$12,922,140		$(13,239,285)	$(317,045)
Modification of stock options			2,000			2,000
Issuance of stock upon exercise of warrants at $.83 per share	18,000	2	14,998			15,000
Forgiveness of accrued compensation			140,978			140,978
Issuance of 2,400 warrants for services			2,000			2,000
Issuance of 600 warrants for services			300			300
Net loss					(3,763)	(3,763)

Balance at December 31, 2002	1,019,144	102	13,082,416		(13,243,048)	(160,530)
Issuance of 12,000 warrants in connection with debt issuance			6,000			6,000
Net loss					(90,540)	(90,540)

Balance at December 31, 2003	1,019,144	102	13,088,416		(13,333,588)	(245,070)
Forgiveness of accrued compensation			26,071			26,071
Net loss					(37,800)	(37,800)
Effect of change in fair value of available-for-sale securities				$12,231		12,231

Comprehensive loss						(25,569)

Balance at December 31, 2004	1,019,144	102	13,114,487	12,231	(13,371,388)	(244,568)
Net loss					(69,120)	(69,120)
Effect of change in fair value of available-for-sale securities				3,515		3,515

Comprehensive loss						(65,605)

Balance at December 31, 2005	1,019,144	$102	$13,114,487	$15,746	$(13,440,508)	$(310,173)

The accompanying notes are an integral part of these financial statements..

Vyrex Corporation
(a development stage enterprise)
Statements of Cash Flows

			Cumulative
	Years ended December 31,		from
	2005	2004	Inception

Operating activities
Net loss	$(69,120)	$(37,800)	$(13,440,508)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and impairment charges			336,329
Accretion of debt discount	2,000	2,000	6,000
Interest receivable			3,506
Loss on disposal of fixed assets			13,664
Issuance of compensatory notes, stock, stock options and warrants			2,302,512
Other income		(4,434)	(4.434)
Changes in operating assets and liabilities:
Accounts receivable and other assets			77,500
Accounts payable and accrued liabilities	73,696	24,771	653,756

Net cash provided by (used in) operating activities	6,576	(15,463)	(10,051,675)

Investing activities
Purchase of short-term investments			(8,440,442)
Sale of short-term investments			8,467,931
Purchases of fixed assets			(209,595)
Proceeds on sale of fixed assets			10,000
Patent, trademark and copyright costs			(133,519)
Other assets, including notes receivable from related parties			(4,202)

Net cash used in investing activities			(309,827)

Financing activities
Net proceeds from issuance of common stock			7,889,808
Exercise of stock options and sale of options			975,100
Exercise of warrants			25,000
Proceeds from short-term loan		7,500	875,230
Proceeds from notes payable			791,114
Repayment of notes payable	(7,500)		(192,500)
Advances from potential investors			100,000
Repayment of advances			(100,000)

Net cash provided by (used in) financing activities	(7,500)	7,500	10,363,752

Net increase (decrease) in cash and cash equivalents	(924)	(7,963)	2,250

Cash and cash equivalents, beginning of period	3,174	11,137	—

Cash and cash equivalents, end of period	$2,250	$3,174	$

Supplemental cash flow information
Forgiveness of debt		$26,071	$589 608

Conversion of notes payable and related accrued interest			$258,045

Issuance of stock as consideration for conversion of debentures			$857,641

Issuance of stock upon cashless exercise of stock options			$396,580

Warrants issued in connection with convertible debentures and notes payable			$68,220

     See accompanying notes.

1. Basis of Presentation and the Company
Basis of Presentation
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of Vyrex Corporation (the “Company”) as a going concern and the realization of the Company’s assets and the satisfaction of its liabilities in the normal course of business. As of December 31, 2005, the Company has an accumulated deficit of $13,440,508 and stockholders’ deficiency of $310,173. Due to the Company’s recurring losses and stockholders’ deficiency, there can be no assurance that the Company will be able to obtain additional operating capital, which may impact the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the potential inability of the Company to continue as a going concern.
The Company continues to seek collaborative or other arrangements with pharmaceutical and nutraceutical companies, under which such companies would provide additional capital to the Company in exchange for exclusive or non-exclusive licenses or other rights to certain of the technologies and products the Company has developed. In addition, the Company is seeking merger opportunities with companies with an interest in continuing the development of the Company’s proprietary technology and/or interested in the Company’s public status. There can be no assurance that an agreement will be reached in a timely manner, or at all, or that any agreement that may be reached will successfully reduce the Company’s short-term or long-term funding requirements.
The Company’s major activities through December 31, 2005 have been limited to out-sourcing research and development related to its proposed products and raising funds for such activities. These activities have not generated any significant revenues; accordingly, the Company has been in the development stage since its inception. Successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenue adequate to support the Company’s cost structure. There can be no assurance that the Company will be successful in these areas. To supplement its existing resources, the Company will require additional capital through the sale of debt or equity. There can be no assurance that such capital will be available on favorable terms, or at all, and if additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.
The Company
The Company was incorporated in Nevada on January 2, 1991. The Company’s primary focus is to seek collaborative relationships to aid in the continued discovery and development of its proprietary technology designed for the treatment of various disorders including AIDS, respiratory diseases, cancer and aging. Management expects to continue to need outside collaborations to aid in the development of its technology until such time, if ever, it has sufficient resources to conduct such activities on its own.
A special meeting of the duly elected and qualified members of the Board of Directors of Vyrex Corporation was held by telecommunication on Wednesday, August 3, 2005. The Board discussed the current status of the Company’s business and its financial condition. The Board discussed the desirability of reorganizing the Company as a Delaware corporation to make it a more attractive merger or acquisition candidate. The Board discussed and considered the terms of such a reorganization and recapitalization. The Board discussed the timing of a special meeting of stockholders for the purpose of approving a reorganization and recapitalization of the Company. After further discussion and upon motion made, seconded and approved, the Company adopted resolutions that: Approved the reincorporation of the Company’s domicile from Nevada to Delaware; organized the Delaware Company with an authorized capitalization of 250,000,000 shares of capital stock, consisting of 200,000,000 shares of common stock, $0.0001 par value per share, and 50,000 shares of preferred stock, $0.0001 par value per share; the merger agreement provide that the Delaware Company shall issue 12/100 th of a share of common stock of the Delaware Company for each share of common stock of the Company outstanding as of the date of the merger and that the Delaware Company be the surviving corporation of the merger with the same board members as the Company; that a Special Meeting of Shareholders be held on September 21, 2005 or on such other date and at such time and location as shall be determined by the officer of the Company; and that the close of business on September 2, 2005 is designated as the record date for determination of the stockholders entitled to notice of and to vote at the Special Meeting of Stockholders. The date of the Special Meeting of Stockholders was changed to September 23, 2005. On September 23, 2005, the stockholders voted in favor of changing the Company’s state of incorporation from the State of Nevada to the State of Delaware; and authorized the recapitalization of the share of capital stock. The Company was reincorporated in the State of Delaware on October 17, 2005. To date the changes in the Company’s state of incorporation and recapitalization have not resulted in a definitive merger or acquisition. All share and per share data has been adjusted where appropriate to reflect this revenue stock split. In addition, the par value of the Company’s common stock was changed from $0.001 to $0.0001 per share.
The Company increased the authorized capital stock of the Registrant from 60,000,000 (50,000,000 of common stock and 10,000,000 of preferred stock) to 250,000,000 (200,000,000 of common stock and 50,000,000 of preferred stock), and the par value of the Registrant’s capital stock changed from $0.001 per share to $0.0001 per share.
The Company believes but cannot assure that its current cash reserves and other resources will fund the business through at least December 31, 2005. The Company cannot assure that it will be able to continue the business through December 31, 2006 unless additional funds are received, or the terms of the note for $200,000 due March 2006 are renegotiated.

2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents consists of cash and highly-liquid U.S. Government securities with maturities of three months or less when acquired.
Stock Options and Warrants
Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), provides for use of a fair value based method of accounting for employee stock compensation. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock, if such amounts differ materially from the historical amounts. The Company has elected to continue to account for employee stock options using the intrinsic value method under APB 25. By making that election, it is required by SFAS 123 and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” to provide pro forma disclosures of net income and earnings per share as if a fair value based method of accounting had been applied.
Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.00% dividend yield of 0%; the volatility factor of the expected market price of the Company’s common stock of 100% in 2003 and a weighted-average expected life of the options of 120 months. No options were issued in 2005.
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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	2005	2004

Net loss — as reported	$(69,120)	$(37,800)

Stock-based employee compensation expense assuming a fair value based method had been used for all awards		(16,000)

Net loss — pro forma	$(69,120)	$(53,800)

Basic loss per share — as reported	$(0.07)	$(0.04)
Basic loss per share — pro forma	$(0.07)	$(0.05)
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
Net Loss Per Share
Basic net loss per share is computed using the weighted-average number of common shares outstanding during the periods presented. Diluted earnings per share have not been presented because the assumed conversion of convertible notes payable and the exercise of the Company’s outstanding options and warrants would have been antidilutive. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. The number of shares potentially issuable at December 31, 2005 and 2004 upon the conversion or exercise that were not included in the computation of net loss per share totaled 323,471 and 349,471, respectively.
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
Recent Accounting Developments
In May 2004, the FASB issued SFAS No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The Company does not expect SFAS 150 to have a material impact on the Company’s consolidated financial statements.
In November 2004 the FASB issued SFAS No. 151, Inventory Costs. SFAS No.151 amends the guidance in Accounting Research Bulletin 43, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expenses, freight, handling costs and wasted material (spoilage) cost. SFAS No. 151 requires those items to be excluded from the cost of inventory and expensed when incurred. It also requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We are still evaluating the impact of adopting SFAS No 151, but we do not expect it to have a material impact on our results of operations or financial position.
In December 2004, the FASB issued SFAS No. 123R, “Accounting for Stock-Based Compensation”. This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models.
In addition, a public entity is required to measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value. The fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period.
For public entities that file as small business issuers, this statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 “Accounting for Nonmonetary Transactions” and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. As required by SFAS No. 153, the Company will adopt this new accounting standard effective July 1, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial statements.
In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement provides guidance on accounting for reporting of accounting changes and error corrections. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the statement to have a material effect on its financial statements.

3. Warrants
Activity with respect to warrants for the purchase of the Company’s common stock is summarized as follows:

			Weighted
			Average
	Warrants		Exercise
	Outstanding	Exercise Price	Price

Balance at January 1, 2004	39,000	$0.92 - $3.08	$2.03
Expired	(24,000)	$2.50	$2.50

Balance at December 31, 2004	15,000	$0.92 - $3.08	$1.28
Expired	(3,000)	$1.25 - $3.08	$2.72

Balance at December 31, 2005	12,000	$0.92	$0.92

The warrants outstanding at December 31, 2005 will expire on September 10, 2006.
4. License and Collaboration Agreements
The Company licensed a natural form of boron covered by US Patent No.: 5,962,049 and was issued US Patent No.: 6,071,545 for novel Metallic Oligopeptide Complexes June 6, 2000 covering several mineral complexes for both nutritional and pharmaceutical applications. The patent covers a novel chromium complex, chromium carnosinate, which the Company feels is superior to the other forms of chromium supplements currently on the market. In August 2000 the Company entered into an agreement sublicensing the boron complex patent and licensing the chromium mineral complex covered by the Metallic Oligopeptide Complexes Patent with FutureCeuticals, a division of Van Drunen Farms, to develop and market these proprietary nutraceutical compounds. The agreement included an up front license fee of $25,000 and an additional license fee of $75,000 upon attaining $75,000 in initial sales of products developed and commercialized that are covered by the licensed technology. After meeting certain development, approval and commercialization criteria the licensee shall pay the Company the greater of an escalating minimum monthly royalty payment or a total gross royalty of 30% of gross revenue from the sale of licensed products. Of the 30% gross royalty, licensee shall credit and allocate 5% to further research and development of the products and pay the remaining 25% to the Company. FutureCeuticals reached $75,000 in sales in December 2002 allowing the remaining license fee balance of $75,000 to be posted to accounts receivable in 2002. The cash payment was received and deposited in January 2003. FutureCeuticals formulated, tested, manufactured and is currently selling boron and chromium complexes as raw materials to manufactures and distributors of nutritional supplements. Boron is marketed under the trade name FruiteX-B™ and Chromium under the trade name CarnoChrome™. FutureCeuticals has conducted a number of studies reflecting the primary activities and benefits of both products. In order to allocate additional funds to conduct new scientific studies designed to prove the superiority of CarnoChrome™ and FruiteX-B™ over competitive products, hire a proven product manager to specifically oversee the marketing and sales of CarnoChrome™ and FruiteX-B™ and fund the development of new products based on technology licensed from the Company the agreement between FutureCeuticals and the Company was amended on February 17, 2003. Under the terms of the amended agreement the Company will receive a 15% royalty on gross sales of licensed product in a calendar year less than $3,000,000 three million dollars and 20% of gross sales equal to or in excess of $3,000,000 three million dollars. There is a minimum guaranteed royalty payment of $90,000 in 2003, $150,000 in 2004 and $180,000 in 2005. Based on the terms of the agreement FuutureCeuticals has elected to cancel the license for the chromium carnosinate technology effective March 24, 2004. The agreement for the boron complex technology remains in effect. The cancellation of the chromium portion of the license agreement effects the minimum royalty payment. Based on the agreement the minimum payment for 2004 is $90,000 and 2005 is $112,500. In December of 2004 the agreement was amended to change the minimum payment for 2005 from $112.500 to $97,500. In January of 2006 the Agreement was further amended. The licensee will make a final minimum royalty payment of twenty two thousand five hundred dollars ($22,500.00) on April 01, 2006. From April 01, 2006 forward and throughout the life of the Agreement the licensee shall pay Vyrex a flat quarterly royalty of five percent (5%) of the gross sales of the boron licensed product. Additionally, on April 01, 2006 and thereafter annually on every subsequent April 01, throughout the lifetime of the Agreement the licensee will pay Vyrex an additional seven thousand five hundred dollars ($7,500.00). There can be no assurance that a significant market will develop for the boron product or that any products will continue to produce revenue for the Company.
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
6. Income Taxes
At December 31, 2005, the Company had net operating loss carryforwards available to reduce future taxable income, if any, of approximately $16,080,000 and $7,080,000 for Federal and California income tax purposes, respectively. The Federal net operating loss begins to expire in 2006. The remaining California net operating losses have been suspended for two years and will begin to expire in 2007. The difference between the Federal and California tax loss carryforwards is primarily related to the expiration of California loss carryforwards. At December 31, 2005, the Company also had research and development credit carryforwards of approximately $486,000 and $250,000 for Federal and state income tax reporting purposes, respectively. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three year period.
Temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes (the loss and tax credit carryforwards described above) give rise to the Company’s deferred income taxes. The components of the Company’s deferred tax assets as of December 31, 2005 and 2004 are as follows:

	2005	2004

Net operating loss carryforwards	$6,093,000	$6,086,000
Research and development credit carryforwards	648,000	648,000
Other	97,000	120,000

	6,838,000	6,854,000
Valuation allowance	(6,838,000)	(6,854,000)

	$—	$—

As the ultimate realization of the potential benefits of the Company’s net operating loss carryforwards is considered unlikely by management, the Company has offset the deferred tax assets attributable to those potential benefits through valuation allowances in 2005 and 2004 and, accordingly, the Company did not recognize any benefit from income taxes in the accompanying statements of operations to offset its pre-tax losses. The valuation allowance decreased by $16,000 in 2005 and increased by $27,000 in 2004.
7. Stock Option Plan
The Company’s 1993 Stock Option Plan (the “Plan”) was adopted by the Board of Directors in February 1994. Pursuant to

the Plan, the Company may grant both incentive stock options and nonqualified stock options. Incentive stock options may be granted only to employees, while consultants, employees, officers and directors are eligible for the grant of nonqualified options. The total number of shares of common stock of the Company reserved and available for grant under the Plan is 465,000 shares.
The maximum term of stock options granted under the Plan is ten years, but if the optionee at the time of the grant has voting power over more than 10% of the Company’s outstanding capital stock, the maximum term is five years. The exercise price of incentive stock options granted under the Plan must be at least equal to the fair market value of such shares on the date of grant. The exercise price of nonqualified stock options granted under the Plan must be at least 85%, or 110% with respect to holders of 10% of the voting power of the Company’s outstanding capital stock, of the fair market value of the stock subject to the option on the date of the grant. At December 31, 2005, a total of 311,471 stock options are exercisable.
Activity with respect to the stock option plan is summarized as follows:

			Weighted-
	Stock	Option	Average
	Options	Exercise	Exercise
	Outstanding	Price	Price

Balance at January 1, 2004	356,311		$11.86
Expired	(21,840)	$4.67	$4.67
Balance at December 31, 2004	334,471		$12.04
Expired	(23,000)	$25.00	$25.00

Balance at December 31, 2005	311,471		$11.04

Shares available for grant at December 31, 2005	153,529

Following is a further breakdown of the options outstanding as of December 31, 2005:

		Weighted-Average			Weighted-Average
Range of Exercise		Remaining Life in	Weighted-Average		Exercise Price of
Prices	Outstanding Options	Years	Exercise Price	Options Exercisable	Options Exercisable

$2.08 — $4.67	244,200	4.41	$2.93	244,200	$2.93
$25.00	24,840	2.89	25.00	24,840	25.00
$47.92 — $62.50	42,431	194	49.49	42431	49.49

	311,471	3.96	11.04	311,471	11.04

8. Notes Payable and Related Conversion and Stock Options
At December 31, 2005, the Company has an outstanding note payable with a principal balance of $200,000 and bears interest at an annual rate of 10%. The note is collateralized by substantially all of the assets of the Company and is due on March 10, 2006. The investor has the option to convert the principal amount into Vyrex common shares at a price of $2.08 during the first year, $4.17 the second year and $6.25 the third year. Further in connection with the Promissory Note, the investor was issued warrants, exercisable within three years from the date of issuance, entitling the investor to purchase 12,000 Vyrex common shares at an exercise price of $0.917 per share. The Company determined the fair market value of these warrants were $0.50 per warrant utilizing the Black-Scholes option pricing model. The $6,000 was treated as a discount to the note and is being accreted over the term of the loan. As further consideration for the loan the Company agreed to amend the strike price terms of the right to convert the principal amount of the Promissory Note into Vyrex common shares from $4.17 to $2.08 the second year and from $6.25 to $4.17 the third year. In March of 2006 the private investor agreed to extend the note an additional six months to September 2006. The right to convert the principal amount into Vyrex Common Shares at a strike price of $4.17 in the third year was extended to September of 2006.
On August 24, 2004, the Company obtained an additional note from the same private investor in the amount of $7,500. The principal amount plus 10% interest was paid in full on March 29, 2005.
9. Contingencies
Due to cash constraints, the Company has been unable to remain current in the payment of insurance premiums. As a result, no insurance coverage is in effect for the Company at December 31, 2005.
10. Available-for-sale securities
During 2004, management discovered it had an investment in equity securities derived from its ownership of an old insurance policy that was converted into equity securities on April 21, 1999. The Company has determined the affect of the omission to be immaterial to the financial statements through December 31, 2003. The impact of the adjustment to the net loss of $788,548 for the year ended December 31, 1999 would have been a reduction of the net loss by approximately $4,000.
The unrealized holding gains of approximately $16,000 as of December 31, 2005 have been reflected as a separate component of stockholders’ deficiency. Total comprehensive loss for the year ended December 31, 2005 amounted to approximately $66,000.