Form 10QSB
period 2006-03-31
VYREX CORP
filed 2006-06-08
CIK 933972

United States
Securities and Exchange Commission
Washington D.C. 20549
Form 10-QSB

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended March 31, 2006

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number: 000-27866
VYREX CORPORATION
(Name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	88-0271109 (IRS Employer Identification No.)
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
As of June 1, 2006, there are 1,019,144 shares of common stock outstanding and warrants to purchase 12,000 shares of common stock outstanding.
Transitional Small Business Disclosure Format
Yes ☐      No ☑

Vyrex Corporation
Index to Form 10-QSB

PART I Financial Information
Item 1. Financial Statements
Vyrex Corporation
(a development stage enterprise)
Condensed Balance Sheets
(Unaudited)

	Mar 31, 2006	Dec 31, 2005

	Unaudited	(Note 1)
Assets
Cash and cash equivalents	$44,026	$2,250
Accounts receivable		22,500
Investment in available-for-sale securities	21,860	20,180

Total assets	$65,886	$44,930

Liabilities and stockholders’ deficiency
Accounts payable	$87,895	$89,735
Accrued liabilities and accrued vacation	48,502	44,731
Accrued payroll	20,637	20,637
Notes payable	200,000	200,000

Total liabilities	357,034	355,103

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.0001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 1,019,144 issued and outstanding (as adjusted for a twelve for one hundred reverse split)	102	102
Additional paid-in capital	13,114,487	13,114,487
Accumulated other comprehensive income	17,426	15,746
Deficit accumulated during the development stage	(13,423,163)	(13,440,508)

Total stockholders’ deficiency	(291,148)	(310,173)

Total liabilities and stockholders’ deficiency	$65,886	$44,930

The accompanying notes are an integral part of these financial statements.

Vyrex Corporation
(a development stage enterprise)
Condensed Statements of Operations
(Unaudited)

			Cumulative
	Three Months ended		from
	Mar 31, 2006	Mar 31, 2005	Inception

Licensing and royalty revenue	$30,000	$30,000	$883,199

Operating expenses:
Research and development		95	6,478,753
Marketing and selling			438,664
General and administrative	7,751	29,393	6,336,421

Total operating expenses	7,751	29,488	13,253,838

Income (loss) from operations	22,249	512	(12,370,639)

Other income (expense):
Interest income	27	5	476,071
Other income			4,434
Loss on disposal of fixed assets			(13,664)
Interest expense	(4,931)	(5612)	(169,465)
Charge from issuance of stock options for bridge financing			(1,349,900)

Total other expense	(4,904)	(5,607)	(1,052,524)

Net Income	$17,345	$(5,095)	$(13,423,163)

Net income (loss) per share — basic	$0.02	$(0.00)

Weighted-average of common shares outstanding (as adjusted for a twelve for one hundred reverse split)	1,019,144	1,019,144

The accompanying notes are an integral part of these financial stat

Vyrex Corporation
(a development stage enterprise)
Condensed Statements of Cash Flows
(Unaudited)

			Cumulative
	Three Months ended		from
	Mar 31, 2006	Mar 31, 2005	Inception

Operating activities
Net income (loss)	$17,345	$(5,095)	$(13,423,163)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and impairment charges			336,329
Accretion of debt discount		500	6,000
Interest receivable			3,506
Loss on disposal of fixed assets			13,664
Issuance of compensatory notes, stock, stock options and warrants			2,302,512
Other income			(4,434)
Changes in operating assets and liabilities:
Accounts receivable and other assets	22,500	22,500	100,000
Accounts payable and accrued liabilities	1,931	14,139	655,687

Net cash provided by (used in) operating activities	41,776	32,044	(10,009,899)

Investing activities
Purchase of short-term investments			(8,440,442)
Sale of short-term investments			8,467,931
Purchases of fixed assets			(209,595)
Proceeds on sale of fixed assets			10,000
Patent, trademark and copyright costs			(133,519)
Other assets, including notes receivable from related parties			(4,202)

Net cash used in investing activities			(309,827)

Financing activities
Net proceeds from issuance of common stock			7,889,808
Exercise of stock options and sale of options			975,100
Exercise of warrants			25,000
Proceeds from short-term loan			875,230
Proceeds from notes payable			791,114
Repayment of notes payable		(7,500)	(192,500)
Advances from potential investors			100,000
Repayment of advances			(100,000)

Net cash provided by (used in) financing activities		(7,500)	10,363,752

Net increase in cash and cash equivalents	41,776	24,544	44,026
Cash and cash equivalents beginning of period	2,250	3,174

Cash and cash equivalents, end of the period	$44,026	$27,718	$44,026

Supplemental cash flow information
Forgiveness of debt			$589,608

Conversion of notes payable and related accrued interest			$258,045

Issuance of stock as consideration for conversion of debentures			$857,641

Issuance of stock upon cashless exercise of stock options			$396,580

Warrants issued in connection with convertible debentures and notes payable			$68,220

The accompanying notes are an integral part of these financial statements

Vyrex Corporation
(A Development Stage Enterprise)
Notes To Condensed Financial Statements
(Unaudited)
(1) Basis of Presentation
The accompanying condensed financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America for interim financial information. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of the Company’s management, the unaudited financial statements contain all adjustments necessary (consisting of normal recurring adjustments) for a fair presentation of the Company’s financial position as of March 31, 2006, and its results of operations and cash flows for the three-month periods ended March 31, 2006 and 2005 and for the period from inception through March 31, 2006. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and notes thereto included in Vyrex’s Form 10-KSB for the year ended December 31, 2005.
The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. As of March 31, 2006, the Company had an accumulated deficit of $13,423,163, a stockholders’ deficiency of $291,148 and negative working capital of $291,148. Due to the Company’s recurring losses, current cash reserve, note payable due in 2006 and stockholders’ deficiency, there can be no assurance that the Company will be able to obtain additional operating capital, which may impact the Company’s ability to continue as a going concern through March 31, 2007. The accompanying condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.
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
The Company’s major activities through March 31, 2006 have consisted of seeking additional licensing opportunities for its intellectual properties and joint ventures to market its nutraceutical products and initiating the research necessary to take its drug candidates forward into clinical trials. Currently, the major focus for the Company is the testing of its proprietary Proflavone technology, and obtaining a licensing or collaboration agreement to develop its proprietary water pro-drug of propofol phosphate. Proflavones are proprietary nutraceuticals being developed by the Company for cardiovascular, skeletal and cellular health. Proflavones are novel delivery forms of isoflavones. Isoflavones are chemicals (phytochemicals) found in beans, particularly soy. Isoflavones are antioxidants and possess estrogenic activity (phytoestrogens) and are thought to have anti-atherogenic, anti-carcinogenic and anti-osteoporotic activities as well. Recently, some isolavones have also been shown to be protective against ionizing radiation (radioprotectants). Radioprotectants have application in oncology, space travel, radiological terrorism and military scenarios. The Company has synthesized a number of its isoflavone prodrug forms covered under U.S. Patent Number 6,541613 and U.S. Patent Application 20030212009. A high priority for the Company is the testing of its Proflavones for radioprotective activity. The Company continually works toward raising funds for outsourcing research and development on its novel technology, seeking additional collaborative partners through exclusive or non-exclusive licensing of its technology and continuing to work with its current partners to generate additional revenues based on existing licensing and royalty

Vyrex Corporation
(A Development Stage Enterprise)
Notes To Condensed Financial Statements
(Unaudited)
agreements. These activities have not generated any significant revenues; accordingly, the Company has been in the development stage since its inception. Successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenue adequate to support the Company’s cost structure. There can be no assurance that the Company will be successful in these areas. To supplement its existing resources, the Company will require additional capital through the sale of debt or equity. There can be no assurance that such capital will be available on favorable terms, or at all, and if additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.
(2) Summary of Significant Accounting Policies
Stock-Based Compensation
Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective method (with the Black-Scholes fair value model), which requires the Company to recognize expense related to the fair value of stock-based compensation awards. Under the modified prospective method, stock-based compensation expense for the three months ended March 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant date fair values estimated in accordance with the provisions of SFAS No. 123R. In addition, stock options granted to certain members of the Board of Directors (“Board”) as payment for services rendered as board members (“Board Services”) recorded in accordance with SFAS No. 123R are also included in stock-based compensation for the three months ended March 31, 2006. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS No. 123R.
Prior to January 1, 2006, the Company accounted for its stock-based compensation plan as permitted by SFAS No. 123, using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and made the pro forma disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”) for the three months ended March 31, 2005. All options granted under the Plan had exercise prices equal to or greater than the fair market value of the underlying Common Stock on the date of grant. Accordingly, no stock based compensation would have been recognized under APB 25. Therefore, no pro forma disclosure has been presented.
(3) Notes Payable
During March 2003, the Company obtained a note from a private investor to loan the Company $200,000 in the form of a convertible note at an interest rate of 10% per annum. Interest is to be paid quarterly with the principal due and payable at the end of the third year. The note is collateralized by substantially all of the assets of the Company. The investor has the option to convert the principal amount into Vyrex common shares at a price of $2.08 during the first year, $4.17 the second year and $6.25 the third year. Further in connection with the Promissory Note, the investor was issued warrants, exercisable within three years from the date of issuance, entitling the investor to purchase Vyrex Corporation common shares in the amount of 12,000 shares at an exercise price of $0.917 per share. The warrants had a fair value of $6,000 as of the

Vyrex Corporation
(A Development Stage Enterprise)
Notes To Condensed Financial Statements
(Unaudited)
date of issuance; accordingly, the Company discounted the note by $6,000 which was added to additional paid-in capital. In March of 2006 the note private investor agreed to extend the note an additional six months to September 2006. On August 24, 2004, the Company obtained an additional note from the same private investor in the amount of $7,500. The principal amount plus 10% interest was due and payable on February 24, 2005, this due date has been extended and agreed upon by the note holder to be paid on April 1, 2005 plus accrued interest. As further consideration for the loan the Company agreed to amend the strike price terms of the right to convert the principal amount of the March 2003 note into Vyrex common shares from $4.17 to $2.08 the second year and from $6.25 to $4.17 the third year. The $7,500 principal amount of the note plus 10% interest was paid in full on March 29, 2005.

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
Results of Operations
Three months ended March 31, 2006 and 2005
Licenses and royalty revenue remained the same at $30,000 for the current period. Royalty revenue is comprised of our boron compound licensed by the FutureCeutical division of Van Drunen Farms.
General and administrative expenses decreased approximately $22,000 to approximately $8,000 in the current period, compared to approximately $30,000 for the same period in 2005. First quarter expenses were limited to maintenance of patents, and general office expenses such as accounting fees, utility expenses, telephone expenses, rent and postage.
The Company had net income for the first quarter of 2006 of approximately $17,000, compared to a net loss of approximately $5,000 for the same period during 2005; a net change of approximately $22,000. Basic loss per share increased $0.02 to $0.02 in the current period, compared to $0.00 for the same period in 2005.
Liquidity and Capital Resources
The Company has financed its operations since inception solely through the sales of debt and equity securities. As of March 31, 2006, the Company had negative working capital of approximately $291,000. Net cash provided by operating activities during the three months ended March 31, 2006 was approximately $42,000, compared to net cash provided by operating activities of approximately $32,000 for same period during 2004.
There can be no assurance that any further revenues will be realized in 2006 or that they will be significant and therefore without additional financing the Company may be unable to continue as a going concern. The Company is actively pursuing collaborations with potential partners in both the pharmaceutical and nutraceutical divisions with the objective of raising financing to enable the Company to continue operations. At March 31, 2006, the Company does not have any commitments for additional financing. To date the Company has no prospects for merger or acquisition. The Company does not have any lease or other commitments. The Company does not have an existing bank line of credit or other form of revolving or renewable credit facility. There can be no assurance the Company will generate significant revenues during 2006 to continue its operations, or that funds will be available through the public or private markets.
The Company cannot assure that it will be able to continue the business through June 30th, 2007 unless additional funds are received, or the terms of the note for $200,000 due September 2006 are renegotiated.

Item 3. Controls and Procedures
As of March 31, 2006, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and President, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the principal executive officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, required to be included in the Company’s periodic SEC filings. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.
PART II Other Information
Item 1. Legal Proceedings
Not applicable
Item 2. Changes in Securities
Not applicable
Item 3. Defaults upon Senior Securities
Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable
Item 5. Other Information
Not applicable
Item 6. Exhibits
     (a) Exhibits
     Exhibit 31.1 — Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     Exhibit 32.1 — Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYREX CORPORATION Registrant
Date: June 8, 2006	By:	/s/ G. Dale Garlow
G. Dale Garlow
Chief Executive Officer

Exhibit Index

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.