Form 10KSB/A
period 2005-12-31
VYREX CORP
filed 2006-06-09
CIK 933972

United States
Securities and Exchange Commission
Washington D.C. 20549
Amendment No. 1
to
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
October 17, 2005)

3(ii)	Bylaws of Vyrex (Delaware) Corporation dated as of September 9, 2005 (incorporated by reference to the Form 8-K filed with the SEC on October 17, 2005)

16	Change in Registrant’s certifying Accountants: A letter from J.H. Cohn LLP (incorporated by reference to the Form 8-K filed with the SEC on February 28, 2006)

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

28

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

Signature	Title	Date

/s/ Sheldon S. Hendler	Director	June 8, 2006

/s/ G. Dale Garlow	President, Chief Executive Officer, Chief Financial Officer and Director (principal executive, financial and accounting officer)	June 8, 2006

/s/ Richard G. McKee, Jr.	Director	June 8, 2006

/s/ Tom K. Larson, Jr.	Director	June 8, 2006

29

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
October 17, 2005)

3(ii)	Bylaws of Vyrex (Delaware) Corporation dated as of September 9, 2005 (incorporated by reference to the Form 8-K filed with the SEC on October 17, 2005)

16	Change in Registrant’s certifying Accountants: A letter from J.H. Cohn LLP (incorporated by reference to the Form 8-K filed with the SEC on February 28, 2006)

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

30