Form 10QSB/A
period 2006-03-31
VYREX CORP
filed 2006-06-09
CIK 933972

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
Not applicable
Item 6. Exhibits
     (a) Exhibits
     Exhibit 31.1 — Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     Exhibit 31.2 — Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     Exhibit 32.1 — Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     Exhibit 32.2 — Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYREX CORPORATION Registrant
Date: June 8, 2006	By:	/s/ G. Dale Garlow
G. Dale Garlow
Chief Executive Officer and Chief Financial Officer (principal executive, financial and accounting officer)

11

Exhibit Index

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.