Form 10KSB
period 2006-12-31
VYREX CORP
filed 2007-04-17
CIK 933972

United States Securities and Exchange Commission
Washington D.C. 20549
Form 10-KSB

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year ended December 31, 2006

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
Yes ☑      No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☐
State issuer’s revenues for its most recent year: $43,500
State the aggregate market value of the voting and non-voting common equity held by non affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock equity, as of a date within the past 60 days: $1,121,058 based on trading value as of April 17, 2007 as adjusted for a twelve for one hundred reverse stock split.
State the number of shares outstanding of each of the issuer’s classes of common equity, as of latest practicable date:
Common Stock – 1,019,144 as of April 17, 2007                               Warrants to purchase common stock – 37,000 as of April 17, 2007.
DOCUMENTS INCORPORATED BY REFERENCE
The issuer’s definitive Proxy Statement for its Annual Meeting of Shareholders to be submitted to the commission on or before May 31, 2007 is incorporated by reference into Part III hereof.
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
     Although the Company seeks patent protection for its proprietary technology and potential products in the United States and in foreign countries, the patent positions of biotechnology and pharmaceutical firms, including the Company, are generally uncertain and involve complex legal and factual questions. Consequently, the Company does not know whether any of the patent applications pending, or the unfilled patent applications which it is considering will result in the issuance of any patents, whether the patents which it owns will provide significant proprietary protection, or whether they will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents issue, and publication of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months, at the time of filing a patent application or during the research phase prior to application the Company can not be certain it will be deemed the first creator of inventions covered by any future patent applications or that it will be deemed the first to file patent applications for such inventions. There can be no assurance all United States or foreign patents that may pose a risk of infringement can or will be identified. If the Company is unable to obtain a license(s) where it may have infringed on other patents, it could encounter delays in product market introductions while it attempts to design around such intellectual property rights, or could find that the development, manufacture or sale of potential products requiring such licenses could be prevented. In addition, the Company could incur substantial costs in defending against suits brought against it in connection with such intellectual property rights or prosecuting suits which the Company may bring against other parties to protect its intellectual property rights. Competitors or potential competitors may have filed applications for, or have received patents and may obtain additional patents and proprietary rights relating to, compounds or processes competitive with those of the Company. See “Business Competition.”
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
Employees
     On December 31, 2006, the Company employed zero individuals. The Company is not contemplating, but may hire an undetermined number of new employees over the next 12 to 24 months, should the Company obtain additional funding and expand its activities.
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
No Significant Operating Revenues; Accumulated Deficit; Expectation of Future Losses
     The Company has experienced significant operating losses since its inception in 1991. As of December 31, 2006, the Company had a deficit accumulated in the development stage of $13,533,393. The Company expects operating losses to increase substantially in the future only if the Company decides to restart its research and development and clinical trials internally. The Company has generated no significant revenues from operations. The development of the Company’s proposed pharmaceutical products will require the commitment of substantial resources to prepare and submit applications to the FDA, and to conduct research, preclinical and clinical trials, and for both its proposed pharmaceutical and nutraceutical products the Company must either establish commercial scale manufacturing processes and facilities or contract for such manufacturing facilities, and to establish additional quality control, regulatory, marketing, sales and administrative capabilities. There can be no assurance the Company will be successful in these endeavors or will continue as a going concern, especially in light of the high failure rate of development stage pharmaceutical and nutrition companies with limited resources. There can be no assurance the Company will not incur substantial and continuing net losses beyond the next several years or that the Company will ever reach profitability. Furthermore, there can be no assurance the Company will apply for or obtain regulatory approvals, enter into arrangements with third parties for product development and commercialization, or successfully market or license any additional products. To achieve profitable operations, the Company, alone or with others, must successfully identify, develop, manufacture and market its proprietary products or technologies. There can be no assurance the Company will be able to accomplish these tasks. Significant delays in any of these matters could materially adversely impact the Company.
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
Dependence Upon Key Personnel
     The Company has reduced its staff to three people, and is dependent on its licensees and its scientific collaborations for the bulk of its continuing research and development activities. Consequently, further successful development of the Company’s proprietary technology is dependent on the ability of the research and development efforts of its licensees and scientific collaborations. Directing these efforts is Dr. Sheldon S. Hendler, Chairman of the Company’s Board of Directors and the owner of approximately 16% of the outstanding Common Stock of the Company. The ability to retain the services of Dr. Hendler is important to the success of the Company. The Company does not currently have an employment contract with Dr. Hendler, does not pay or accrue compensation to him, nor does it maintain insurance on Dr. Hendler’s life. Even if the Company succeeded in obtaining financing necessary to fund internal research and development, it would continue its efforts to expand its research and development externally by means of outsourcing and expanding collaborations with current or new scientific partners.

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
Debt Service
     During March 2003, the Company obtained a note from a private investor to loan the Company $200,000 in the form of a convertible note at an interest rate of 10% per annum. Interest is to be paid quarterly with the principal due and payable at the end of the third year. The note is collateralized by substantially all of the assets of the Company. The investor has the option to convert the principal amount into Vyrex common shares at a price of $2.08 during the first year, $4.17 the second year and $6.25 the third year. Further in connection with the Promissory Note, the investor was issued warrants, exercisable within three years from the date of issuance, entitling the investor to purchase Vyrex Corporation common shares in the amount of twelve thousand 12,000 shares at an exercise price of $0.917 per share. The warrants had a fair value of $6,000 as of the date of issuance; accordingly, the Company discounted the note by $6,000 which was added to additional paid-in capital. The Company has been accreting the discount on a straight-line basis over the term of the note and has recognized $2,000 additional interest expense for the period ended December 31, 2005. On August 24, 2004 the Company obtained an additional note from the same private investor in the amount of $7,500. The principal amount plus 10% interest was paid March 29, 2005. As further consideration for the $7,500 loan, the Company agreed to amend the strike price terms of the right to convert the principal amount of the $200,000 note into Vyrex Corporation common shares from $4.17 to $2.08 the second year and from $6.25 to $4.17 the third year. In March of 2006 the private investor agreed to extend the note an additional six months to September 2006. The Company agreed to amend the strike price terms of the right to convert the principal amount into Vyrex Common Shares from $4.17 to $2.917 per share the third year until September of 2006 the maturity date of the note. The private investor will be issued, upon receipt of the funds, a warrant exercisable within three (3) years from the date of issuance entitling the Lender to purchase Vyrex Corporation common shares in the amount of twelve thousand (12,000) shares at an exercise price of $0.92 per share. Interest on the unpaid balance will continue to accrue at the rate of 10% per year. The private investor has agreed to extend the note to June 2007. The right to convert the principal amount into Vyrex Corporation common shares at a strike price of $2.917 per share in the third year was also extended to June 2007.
     During October 2006, the Company obtained a note from a private investor group to loan the Company $17,000. The note along with the accrued interest is due and payable at the time of Vyrex Corporation receipt of funds from a merger or acquisition or no later than one year from the date of the note. Note bears a rate of 10% interest per year. Further in connection with the Promissory Note warrants were issued in the total amount of 25,000, split equally between the partners, exercisable within three years from the date of issuance at an exercise price per share of $0.87.
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

Possible Depressive Effect on Price of Securities of Future Sales of Common Stock
     Actual sales or the prospect of sales of Common Stock under Rule 144 or otherwise in the future may depress the prices of the Company’s securities or any market that may develop in the future. There are options outstanding both pursuant to the Company’s Stock Option Plan and options not pursuant to any plan which are exercisable for up to 276,875 shares of Common Stock. All of these options are currently exercisable; 13% are exercisable at a price range of $47.92 to $50.00, 8% at a price of $25.00, and 79% are exercisable at a price range of $0.83 to $4.67. Exercise of any of these options would result in additional dilution to the purchaser of the shares offered herein, and exercise of any significant amount of these options will result in substantial additional dilution. Resale of shares acquired upon the exercise of these options may depress the prices of the Company’s securities or make them more difficult to sell by the investors herein. The sale or availability for sale of substantial amounts of Common Stock in the public market after this offering could adversely affect the prevailing market prices of the Company’s securities and could impair the Company’s ability to raise additional capital through the sale of its equity securities.
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
Control by Present Stockholders; Possible Depressive Effect on the Company’s Securities
     The current officers and directors of the Company own 28% of the outstanding Common Stock of the Company. Dr. Hendler individually owns approximately 16% of the outstanding Common Stock. This concentration of ownership could have an influence over the election of directors and could exert influence or control over the Company’s operations. This may discourage potential purchasers from seeking control of the Company through purchase of Common Stock and this possibility could have a depressive effect on the price of the Company’s securities.
Anti-Takeover Provisions — Limitation on Voting Rights
     The Company’s Articles of Incorporation and Bylaws contain provisions that may make it more difficult to acquire control of the Company by means of tender offer, over-the-counter purchases, a proxy fight, or otherwise. The Articles of Incorporation also include provisions restricting stockholder voting rights. The Company’s Articles of Incorporation include a provision that requires that any action required by the stockholders may not be affected by a written consent, and that special meetings of the stockholders may only be called by the Board of Directors. This provision makes it difficult for stockholders to pass any resolution not supported by the Board of Directors except at a regularly called meeting. The Company’s Articles of Incorporation provide for a staggered term of the Board of Directors, thus eliminating the ability to elect all of the directors in any one year. This provision may make the implementation of a change in management a process requiring more than one year even if supported by a majority of the stockholders. The Company’s Articles of Incorporation provide that directors may only be removed for cause and a vote of 70% of the shareholders. Certain provisions of the Articles of Incorporation may only be amended by a vote of 70% of the stockholders. As a result of the number of shares currently owned by management, this provision may for some time have the effect of indirectly eliminating any possibility stockholders could pass a resolution unless approved by management, in connection with any question submitted or required to be submitted to a vote of the stockholders. The Company’s Articles of Incorporation also require that stockholders give advance notice to the Company of any directorship nominations or other business to be brought by the stockholders at any stockholder’s meeting. This provision makes it more difficult for stockholders to nominate candidates for the Board of Directors who are not supported by management. In addition, the Articles of Incorporation require advance notice for stockholder proposals to be brought before the annual meeting. The requirements include that the notice must specify certain information regarding the stockholder and the meeting. This provision to implement stockholder proposals makes it more difficult even if a majority of stockholders are in support thereof. The Company is also subject to certain provisions of California law if more than 50% of its outstanding securities are held of record by persons with addresses in California, and if more than 50% of its property, payroll and sales are from California. These provisions of California law will control the operations of the Company with respect to certain of the anti-takeover provisions discussed herein, until such time as either (i) the Company is listed on the New York or American Stock Exchange or the National Market System of Nasdaq, and it has 800 stockholders; or (ii) the Company no longer has either more than 50% of its outstanding securities held by persons with addresses in California, or less than 50% of its property, payroll and sales are in California. Each of these provisions may also have the effect of deterring hostile take-over’s or delaying changes in control or management of the Company. In addition, the indemnification provisions of the Company’s Bylaws and Articles of Incorporation may represent a conflict of interest with the stockholders since officers and directors may be indemnified prior to any judicial determinations as to their conduct.
Warrants
     The Company issued Warrants in March 2003 in connection with entering into a loan transaction with a single entity with a principal amount of $200,000. Warrants were issued entitling the lender to purchase 12,000 shares of stock at an exercise price equal to $0.917 per share exercisable until March 9, 2006. The exercisable date has been extended until June 30, 2007 in conjunction with renegotiations of the March 2003 promissory note.

     The Company issued warrants in October 2006 in connection with a Promissory Note with an investment group with a principal amount of $17,000. Warrants were issued in the total amount of 25,000, split equally between the partners, at an exercise price of $0.87 per share exercisable within three years from the date of the note.
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
Lack of Manufacturing Capability; Dependence on Outside Parties for Manufacturing of Proposed Products
     The Company has no manufacturing facilities or expertise, and does not intend to manufacture any potential product or products. The Company initially intends to enter into arrangements with others to manufacture all of its proposed products and has done so with respect to its nutraceutical products. The Company does not have any contracts or agreements obligating any party to manufacture any quantity of nutraceuticals for any price. Failure to secure such contracts or agreements could have a material adverse impact on the business and operations of the Company. There can be no assurance the Company will be able to enter into satisfactory arrangements for the manufacture of its proposed products with manufacturers whose facilities and procedures comply with FDA or other regulatory requirements, that the manufacturers will continue to comply with such standards, or that such manufacturers will be able to adequately supply the Company with its product needs. The Company’s dependence on third parties for manufacturing may adversely affect the Company’s ability to develop and deliver products on a timely and competitive basis. The Company may in the future undertake to manufacture some or all of its proposed products directly. The Company has no experience with the manufacture of any of its proposed products under development. In the event the Company was to undertake to manufacture any of its proposed products, the Company would be required to finance considerable additional capital expenditures, attract and retain experienced personnel, develop a manufacturing capability, and comply with extensive government regulations with respect to its facilities, including among others, FDA manufacturing requirements. The Company would not be able to develop any reasonable manufacturing capability without obtaining significant capital in excess of the funds anticipated from this offering. There can be no assurance the Company would be able to successfully establish manufacturing operations.
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
Hazardous Material; Environmental Matters
     The Company presently contracts with outside vendors to manufacture its proposed products. However, the Company’s research and development processes at times involve the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. In addition, chemicals, viruses and compounds may be used by the Company in the future to the extent Vyrex undertakes to perform its own manufacturing. To the extent certain such materials, chemicals, viruses and compounds are or will be used by the Company, Vyrex will be subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of certain materials and waste products. Although the Company believes its safety procedures for handling and disposing of materials would comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result, and any such liability could exceed the resources of the Company. There can be no assurance the Company will not be required to incur significant costs to comply with environmental laws and regulations in the future, or that the operations, business or assets of the Company will not be affected adversely or materially by current or future environmental laws or regulations.
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
PART II
Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
The Company’s Common Stock began trading on the Over-The-Counter Bulletin Board (“OTCBB”) on October 22, 1998 under the symbol “VYRX”. The over-the-counter market quotations provided reflect inter-dealer prices, without retail mark-ups, mark-down or commission and may not represent actual transactions. The following table sets forth the range of high and low sales prices on the OTCBB for the periods indicated, as adjusted for a 12-for-100 reverse stock split which accompanied the Company’s October 2005 reincorporation in Delaware. Trading of the common stock on the OTCBB through the date of this report has been based on adjusted pre-split shares and actual post-split shares that began around June 30, 2006 under the symbol “VYXC”.

		High	Low
January 1, 2005	March 31, 2005	$1.17	$0.83
April 1, 2005	June 30, 2005	$1.00	$0.50
July 1, 2005	September 30, 2005	$0.92	$0.33
October 1, 2005	December 31, 2005	$1.17	$0.42
January 1, 2006	March 31, 2006	$2.08	$0.42
April 1, 2006	June 30, 2006	$1.42	$0.67
Jul 1, 2006	September 30, 2006	$2.75	$0.85
October 1, 2006	December 31, 2006	$1.55	$0.87
As of April 17, 2007, the Company’s Common Stock was held by approximately 600 stockholders of record. The Company has never paid cash dividends and does not anticipate paying any cash dividends in the foreseeable future.

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
Accounting for Uncertainty in Income Taxes
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of SFAS 109, (“FIN 48”). FIN 48 provides interpretive guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is reviewing the impact of adopting FIN No. 48 but does not anticipate that the impact will be material to its consolidated financial statements.
Revenue Recognition
     Licensing and royalty revenue from royalty agreements is recognized in accordance with the terms of the specific agreement, which generally includes a quarterly minimum payment by the licensee.
Stock Options and Warrants
Effective January 1, 2006, we adopted the fair value method of accounting for awards of employee stock and options in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure,” and SFAS No. 123R, “Share-Based Payment.” These standards require the cost associated with employee services in exchange for equity instruments based on the grant-date fair value of the award, be recognized over the period during which the employee is required to provide services in exchange for the award. No compensation cost is recognized for awards for which employees do not render the requisite service. Because the Company changed its method of accounting from the intrinsic method as per APB Opinion No. 25, upon adoption, the grant date fair value of employee share options was estimated using the Black-Scholes model. Compensation cost for the unvested portion of equity awards granted prior to January 1, 2006, will be recognized over the remaining vesting periods. Due to the prospective adoption of SFAS No. 123R, results of operations for prior periods have not been restated.
Prior to 2006, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for stock issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, and interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock based employee compensation plans. As allowed by SFAS No. 123, the Company elected to continue to apply the intrinsic-value-based method of accounting described above, and had adopted only the disclosure requirements of SFAS No. 123. See Note 7, Stock Option Plans.

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
     With the ever increasing difficulty of biotechnology companies being able to raise funds in the capital markets, the Company has and is continuing to seek collaborative partners to license its existing technology with a view to raise funding. In addition, the Company’s short-term strategy will be to continue efforts to commercialize existing technology and to selectively defer research and development activity until such time as the Company has adequate operating funds. During 2006, operating expenses for the Company decreased $15,000 as a result of reduced auditing and financial expenses incurred in the filing of Form 8-K in 2005 to change the Company’s domicile from the State of Nevada to the State of Delaware. Royalty revenue amounted to $43,000 for 2006 compared to $98,000 in 2005. The reduction in royalty was due to the amended terms of the license agreement effective April 1, 2006. The net loss for 2006 was $93,000 compared to $69,000 in 2005. As of December 31, 2006, the Company’s accumulated deficit was approximately $13,533,000.
     The Company’s business is subject to significant risks, including the risks inherent in its research and development efforts, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and competition from other biotechnology companies. See “Risk Factors.”
Results of Operations
     Years ended December 31, 2006 and 2005
     Since January 2006, the Company’s major activities consisted of seeking additional licensing opportunities for its intellectual properties and joint ventures to market its nutraceutical products and initiating the research necessary to take its drug candidates forward into clinical trials. To supplement its existing resources, the Company will require additional capital from the sale of debt or equity. There can be no assurance that such capital will be available on favorable terms, or at all, and if additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.
     Research and development expenses remained at $7,500 in 2006 and 2005. Expenses were limited to the licensing fee for the Boron compound.
     General and administrative expenses decreased $15,000 to $122,000 in 2006 compared to $137,000 in 2005. This decrease was the result of reduced auditing and financial expenses incurred in the 2005 filing of Form 8-K to change the Company’s domicile from the State of Nevada to the State of Delaware. Other expenses were limited to patent fees and general office expenses such as rent, accounting services, telephone expenses, utility expenses and postage.
     Net loss increased $24,000 to $93,000 in 2006 compared to $69,000 in 2005. Basic and diluted loss per share increased to $0.09 in 2006 compared to $0.07 in 2005. The higher net loss per common share is principally due to the increase in the net loss.
Liquidity and Capital Resources
     The Company has financed its operations since inception through the sale of debt and equity securities. As of December 31, 2006, the Company had a working capital deficit of $419,000 compared to a working capital deficit of $310,000 at December 31, 2005.
     For the year ended December 31, 2006, the Company used $34,000 of cash in operating activities, compared to $7,000 during 2005. The Company does not have employees to conserve cash for critical operating activities. Salaries will be resumed when the Company can sufficiently fund payroll.

     During 2004, management discovered it currently owned equity securities in which it previously held an old insurance policy in 1997 and 1998 that was then converted into equity securities on April 21, 1999. The Company has liquidated these securities in 2006 for total proceeds of approximately $18,000 to further reduce outstanding obligations.
     While the Company may have revenues during 2007, it is not anticipated that they will be significant and therefore without additional financing it is uncertain whether the Company can continue as a going concern. The Company is actively pursuing collaborations with potential partners in both the pharmaceutical and nutraceutical divisions with the objective of raising financing to enable the Company to continue operations. The Company does not currently have any firm commitments for financing.
     On March 10, 2003, the Company obtained a commitment from a private investor to loan the Company $200,000 in the form of a three year convertible note at an interest rate of 10% per annum. The interest is to be paid semiannually with the principal due and payable at the end of the third year. The principal amount of the note along with all accrued interest has been extended to June 2007. The note is collateralized by substantially all of the assets of the Company.
     Management cannot assure the flat quarterly royalty rate of five percent of the gross sales of the boron product sales based on the FutureCeuticals license agreement, will provide the Company with the funds necessary to continue operations through 2007. The Company does not have any lease or other commitments. The Company does not have an existing bank line of credit or other form of revolving or renewable credit facility.
Plan of Operation
     The Company will continue to work with FutureCeuticals to develop new studies designed to help increase the market share of its licensed product FruiteX-B. In addition to working with our existing strategic partner, the Company will continue to focus its efforts and resources on developing new strategic relationships concerning the development, manufacturing and marketing of additional antioxidant pharmaceutical and nutraceutical compounds. The Company continues to discuss merger and acquisition opportunities with interested parties.
Item 7. FINANCIAL STATEMENTS
The financial statements of the Company and other information required by this item are set forth herein in a separate section beginning with the Index to the Financial Statements on page F-1.
Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
Not applicable
Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None
Item 8a. CONTROLS AND PROCEDURES.
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and President, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004 pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the principal executive officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, required to be included in the Company’s periodic SEC filings. Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART III
Item 9. DIRECTORS AND EXECUTIVE OFFICERS, OF THE REGISTRANT.

Sheldon S. Hendler, Ph.D., M.D (70)	Director since 1991
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

G. Dale Garlow (65)	Director since 2000
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

Richard G. McKee, Jr. (50)	Director since 2000
Managing General Partner of Dynamic Value Partners, Ltd., a Florida investment partnership specializing in small-cap stocks. Previously he served as a director and portfolio manager at Fundamental Management Corporation in Miami, Florida and as Vice President of First Equity Corporation of Florida, a regional investment-banking firm.

Tom K. Larson, Jr. (71)	Director since 2000
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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES AND EXCHANGE ACT OF 1934
     Under the securities laws of the United States, the Company’s directors, executive officers and any persons holding more than 10% of the Company’s Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to identify in this Proxy Statement those persons who failed to timely file these reports. All of the filing requirements were satisfied in 2006. In making this disclosure, the Company has relied solely on written representations of its directors and executive officers and copies of the reports that have been filed with the Commission.
CODE OF ETHICS
     The Company has not adopted a code of ethics for its management because of the costs involved and the Company’s lack of resources and limited operations.
Item 10. EXECUTIVE COMPENSATION.
The following table sets forth the compensation for services to the Company in all capacities for the fiscal year ended December 31, 2006 by those persons who were, respectively, at December 31, 2006 the Company’s Chairman and the Company’s Chief Executive Officer (the “Named Officers”).
Summary Compensation Table

					Long-Term
		Annual Compensation			Comp.
					Awards
				Other	Restricted	Securities
				Annual	Stock	Underlying	LTIP	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Comp.	Awards	Options (#)	Payouts	Comp.
Sheldon S. Hendler	2006	—	—	—	—	—	—	—
Chairman	2005	—	—	—	—	—	—	—

G. Dale Garlow	2006	—	—	—	—	—	—	—
Chief Executive Officer	2005	—	—	—	—	—	—	—
The Director Compensation and Outstanding Equity Awards tables required under Item 402 of Regulation S-B has been omitted because they were not applicable to the Company in 2006 and 2005.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth information as of April 17, 2007 as to shares of Common Stock beneficially owned by (i) each of the Company’s directors and nominees for director, (ii) the Company’s executive officers named in the Summary Compensation Table set forth herein, (iii) the Company’s directors and executive officers as a group and (iv) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Common Stock of the Company. Except as otherwise indicated and subject to applicable community property laws, each person has sole investment and voting power with respect to the shares shown. Ownership information is based upon information furnished to or filed with the Securities and Exchange Commission, by the respective individuals or entities, as the case may be. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting and investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding such options or warrant for computing the percentage ownership of such person, but are not treated as outstanding for computing the percentage of any other person.

Name and address of	Number of	Percent
Beneficial owner	shares	of class
Sheldon S. Hendler, Ph.D., M.D. (1) 2159 Avenida de la Playa La Jolla, CA 92037	210,480	16.1%

G. Dale Garlow (2)	93,100	7.1%

Richard G. McKee, Jr. (3)	45,208	3.5%

Tom K. Larson, Jr. (4)	12,600	0.9%

Directors and Executive Officers as a Group (4) persons)	361,388	27.6%

1.	Includes options to purchase 24,600 shares of common stock.

2.	Includes options to purchase 75,000 shares of common stock.

3.	Includes options to purchase 12,000 shares of common stock, 1,200 shares beneficially owned by Wendy J. McKee and voting rights of 9,117 shares controlled by Dynamic Value Partners, Ltd.

4.	Includes options to purchase 9,000 shares of common stock.
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
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The firm of Berenfeld, Spritzer, Shechter, and Sheer was designated by our Board of Directors to audit the financial statements of our Company for the fiscal year ended December 31, 2006.

The Audit Committee pre-approves the engagement of Berenfeld, Spritzer, Shechter, and Sheer for all professional services. The pre-approval process generally involves the full Audit Committee evaluating and approving the particular engagement prior to the commencement of services.
Audit Fees
The aggregate fees billed by Berenfeld, Spritzer, Shechter, and Sheer for professional services rendered for the fiscal year ended 2006 and 2005 and by J.H Cohn for the fiscal year ended 2005, including fees associated with the annual audit, the reviews of the consolidated financial statements included in our Forms 10-KSB, the reviews of the quarterly reports on Form 10-QSB, fees related to filing with the Securities and Exchange Commission and consultations on accounting issues and the application on new accounting pronouncements were approximately $30,000 and $20,000, respectively.
Tax Fees
The aggregate fees billed by J.H Cohn LLP for tax compliance, tax advice and tax planning rendered to the Company for the fiscal years ended December 31, 2006 and 2005 were approximately $0 and $1,700, respectively.

Vyrex Corporation
Annual Report on Form 10-KSB
Year Ended December 31, 2006
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

Signature	Title	Date

/S/Sheldon S. Hendler	Director	April 17, 2007

/S/G. Dale Garlow	Director	April 17, 2007

/S/Richard G. McKee, Jr.	Director	April 17, 2007

/S/Tom K. Larson, Jr.	Director	April 17, 2007

Vyrex Corporation
(a development stage enterprise)
Index to Financial Statements

Report of Berenfeld, Spritzer, Shechter & Sheer, CPA’s Independent Registered Public Accounting Firm	F-2
Balance Sheets	F-3
Statements of Operations	F-4
Statements of Stockholders’ Equity (Deficiency)	F-5-7
Statements of Cash Flows	F-8
Notes to Financial Statements	F-9-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Audit Committee, Board of Directors
and Stockholders
Vyrex Corporation
We have audited the accompanying balance sheets of Vyrex Corporation (a development stage enterprise) as of December 31, 2006 and 2005 and the related statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years then ended, and for the period from January 2, 1991 (date of inception) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits. The statements of operations, stockholders’ equity (deficiency) and cash flows for the period from January 2, 1991 (date of inception) through December 31, 2004, were audited by other auditors whose reports dated February 8, 2005, March 15, 1999 (except as to Note 10 to the 1998 financial statements for which the date was March 29, 1999) and February 12, 1998, expressed unqualified opinions and included explanatory paragraphs discussing substantial doubt regarding Vyrex Corporation’s ability to continue as a going concern. Total revenues and net losses for the period from January 2, 1991 (date of inception) through December 31, 2004 were $755,699 and $13,371,388, respectively.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vyrex Corporation (a development stage enterprise) as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended and for the period from January 2, 1991 (date of inception) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Berenfeld, Spritzer, Shechter & Sheer, CPA’s
Coral Gable, Florida
April 16, 2007

Vyrex Corporation
(a development stage enterprise)
Balance Sheets

	December 31
	2006	2005

Assets
Current assets:
Cash	$3,721	$2,250
Accounts receivable	5,265	22,500
Investment in available-for-sale securities	—	20,179

Total assets	$8,986	$44,929

Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable	$126,158	$89,735
Accrued liabilities and accrued vacation	63,995	44,730
Accrued payroll	20,637	20,637
Notes payable	217,000	200,000

Total liabilities	427,790	355,102

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.0001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 1,019,144 issued and outstanding (as adjusted for a twelve for one reverse split)	102	102
Additional paid-in capital	13,114,487	13,114,487
Accumulated other comprehensive income	—	15,746
Deficit accumulated during the development stage	(13,533,393)	(13,440,508)

Total stockholders’ deficiency	(418,804)	(310,173)

Total liabilities and stockholders’ deficiency	$8,986	$44,929

The accompanying notes are an integral part of these financial statements.

Vyrex Corporation
(a development stage enterprise)
Statements of Operations

	Years ended December 31,		Cumulative from
	2006	2005	Inception

Licensing and royalty revenue	$43,465	$97,500	$896,664

Operating expenses:
Research and development	7,525	7,595	6,486,278
Marketing and selling			438,664
General and administrative	121,995	137,162	6,450,665
Loss on disposal of fixed assets			13,664

Total operating expenses	129,520	144,757	13,389,271

Loss from operations	(86,055)	(47,257)	(12,492,607)

Other income (expense):
Interest income	332	318	476,376
Other income			4,434
Gain on sale of investment in available-for-sale securities	13,878		13,878
Interest expense	(21,040)	(22,181)	(185,574)
Charge from issuance of stock options for bridge financing			(1,349,900)

Total other expense	(6,830)	(21,863)	(1,040,786)

Net loss	$(92,885)	$(69,120)	$(13,533,393)

Net loss per share – basic and diluted	$(0.09)	$(0.07)

Weighted-average common shares outstanding (as adjusted for a twelve for one hundred reverse split) – basic and diluted	1,019,144	1,019,144

The accompanying notes are an integral part of these financial statements.

Vyrex Corporation
(a development stage enterprise)
Statements of Stockholders’ Equity (Deficiency)

				Deficit
				accumulated	Total
			Additional	during the	stockholders’
	Common stock		paid-in	development	equity
	Shares	Amount	capital	stage	(deficiency)

Issuance (at $.02 per share) for acquisition of technology retroactively reduced for 18,000 shares returned and retired on October 1, 1995	402,000	$40	$6,660	$—	$6,700
Issuance (at $.02 per share) for cash	60,000	6	994		1,000
Issuance (at $8.33 per share) for cash	96,000	10	799,990	—	800,000
Issuance as compensation (at $8.33 per share)	3,900	—	32,500	—	32,500
Issuance (at $16.67 per share) upon conversion of note payable	12,000	2	199,998	—	200,000
Issuance (at $25.00 per share) for cash, net of issuance costs of $4,086	3,960	—	94,914	—	94,914
Net loss	—	—	—	(1,085,932)	(1,085,932)

Balance at December 31, 1993	577,860	58	1,135,056	(1,085,932)	49,182
Issuance (at $25.00 per share) for cash, net of issuance costs of $21,000	11,880	1	275,999	—	276,000
Issuance (at $25.00 per share) in lieu of finder’s fee	840	—	21,000	—	21,000
Issuance (at $25.00 per share) in lieu of finder’s fee	600	—	15,000	—	15,000
Issuance (at $25.00 per share) for cash, net of issuance costs of $41,844	2998	—	33,126	—	33,126
Net loss	—	—	—	(467,683)	(467,683)

Balance at December 31, 1994	594,178	59	1,480,181	(1,553,615)	(73,375)
Issuance (at $25.00 per share) for cash, net of issuance costs of $46,976	17,993	2	402,842	—	402,844
Issuance (at $25.00 per share) in settlement of account payable	725	—	18,123	—	18,123
Issuance (at par value) as compensation for services related to prior issuances of common stock	9,960	1	(1)	—	—
Issuance (at $25.00 per share) as compensation for services related to offering	1,600	—	40,002	—	40,002
Issuance (at $25.00 per share) of options for 54,000 shares as compensation for arranging bridge financing	—	—	1,349,900	—	1,349,900
Net loss	—	—	—	(1,854,584)	(1,854,584)

Balance at December 31, 1995	624,456	62	3,291,047	(3,408,199)	(117,090)
Proceeds from initial public offering (at $54.17 per unit), net of issuance costs of $1,135,453	126,852	13	5,735,664	—	5,735,677
Sale of option to purchase 36,000 shares (at $25.00 per share)	—	—	50,000	—	50,000
Exercise of stock options (at $25.00 per share) for cash	36,000	4	899,996	—	900,000
Conversion of notes payable and related accrued interest (at $25.00 per share)	10,322	1	258,044	—	258,045
Exercise of stock options (at $.0019 per share) for cash	54,000	5	95	—	100
Issuance of units as compensation for legal services (at $37.92 per share)	2,915	—	110,529	—	110,529
Net loss	—	—	—	(1,820,614)	(1,820,614)

Balance at December 31, 1996	854,545	85	10,345,375	(5,228,813)	5,116,647
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
(Continued)

Vyrex Corporation
(a development stage enterprise)
Statements of Stockholders’ Equity (Deficiency)

					Deficit
				Accumulated	accumulated	Total
			Additional	other	during the	stockholders’
	Common stock		paid-in	comprehensive	development	equity
	Shares	Amount	capital	income	stage	(deficiency)

Balance at December 31, 2001	1,001,144	$100	$12,922,140		$(13,239,285)	$(317,045)
Modification of stock options			2,000			2,000
Issuance of stock upon exercise of warrants at $.83 per share	18,000	2	14,998			15,000
Forgiveness of accrued compensation			140,978			140,978
Issuance of 2,400 warrants for services			2,000			2,000
Issuance of 600 warrants for services			300			300
Net loss					(3,763)	(3,763)

Balance at December 31, 2002	1,019,144	102	13,082,416		(13,243,048)	(160,530)
Issuance of 12,000 warrants in connection with debt issuance			6,000			6,000
Net loss					(90,540)	(90,540)

Balance at December 31, 2003	1,019,144	102	13,088,416		(13,333,588)	(245,070)
Forgiveness of accrued compensation			26,071			26,071
Net loss					(37,800)	(37,800)
Effect of change in fair value of available-for-sale securities				$12,231		12,231

Comprehensive loss						(25,569)

Balance at December 31, 2004	1,019,144	102	13,114,487	12,231	(13,371,388)	(244,568)
Net loss					(69,120)	(69,120)
Effect of change in fair value of available-for-sale securities				3,515		3,515

Comprehensive loss						(65,605)

Balance at December 31, 2005	1,019,144	$102	$13,114,487	$15,746	$(13,440,508)	$(310,173)
Net loss					(92,885)	(92,885)
Effect of securities sold Dec 2006				(15,746)		(15,746)
Comprehensive loss						(108,631)

Balance at December 31, 2006	1,019,144	$102	$13,114,487	$—	$(13,533,393)	$(418,804)

The accompanying notes are an integral part of these financial statements.

Vyrex Corporation
(a development stage enterprise)
Statements of Cash Flows

			Cumulative
	Years ended December 31,		from
	2006	2005	Inception

Operating activities
Net loss	$(92,885)	$(69,120)	$(13,533,393)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and impairment charges			336,329
Accretion of debt discount		2,000	6,000
Interest receivable			3,506
Loss on disposal of fixed assets			13,664
Issuance of compensatory notes, stock, stock options and warrants			2,302,512
Gain on sale of available-for-sale securities	(13,878)		(13,878)
Other income			(4,434)
Changes in operating assets and liabilities:
Accounts receivable and other assets	17,235		94,735
Accounts payable and accrued liabilities	55,688	73,696	709,444

Net cash provided by (used in) operating activities	(33,840)	6,576	(10,085,515)

Investing activities
Sale of available-for-sale securities	18,311		18,311
Purchase of short-term investments			(8,440,442)
Sale of short-term investments			8,467,931
Purchases of fixed assets			(209,595)
Proceeds on sale of fixed assets			10,000
Patent, trademark and copyright costs			(133,519)
Other assets, including notes receivable from related parties			(4,202)

Net cash provided by (used in) investing activities	18,311		(291,516)

Financing activities
Net proceeds from issuance of common stock			7,889,808
Exercise of stock options and sale of options			975,100
Exercise of warrants			25,000
Proceeds from short-term loan			875,230
Proceeds from notes payable	17,000		808,114
Repayment of notes payable		(7,500)	(192,500)
Advances from potential investors			100,000
Repayment of advances			(100,000)

Net cash provided by (used in) financing activities	17,000	(7,500)	10,380,752

Net increase (decrease) in cash and cash equivalents	1,471	(924)	3,721

Cash and cash equivalents, beginning of period	2,250	3,174	—

Cash and cash equivalents, end of period	$3,721	$2,250	$3,721

Supplemental cash flow information
Forgiveness of debt			$589 608

Conversion of notes payable and related accrued interest			$258,045

Issuance of stock as consideration for conversion of debentures			$857,641

Issuance of stock upon cashless exercise of stock options			$396,580

Warrants issued in connection with convertible debentures and notes payable			$68,220

The accompanying notes are an integral part of these financial statements.

1. Basis of Presentation and the Company
Basis of Presentation
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of Vyrex Corporation (the “Company”) as a going concern and the realization of the Company’s assets and the satisfaction of its liabilities in the normal course of business. As of December 31, 2006, the Company has an accumulated deficit of $13,533,393 and stockholders’ deficiency of $418,804. Due to the Company’s recurring losses and stockholders’ deficiency, there can be no assurance that the Company will be able to obtain additional operating capital, which may impact the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the potential inability of the Company to continue as a going concern.
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
The Company’s major activities through December 31, 2006 have been limited to out-sourcing research and development related to its proposed products and raising funds for such activities. These activities have not generated any significant revenues; accordingly, the Company has been in the development stage since its inception. Successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenue adequate to support the Company’s cost structure. There can be no assurance that the Company will be successful in these areas. To supplement its existing resources, the Company will require additional capital through the sale of debt or equity. There can be no assurance that such capital will be available on favorable terms, or at all, and if additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.
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
A special meeting of the duly elected and qualified members of the Board of Directors of Vyrex Corporation was held by telecommunication on Wednesday, August 3, 2005. The Board discussed the current status of the Company’s business and its financial condition. The Board discussed the desirability of reorganizing the Company as a Delaware corporation to make it a more attractive merger or acquisition candidate. The Board discussed and considered the terms of such a reorganization and recapitalization. The Board discussed the timing of a special meeting of stockholders for the purpose of approving a reorganization and recapitalization of the Company. After further discussion and upon motion made, seconded and approved, the Company adopted resolutions that: Approved the reincorporation of the Company’s domicile from Nevada to Delaware; organized the Delaware Company with an authorized capitalization of 250,000,000 shares of capital stock, consisting of 200,000,000 shares of common stock, $0.0001 par value per share, and 50,000,000 shares of preferred stock, $0.0001 par value per share; the merger agreement provide that the Delaware Company shall issue 12/100th of a share of common stock of the Delaware Company for each share of common stock of the Company outstanding as of the date of the merger and that the Delaware Company be the surviving corporation of the merger with the same board members as the Company; that a Special Meeting of Shareholders be held on September 21, 2005 or on such other date and at such time and location as shall be determined by the officer of the Company; and that the close of business on September 2, 2005 is designated as the record date for determination of the stockholders entitled to notice of and to vote at the Special Meeting of Stockholders. The date of the Special Meeting of Stockholders was changed to September 23, 2005. On September 23, 2005, the stockholders voted in favor of changing the Company’s state of incorporation from the State of Nevada to the State of Delaware; and authorized the recapitalization of the share of capital stock. The Company was reincorporated in the State of Delaware on October 17, 2005. To date the changes in the Company’s state of incorporation and recapitalization have not resulted in a definitive merger or acquisition. All share and per share data has been adjusted where appropriate to reflect this revenue stock split. In addition, the par value of the Company’s common stock was changed from $0.001 to $0.0001 per share.
The Company increased the authorized capital stock of the Registrant from 60,000,000 (50,000,000 of common stock and 10,000,000 of preferred stock) to 250,000,000 (200,000,000 of common stock and 50,000,000 of preferred stock), and the par value of the Registrant’s capital stock changed from $0.001 per share to $0.0001 per share.
The Company cannot assure that its current cash reserves and other resources will fund the business through at least December 31, 2007. The Company cannot assure that it will be able to continue the business through December 31, 2007 unless additional funds are received, or the terms of the note for $200,000 due June 2007 are renegotiated.
2. Summary of Significant Accounting Policies
Stock Options and Warrants
Effective January 1, 2006, we adopted the fair value method of accounting for awards of employee stock and options in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure,” and SFAS No. 123R, “Share-Based Payment.” These standards require the cost associated with employee services in exchange for equity instruments based on the grant-date fair value of the award, be recognized over the period during which the employee is required to provide services in exchange for the award. No compensation cost is recognized for awards for which employees do not render the requisite service. Because the Company changed its method of accounting from the intrinsic method as per APB Opinion No. 25, upon adoption, the grant date fair value of employee share options was estimated using the Black-Scholes model. Compensation cost for the unvested portion of equity awards granted prior to January 1, 2006, will be recognized over the remaining vesting periods. Due to the prospective adoption of SFAS No. 123R, results of operations for prior periods have not been restated.
Prior to 2006, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for stock issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, and interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS

No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock based employee compensation plans. As allowed by SFAS No. 123, the Company elected to continue to apply the intrinsic-value-based method of accounting describe above, and had adopted only the disclosure requirements of SFAS No. 123. See Note 7, Stock Option Plans.
Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.00% dividend yield of 0%; the volatility factor of the expected market price of the Company’s common stock of 100% in 2003 and a weighted-average expected life of the options of 120 months. No options were issued in 2006.
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
For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

2005
Net loss – as reported	$(69,120)

Stock-based employee compensation expense assuming a fair value based method had been used for all awards	—

Net loss – pro forma	$(69,120)

Basic loss per share – as reported	$(0.07)

Basic loss per share – pro forma	$(0.07)

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

Net Loss Per Share
Basic net loss per share is computed using the weighted-average number of common shares outstanding during the periods presented. Diluted earnings per share have not been presented because the assumed conversion of convertible notes payable and the exercise of the Company’s outstanding options and warrants would have been antidilutive. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. The number of shares potentially issuable at December 31, 2006 and 2005 upon the conversion or exercise that were not included in the computation of net loss per share totaled 276,875 and 323,471, respectively.
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
Recent Accounting Developments
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities . SFAS No. 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value options is determined on an instrument by instrument basis, it should be applied to an entire instrument, and it is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using another measurement attribute. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently analyzing the potential impact of adoption of SFAS No. 159 to its financial statements.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements . SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 was effective for the first annual period ending after November 15, 2006 with early application encouraged. The Company adopted the provisions of SAB 108 on December 31, 2006 and the impact of adoption was not material to its financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements , (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not anticipate that adoption of this standard will have a material impact on its financial statements.

     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of SFAS 109, (“FIN 48”). FIN 48 provides interpretive guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is reviewing the impact of adopting FIN No. 48 but does not anticipate that the impact will be material to its financial statements.
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets , which will be effective for fiscal years that begin after December 15, 2006. This statement amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125, or SFAS 140 , regarding (1) the circumstances under which a servicing asset or servicing liability must be recognized, (2) the initial and subsequent measurement of recognized servicing assets and liabilities, and (3) information required to be disclosed relating to servicing assets and liabilities. The Company does not anticipate adoption of this standard will have a material impact on its financial statements.
     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, or SFAS 155, which will be effective for fiscal years that begin after December 15, 2006. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities , to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. The Company does not anticipate adoption of this standard will have a material impact on its financial statements.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which was adopted effective January 1, 2006. This statement addresses the retrospective application of such changes and corrections and will be followed if and when necessary. Adoption of this standard did not have a material impact on the Company’s financial statements.
3. Warrants
Activity with respect to warrants for the purchase of the Company’s common stock is summarized as follows:

			Weighted
			Average
	Warrants		Exercise
	Outstanding	Exercise Price	Price
Balance at January 1, 2005	12,000	$0.92	$0.92

Balance at December 31, 2005	12,000	$0.92	$0.92
Issued in 2006	25,000	$0.87	$0.87

Balance at December 31, 2006	37,000	$0.92	$0.89

The 12,000 warrants will expire September 30, 2010 and the 25,000 warrants will expire October 3, 2007.
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
6. Income Taxes
At December 31, 2006, the Company had net operating loss carryforwards available to reduce future taxable income, if any, of approximately $16,174,000 and $7,176,000 for Federal and California income tax purposes, respectively. The Federal net operating loss begins to expire in 2011. The remaining California net operating losses have been suspended for two years and will begin to expire in 2007. The difference between the Federal and California tax loss carryforwards is primarily related to the expiration of California loss carryforwards. At December 31, 2006, the Company also had research and development credit carryforwards of approximately $486,000 and $250,000 for Federal and state income tax reporting purposes, respectively. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three year period.

Temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes (the loss and tax credit carryforwards described above) give rise to the Company’s deferred income taxes. The components of the Company’s deferred tax assets as of December 31, 2005 and 2004 are as follows:

	2006	2005

Net operating loss carryforwards	$6,134,000	$6,093,000
Research and development credit carryforwards	736,000	736,000
Other	30,000	9,000

	6,900,000	6,838,000
Valuation allowance	(6,900,000)	(6,838,000)

	$—	$—

As the ultimate realization of the potential benefits of the Company’s net operating loss carryforwards is considered unlikely by management, the Company has offset the deferred tax assets attributable to those potential benefits through valuation allowances in 2006 and 2005 and, accordingly, the Company did not recognize any benefit from income taxes in the accompanying statements of operations to offset its pre-tax losses. The valuation allowance increased by $62,000 in 2006 and decreased by $16,000 in 2005.
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
The maximum term of stock options granted under the Plan is ten years, but if the optionee at the time of the grant has voting power over more than 10% of the Company’s outstanding capital stock, the maximum term is five years. The exercise price of incentive stock options granted under the Plan must be at least equal to the fair market value of such shares on the date of grant. The exercise price of nonqualified stock options granted under the Plan must be at least 85%, or 110% with respect to holders of 10% of the voting power of the Company’s outstanding capital stock, of the fair market value of the stock subject to the option on the date of the grant. At December 31, 2006, a total of 276,875 stock options are exercisable.

Activity with respect to the stock option plan is summarized as follows:

	Stock	Option	Weighted-
	Options	Exercise	Average
	Outstanding	Price	Exercise Price

Balance at January 1, 2005	334,471		$12.04
Expired	(23,000)	$25.00	$25.00
Balance at December 31, 2005	311,471		$11.04
Expired	(34,596)	$3.39 - $62.50	$3.39 - $62.50

Balance at December 31, 2006	276,875		$10.73

Shares available for grant at December 31, 2006	188,125

Following is a further breakdown of the options outstanding as of December 31, 2006:

					Weighted-
		Weighted-			Average
		Average	Weighted-		Exercise Price
Range of	Outstanding	Remaining	Average	Options	of Options
Exercise Prices	Options	Life in Years	Exercise Price	Exercisable	Exercisable

$0.83 - $4.67	219,000	3.79	$2.85	219,000	$2.85
$25.00	21,000	2.32	25.00	21,000	25.00
$47.92 - $50.00	36,875	0.95	49.38	36,875	49.38

	276,875	3.30	10.73	276,875	10.73

8. Notes Payable and Related Conversion and Stock Options
At December 31, 2006, the Company has an outstanding note payable with a principal balance of $200,000 and bears interest at an annual rate of 10%. The note is collateralized by substantially all of the assets of the Company and is due on March 10, 2006. The investor has the option to convert the principal amount into Vyrex common shares at a price of $2.08 during the first year, $4.17 the second year and $6.25 the third year. Further in connection with the Promissory Note, the investor was issued warrants, exercisable within three years from the date of issuance, entitling the investor to purchase 12,000 Vyrex common shares at an exercise price of $0.917 per share. The Company determined the fair market value of these warrants were $0.50 per warrant utilizing the Black-Scholes option pricing model. The $6,000 was treated as a discount to the note and is being accreted over the term of the loan. As further consideration for the loan the Company agreed to amend the strike price terms of the right to convert the principal amount of the Promissory Note into Vyrex common shares from $4.17 to $2.08 the second year and from $6.25 to $4.17 the third year. In March of 2006 the private investor agreed to extend the note an additional six months to September 2006. The right to convert the principal amount into Vyrex Common Shares at a strike price of $4.17 in the third year was extended to September of 2006. In September of 2006 the private investor agreed to extend the note to March 2007. The right to convert the principal amount into Vyrex Corporation common shares at a strike price of $2.917 per share in the third year was extended to March 2007. The private investor will be issued, upon receipt of the funds, a warrant exercisable within three (3) years from the date of issuance entitling the Lender to purchase Vyrex Corporation common shares in the amount of twelve thousand (12,000) shares at an exercise price of $0.92 per share. Interest on the unpaid balance will continue to accrue at the rate of 10% per year. In March of 2007 the private investor agreed to extend the maturity date of the note until June of 2007. The right to convert the principal amount into Vyrex Corporation common shares at a strike price of $2.917 per share in the third year was extended to June 2007. The private investor will be issued, upon receipt of the funds, a warrant exercisable within three (3) years from the date of issuance entitling the Lender to purchase Vyrex Corporation common shares in the amount of twelve thousand (12,000) shares at an exercise price of $0.92 per share. Interest on the unpaid balance will continue to accrue at the rate of 10% per year.
     During October 2006 the Company obtained a note from a private investor group to loan the Company $17,000. The note along with the accrued interest is due and payable at the time of Vyrex Corporation receipt of funds from a merger or acquisition or no later than one year from the date of the note. Note bears a rate of 10% interest per year. Further in connection with the Promissory Note warrants were issued in the total amount of 25,000, split equally between the partners, exercisable within three years from the date of issuance at an exercise price per share of $0.87.
9. Contingencies
Due to cash constraints, the Company has been unable to remain current in the payment of insurance premiums. As a result, no insurance coverage is in effect for the Company at December 31, 2006.
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
The equity security was liquidated in December 2006 for $18,311 and is reflected as a separate component of stockholders’ deficiency. Total comprehensive loss for the year ended December 31, 2006 amounted to approximately $109,000.