Form 10QSB
period 2007-03-31
VYREX CORP
filed 2007-05-15
CIK 933972

United States Securities and Exchange Commission
Washington D.C. 20549
Form 10-QSB

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended March 31, 2007

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
As of May 15, 2007, there are 1,019,144 shares of common stock outstanding and warrants to purchase 37,000 shares of common stock outstanding.
Transitional Small Business Disclosure Format
Yes ☐ No ☑

Vyrex Corporation
Index to Form 10-QSB
     (a) Exhibits
          Exhibit 31.1 — Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
          Exhibit 31.2 — Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
          Exhibit 32.1 — Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
          Exhibit 32.2 — Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature	9

PART I Financial Information
Item 1. Financial Statements
Vyrex Corporation
(a development stage enterprise)
Condensed Balance Sheets
(Unaudited)

Mar 31, 2007
Assets
Current Assets:
Cash	$2,233
Accounts receivable	14,465

Total assets	$16,698

Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable	$135,782
Accrued liabilities and accrued vacation	69,346
Accrued payroll	20,637
Notes payable	217,000

Total current liabilities	442,765

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.0001 par value; 50,000,000 shares authorized; none issued	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 1,019,144 issued and outstanding	102
Additional paid-in capital	13,114,487
Deficit accumulated during the development stage	(13,540,656)

Total stockholders’ deficiency	(426,067)

Total liabilities and stockholders’ deficiency	$16,698

The accompanying notes are an integral part of these financial statements.

Vyrex Corporation
(a development stage enterprise)
Condensed Statements of Operations
(Unaudited)

	Three Months ended		Cumulative from
	Mar 31, 2007	Mar 31, 2006	Inception

Licensing and royalty revenue	$14,465	$30,000	$911,129

Operating expenses:
Research and development			6,486,278
Marketing and selling			438,664
General and administrative	16,377	7,751	6,467,042
Loss on disposal of fixed assets			13,664

Total operating expenses	16,377	7,751	13,405,648

Income (loss) from operations	(1,912)	22,249	(12,494,519)

Other income (expense):
Interest income		27	476,376
Other income			4,434
Gain on sale of investment in
Available-for-sale securities			13,878
Interest expense	(5,351)	(4,931)	(190,925)
Charge from issuance of stock options for bridge financing			(1,349,900)

Total other expense	(5,351)	(4,904)	(1,046,137)

Net income (loss)	$(7,263)	$17,345	$(13,540,656)

Net income (loss) per share — basic and diluted	$(0.01)	$0.02

Weighted-average of common shares outstanding	1,019,144	1,019,144

The accompanying notes are an integral part of these financial statements.

Vyrex Corporation
(a development stage enterprise)
Condensed Statements of Cash Flows
(Unaudited)

			Cumulative
	Three Months ended		from
	Mar 31, 2007	Mar 31, 2006	Inception

Operating activities
Net (loss) income	$(7,263)	$17,345	$(13,540,656)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and impairment charges			336,329
Accretion of debt discount			6,000
Interest receivable			3,506
Loss on disposal of fixed assets			13,664
Issuance of compensatory notes, stock, stock options and warrants			2,302,512
Gain on sale of available-for-sale securities			(13,878)
Other income			(4,434)
Changes in operating assets and liabilities:
Accounts receivable and other assets	(9,200)	22,500	85,535
Accounts payable and accrued liabilities	14,975	1,931	724,419

Net cash provided by operating activities	(1,488)	41,776	(10,087,003)

Investing activities
Sale of available-for-sale securities			18,311
Purchase of short-term investments			(8,440,442)
Sale of short-term investments			8,467,931
Purchases of fixed assets			(209,595)
Proceeds on sale of fixed assets			10,000
Patent, trademark and copyright costs			(133,519)
Other assets, including notes receivable from related parties			(4,202)

Net cash used in investing activities			(291,516)

Financing activities
Net proceeds from issuance of common stock			7,889,808
Exercise of stock options and sale of options			975,100
Exercise of warrants			25,000
Proceeds from short-term loan			875,230
Proceeds from notes payable			808,114
Repayment of notes payable			(192,500)
Advances from potential investors			100,000
Repayment of advances			(100,000)

Net cash provided by (used in) financing activities			10,380,752

Net increase (decrease) in cash and cash equivalents	(1,488)	41,776	2,233

Cash and cash equivalents beginning of period	3,721	2,250

Cash and cash equivalents, end of the period	$2,233	$44,026	$2,233

Supplemental cash flow information
Forgiveness of debt			$589,608

Conversion of notes payable and related accrued interest			$258,045

Issuance of stock as consideration for conversion of debentures			$857,641

Issuance of stock upon cashless exercise of stock options			$396,580

Warrants issued in connection with convertible debentures and notes payable			$68,220

The accompanying notes are an integral part of these financial statements

(1) Basis of Presentation
The accompanying condensed financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America for interim financial information. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of the Company’s management, the unaudited financial statements contain all adjustments necessary (consisting of normal recurring adjustments) for a fair presentation of the Company’s financial position as of March 31, 2007, and its results of operations and cash flows for the three-month periods ended March 31, 2007 and 2006 and for the period from inception through March 31, 2007. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and notes thereto included in Vyrex’s Form 10-KSB for the year ended December 31, 2006.
The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. As of March 31, 2007, the Company had an accumulated deficit of $13,540,656 a stockholders’ deficiency of $426,067 and negative working capital of $426,067. Due to the Company’s recurring losses, current cash reserve, note payables due in 2007, and stockholders’ deficiency, there can be no assurance that the Company will be able to obtain additional operating capital, which may impact the Company’s ability to continue as a going concern through March 31, 2008. The accompanying condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.
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
The Company’s major activities through March 31, 2007 have consisted of seeking additional licensing opportunities for its intellectual properties and joint ventures to market its nutraceutical products and initiating the research necessary to take its drug candidates forward into clinical trials. Currently, the major focus for the Company is to raise the funds necessary to continue the testing of its proprietary Proflavone technology, and obtaining a licensing or collaboration agreement to develop its proprietary water pro-drug of propofol phosphate. Proflavones are proprietary nutraceuticals being developed by the Company for cardiovascular, skeletal and cellular health. Proflavones are novel delivery forms of isoflavones. Isoflavones are chemicals (phytochemicals) found in beans, particularly soy. Isoflavones are antioxidants and possess estrogenic activity (phytoestrogens) and are thought to have anti-atherogenic, anti-carcinogenic and anti-osteoporotic activities as well. Recently, some isolavones have also been shown to be protective against ionizing radiation (radioprotectants). Radioprotectants have application in oncology, space travel, radiological terrorism and military scenarios. The Company has synthesized a number of its isoflavone prodrug forms covered under U.S. Patent Number 6,541613 and U.S. Patent Application 20030212009. A high priority for the Company is the testing of its Proflavones for radioprotective activity. The Company continually works toward raising funds for outsourcing research and development on its novel technology, seeking additional collaborative partners through exclusive or non-exclusive licensing of its technology and continuing to work with its current partners to generate additional revenues based on existing licensing and royalty agreements. These activities have not generated any significant revenues; accordingly, the Company has been in the development stage since its inception. Successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenue adequate to support the Company’s cost structure. There can be no assurance that the Company will be successful in these areas. To supplement its existing resources, the Company will require additional capital through the sale of debt or equity. There can be no assurance that such capital will be available on favorable terms, or at all, and if additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. This report should be read in conjunction with the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.
Results of Operations
Three months ended March 31, 2007 and 2006
Licenses and royalty revenue decreased $16,000 to $14,000 in the current period, compared to $30,000 for the same period in 2006. This decrease was due to an amendment to the license agreement. The amendment stated that from April 01, 2006 forward and throughout the life of the Agreement the licensee shall pay Vyrex a flat quarterly royalty of five percent (5%) of the gross sales of the boron licensed product. Additionally, on April 01, 2006 and thereafter annually on every subsequent April 01, throughout the lifetime of the Agreement the licensee will pay Vyrex an additional seven thousand five hundred dollars ($7,500.00). The $7,500.00 is to cover the annual license fee Vyrex pays to the original patent holder
General and administrative expenses increased $8,000 to $16,000 in the current period, compared to $8,000 for the same period in 2006. First quarter expenses were limited to maintenance of patents, and general office expenses such as accounting fees, utility expenses, telephone expenses, rent and postage.
Net loss increased $24,000 to $7,000 in the current period, compared to net income of $17,000 for the same period during 2006. The increase in net loss was a direct result of the amended royalty Agreement. Basic and diluted loss per share decreased $0.03 to ($0.01) in the current period, compared to $0.02 for the same period in 2006.
Liquidity and Capital Resources
The Company has financed its operations since inception solely through the sales of debt and equity securities. As of March 31, 2007, the Company had negative working capital of approximately $426,000. Net cash used by operating activities during the three months ended March 31, 2007 was approximately $1,000, compared to net cash provided by operating activities of $42,000 for the same period during 2006.
There can be no assurance that any further revenues will be realized in 2007 or that they will be significant and therefore without additional financing the Company may be unable to continue as a going concern. The Company is actively pursuing collaborations with potential partners in both the pharmaceutical and nutraceutical divisions with the objective of raising financing to enable the Company to continue operations. At March 31, 2007, the Company does not have any commitments for additional financing. To date the Company has no prospects for merger or acquisition. The

Company does not have any lease or other commitments. The Company does not have an existing bank line of credit or other form of revolving or renewable credit facility. There can be no assurance the Company will generate significant revenues during 2007 to continue its operations, or that funds will be available through the public or private markets.
The Company cannot assure that it will be able to continue business through March 31st, 2008 unless additional funds are received, or the terms of the note payables for $217,000 due June and October 2007 are renegotiated.
Item 3. Controls and Procedures
As of March 31, 2007, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and President, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the principal executive officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, required to be included in the Company’s periodic SEC filings. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.
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
Date: May 15, 2007
VYREX CORPORATION
Registrant
By: /S/ G. Dale Garlow
          G. Dale Garlow,
          Chief Executive Officer