Form 10QSB
period 2007-06-30
VYREX CORP
filed 2007-08-14
CIK 933972

United States
Securities and Exchange Commission
Washington D.C. 20549
Form 10-QSB

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended June 30, 2007

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
As of August 14, 2007, there are 1,019,144 shares of common stock outstanding and warrants to purchase 37,000 shares of common stock outstanding.
Transitional Small Business Disclosure Format
Yes ☐ No ☑

Vyrex Corporation
Index to Form 10-QSB

PART I Financial Information
Item 1. Financial Statements
Vyrex Corporation
(a development stage enterprise)
Condensed Balance Sheets
(Unaudited)

June 30, 2007
Assets
Current Assets:
Cash	$12,901
Accounts receivable	2,314

Total assets	$15,215

Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable	$158,265
Accrued liabilities and accrued vacation	74,749
Accrued payroll	20,637
Notes payable	217,000

Total current liabilities	470,651

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.0001 par value; 50,000,000 shares authorized; none issued	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 1,019,144 issued and outstanding	102
Additional paid-in capital	13,114,487
Deficit accumulated during the development stage	(13,570,025)

Total stockholders’ deficiency	(455,436)

Total liabilities and stockholders’ deficiency	$15,215

The accompanying notes are an integral part of these financial statements.

Vyrex Corporation
(a development stage enterprise)
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative
	June 30,		June 30,		From
	2007	2006	2007	2006	Inception

Licensing and royalty revenue	$2,314	$5,850	$16,779	$35,850	$913,443

Operating expenses:
Research and development		25		25	6,486,278
Marketing and selling					438,664
General and administrative	26,236	45,631	42,613	53,382	6,493,278
Loss on disposal of fixed assets					13,664

Total operating expenses	26,236	45,656	42,613	53,407	13,431,884

Income (loss) from operations	(23,922)	(39,806)	(25,834)	(17,557)	(12,518,441)

Other income (expense):
Interest income		37		64	476,376
Other income					4,434
Gain on sale of investment in Available-for-sale securities					13,878
Interest expense	(5,447)	(4,987)	(10,798)	(9,918)	(196,372)
Charge from issuance of stock options for bridge financing					(1,349,900)

Total other expense	(5,447)	(4,950)	(10,798)	9,854	(1,051,584)

Net (loss)	$(29,369)	$(44,756)	$(36,632)	$(27,411)	$(13,570,025)

Net( loss) per share — basic and diluted	$(0.03)	$(0.04)	$(0.04)	$(0.03)

Weighted-average of common shares outstanding	1,019,144	1,019,144	1,019,144	1,019,144

The accompanying notes are an integral part of these financial statements.

Vyrex Corporation
(a development stage enterprise)
Condensed Statements of Cash Flows
(Unaudited)

			Cumulative
	Six Months ended		From
	June 30, 2007	June 30, 2006	Inception

Operating activities
Net (loss)	$(36,632)	$(27,411)	$(13,570,025)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and impairment charges			336,329
Accretion of debt discount			6,000
Interest receivable			3,506
Loss on disposal of fixed assets			13,664
Issuance of compensatory notes, stock, stock options and warrants			2,302,512
Gain on sale of available-for-sale securities			(13,878)
Other income			(4,434)
Changes in operating assets and liabilities:
Accounts receivable and other assets	2,951	16,651	97,686
Accounts payable and accrued liabilities	42,861	14,006	752,305

Net cash provided by, (used in) operating activities	9,180	3,246	(10,076,335)

Investing activities
Sale of available-for-sale securities			18,311
Purchase of short-term investments			(8,440,442)
Sale of short-term investments			8,467,931
Purchases of fixed assets			(209,595)
Proceeds on sale of fixed assets			10,000
Patent, trademark and copyright costs			(133,519)
Other assets, including notes receivable from related parties			(4,202)

Net cash used in investing activities			(291,516)

Financing activities
Net proceeds from issuance of common stock			7,889,808
Exercise of stock options and sale of options			975,100
Exercise of warrants			25,000
Proceeds from short-term loan			875,230
Proceeds from notes payable			808,114
Repayment of notes payable			(192,500)
Advances from potential investors			100,000
Repayment of advances			(100,000)

Net cash provided by financing activities			10,380,752

Net increase in cash and cash equivalents	9,180	3,246	12,901

Cash and cash equivalents beginning of period	3,721	2,250

Cash and cash equivalents, end of the period	$12,901	$5,496	$12,901

Supplemental cash flow information

Forgiveness of debt	$589,608

Conversion of notes payable and related accrued interest	$258,045

Issuance of stock as consideration for conversion of debentures	$857,641

Issuance of stock upon cashless exercise of stock options	$396,580

Warrants issued in connection with convertible debentures and notes payable	$68,220

The accompanying notes are an integral part of these financial statements
(1) Basis of Presentation
The accompanying condensed financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America for interim financial information. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of the Company’s management, the unaudited financial statements contain all adjustments necessary (consisting of normal recurring adjustments) for a fair presentation of the Company’s financial position as of June 30, 2007, and its results of operations and cash flows for the three and six-month periods ended June 30, 2007 and 2006 and for the period from inception through June 30, 2007. The results of operations for the three and six-month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and notes thereto included in Vyrex’s Form 10-KSB for the year ended December 31, 2006.
The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. As of June 30, 2007, the Company had an accumulated deficit of $13,570,025 a stockholders’ deficiency of $455,436 and negative working capital of $455,436. Due to the Company’s recurring losses, current cash reserve, note payables due in 2007, and stockholders’ deficiency, there can be no assurance that the Company will be able to obtain additional operating capital, which may impact the Company’s ability to continue as a going concern through June 30, 2008. The accompanying condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.
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
The Company’s major activities through June 30, 2007 have consisted of seeking additional licensing opportunities for its intellectual properties and joint ventures to market its nutraceutical products and initiating the research necessary to take its drug candidates forward into clinical trials. Currently, the major focus for the Company is to raise the funds necessary to continue the testing of its proprietary Proflavone technology, and obtaining a licensing or collaboration agreement to develop its proprietary water pro-drug of propofol phosphate. Proflavones are proprietary nutraceuticals being developed by the Company for cardiovascular, skeletal and cellular health. Proflavones are novel delivery forms of isoflavones. Isoflavones are chemicals (phytochemicals) found in beans, particularly soy.

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
(2) Significant Accounting Policies
In preparing our unaudited consolidated financial statements and accounting for the underlying transactions and balances reflected therein, we have applied the significant accounting policies described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. During the six months ended June 30, 2007, we updated our significant accounting policies as follows:
Income Taxes
Effective January 1, 2007, we adopted Financial Accounting Standard Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” or “FIN 48,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” or “SFAS No. 109.” We utilize a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
(3) Commitment and Obligations
In June 2007, the Superior Court of California rendered a money judgment against the Company on behalf of one of its vendors for past services provided. As of June 30, 2007, the Company had accrued the judgment amount plus court fees and daily interest of 10% from the date of the settlement.
(4) Recent Accounting Pronouncement
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value options is determined on an instrument by instrument basis, it should be applied to an entire instrument, and it is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using another measurement attribute. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently analyzing the potential impact of adoption of SFAS No. 159 to its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not anticipate adoption of this standard will have a material impact on its financial statements.
In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, or “FSP FIN 48-1,” which clarifies when a tax position is considered settled under FIN 48. The FSP explains that a tax position can be effectively settled on the completion of an examination by a taxing authority without legally being extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if (1) the tax position is not considered more likely than not to be sustained solely on the basis of its technical merits and (2) the statute of limitations remain open. FSP FIN 48-1 should be applied upon the initial adoption of FIN 48. The impact of our adoption of FIN 48 (as of January 1, 2007) is in accordance with this FSP and the implementation has not resulted in any changes to our financial statements.
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
Results of Operations
Three months ended June 30, 2007 and 2006
Licenses and royalty revenue decreased $4,000 to $2,000 in the current period, compared to $6,000 for the same period in 2006. This decrease was due to an amendment to the license agreement. The amendment stated that from April 01, 2006 forward and throughout the life of the Agreement the licensee shall pay Vyrex a flat quarterly royalty of five percent (5%) of the gross sales of the boron licensed product. Additionally, on April 01, 2006 and thereafter annually on every subsequent April 01, throughout the lifetime of the Agreement the licensee will pay Vyrex an additional seven thousand five hundred dollars ($7,500.00). The $7,500.00 is to cover the annual license fee Vyrex pays to the original patent holder
General and administrative expenses decreased $20,000 to $26,000 in the current period, compared to $46,000 for the same period in 2006. First quarter expenses were limited to maintenance of patents, and general office expenses such as accounting fees, utility expenses, telephone expenses, rent and postage.
Net loss decreased $16,000 to $29,000 in the current period compared to $45,000 for the same period during 2006. Basic and diluted loss per share decreased $0.01 to $0.03 in the current period compared to $0.04 for the same period during 2006.
Six months ended June 30, 2007 and 2006
Licenses and royalty revenue decreased $19,000 to $17,000 fox the six months ended June 30, 2007, compared to $36,000 for the same period during 2006. The decrease in royalty revenue is due to the change in terms within the amended contract that became effective April 1, 2006. Royalty revenue for this period was comprised of our boron compound licensed by the FutureCeuticals Division of Van Drunen Farms.
General and administrative expenses decreased $10,000 to $43,000 in the current period, compared to $53,000 for the same period in 2006. Expenses were limited to maintenance of patents and general office expenses such as accounting fees, utility expenses, telephone expenses, rent and postage.
Net loss increased $10,000 to $37,000 in the current period compared to $27,000 for the same period during 2006, Basic and diluted loss per share decreased $0.01 to $0.04 in the current period compared to $0.03 for the same period during 2006.

Liquidity and Capital Resources
The Company has financed its operations since inception solely through the sales of debt and equity securities. As of June 30, 2007, the Company had negative working capital of approximately $455,000. Net cash provided by operating activities during the six months ended June 30, 2007 was approximately $9,000, compared to net cash provided by operating activities of approximately $3,000 for the same period during 2006.
There can be no assurance that any further revenues will be realized in 2007 or that they will be significant and therefore without additional financing the Company may be unable to continue as a going concern. The Company is actively pursuing collaborations with potential partners in both the pharmaceutical and nutraceutical divisions with the objective of raising financing to enable the Company to continue operations. At June 30, 2007, the Company does not have any commitments for additional financing. To date the Company has no prospects for merger or acquisition. The Company does not have any lease or other commitments. The Company does not have an existing bank line of credit or other form of revolving or renewable credit facility. There can be no assurance the Company will generate significant revenues during 2007 to continue its operations, or that funds will be available through the public or private markets.
The Company cannot assure that it will be able to continue business through June 30th, 2008 unless additional funds are received, or the terms of the note payables for $217,000 due October 2007 are renegotiated.
Item 3. Controls and Procedures
As of June 30, 2007, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and President, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the principal executive officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, required to be included in the Company’s periodic SEC filings. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.
PART II Other Information
Item 1. Legal Proceedings
In June 2007, the Superior Court of California rendered a money judgment against the Company on behalf of one of its vendors for past services provided. As of June 30, 2007, the Company had accrued the judgment amount plus court fees and daily interest of 10% from the date of the settlement.
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

Date: August 14, 2007 VYREX CORPORATION Registrant
By:	/S/G. Dale Garlow
G. Dale Garlow,
Chief Executive Officer