Form 10QSB
period 2007-09-30
VYREX CORP
filed 2007-11-14
CIK 933972

United States
Securities and Exchange Commission
Washington D.C. 20549
Form 10-QSB

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended September 30, 2007

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☐
State the number of shares outstanding of each of the issuer’s classes of common equity, as of latest practicable date:
As of November 14, 2007, there are 1,019,144 shares of common stock outstanding and warrants to purchase 37,000 shares of common stock outstanding.
Transitional Small Business Disclosure Format
Yes ☐ No ☑

Vyrex Corporation
Index to Form 10-QSB

PART I Financial Information
Item 1. Financial Statements
Vyrex Corporation
(a development stage enterprise)
Condensed Balance Sheet
(Unaudited)

September 30,
2007
Assets
Current Assets:
Cash	$1,864
Accounts receivable	2,950

Total assets	$4,814

Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable	$170,676
Accrued liabilities and accrued vacation	80,182
Accrued payroll	20,637
Notes payable	217,000

Total current liabilities	488,495

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.0001 par value; 50,000,000 shares authorized; none issued	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 1,019,144 issued and outstanding	102
Additional paid-in capital	13,114,487
Deficit accumulated during the development stage	(13,598,270)

Total stockholders’ deficiency	(483,681)

Total liabilities and stockholders’ deficiency	$4,814

The accompanying notes are an integral part of these financial statements.

Vyrex Corporation
(a development stage enterprise)
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative
	September 30,		September 30,		From
	2007	2006	2007	2006	Inception

Licensing and royalty revenue	$2,950	$2,350	$19,729	$38,200	$916,393

Operating expenses:
Research and development	7,500	7,500	7,500	7,525	6,493,778
Marketing and selling					438,664
General and administrative	18,262	39,122	60,875	92,504	6,511,540
Loss on disposal of fixed assets					13,664

Total operating expenses	25,762	46,622	68,375	100,029	13,457,646

Loss from operations	(22,812)	(44,272)	(48,646)	(61,829)	(12,541,253)

Other income (expenses):
Interest income		5		69	476,376
Other income					4,434
Gain on sale of investment in Available-for-sale securities					13,878
Interest expense	(5,433)	(5,041)	(16,231)	(14,959)	(201,805)
Charge from issuance of stock options for bridge financing					(1,349,900)

Total other expense	(5,433)	(5,036)	(16,231)	(14,890)	(1,057,017)

Net loss	$(28,245)	$(49,308)	$(64,877)	$(76,719)	$(13,598,270)

Net loss per share — basic and diluted	$(0.03)	$(0.05)	$(0.06)	$(0.08)

Weighted-average of common shares outstanding	1,019,144	1,019,144	1,019,144	1,019,144

The accompanying notes are an integral part of these financial statements.

Vyrex Corporation
(a development stage enterprise)
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months ended		Cumulative
	September 30,	September 30,	From
	2007	2006	Inception

Operating activities
Net loss	$(64,877)	$(27,411)	$(13,598,270)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and impairment charges			336,329
Accretion of debt discount			6,000
Interest receivable			3,506
Loss on disposal of fixed assets			13,664
Issuance of compensatory notes, stock, stock options and warrants			2,302,512
Gain on sale of available-for-sale securities			(13,878)
Other income			(4,434)
Changes in operating assets and liabilities:
Accounts receivable and other assets	2,315	16,651	97,050
Accounts payable and accrued liabilities	60,705	14,006	770,149

Net cash provided by (used in) operating activities	(1,857)	3,246	(10,087,372)

Investing activities
Sale of available-for-sale securities			18,311
Purchase of short-term investments			(8,440,442)
Sale of short-term investments			8,467,931
Purchases of fixed assets			(209,595)
Proceeds on sale of fixed assets			10,000
Patent, trademark and copyright costs			(133,519)
Other assets, including notes receivable from related parties			(4,202)

Net cash used in investing activities			(291,516)

Financing activities
Net proceeds from issuance of common stock			7,889,808
Exercise of stock options and sale of options			975,100
Exercise of warrants			25,000
Proceeds from short-term loan			875,230
Proceeds from notes payable			808,114
Repayment of notes payable			(192,500)
Advances from potential investors			100,000
Repayment of advances			(100,000)

Net cash provided by financing activities			10,380,752

Net (decrease) increase in cash and cash equivalents	(1,857)	3,246	1,864

Cash and cash equivalents beginning of period	3,721	2,250

Cash and cash equivalents, end of the period	$1,864	$5,496	$1,864

	Nine Months ended		Cumulative
	September 30,	September 30,	From
	2007	2006	Inception

Supplemental cash flow information
Forgiveness of debt			$589,608

Conversion of notes payable and related accrued interest			$258,045

Issuance of stock as consideration for conversion of debentures			$857,641

Issuance of stock upon cashless exercise of stock options			$396,580

Warrants issued in connection with convertible debentures and notes payable			$68,220

The accompanying notes are an integral part of these financial statements
(1) Basis of Presentation
The accompanying condensed financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America for interim financial information. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of the Company’s management, the unaudited financial statements contain all adjustments necessary (consisting of normal recurring adjustments) for a fair presentation of the Company’s financial position as of September 30, 2007, and its results of operations and cash flows for the three and nine-month periods ended September 30, 2007 and 2006 and for the period from inception through September 30, 2007. The results of operations for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and notes thereto included in Vyrex’s Form 10-KSB for the year ended December 31, 2006.
The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. As of September 30, 2007, the Company had an accumulated deficit of $13,598,270 a stockholders’ deficiency of $483,681 and negative working capital of $483,681. Due to the Company’s recurring losses, current cash reserve, and stockholders’ deficiency, there can be no assurance that the Company will be able to obtain additional operating capital, which may impact the Company’s ability to continue as a going concern through September 30, 2008. The note payables due in Oct 2007 have been amended to extend the due date to October 2009. The accompanying condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.
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
The Company’s major activities through September 30, 2007 have consisted of seeking additional licensing opportunities for its intellectual properties and joint ventures to market its nutraceutical products and initiating the research necessary to take its drug candidates forward into clinical trials. Currently, the major focus for the Company is to raise the funds necessary to continue the testing of its proprietary Proflavone technology, and obtaining a licensing or collaboration agreement to develop its proprietary water pro-drug of propofol phosphate. Proflavones are proprietary nutraceuticals being developed by the Company for cardiovascular, skeletal and cellular health.

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
(2) Significant Accounting Policies
In preparing our unaudited consolidated financial statements and accounting for the underlying transactions and balances reflected therein, we have applied the significant accounting policies described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. During the nine months ended September 30, 2007, we updated our significant accounting policies as follows:
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
(3) Commitment and Obligations
In June 2007, the Superior Court of California rendered a money judgment against the Company on behalf of one of its vendors for past services provided. As of June 30, 2007, the Company had accrued the judgment amount plus court fees and daily interest of 10% from the date of the settlement. The money judgment was paid in full August 30, 20007.
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
Results of Operations
Three months ended September 30, 2007 and 2006

Licenses and royalty revenue increased $1,000 to $3,000 in the current period, compared to $2,000 for the same period in 2006.

General and administrative expenses decreased $21,000 to $18,000 in the current period, compared to $39,000 for the same period in 2006. First quarter expenses were limited to maintenance of patents, and general office expenses such as accounting fees, utility expenses, telephone expenses, rent and postage.

Net loss decreased $21,000 to $28,000 in the current period compared to $49,000 for the same period during 2006. Basic and diluted loss per share decreased $0.02 to $0.03 in the current period compared to $0.05 for the same period during 2006.

Nine months ended September 30, 2007 and 2006

Licenses and royalty revenue decreased $18,000 to $20,000 for the nine months ended September 30, 2007, compared to $38,000 for the same period during 2006. The decrease in royalty revenue is due to the change in terms within the amended contract that became effective April 1, 2006. Royalty revenue for this period was comprised of our boron compound licensed by the FutureCeuticals Division of Van Drunen Farms.

General and administrative expenses decreased $32,000 to $61,000 in the current period, compared to $93,000 for the same period in 2006. Expenses were limited to maintenance of patents and general office expenses such as accounting fees, utility expenses, telephone expenses, rent and postage.

Net loss decreased $12,000 to $65,000 in the current period compared to $77,000 for the same period during 2006, Basic and diluted loss per share decreased $0.02 to $0.06 in the current period compared to $0.08 for the same period during 2006.

Liquidity and Capital Resources
The Company has financed its operations since inception solely through the sales of debt and equity securities. As of September 30, 2007, the Company had negative working capital of approximately $484,000. Net cash used in operating activities during the nine months ended September 30, 2007 was approximately $2,000, compared to $3,000 net cash provided by operating activities for the same period during 2006.

There can be no assurance that any further revenues will be realized in 2007 or that they will be significant and therefore, without additional financing, the Company may be unable to continue as a going concern. The Company is actively pursuing collaborations with potential partners in both the pharmaceutical and nutraceutical divisions with the objective of raising financing to enable the Company to continue operations. At September 30, 2007, the Company does not have any commitments for additional financing. The Company does not have an existing bank line of credit or other form of revolving or renewable credit facility. There can be no assurance the Company will generate significant revenues during 2007 to continue its operations, or that funds will be available through the public or private markets.

The Company cannot assure that it will be able to continue business through September 30th, 2008 unless additional funds are received.
Item 3. Controls and Procedures
As of September 30, 2007, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and President, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the principal executive officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, required to be included in the Company’s periodic SEC filings. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.
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
            Not applicable

Item 6. Exhibits
          (a) Exhibits
Exhibit 31.1 – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..

Exhibit 32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..
SIGNATURES
         In accordance with Section 13(a) or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2007 VYREX CORPORATION Registrant
By:	/S/G. Dale Garlow/
G. Dale Garlow,
Chief Executive Officer