Form 10KSB
period 2007-12-31
VYREX CORP
filed 2008-03-31
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number: 000-27866

Vyrex Corporation

(Name of small business issuer as specified in its charter)

Delaware	88-0271109
(State or other jurisdiction of corporation or organization)	(IRS Employer Identification No.)

21615 N. 2nd Avenue, Phoenix, Arizona

(Address of principal executive offices)

(623) 780-3321

(Issuer’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, Par Value $.0001
Warrants
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Check if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State issuer’s revenues for its most recent year: $25,500

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock equity, as of June 29, 2007, the last business day of the issuer’s most recently completed second fiscal quarter: $96,315.

As of March 31, 2008, the issuer had 25,882,878 shares of common stock outstanding.

Vyrex Corporation

Annual Report on Form 10-KSB

Year Ended December 31, 2007

PART I

ITEM 1.	BUSINESS

General

Vyrex Corporation (“Vyrex” or the “Company”) was incorporated in Nevada in 1991, and operated as a research and development stage company seeking to discover and develop pharmaceuticals, nutraceuticals and cosmeceuticals for the treatment and prevention of respiratory, cardiovascular and neurodegenerative diseases and conditions associated with aging (the “Biotech Business”). The Biotech Business was unsuccessful and, as a result, the Company ceased material operations relating to that business in October 2005; however, the Company has retained its intellectual property rights and contract rights relating to that business. On October 17, 2005, the Company reincorporated in Delaware.

On February 11, 2008, Vyrex, PowerVerde, Inc. (“PowerVerde”) and Vyrex Acquisition Corporation (“VAC”), a wholly-owned subsidiary of Vyrex, all Delaware corporations, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, on February 12, 2008, VAC merged with and into PowerVerde, with PowerVerde remaining as the surviving corporation and a wholly-owned subsidiary of Vyrex (the “Merger”). As consideration for the Merger, as of the closing of the Merger, each issued and outstanding share of common stock of PowerVerde was converted into the right to receive 1.2053301 shares of the common stock of Vyrex and each share of VAC was converted into one share of PowerVerde common stock. As a result of the Merger, the former shareholders of PowerVerde hold 95% of the common stock of Vyrex. Pursuant to the Merger Agreement, PowerVerde paid $233,000 in accounts payable and other liabilities owed by Vyrex.

Please note that the information provided below relates to the combined company after the Merger. Since our operations after the Merger will consist solely of PowerVerde operations, except where the context otherwise requires, references throughout this Report hereafter to “PowerVerde,” “we,” “us,” “our” and the “Company” will mean or refer to PowerVerde’s business and operations.

The Company is a Delaware corporation formed in March 2007 by its two principal owners and officers, George Konrad and Fred Barker. The Company was formed in order to further develop, commercialize and market a series of unique electric generating power systems designed to produce electrical power with zero emissions based on a patented pressure-driven motor. The design of the motor was conceived by Mr. Barker in January 2001. Mr. Barker previously had a working relationship with Mr. Konrad and enlisted Mr. Konrad and his manufacturing expertise, together with Mr. Barker’s own engineering expertise, to co-develop the motor.

An initial prototype of the motor was created and tested in early 2002, based on which Messrs. Barker and Konrad concluded that the concept would work. A new design was developed in early 2007 which resulted in a motor that produced more torque and horsepower as well as being easier to mass produce. The prototype has been tested extensively, and substantial tooling, engineering and CAM/CNC programming has been completed for the production model motor; however, the final design for the production model has not yet been completed. We expect to complete the final design by the end of the third quarter of 2008, at which time we would be able to begin manufacturing.

Messrs. Barker and Konrad together obtained U.S. Patent No. 6,840,151, which was issued on January 11, 2005. On June 6, 2007, Messrs. Barker and Konrad and the Company’s predecessor PowerVerde, LLC, permanently and exclusively assigned to PowerVerde all rights to the patent and the other intellectual property relating to the PowerVerde systems.

We plan to manufacture and market the PowerVerde power systems to end users in the U.S. market; however, we have not yet hired any employees. An international division is planned to coordinate global OEM licensing partnerships. We have not yet entered into any agreements for distribution or marketing of its products, and there can be no assurance that we will ever do so.

Product Description

The primary PowerVerde motor, with its related Organic Rankine Cycle, produces 10 kW of net power for individual end users and the system can be installed in multiple units for business, schools, hospitals and other users of electrical power. These non-combustion motors are powered by any gas pressure source. With relatively low pressure (100-250psi), they produce substantial torque and horsepower. The PowerVerde system has very few moving parts, which results in a motor of durability and reliability. The system requires:

•	A heat source (solar, waste heat, geothermal) or well-head pressure from methane, CO2 or natural gas wells

•	An Organic Rankine Cycle (ORC) to convert heat into pressure

•	PowerVerde patented engine to convert the pressure into horsepower

•	A generator to convert the horsepower into electricity

We have built and tested the pre-production motor and Organic Rankine Cycle, and we believe that the overall design meets or exceeds performance parameters. We believe that we will soon be able to enhance the system’s power capacity to 20 kW of net power; however, there can be no assurance that we will be successful in this effort.

Government Regulations and Incentives

We believe that the time is right for the PowerVerde system. Regulatory proposals to limit greenhouse gasses are gaining momentum. One such measure would be a carbon tax placed on fuels in proportion to their carbon content. Another would be a tax on oil. Yet another would be a “cap and trade system.” All of these would drive up the price of electricity from fossil fuel sources yet have no impact on carbon-free renewable sources such as those offered by us.

Governments, utilities, businesses, and consumers alike are acutely aware of the negative effects of pollution and use of fossil fuels. Fossil fuel-based emissions contribute to serious health and environmental conditions such as acid rain, particulate pollution, nitrogen deposition, and global climate change. Consequently, government agencies at the federal, state and local levels have implemented and proposed various economic incentives in the form of tax credits, rebates, deductions, accelerated depreciation and other subsidies designed to enhance the use of energy-efficient and clean power sources. We believe that these incentives will have a substantial positive impact on demand for the PowerVerde systems; however, there can be no assurance that, even with these incentives, our systems will be economically competitive or that the incentives will continue to be available.

Competition

We face substantial competition from numerous other companies, most of whom have financial and other resources substantially greater than those of the Company. The Company’s competition is worldwide, ranging from solo inventors and small businesses all the way to major utility companies and multinational corporations, all of whom are attempting to design, develop and market clean and efficient methods for the generation and delivery of electricity. This competition is expected to increase due to pressures arising from the high prices of oil and natural gas and from environmental concerns. These competitors may prove more successful in offering similar products and/or may offer alternative products which prove superior in performance and/or more popular with potential customers than our products. Our ability to commercialize our products and grow and achieve profitability in accordance with our business plan will depend on our ability to satisfy our customers and withstand increasing competition by providing high-quality products at reasonable prices. There can be no assurance that we will be able to achieve or maintain a successful competitive position.

Risk Factors

Investing in our common stock is speculative and involves a high degree of risk. Prospective investors should carefully consider the following risks and uncertainties and all other information contained or referred to in this Report before making an investment decision in us. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. Our business, financial condition or results of operations could be materially and adversely affected by some or all of the matters described below or other currently unknown factors. In that case, the trading price of our common stock could decline, and you could lose all of your investment.

Risks Related to Our Business

We may need to raise substantial additional capital to fund our business.

We will need to raise substantial additional funds. Without such additional funds, we may have to cease operations. We will require substantial additional funding for our contemplated research and development activities, commercialization of our products and ordinary operating expenses. Adequate funds for these purposes may not be available when needed or on terms acceptable to us. Insufficient funds may require us to delay or scale back our activities or to cease operations.

We face substantial competition in our industry, and we may be unable to attract customers and maintain a viable business.

We face substantial competition from numerous other companies, most of whom have financial and other resources substantially greater than ours. Our competition is worldwide, ranging from solo inventors and small businesses all the way to major utility companies and multinational corporations, all of whom are attempting to design, develop and market clean and efficient methods for the generation and delivery of electricity. This competition is expected to increase due to pressures arising from the high prices of oil and natural gas and from environmental concerns. These competitors may prove more successful in offering similar products and/or may offer alternative products which prove superior in performance and/or more popular with potential customers than our products. Our ability to commercialize our products and grow and achieve profitability in accordance with our business plan will depend on our ability to satisfy our customers and withstand increasing competition by providing high-quality products at reasonable prices. There can be no assurance that we will be able to achieve or maintain a successful competitive position.

Our success is dependent on the services of our key management and personnel.

Our success will depend in large part upon the skill and efforts of our founders and executive officers, George Konrad and Fred Barker, and other key personnel who may be hired. Loss of any such personnel, whether due to resignation, death, and disability or otherwise, could have a material adverse effect on you. In addition, Messrs. Konrad and Barker do not intend to work for PoweVerde on a full-time basis, as they have substantial other business activities. They intend to dedicate the time they deem appropriate to meet PowerVerde’s needs; however, there can be no assurance that they will be willing or able to dedicate such time and attention as would maximize PowerVerde’s chances for success.

We have a limited operating history.

We have only a limited operating history. We have yet to generate any revenues, and the commercial value of our products is uncertain. There can be no assurance that we will ever be profitable. Further, we are subject to all the risks inherent in a new business including, but not limited to: intense competition; lack of sufficient capital; loss of protection of proprietary technology and trade secrets; difficulties in commercializing its products, managing growth and hiring and retaining key employees; adverse changes in costs and general business and economic conditions; and the need to achieve product acceptance, to enter and develop new markets and to develop and maintain successful relationships with customers, third party suppliers and contractors.

We may have difficulty in protecting our intellectual property and may incur substantial costs to defend ourselves in patent infringement litigation.

We rely primarily on a combination of trade secrets, patents, copyright and trademark laws, and confidentiality procedures to protect our proprietary technology, which is our principal asset.

Our ability to compete effectively will depend to a large extent on our success in protecting our proprietary technology, both in the United States and abroad. There can be no assurance that (i) any patent that we apply for will be issued, (ii) any patents issued, including our existing U.S. Patent No. 6,840,151 B1, on which our current products are based, will not be challenged, invalidated, or circumvented, (iii) that we will have the financial resources to enforce our patents or (iv) the patent rights granted will provide any competitive advantage. We could incur substantial costs in defending any patent infringement suits or in asserting our patent rights, including those granted by third parties, and we might not be able to afford such expenditures.

We have limited protection over our trade secrets and know-how.

Although we have entered into confidentiality and invention agreements with our key personnel, there can be no assurance that these agreements will be honored or that we will be able to protect our rights to our non-patented trade secrets and know-how effectively. There can be no assurance that competitors will not independently develop substantially equivalent or superior proprietary information and techniques or otherwise gain access to our trade secrets and know-how.

We may be unable to obtain required licenses from third-parties for product development.

We may be required to obtain licenses to patents or other proprietary rights from third parties. If we do not obtain required licenses, we could encounter delays in product development or find that the development, manufacture or sale of products requiring these licenses could be foreclosed.

The reduction or elimination of contemplated government incentives may force our business plan to be changed.

Our business plan relies to a significant extent on the availability of substantial federal, state and local governmental incentives for the purchase of energy-saving, environmentally-friendly products such as our systems. These incentives include, among others, tax deductions, tax credits, rebates and accelerated depreciation. There can be no assurance that some or all of these incentives will not be substantially reduced or eliminated, nor can there be any assurance that any currently proposed incentives will actually take effect.

Lower energy prices may hinder our ability to attract customers and be profitable.

Our products are energy-efficient electric generators which compete primarily with conventional oil and natural gas-generated electricity produced and delivered by conventional utility companies. A significant decrease in the price of oil and/or natural gas could therefore materially adversely affect our competitive position.

We may be unable to purchase materials and parts on commercially reasonable terms from suppliers.

Our success will depend to a large extent on our ability to obtain a reliable supply of materials and parts from our suppliers on commercially reasonable terms. This may not prove possible due to competition, inflation, shortages, international crises, adverse economic and political conditions, business failures of suppliers or other reasons.

Our insurance may not provide adequate coverage.

Although we maintain insurance which we consider prudent, there can be no assurance that such insurance will prove adequate in the event of actual casualty losses or broader calamities such as terrorist attacks, earthquakes, financial crises, economic depressions or other catastrophic events, which are either uninsurable or not economically insurable. Any such losses could have a material adverse effect on the Company.

We may be unable to obtain or maintain insurance for our commercial products.

The design, development and manufacture of our proposed products involve an inherent risk of product liability claims and associated adverse publicity. There can be no assurance we will be able to obtain or maintain insurance for any of our proposed commercial products. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms or at all. We are also exposed to product liability claims in the event the use of our proposed products result in injury.

Risks Related to Our Common Stock; Liquidity Risks

Our stock price may become highly volatile.

The market prices for securities of emerging and development stage companies such as ours have historically been highly volatile. Difficulty in raising capital as well as future announcements concerning us or our competitors, including the results of testing, technological innovations or new commercial products, government regulations, developments concerning proprietary rights, litigation or public concern as to safety of potential products developed by us or others, may have a significant adverse impact on the market price of our stock.

We do not pay dividends on our common stock, and we have no intention to do so in the future.

For the near-term, we intend to retain any remaining future earnings, if any, to finance our operations and do not anticipate paying any cash dividends with respect to our common stock.

There has been minimal trading in our stock for years.

Our common stock is currently quoted on the OTCBB under the symbol “VYXC.” There has been minimal trading of our common stock for several years, and no assurance can be given as to when, if ever, an active trading market will develop or, if developed, that it will be sustained. As a result, investors may be unable to sell their shares of our common stock.

We may issue additional shares of our stock which may dilute the value of our stock.

As a result of the Merger, we have issued to the former PowerVerde shareholders 24,588,734 shares of our common stock. These shares are restricted securities subject to Rule 144. The sale or availability for sale of substantial amounts of common stock in the public market under Rule 144 or otherwise could materially adversely affect the prevailing market prices of our common stock and could impair our ability to raise additional capital through the sale of our equity securities.

We may issue shares of preferred stock that could defer a change of control or dilute the interests of holders of our common stock shareholders.

Our Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock. The Board of Directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms and privileges with respect to any series of preferred stock. The issuance of any series of preferred stock having rights superior to those of the common stock may result in a decrease in the value or market price of the common stock and could further be used by the Board as a device to prevent a change in control favorable to the Company. Holders of preferred stock to be issued in the future may have the right to receive dividends and certain preferences in liquidation and conversion rights. The issuance of such preferred stock could make the possible takeover of the Company or the removal of management of the Company more difficult, and adversely affect the voting and other rights of the holder of the common stock, or depress the market price of the common stock.

Our common stock is covered by SEC “penny stock” rules which may make it more difficult for you to sell or dispose of our common stock.

Since we have net tangible assets of less than $1,000,000, transactions in our securities are subject to Rule 15g-9 under the Exchange Act which imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000 or $300,000 together with their spouses). For transactions covered by this Rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. Consequently, this Rule may affect the ability of broker-dealers to sell our securities, and may affect the ability of shareholders to sell any of our securities in the secondary market.

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

Our charter documents could deter a takeover effort or delay changes in control or management of the Company.

Our Certificate of Incorporation and Bylaws contain provisions that may make it more difficult to acquire control of the Company by means of tender offer, over-the-counter purchases, a proxy fight, or otherwise. The Certificate of Incorporation also includes provisions restricting stockholder voting rights. Our Certificate of Incorporation includes a provision that requires that any action required by the stockholders may not be effected by a written consent, and that special meetings of the stockholders may only be called by the Board of Directors. This provision makes it difficult for stockholders to pass any resolution not supported by the Board of Directors except at a regularly called meeting. Our Certificate of Incorporation provides for a staggered term of the Board of Directors, thus eliminating the ability to elect all of the directors in any one year. This provision may make the implementation of a change in management a process requiring more than one year even if supported by a majority of the stockholders. Our Certificate of Incorporation provides that directors may only be removed for cause and a vote of 70% of the stockholders. Certain provisions of the Certificate of Incorporation may only be amended by a vote of 70% of the stockholders. As a result of the number of shares currently owned by management, this provision may for some time have the effect of indirectly eliminating any possibility stockholders could pass a resolution unless approved by management, in connection with any question submitted or required to be submitted to a vote of the stockholders. Our Certificate of Incorporation also requires that stockholders give advance notice to the Company of any directorship nominations or other business to be brought by the stockholders at any stockholder’s meeting. This provision makes it more difficult for stockholders to nominate candidates for the Board of Directors who are not supported by management. In addition, the Certificate of Incorporation requires advance notice for stockholder proposals to be brought before the annual meeting. The requirements include that the notice must specify certain information regarding the stockholder and the meeting. This provision to implement stockholder proposals makes it more difficult even if a majority of stockholders are in support thereof. Each of these provisions may also have the effect of deterring hostile take-overs or delaying changes in control or management of the Company. In addition, the indemnification provisions of our Bylaws and Certificate of Incorporation may represent a conflict of interest with the stockholders since officers and directors may be indemnified prior to any judicial determinations as to their conduct.

FORWARD-LOOKING STATEMENTS

Prospective investors are cautioned that the statements in this Report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us as of the date of this Report. When used in this Report, the words “plan,” “will,” “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project” and similar expressions, as they relate to PowerVerde, are intended to identify such forward-looking statements. Although PowerVerde believes these statements are reasonable, actual actions, operations and results could differ materially from those indicated by such forward-looking statements as a result of the risk factors included in this Report or other factors. We must caution, however, that this list of factors may not be exhaustive and that these or other factors, many of which are outside of our control, could have a material adverse effect on PowerVerde and our ability to achieve our objectives. All forward-looking statements attributable to PowerVerde or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above.

ITEM 2.	PROPERTY

We do not own any real property. We share use of a full-service machining and manufacturing facility located at 21615 N. 2nd Avenue, Phoenix, Arizona, owned by Arizona Research and Development, Inc. (“ARD”), a company wholly-owned by George Konrad, the Company’s President and largest shareholder (the “ARD Facility”). We pay monthly rent of $.75 per square foot of space that we use and also pay our proportional share of the facility’s utilities. As of March 2008, we are using approximately 700 square feet at a monthly rental of approximately $525. We expect to substantially increase our use of the ARD Facility by the end of 2008, and we believe that the ARD Facility will be adequate to satisfy our needs through that time; however, in the event that we begin material sales, we may need to move to a larger facility.

ITEM 3.	LEGAL PROCEEDINGS

We are not party to any disputes or legal proceedings at the time of this Report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the Over-The-Counter Bulletin Board (“OTCBB”) on October 22, 1998 under the symbol “VYRX”. Prior to that date, the common stock was tracked on the Nasdaq Small Cap Market. The over-the-counter market quotations provided reflect inter-dealer prices, without retail mark-ups, mark-down or commission and may not represent actual transactions. The following table sets forth the range of high and low sales prices on the OTCBB for the periods indicated, as adjusted for a 12-for-100 reverse stock split which accompanied our reincorporation in Delaware in October 2005. Trading of the common stock on the OTCBB through the date of this report has been based on adjusted pre-split shares and actual post-split shares that began on or about June 30, 2006 under the symbol “VYXC”.

Period Beginning	Period Ending	High	Low
January 1, 2006	March 31, 2006	$2.08	$.42
April 1, 2006	June 30, 2006	$1.42	$.67
July 1, 2006	September 30, 2006	$2.75	$.85
October 1, 2006	December 31, 2006	$1.55	$.87
January 1, 2007	March 31, 2007	$1.80	$.55
April 1, 2007	June 30, 2007	$1.10	$.40
July 1, 2007	September 30, 2007	$.51	$.35
October 1, 2007	December 31, 2007	$.37	$.35
January 1, 2008	March 26, 2008	$2.75	$.30

Dividends

We have never declared or paid any cash dividends on our common stock, nor do we intend to declare or pay any cash dividends on our common stock in the foreseeable future. Subject to the limitations described below, the holders of the Company’s common stock are entitled to receive only such dividends (cash or otherwise) as may (or may not) be declared by the Company’s Board of Directors.

Sale of Unregistered Securities

Except for (i) the 24,588,734 shares of common stock issued to former PowerVerde shareholders in connection with the Merger, (ii) 250,000 shares issued on February 11, 2008 to Don Leach in payment of Vyrex’s March 10, 2003, $200,000 promissory note held by him, (iii) 20,000 shares issued on February 11, 2008, to Richard G. McKee, Jr. for consulting services, and (vi) 5,000 shares issued on February 11, 2008, to Mary Jane Dean for financial and administrative services, Vyrex did not sell any securities without registering the securities under the Securities Act during its most recently completed fiscal year, i.e., its fiscal year ended December 31, 2007, or during the previous three fiscal years ended December 31, 2006, December 31, 2005, and December 31, 2004, respectively, or during the period from December 31, 2007, through the filing of this Report. These shares were issued pursuant to an exemption from registration requirements under Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Critical Accounting Policies

The financial statements of Vyrex Corporation are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires our management to make estimates and assumptions about future events that effect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. We believe the following critical accounting policies affect its more significant judgments and estimates used in the preparation of financial statements.

Accounting for Uncertainty in Income Taxes

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2007.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Revenue Recognition

Licensing and royalty revenue from royalty agreements is recognized in accordance with the terms of the specific agreement, which generally includes a quarterly minimum payment by the licensee.

Stock Options and Warrants

Effective January 1, 2006, we adopted the fair value method of accounting for awards of employee stock and options in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure,” and SFAS No. 123R, “Share-Based Payment.” These standards require the cost associated with employee services in exchange for equity instruments based on the grant-date fair value of the award, be recognized over the period during which the employee is required to provide services in exchange for the award. No compensation cost is recognized for awards for which employees do not render the requisite service. Because the Company changed its method of accounting from the intrinsic method as per APB Opinion No. 25, upon adoption, the grant date fair value of employee share options was estimated using the Black-Scholes model. Compensation cost for the unvested portion of equity awards granted prior to January 1, 2006, will be recognized over the remaining vesting periods. See Note 6, Stock Option Plans.

Overview

From January 1991 until October, 2005, the Company devoted substantially all of its efforts and resources to research and development related to its unsuccessful Biotech Business, in particular the study of biological oxidation and antioxidation directed to the development of potential therapeutic products for the treatment of various diseases and conditions. In the most recent years, the Company’s research focused mainly on targeted antioxidant therapeutics and nutraceuticals. The Company is a development stage company, has never generated any substantial revenue from product sales and has relied primarily on equity financing, licensing revenues, and various debt instruments for its working capital. The Company has been unprofitable since its inception.

Following the cessation of material Biotech Business operations in October 2005, the Company turned its primary focus to seeking an appropriate merger partner for its public shell. During 2007, operating expenses for the Company decreased $48,000 as a result of reduced rental expenses, auditing and financial expenses and patent fees. Royalty revenue amounted to $25,000 for 2007 compared to $43,000 in 2006. The reduction in royalty was due to the decrease in sales of the Boron compound licensed by FutureCeuticals, a division of Van Drunen Farms. The net loss was $93,000 in both 2007 and 2006. As of December 31, 2007, the Company’s accumulated deficit was approximately $13,626,000. The Company does not expect to receive any further material revenues from its Biotech Business. The Company is entitled to a minimum royalty of $7,500 per year under its Boron compound sublicense agreement; however, it must pay $7,500 per year to the licensor.

The Company’s business is subject to significant risks, including the risks inherent in our research and development efforts, uncertainties associated with obtaining and enforcing patents and intense competition. See “Risk Factors.”

Results of Operations

Years ended December 31, 2007 and 2006

Since January 2007, the Company’s major activities consisted of seeking a merger partner.

Research and development expenses remained at $7,500 in 2007 and 2006. These expenses were limited to the licensing fee for the Boron compound.

General and administrative expenses decreased $47,000 to $75,000 in 2007 compared to $122,000 in 2006. This decrease was the result of a reduction in expenses for auditing, patent fees and rent. Other expenses were limited to general office expenses such as telephone, utility, and postage.

Net loss was $93,000 in both 2007 and 2006, while basic and diluted loss per share was $(0.09) in both 2007 and 2006.

Liquidity and Capital Resources

The Company has financed its operations since inception through the sale of debt and equity securities. As of December 31, 2007, the Company had a working capital deficit of $497,000 compared to a working capital deficit of $419,000 at December 31, 2006. Pursuant to the February 2008 Merger and related transactions, PowerVerde satisfied $433,000 of the Company’s liabilities ($233,000 in accounts payable owed by Vyrex and $200,000 owed pursuant to a certain promissory note issued by Vyrex).

For the year ended December 31, 2007, the Company provided $17,000 of cash in operating activities, compared to $34,000 used during 2006.

As of the date of this Report, we have enough cash to sustain operations for approximately the next three months.

Consequently, we will need to raise substantial additional capital in order to finance our plan of operations. We intend to seek the necessary funds though private debt and/or equity transactions. There can be no assurance that we will be able to raise the necessary funds. If we do not, we will be forced to cease operations.

Plan of Operation

General

The following plan of operation for our ongoing PowerVerde business provides information which our management believes is relevant to an assessment and understanding of our business, operations and financial condition. This plan of operation contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ substantially from those anticipated in any forward-looking statements included in this discussion as a result of various factors, including those set forth in “Risk Factors” contained elsewhere in this Report.

We plan to mass produce patented renewable power systems using proven techniques established by high technology manufacturing companies such as Boeing. This outsourcing process utilizes other companies to produce many of the necessary parts which save the selling company the cost of buying machinery or establishing a large manufacturing facility with the attendant costs of salaries, benefits and overhead.

We are in a unique position to utilize such a system. One of the principals, George Konrad, owns and operates a manufacturing facility, Arizona Research and Development (“ARD”), which is capable of producing all of the manufactured parts needed for the PowerVerde renewable power systems. We intend to enter into an agreement with ARD to manufacture machined parts for the PowerVerde patented motor as well as assemble the motors and Organic Rankine Cycles, all on fair market terms. ARD will also test and qualify all systems under a rigid quality control program. See “Certain Relationships and Related Transactions.”

ARD has been involved in the development of the PowerVerde systems and is uniquely positioned to continue on to the manufacturing process.

All machining will be done by CNC lathes and machining centers owned by ARD. As production increases it may be necessary for ARD to subcontract certain components or enlarge the present facility.

The design and tooling process of “rapid prototyping” has been employed by PowerVerde and ARD throughout the developmental program using solid modeling CAD, Stereo lithography, Finite Element Analysis, Computerized Fluid Dynamics (CFD), CAM, CNC machining and other techniques developed by the aerospace industry. This process produces products that are ready to go into mass-produced manufacturing immediately upon completion of the testing program.

PowerVerde also intends to contract to local refrigeration specialty companies the job of installing and maintaining the power systems. The companies will be contracted in each area of market penetration.

We have no employees as of the date of this Report; however, we intend to add sales and marketing staff to promote the systems as soon as beta testing is complete, which is expected to occur by the end of the third quarter of 2008. We have not yet entered into any agreements for distribution or marketing of our products, and there can be no assurance that we will ever do so.

We intend to continue with research and development activities in order to further improve and refine our products.

Production

ARD will purchase all materials and components utilized in the PowerVerde renewable electrical generating systems and deliver the finished product to PowerVerde under the terms of the agreement to be entered into between them. ARD has been manufacturing high tech camera booms for many years and has established a working relationship with suppliers of aluminum, steel and all other parts needed for the manufacture of PowerVerde energy systems. ARD will be responsible for maintaining inventory of all parts and materials.

PowerVerde will provide to ARD all manufacturing drawings, specifications, parts lists, material requirements, assembly manuals and quality control requirements relating to the systems to be produced.

Production schedules will be determined by sales and established by PowerVerde.

ITEM 7.	FINANCIAL STATEMENTS

The financial statements of the Company and other information required by this Item are set forth herein in a separate section beginning with the Index to the Financial Statements on page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change in or disagreements with Accountants.

ITEM 8A.	CONTROLS AND PROCEDURES.

Management’s Annual Report on Internal Control Over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of financial statements.

All internal controls over financial reporting, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding of controls. Therefore, even effective internal control over financial reporting can provide only reasonable, and not absolute, assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal controls over financial reporting may vary over time. Because of its inherent limitations, internal controls over financial reporting may also fail to prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation, our management concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

There have been no changes in internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

In connection with the Merger, all of the prior officers and directors of the Company (G. Dale Garlow, Sheldon S. Hendler, M.D., Ph.D., Thomas K. Larson, Jr., and Richard G. McKee, Jr.) resigned and George Konrad, Fred Barker and Richard H. Davis were appointed to the Board. As a result of the foregoing, our Board of Directors now consists of three members.

The names of our current officers and directors, as well as certain information about them are set forth below:

Name	Age	Position(s)
George Konrad	49	President, Treasurer, Director

Fred Barker	72	Vice President, Secretary, Director

Richard H. Davis	47	Director

George Konrad. Mr. Konrad is in charge of our operations. His company, ARD, is involved in various advanced technology projects. ARD is a full-service R & D machine shop with CNC and CAD-CAM capabilities. Mr. Konrad has substantially improved the design of the JimmyJib, a camera boom that is used by cinematographers all over the world. This boom has electronic remote capabilities and is utilized at most movie locations and major sporting events around the world. ARD manufactures all of the major components for the JimmyJib and turns out thousands of parts each month.

Fred Barker. Mr. Barker directs our engineering activities. He is a graduate of the University of Washington, with a degree in mechanical engineering, and has done advanced studies at the University of Puget Sound and the University of Arizona. He was awarded two National Defense Education Act (NDEA) scholarships for science and math and was a

Fulbright Scholar. From 1958 to 1972, Mr. Barker worked as an engineer for The Boeing Company, focusing on the structures, wing groups and instrumentation of the 737, 747, 757 and 767 aircraft. From 1987 to 2002, Mr. Barker owned and operated VertiFan, Inc., which designed and developed vertical take-off and landing aircraft under a U.S. Department of Defense contract. Mr. Barker has been honored for outstanding contributions by the Seattle chapters of the American Societies of Manufacturing Engineers and Automotive Engineers.

Richard H. Davis. Richard Davis received a B.S degree in economics from Florida State University in 1982. He joined First Equity Corporation (“First Equity”) in Miami that same year. First Equity operated as a regional full-service brokerage and investment bank. Mr. Davis’ duties included equity deal structure and brokerage-related activities. After First Equity was acquired in 2001, Mr. Davis joined the corporate finance department of William R. Hough & Company (“Hough”), where he continued structuring equity finance and private acquisitions. Hough was acquired in 2004 by RBC Dain Rauscher (“Dain”), a global investment banking firm. Dain consolidated Hough’s corporate finance activities into its New York offices. Mr. Davis elected to remain in Miami and joined Martinez-Ayme Securities, assuming the newly-created position of managing director of corporate finance.

Election of Directors

Holders of our common stock are entitled to one vote for each share held on all matters submitted to a vote of the stockholders, including the election of directors. Cumulative voting with respect to the election of directors is not permitted by our Certificate of Incorporation.

Our Board of Directors shall be elected at the annual meeting of the shareholders or at a special meeting called for that purpose. Each director shall hold office until the next annual meeting of shareholders and until the director’s successor is elected and qualified.

Committees

Our Board does not yet have any committees; however, we intend to establish an audit committee and a compensation/stock option committee in the near future.

Compliance with Section 16(a) of the Securities and Exchange Act of 1934

Under the securities laws of the United States, our directors, executive officers and any persons holding more than 10% of the Company’s common stock are required to report their initial ownership of the Company’s common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to identify in this Report those persons who failed to timely file these reports. Our review has revealed the following:

•	Richard G. McKee, Jr, a director of the Company from January 2000 until his February 2008 resignation, filed in March 2008 the following late reports:

(i)	a Form 3 report due in January 2000 with respect to his ownership of common stock as of the date he became a director; and

(ii)	a Form 4 report reflecting a November 2001 private purchase of 18,101 shares of common stock and issuance to him of 20,000 shares of common stock in February 2008 in consideration of his consulting services relating to the Merger.

•

No Form 3 or Form 4 reports were filed by the Company’s officers and directors who resigned or whose service was otherwise terminated in connection with or prior to the Merger, except for Mr. McKee’s reports described above.

In making this disclosure, we have relied solely on written representations of our directors and executive officers and copies of the reports that have been filed with the Commission.

Code of Ethics

We have not adopted a code of ethics for our management because of the costs involved and our lack of resources and limited operations.

ITEM 10.	EXECUTIVE COMPENSATION.

We have not paid any compensation to officers or directors in such capacity; however, we periodically engage the services of Messrs. Konrad and Barker to perform certain services at a rate of $60 per hour. We believe that the compensation to Mr. Barker does not exceed the compensation that would be charged by an unaffiliated third-party rendering comparable services. See “Certain Relationships and Related Transactions.”

Employment Agreements

We have not entered into employment agreements with our executive officers as of the date of this Report. We may in the future enter into employment agreements with Messrs. Konrad and Barker. No assurance can be given as to when, if ever, such agreements will be entered into or the terms thereof; however, we intend to use fair market terms in any such agreement. We expect that such agreements could include bonuses, severance payments, non-competition provisions and other material items.

We may also issue to our officers and directors stock options on terms and conditions to be determined by our Board of Directors or designated committee.

Compensation of Directors

We have not yet determined a compensation plan for our directors. We intend to provide our directors with reasonable compensation for their services in cash, stock and/or options.

Indemnification of Directors and Officers

Our Certificate of Incorporation allows us to indemnify our present and former officers and directors and other personnel against liabilities and expenses arising from their service to the full extent permitted by Delaware law. The persons indemnified include our (i) present or former directors or officers, (ii) any person who while serving in any of the capacities referred to in clause (i) who served at our request as a director, officer, partner, proprietor, trustee, employee, agent or similar functionary of another foreign or domestic corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, and (iii) any person nominated or designated by (or pursuant to authority granted by) our board of directors or any committee thereof to serve in any of the capacities referred to in clauses (i) or (ii).

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of February 12, 2008, following the closing of the Merger regarding the beneficial ownership of our common stock by (i) each of our directors and “named executive officers”; and (ii) all of our executive officers and directors as a group. To our knowledge, no other person beneficially owns more than 5% of our common stock.

Name and Address of Beneficial Owner	Shares Owned	Percent of Class
George Konrad 21615 N Second Avenue Phoenix, AZ 85027	12,077,407	46.7

Fred Barker 21615 N Second Avenue Phoenix, AZ 85027	3,615,990	14.0

Richard H. Davis[1] 8365 SW 168 Terrace	474,900	1.8
Palmetto Bay, FL l33157

All Directors and Executive Officers as a group (3 persons)	16,168,297	62.5

[1]	Mr. Davis’ shares include 120,533 shares owned by Mr. Davis’ wife, as to which he disclaims beneficial ownership.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Pursuant to its agreement with ARD, the Company uses the ARD Facility and pays ARD (i) monthly rent of $.75 per square foot plus a proportionate share of utilities, (ii) $60 per hour for engineering, development and machining services by Mr. Konrad, and (iii) rates ranging from $60-$75 per hour for machine shop services and manufacturing services. Pursuant to its agreement with Mr. Barker, the Company pays him $60 per hour for his engineering and development services. See “Property.”

Since inception in March 2007, we have paid from approximately $3,000 to $8,000 per month, for a total of approximately $48,000, under our agreement with ARD, and from approximately $7,000 to $8,000, for a total of approximately $55,000, under our agreement with Mr. Barker.

We do not have any independent directors, as Messrs. Konrad and Barker are officers and principal shareholders, and Mr. Davis works for our investment banking firm. We intend to seek qualified independent directors to serve on our Board of Directors.

ITEM 13.	EXHIBITS

See Exhibit Index, below.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Berenfeld Spritzer Shechter & Sheer, Certified Public Accountants and Advisors LLP (“Berenfeld”) was designated by our Board of Directors to audit the financial statements of our company for the fiscal year ended December 31, 2007 and 2006.

Our Audit Committee, comprised of directors who resigned in connection with the Merger, pre-approved the engagement of Berenfeld for all professional services. The pre-approval process generally involved the full Audit Committee evaluating and approving the particular engagement prior to the commencement of services. We intend to reconstitute the Audit Committee shortly and follow the same approval procedures for future audits.

The following table summarizes the aggregate fees billed and expected to be billed to us by Berenfeld for fiscal years ended December 31, 2007 and 2006:

Principal Accountant Fees and Service	2007	2006
Audit Fees	$24,000	$26,000
Tax Fees	750	750

Total	$24,750	$26,750

Audit Fees

The aggregate fees billed by Berenfeld for professional services rendered for the fiscal year ended 2007 and 2006, including fees associated with the annual audit, the reviews of the consolidated financial statements included in our Forms 10-KSB, the reviews of the quarterly reports on Form 10-QSB, fees related to filing with the Securities and Exchange Commission and consultations on accounting issues and the application on new accounting pronouncements were approximately $24,000 and $26,000, respectively.

Tax Fees

The aggregate fees billed by Brahna Deer for tax compliance, tax advice and tax planning rendered to the Company for the fiscal years ended December 31, 2007 and 2006 were approximately $750 and $750, respectively.

Vyrex Corporation

Annual Report on Form 10-KSB

Year Ended December 31, 2007

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Vyrex (Delaware) Corporation as filed with the Delaware Secretary of State on September 8, 2005.[1]

3.2	Bylaws of Vyrex (Delaware) Corporation, dated as of September 9, 2005.[1]

10.1	Agreement and Plan of Merger, dated as of February 11, 2008 by and among Vyrex Corporation, Vyrex Acquisition Corporation and PowerVerde, Inc.[1,2]

10.2	Services Agreement dated as of February 11, 2008, between PowerVerde, Inc., and Fred Barker d/b/a Barker Engineering.[1]

10.3	Services Agreement dated as of February 11, 2008, between PowerVerde, Inc., and Arizona Research and Development, Inc.[1]

21.1	Subsidiaries of the Company.[1]

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Previously filed on Form 8-K filed with the SEC on February 11, 2008.
[2]

Nonmaterial schedules and exhibits identified in the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-B. The Company agrees to furnish supplementally to the SEC upon request by the SEC of a copy of any omitted schedule(s) or exhibit(s).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYREX INCORPORATED

Dated: March 31, 2008	By:	/s/ George Konrad
George Konrad
President and Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/George Konrad	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director (principal executive, financial and accounting officer)	March 31, 2008

/S/Fred Barker	Vice President, Secretary and Director	March 31, 2008

/S/Richard H. Davis.	Director	March 31, 2008

Vyrex Corporation

Annual Report on Form 10-KSB

Year Ended December 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, Board of Directors and Stockholders of Vyrex Corporation

We have audited the accompanying balance sheets of Vyrex Corporation (a development stage enterprise) as of December 31, 2007 and 2006 and the related statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years then ended, and for the period from January 1, 2005 through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vyrex Corporation (a development stage enterprise) as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and for the period from January 1, 2005 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Berenfeld Spritzer Shechter & Sheer, LLP Certified Public Accountants and Advisors
Coral Gables, Florida
March 28, 2008

Vyrex Corporation

(a development stage enterprise)

Balance Sheet

	December 31
	2007	2006
Assets
Current assets:
Cash	$4,125	$3,721
Accounts receivable	5,736	5,265

Total assets	$9,861	$8,986

Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable	$200,609	$126,158
Accrued liabilities and accrued vacation	85,372	63,995
Accrued payroll	20,637	20,637
Notes payable	200,000	217,000

Total liabilities	506,618	427,790

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.0001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 1,019,144 issued and outstanding	102	102
Additional paid-in capital	13,129,473	13,114,487
Deficit accumulated during the development stage	(13,626,332)	(13,533,393)

Total stockholders’ deficiency	(496,757)	(418,804)

Total liabilities and stockholders’ deficiency	$9,861	$8,986

The accompanying notes are an integral part of these financial statements.

Vyrex Corporation

(a development stage enterprise)

Statement of Operations

	Years ended December 31,		Cumulative
	2007	2006	from Inception
Licensing and royalty revenue	$25,465	$43,465	$922,129

Operating expenses:
Research and development	7,500	7,525	6,493,778
Marketing and selling			438,664
General and administrative	74,497	121,995	6,525,162
Loss on disposal of fixed assets			13,664

Total operating expenses	81,997	129,520	13,471,268

Loss from operations	(56,532)	(86,055)	(12,549,139)

Other income (expense):
Interest income		332	476,376
Other income			4,434
Gain on sale of investment in available-for-sale securities		13,878	13,878
Interest expense	(36,407)	(21,040)	(221,981)
Charge from issuance of stock options for bridge financing			(1,349,900)

Total other expense	(36,407)	(6,830)	(1,077,193)

Net loss	$(92,939)	$(92,885)	$(13,626,332)

Net loss per share – basic and diluted	$(0.09)	$(0.09)

Weighted-average common shares outstanding – basic and diluted	1,019,144	1,019,144

The accompanying notes are an integral part of these financial statements.

Vyrex Corporation

(a development stage enterprise)

Statement of Stockholders’ Equity (Deficiency)

For the Period from January 2, 1991 (Inception)

through December 31, 2007

	Common Stock		Additional	Deficit accumulated during the development	Total stockholders’ equity
	Shares	Amount	paid-in capital	stage	(deficiency)
Issuance (at $.02 per share) for acquisition of technology retroactively reduced for 18,000 shares returned and retired on October 1, 1995	402,000	$40	$6,660	$—	$6,700
Issuance (at $.02 per share) for cash	60,000	6	994		1,000
Issuance (at $8.33 per share) for cash	96,000	10	799,990	—	800,000
Issuance as compensation (at $8.33 per share)	3,900	—	32,500	—	32,500
Issuance (at $16.67 per share) upon conversion of note payable	12,000	2	199,998	—	200,000
Issuance (at $25.00 per share) for cash, net of issuance costs of $4,086	3,960	—	94,914	—	94,914
Net loss	—	—	—	(1,085,932)	(1,085,932)

Balance at December 31, 1993	577,860	58	1,135,056	(1,085,932)	49,182
Issuance (at $25.00 per share) for cash, net of issuance costs of $21,000	11,880	1	275,999	—	276,000
Issuance (at $25.00 per share) in lieu of finder’s fee	840	—	21,000	—	21,000
Issuance (at $25.00 per share) in lieu of finder’s fee	600	—	15,000	—	15,000
Issuance (at $25.00 per share) for cash, net of issuance costs of $41,844	2998	—	33,126	—	33,126
Net loss	—	—	—	(467,683)	(467,683)

Balance at December 31, 1994	594,178	59	1,480,181	(1,553,615)	(73,375)
Issuance (at $25.00 per share) for cash, net of issuance costs of $46,976	17,993	2	402,842	—	402,844
Issuance (at $25.00 per share) in settlement of account payable	725	—	18,123	—	18,123
Issuance (at par value) as compensation for services related to prior issuances of common stock	9,960	1	(1)	—	—
Issuance (at $25.00 per share) as compensation for services related to offering	1,600	—	40,002	—	40,002
Issuance (at $25.00 per share) of options for 54,000 shares as compensation for arranging bridge financing	—	—	1,349,900	—	1,349,900
Net loss	—	—	—	(1,854,584)	(1,854,584)

Balance at December 31, 1995	624,456	62	3,291,047	(3,408,199)	(117,090)
Proceeds from initial public offering (at $54.17 per unit), net of issuance costs of $1,135,453	126,852	13	5,735,664	—	5,735,677
Sale of option to purchase 36,000 shares (at $25.00 per share)	—	—	50,000	—	50,000
Exercise of stock options (at $25.00 per share) for cash	36,000	4	899,996	—	900,000
Conversion of notes payable and related accrued interest (at $25.00 per share)	10,322	1	258,044	—	258,045
Exercise of stock options (at $.0019 per share) for cash	54,000	5	95	—	100
Issuance of units as compensation for legal services (at $37.92 per share)	2,915	—	110,529	—	110,529
Net loss	—	—	—	(1,820,614)	(1,820,614)

Balance at December 31, 1996	854,545	85	10,345,375	(5,228,813)	5,116,647
Balance at December 31, 1996	854,545	$85	$10,345,375	$(5,228,813)	$5,116,647
Exercise of warrants, 24 shares at $66.67 per share	24	—	1,600	—	1,600
Warrants issued in conjunction with debenture offering	—	—	62,220	—	62,220

Vyrex Corporation

(a development stage enterprise)

Statement of Stockholders’ Equity (Deficiency)

For the Period from January 2, 1991 (Inception)

through December 31, 2007

	Common Stock		Additional	Deficit accumulated during the development	Total stockholders’ equity
	Shares	Amount	paid-in capital	stage	(deficiency)
Net loss	—	—	—	(3,295,840)	(3,295,840)

Balance at December 31, 1997	854,569	85	10,409,195	(8,524,653)	1,884,627
Issuance of stock as partial consideration for placement of debentures	960	—	50,000	—	50,000
Issuance of stock on conversion of debentures	27,267	3	807,638	—	807,641
Issuance of shares upon cashless exercise of stock options	8,019	1	396,579	—	396,580
Issuance of 45,000 stock options for services	—	—	87,000	—	87,000
Net loss	—	—	—	(3,388,412)	(3,388,412)

Balance at December 31, 1998	890,815	89	11,750,412	(11,913,065)	(162,564)
Issuance (at $2.83 per share) for cash	14,329	1	40,599	—	40,600
Issuance of 5,640 stock options for services	—	—	6,580	—	6,580
Issuance of 30,000 warrants for services	—	—	30,500	—	30,500
Net loss	—	—		(788,548)	(788,548)

Balance at December 31, 1999	905,144	90	11,828,091	(12,701,613)	(873,432)
Forgiveness of accrued compensation	—	—	422,559	—	422,559
Issuance (at $7.50 per share) for cash	36,000	4	269,996	—	270,000
Exercise of stock options (at $.83 per share) for cash	30,000	3	24,997	—	25,000
Exercise of warrants (at $.83 per share) for cash	12,000	1	9,999	—	10,000
Issuance (at $8.33 per share) for cash	18,000	2	149,998	—	150,000
Reduction of exercise price for options and warrants			148,000	—	148,000
Net loss				(335,487)	(335,487)

Balance at December 31, 2000	1,001,144	100	12,853,640	(13,037,100)	(183,360)
Issuance of 6,000 stock options for services	—	—	18,500	—	18,500
Issuance of 24,000 warrants for services	—	—	50,000	—	50,000
Net loss	—	—	—	(202,185)	(202,185)

Balance at December 31, 2001	1,001,144	100	12,922,140	(13,239,285)	(317,045)

(Continued)

Vyrex Corporation

(a development stage enterprise)

Statement of Stockholders’ Equity (Deficiency)

For the Period from January 2, 1991 (Inception)

through December 31, 2007

	Common Stock		Additional	Accumulated other comprehensive	Deficit accumulated during the development	Total stockholders’ equity
	Shares	Amount	paid-in capital	income	stage	(deficiency)
Balance at December 31, 2001	1,001,144	$100	$12,922,140		$(13,239,285)	$(317,045)
Modification of stock options			2,000			2,000
Issuance of stock upon exercise of warrants at $.83 per share	18,000	2	14,998			15,000
Forgiveness of accrued compensation			140,978			140,978
Issuance of 2,400 warrants for services			2,000			2,000
Issuance of 600 warrants for services			300			300
Net loss					(3,763)	(3,763)

Balance at December 31, 2002	1,019,144	102	13,082,416		(13,243,048)	(160,530)
Issuance of 12,000 warrants in connection with debt issuance			6,000			6,000
Net loss					(90,540)	(90,540)

Balance at December 31, 2003	1,019,144	102	13,088,416		(13,333,588)	(245,070)
Forgiveness of accrued compensation			26,071			26,071
Net loss					(37,800)	(37,800)
Effect of change in fair value of available-for-sale securities				$12,231		12,231

Comprehensive loss						(25,569)

Balance at December 31, 2004	1,019,144	102	13,114,487	12,231	(13,371,388)	(244,568)
Net loss					(69,120)	(69,120)
Effect of change in fair value of available-for-sale securities				3,515		3,515

Comprehensive loss						(65,605)

Balance at December 31, 2005	1,019,144	$102	$13,114,487	$15,746	$(13,440,508)	$(310,173)
Net loss					(92,885)	(92,885)
Effect of securities sold Dec 2006				(15,746)		(15,746)

Comprehensive loss						(108,631)

Balance at December 31, 2006	1,019,144	$102	$13,114,487	$—	$(13,533,393)	$(418,804)

Net loss					(92,939)	(92,939)
Issuance of 25,000 warrants in connection with debt issuance			14,986			$14,986

Balance at December 31, 2007	1,019,144	$102	$13,129,473	$—	$(13,626,332)	$(496,757)

The accompanying notes are an integral part of these financial statements.

Vyrex Corporation

(a development stage enterprise)

Statements of Cash Flows

	Years ended December 31,		Cumulative
	2007	2006	From Inception
Operating activities
Net loss	$(92,939)	$(92,885)	$(13,626,332)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and impairment charges			336,329
Accretion of debt discount	14,986		20,986
Interest receivable			3,506
Loss on disposal of fixed assets			13,664
Issuance of compensatory notes, stock, stock options and warrants			2,302,512
Gain on sale of available-for-sale securities		(13,878)	(13,878)
Other income			(4,434)
Changes in operating assets and liabilities:
Accounts receivable and other assets	(471)	17,235	94,264
Accounts payable and accrued liabilities	95,828	55,688	805,272

Net cash provided by (used in) operating activities	17,404	(33,840)	(10,068,111)

Investing activities
Sale of available-for-sale securities		18,311	18,311
Purchase of short-term investments			(8,440,442)
Sale of short-term investments			8,467,931
Purchases of fixed assets			(209,595)
Proceeds on sale of fixed assets			10,000
Patent, trademark and copyright costs			(133,519)
Other assets, including notes receivable from related parties			(4,202)

Net cash provided by (used in) investing activities		18,311	(291,516)

Financing activities
Net proceeds from issuance of common stock			7,889,808
Exercise of stock options and sale of options			975,100
Exercise of warrants			25,000
Proceeds from short-term loan			875,230
Proceeds from notes payable		17,000	808,114
Repayment of notes payable	(17,000)		(209,500)
Advances from potential investors			100,000
Repayment of advances			(100,000)

Net cash provided by (used in) financing activities	(17,000)	17,000	10,363,752

Net increase in cash and cash equivalents	404	1,471	4,125

Cash and cash equivalents, beginning of period	3,721	2,250	—

Cash and cash equivalents, end of period	$4,125	$3,721	$4,125

Supplemental cash flow information
Forgiveness of debt			$589,608
Conversion of notes payable and related accrued interest			$258,045
Issuance of stock as consideration for conversion of debentures			$857,641
Issuance of stock upon cashless exercise of stock options			$396,580
Warrants issued in connection with convertible debentures and notes payable			$68,220

The accompanying notes are an integral part of these financial statements.

Vyrex Corporation

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

Note 1 - BASIS OF PRESENTATION AND THE COMPANY

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of Vyrex Corporation (the “Company”) as a going concern and the realization of the Company’s assets and the satisfaction of its liabilities in the normal course of business. As of December 31, 2007, the Company has an accumulated deficit of $13,626,332 and stockholders’ deficiency of $496,757. Due to the Company’s recurring losses and stockholders’ deficiency, there can be no assurance that the Company will be able to obtain additional operating capital, which may impact the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the potential inability of the Company to continue as a going concern.

The Company’s principal activities during 2007 involved seeking a merger partner for its public shell. The sought-after Merger occurred in February 2008. See Note 8 – “Subsequent Event.” The Company’s activities, both during its biotech phase and since the Merger, have not generated any significant revenues; accordingly, the Company has been in the development stage since its inception. Successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenue adequate to support the Company’s cost structure. There can be no assurance that the Company will be successful in these areas. To supplement its existing resources, the Company will require additional capital through the sale of debt or equity. There can be no assurance that such capital will be available on favorable terms, or at all, and if additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.

The Company

The Company was incorporated in Nevada on January 2, 1991. Its initial biotech operations ceased in all material respects in October 2005. Since the February 2008 Merger, the Company’s primary focus has been to develop, commercialize and market the proprietary PowerVerde renewable energy power systems.

In October 2005, the Company reincorporated its domicile from Nevada to Delaware. The new Delaware Company had an authorized capitalization of 250,000,000 shares of capital stock, consisting of 200,000,000 shares of common stock, $0.0001 par value per share, and 50,000,000 shares of preferred stock, $0.0001 par value per share. Pursuant to the reincorporation merger agreement, the Delaware Company issued 12/100th of a share of common stock of the Delaware Company for each share of common stock of the Company outstanding as of the date of the merger, and the Delaware Company was the surviving corporation of the merger with the same board members as the Company.

As a result of the reincorporation transaction, the Company increased its authorized capital stock from 60,000,000 (50,000,000 of common stock and 10,000,000 of preferred stock) to 250,000,000 (200,000,000 of common stock and 50,000,000 of preferred stock), and the par value of the Company’s capital stock changed from $0.001 per share to $0.0001 per share.

The Company cannot assure that its current cash reserves and other resources will fund the business through at least December 31, 2008. The Company cannot assure that it will be able to continue the business through December 31, 2008 unless additional funds are received.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Options and Warrants

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards 123 (revised 2004), ‘Share-Based Payments: (SFAS 123(R)’). The Company adopted SFAS 123(R) using the modified prospective basis. Under this method, compensation costs recognized beginning January 1, 2006 included in costs related to 1) all share-based payments granted prior to but not yet vested as of January 1, 2006, based on previously estimated grant-date fair values, and 2) all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R). The Company has used the Black-Scholes option pricing model to estimate the fair value of stock options granted subsequent to the date of adoption of SFAS 123(R).Options and warrants granted to consultants and other non-employees are valued based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable, and expensed over the term of the consulting or other agreements.

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

Accounting for Uncertainty in Income Taxes

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2007.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the periods presented. Diluted earnings per share have not been presented because the assumed conversion of convertible notes payable and the exercise of the Company’s outstanding options and warrants would have been antidilutive. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. The number of shares potentially issuable at December 31, 2007 and 2006 upon the conversion or exercise that were not included in the computation of net loss per share totaled 264,275 and 276,875, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Recent Accounting Developments

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures its financial statements in the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact the adoption of SFAS 141R will have on our financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact the adoption of SFAS 160 will have on our financial position and results of operations.

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

Note 3 - WARRANTS

Activity with respect to warrants for the purchase of the Company’s common stock is summarized as follows:

	Warrants Outstanding	Exercise Price	Weighted Average Exercise Price
Balance at January 1,2006	12,000	$0.92	$0.92
Issued in 2006	25,000	$0.87	$0.87
Balance at December 31, 2006	37,000	$0.87 - $0.92	$0.89
Balance at December 31, 2007	25,000	$0.87	$0.87

The 12,000 warrants issued prior to January 1, 2006 expired in 2007. The 25,000 warrants outstanding at December 31, 2007 will expire in October 2009.

Note 4 - CONCENTRATION OF CREDIT RISK

Concentrations of credit risk with respect to accounts receivable are significant due to the Company only having one customer, although the payment terms are generally short. No write-offs have been initiated during the course of the contract.

Note 5 - INCOME TAXES

At December 31, 2007, the Company had net operating loss carryforwards available to reduce future taxable income, if any, of approximately $16,285,911 and $3,969,755 for Federal and California income tax purposes, respectively; however, $3,313,914 of the net operating loss carryforwards for California expired in 2007. The Federal net operating loss begins to expire in 2011. The difference between the Federal and California tax loss carryforwards is primarily related to the expiration of California loss carryforwards. At December 31, 2007, the Company also had research and development credit carryforwards of approximately $486,000 and $250,000 for Federal and state income tax reporting purposes, respectively. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three year period.

Temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes (the loss and tax credit carryforwards described above) give rise to the Company’s deferred income taxes. The components of the Company’s deferred tax assets as of December 31, 2007 and 2006 are as follows:

	2007	2006
Net operating loss carryforwards	$5,888,000	$6,134,000
Research and development credit carryforwards	736,000	736,000
Other	27,000	30,000

	6,651,000	6,900,000
Valuation allowance	(6,651,000)	(6,900,000)

	$—	$—

As the ultimate realization of the potential benefits of the Company’s net operating loss carryforwards is considered unlikely by management, the Company has offset the deferred tax assets attributable to those potential benefits through valuation allowances in 2007 and 2006 and, accordingly, the Company did not recognize any benefit from income taxes in the accompanying statements of operations to offset its pre-tax losses. The valuation allowance decreased by $249,000 as a result of the expiration of a portion of the net operating loss carryforwards.

Note 6 - STOCK OPTION PLAN

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

The maximum term of stock options granted under the Plan is ten years, but if the optionee at the time of the grant has voting power over more than 10% of the Company’s outstanding capital stock, the maximum term is five years. The exercise price of incentive stock options granted under the Plan must be at least equal to the fair market value of such shares on the date of grant. The exercise price of nonqualified stock options granted under the Plan must be at least 85%, or 110% with respect to holders of 10% of the voting power of the Company’s outstanding capital stock, of the fair market value of the stock subject to the option on the date of the grant. At December 31, 2007, a total of 264,275 stock options are exercisable.

Activity with respect to the stock option plan is summarized as follows:

	Stock Options Outstanding	Option Exercise Price	Weighted- Average Exercise Price
Balance at January 1, 2006	311,471		$11.04
Expired	(34,596)	$3.39 - $62.50	$3.39 - $62.50
Balance at December 31, 2006	276,875		$10.73
Expired	(12,600)	$2.85 - $49.38	$3.39 - $62.50

Balance at December 31, 2007	264,275		$9.40

Shares available for grant at December 31, 2007	200,725

The following is a further breakdown of the options outstanding as of December 31, 2007:

Range of Exercise Prices	Outstanding Options	Weighted- Average Remaining Life in Years	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price of Options Exercisable
$ 0.83 - $4.67	216,000	3.83	$2.86	216,000	$2.86
$ 25.00	21,000	2.32	25.00	21,000	25.00
$ 47.92 - $50.00	27,275	1.17	49.16	27,275	49.16

	264,275	3.44	9.40	264,275	9.40

Note 7 - NOTES PAYABLE AND RELATED CONVERSION AND STOCK OPTIONS

At December 31, 2007, the Company had an outstanding note payable with a principal balance of $200,000 which bore interest at an annual rate of 10%. The note was collateralized by substantially all of the assets of the Company and was due on March 10, 2006. The investor had the option to convert the principal amount into Vyrex common shares at a price of $2.08 during the first year, $4.17 the second year and $6.25 the third year. Further in connection with the Promissory Note, the investor was issued warrants, exercisable within three years from the date of issuance, entitling the investor to purchase 12,000 Vyrex common shares at an exercise price of $0.917 per share. The Company determined the fair market value of these warrants were $0.50 per warrant utilizing the Black-Scholes option pricing model. The $6,000 was treated as a discount to the note and was accreted over the term of the loan. As further consideration for the loan, the Company agreed to amend the strike price terms of the right to convert the principal amount of the Promissory Note into Vyrex common shares from $4.17 to $2.08 the second year and from $6.25 to $4.17 the third year. In March of 2006 the private investor agreed to extend the note an additional six months to September 2006. The right to convert the principal amount into Vyrex Common Shares at a strike price of $4.17 in the third year was extended to September of 2006. In September of 2006, the private investor agreed to extend the note to March 2007. The right to convert the principal amount into Vyrex Corporation common shares at a strike price of $2.917 per share in the third year was extended to March 2007. The private investor was issued a warrant exercisable within three (3) years from the date of issuance entitling the Lender to purchase Vyrex Corporation common shares in the amount of twelve thousand (12,000) shares at an exercise price of $0.92 per share. Interest on the unpaid balance continued to accrue at the rate of 10% per year. In March of 2007, the private investor agreed to extend the maturity date of the note until June of 2007. The right to convert the principal amount into Vyrex Corporation common shares at a strike price of $2.917 per share in the third year was extended to June 2007. In July 2007 the private investor agreed to extend the maturity date of the principal sum of $200,000 to September 2007. The private investor had again agreed to extend the maturity date of the note together with all accrued interest from September 30, 2007 to March 31, 2008. The $200,000 note was paid in full pursuant to the issuance of 250,000 shares of the Company’s common stock immediately prior to the Merger.

During October 2006, the Company obtained a note from a private investor group to loan the Company $17,000. The note along with the accrued interest was due and payable at the time of Vyrex Corporation receipt of funds from a merger or acquisition or no later than one year from the date of the note. The note bears a rate of 10% interest per year. Further in connection with the Promissory Note warrants were issued in the total amount of 25,000, split equally between the partners, exercisable within three years from the date of issuance at an exercise price per share of $0.87. The Company determined the fair value of these warrants to be $14,986 ($0.60 per warrant) utilizing the Black-Scholes option pricing model. The warrants were recorded as an increase to additional paid-in-capital with a corresponding discount to the note payable to be accreted over the term of the loan. The note was paid in full during the fourth quarter 2007.

Note 8 - SUBSEQUENT EVENT

On February 11, 2008, Vyrex Corporation (“Vyrex” or the “Company”), PowerVerde, Inc. (“PowerVerde”) and Vyrex Acquisition Corporation (“VAC”), a wholly-owned subsidiary of Vyrex, all Delaware corporations, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, on February 12, 2008, VAC merged with and into PowerVerde, with PowerVerde remaining as the surviving corporation and a wholly-owned subsidiary of Vyrex (the “Merger”). As consideration for the Merger, as of the closing of the Merger, each issued and outstanding share of common stock of PowerVerde was converted into the right to receive 1.2053301 shares of the common stock of Vyrex and each share of VAC was converted into one share of PowerVerde common stock. As a result of the Merger, the former shareholders of PowerVerde hold 95% of the common stock of Vyrex. Pursuant to the Merger Agreement, PowerVerde paid $233,000 in accounts payable and other liabilities owed by Vyrex.

In addition, immediately prior to execution of the Merger Agreement, Vyrex paid a $200,000 promissory note through issuance of 250,000 shares of common stock and issued an additional 25,000 shares of common stock as payment for certain consulting and administrative services.

In connection with the Merger, all of the Company’s officers and directors resigned, and the following individuals were appointed to their respective positions set forth beside their names below:

Name	Title
George Konrad	President, Treasurer and Director
Fred Barker	Vice President, Secretary and Director
Richard H. Davis	Director

The merger transaction will be accounted for as a recapitalization of Vyrex and the financial statements just subsequent to the merger transaction will consist of the historical balance sheet of both companies, the historical results of operations of Vyrex, and the operations of the legal parent, PowerVerde.

Exhibit Index

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.