Form 10-Q
period 2008-03-31
VYREX CORP
filed 2008-05-20
CIK 933972

United States

Securities and Exchange Commission

Washington D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 000-27866

VYREX CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	88-0271109
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

21615 N. 2nd Avenue, Phoenix, Arizona

(Address of principal executive offices)

(623) 780-3321

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐  Large accelerated filer    ☐  Accelerated filer    ☐  Non-accelerated filer    ☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 15, 2008, the issuer had 25,882,878 shares of common stock outstanding.

Transitional Small Business Disclosure Format.    Yes  ☐    No  ☒

Vyrex Corporation

PART I Financial Information

Item 1.	Financial Statements

Vyrex Corporation and Subsidiary

(A Development Stage Company)

Condensed Consolidated Balance Sheets

March 31, 2008 and December 31, 2007

(Unaudited)

	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$92,176	$4,125
Accounts receivable	11,063	5,736
Total Current Assets	103,239	9,861

Property and Equipment
Property and equipment, net of accumulated depreciation of $1,574	10,826	—

Other Assets
Goodwill	7,650,073	—

Total Assets	$7,764,138	$9,861

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$62,660	$200,609
Accrued expenses	—	106,009
Note payable	—	200,000
Total Current Liabilities	62,660	506,618

Stockholders’ Equity
Common stock:
100,000,000 common shares authorized, par value $0.0001 per share
25,882,878 and 1,019,144 common shares issued and outstanding at March 31, 2008 and December 31, 2007 respectively	2,589	102
Additional paid-in capital	21,368,953	13,129,473
Deficit accumulated during the development stage	(13,670,064)	(13,626,332)

Total Stockholders’ Equity	7,701,478	(496,757)

Total Liabilities and Stockholders’ Equity	$7,764,138	$9,861

Vyrex Corporation and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2008 and March 31, 2007

(Unaudited)

	2008	2007	Cumulative from Inception
Licensing and Royalty Revenue	$11,062	$14,465	$933,191

Operating Expenses
Research and development	48,437	—	6,542,215
General and administrative	27,536	16,377	7,005,026
Total Operating Expenses	75,973	16,377	13,547,241

Loss from Operations	(64,911)	(1,912)	(12,614,050)

Other Income (Expenses)
Interest income	23,480	—	499,856
Gain on sale of investment in available-for-sale securities	—	—	13,878
Other income	—	—	4,434
Charge from issuance of stock options for bridge financing	—	—	(1,349,900)
Interest expense	(2,301)	(5,351)	(224,282)
Total Other Income (Expense)	21,179	(5,351)	(1,056,014)

Loss before Income Taxes	(43,732)	(7,263)	(13,670,064)

Provision for Income Taxes	—	—	—

Net Loss	$(43,732)	$(7,263)	$(13,670,064)

Net Loss per Share—Basic and Diluted	(0.00)	(0.01)

Weighted Average Common Shares Outstanding—Basic and Diluted	14,410,330	1,019,144

Vyrex Corporation and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2008 and March 31, 2007

(Unaudited)

	2008	2007	Cumulative from Inception
Cash Flows from Operating Activities
Net loss	$(43,732)	$(7,263)	$(13,670,064)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, amortization, and impairment charges	660	—	336,989
Accretion of debt discount	—	—	20,986
Interest receivable	—	—	3,506
Loss on disposal of fixed assets	—	—	13,664
Issuance of compensatory notes, stock, options and warrants	—	—	2,302,512
Gain on sale of available-for-sale securities	—	—	(13,878)
Other income	—	—	(4,434)
Changes in operating assets and liabilities:	—	—
Accounts receivable and other assets	(5,327)	(9,200)	88,937
Accounts payable and accrued liabilities	(20,827)	14,975	784,445

Cash Used in Operating Activities	(69,226)	(1,488)	(10,137,337)

Cash Flows From Investing Activities
Sale of available-for-sale securities	—	—	18,311
Purchase of short-term investments	—	—	(8,440,442)
Sale of short-term investments	—	—	8,467,931
Purchase of fixed assets	—	—	(209,595)
Proceeds on sale of fixed assets	—	—	10,000
Patent, trademark and copyright costs	—	—	(133,519)
Other assets, including notes receivable from related parties	—	—	(4,202)
Cash acquired in business acquisition	157,277	—	157,277

Cash Provided by (Used in) Investing Activities	157,277	—	(134,239)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	—	—	7,889,808
Exercise of stock options and sale of options	—	—	975,100
Exercise of warrants	—	—	25,000
Proceeds from short-term loan	—	—	875,230
Proceeds from notes payable	—	—	808,114
Repayment of notes payable	—	—	(209,500)
Advances from potential investors	—	—	100,000

Vyrex Corporation and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2008 and March 31, 2007

(Unaudited)

	2008	2007	Cumulative from Inception
Repayment of advances	—	—	(100,000)

Cash Provided by Financing Activities	—	—	10,363,752

Net Increase (Decrease) in Cash	88,051	(1,488)	92,176

Cash, at Beginning of Period	4,125	3,721	—

Cash, at End of Period	$92,176	$2,233	$92,176

Non-Cash Financing Activities
Forgiveness of debt	$—	$—	$589,608
Conversion of notes payable and related accrued interest	$—	$—	$258,045
Issuance of common stock as consideration for conversion of debentures	$—	$—	$857,641
Issuance of common stock upon cashless exercise of stock options	$—	$—	$396,580
Warrants issued in connection with convertible debentures and notes payable	$—	$—	$68,220
Issuance of common stock in satisfaction of notes and accounts payable	$250,000	$—	$250,000
Issuance of common stock for business acquisition	$8,051,967	$—	$8,051,967

Vyrex Corporation and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2008

Note 1 – Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report for the year ended December 31, 2007. The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements include the accounts of Vyrex Corporation (the “Company”) and PowerVerde, Inc., its wholly owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

Note 2 – Business Acquisition

On February 11, 2008, Vyrex Corporation (“Vyrex” or the “Company”), PowerVerde, Inc. (“PowerVerde”) and Vyrex Acquisition Corporation (“VAC”), a wholly-owned subsidiary of Vyrex, all Delaware corporations, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, on February 12, 2008, VAC merged with and into PowerVerde, with PowerVerde remaining as the surviving corporation and a wholly-owned subsidiary of Vyrex (the “Merger”). As consideration for the Merger, as of the closing of the Merger, each issued and outstanding share of common stock of PowerVerde was converted into the right to receive 1.2053301 shares of the common stock of Vyrex and each share of VAC was converted into one share of PowerVerde common stock. As a result of the Merger, the former shareholders of PowerVerde hold 24,588,734 shares, or 95%, of the common stock of Vyrex. Pursuant to the Merger Agreement, PowerVerde paid $233,000 in accounts payable and other liabilities owed by Vyrex. The total purchase price of the transaction of $8,051,967 includes $60,000 of transaction costs related to the Merger.

In addition, immediately prior to execution of the Merger Agreement, Vyrex paid a $200,000 promissory note through issuance of 250,000 shares of common stock and issued an additional 25,000 shares of common stock as payment for certain consulting and administrative services.

The merger transaction has been accounted for as a recapitalization of Vyrex and the financial statements consist of the historical balance sheet of both companies, the historical results of operations of Vyrex, and the operations of the wholly owned subsidiary, PowerVerde.

The pro-forma results of operations for the three month periods ended March 31, 2008 and 2007 are not presented since there was an insignificant difference between pro-forma and actual results for the period as PowerVerde was acquired on February 12, 2008, and PowerVerde was inactive during the three months ended March 31, 2007.

The following is a summary of the assets acquired as of February 12, 2008:

Property and equipment, net	$11,486
Cash and cash equivalents	157,277
Accounts receivable	233,131
Goodwill	7,650,073

$8,051,967

Vyrex Corporation and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2008

Note 3 – Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard has not had a material effect on the consolidated financial position and results of operations of the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measures.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have on its future consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“FASB No. 141(R)”). FASB No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. FASB No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. FASB No. 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. FASB No. 141(R) is effective for the Company for fiscal 2010. The Company is currently assessing the impact of FASB No. 141(R) on its consolidated financial position and results of operations.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FASB No. 160”)”. The objective of FASB No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations. FASB No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB No. 141(R). This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). FASB No. 160 will be effective for the Company’s fiscal 2010. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirement for FASB Statement No. 133, “Derivative Instruments and Hedging Activities” (“SFAS No. 133”). It requires enhanced disclosure about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company as of January 1, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Readers are cautioned that the statements in this Report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us as of the date of this Report. When used in this Report, the words “plan,” “will,” “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project” and similar expressions are intended to identify such forward-looking statements. Although we believe these statements are reasonable, actual actions, operations and results could differ materially from those indicated by such forward-looking statements as a result of the risk factors included in our annual report on Form 10-K for the year ended December 31, 2007, or other factors. We must caution, however, that this list of factors may not be exhaustive and that these or other factors, many of which are outside of our control, could have a material adverse effect on us and our ability to achieve our objectives. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Critical Accounting Policies

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires our management to make estimates and assumptions about future events that effect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. We believe the following critical accounting policies affect its more significant judgments and estimates used in the preparation of financial statements.

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

Overview

Vyrex Corporation (“Vyrex”) was incorporated in Nevada in 1991 and operated as a development stage company seeking to discover and develop pharmaceuticals, nutraceuticals and cosmeceuticals for the treatment and prevention of respiratory, cardiovascular and neurodegenerative diseases and conditions associated with aging (the “Biotech Business”). In the most recent years, Vyrex’s research focused mainly on targeted antioxidant therapeutics and nutraceuticals. The Biotech Business was unsuccessful and, as a result, Vyrex ceased material operations relating to that business in October 2005; however, Vyrex has retained its intellectual property rights and contract rights relating to that business. On October 17, 2005, Vyrex reincorporated in Delaware. Following the cessation of material Biotech Business operations in October 2005, Vyrex turned its primary focus to seeking an appropriate merger partner for its public shell.

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

As of March 31, 2008, our accumulated deficit was approximately $13,670,000. We do not expect to receive any further material revenues from the Biotech Business. We are entitled to a minimum royalty of $7,500 per year under our Boron compound sublicense agreement; however, we must pay $7,500 per year to the licensor.

As a development stage company, we have never generated any substantial revenue from product sales and have relied primarily on equity financing, licensing revenues, and various debt instruments for our working capital. We have been unprofitable since our inception.

Results of Operations

Three Months ended March 31, 2008 and 2007

From January 2007 to February 2008, Vyrex’s material activities consisted of seeking a merger partner. PowerVerde was incorporated in March 2007 and its material operations began in the second quarter of 2007.

Our sole revenues in the first quarter of 2008 and 2007 consisted of royalty payments under the Boron agreement. All of our research and development expenses in the first quarter of 2008 were due to PoweVerde’s activities, except for the $7500 annual Boron annual licensing fee.

General and administrative expenses increased substantially in the first quarter of 2008 compared to the year earlier period due to PowerVerde’s operations. See the PowerVerde Plan of Operation set forth below.

Interest income of $23,480 in the first quarter of 2008 was due to cancellation of accrued interest on a $200,000 promissory note converted to stock immediately prior to the Merger.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of debt and equity securities. As of March 31, 2008, we had a working capital surplus of $40,579 compared to a working capital deficit of $496,757 at March 31, 2007. The working capital deficit was reversed because, pursuant to the February 2008 Merger and related transactions, PowerVerde satisfied $433,000 of Vyrex’s liabilities ($233,000 in accounts payable owed by Vyrex and $200,000 owed pursuant to a certain promissory note issued by Vyrex) and PowerVerde had cash on hand as of the time of the Merger.

As of the date of this Report, we have enough cash to sustain operations for approximately the next two months. Consequently, we need to promptly raise substantial additional capital in order to finance our plan of operations. We intend to seek the necessary funds though private debt and/or equity transactions. There can be no assurance that we will be able to raise the necessary funds on a timely basis. If we do not, we will be forced to cease operations.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

As of March 31, 2008, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and President, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the principal executive officer concluded that our disclosure controls and procedures are effective in timely alerting us to material information required to be included in our periodic SEC filings. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

PART II Other Information

Item 1.	Legal Proceedings

Not applicable

Item 1A.	Risk Factors

Not applicable

Item 2.	Changes in Securities

Not applicable

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

(a) Exhibits

Exhibit 31.1 – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 – Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 – Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13(a) or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2008

VYREX CORPORATION
Registrant

By:	/s/ George Konrad
George Konrad
President and Principal Executive Officer

Exhibit Index

Exhibit Number	Description
Exhibit 31.1 –	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 –	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 –	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 –	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.