Form 10-Q
period 2008-06-30
VYREX CORP
filed 2008-08-19
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 000-27866

POWERVERDE, INC.

(Exact name of Registrant as specified in its charter)

Delaware	88-0271109
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

21615 N. 2nd Avenue, Phoenix, Arizona 85027

(Address of principal executive offices)

(623) 780-3321

(Registrant’s telephone number including area code)

Vyrex Corporation

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 18, 2008, the issuer had 25,882,878 shares of common stock outstanding.

PowerVerde, Inc.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Balance Sheets

June 30, 2008 and December 31, 2007

(Unaudited)

	June 30, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$18,711	$160,582
Accounts receivable	3,237	233,131

Total Current Assets	21,948	393,713

Property and Equipment
Property and equipment, net of accumulated depreciation of $2,244 and $914, respectively	10,157	11,487

Total Assets	$32,105	$405,200

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	50,509	—
Notes payable	72,500	—

Total Current Liabilities	123,009	—

Stockholders’ Equity
Common stock:
100,000,000 common shares authorized, par value $0.001 per share, 20,350,000 common shares issued and outstanding at December 31, 2007	—	20,350
100,000,000 common shares authorized, par value $0.0001 per share, 25,882,878 common shares issued and outstanding at June 30, 2008	2,589	—
Additional paid-in capital	13,765,546	659,252
Deficit accumulated during the development stage	(13,859,039)	(274,402)

Total Stockholders’ Equity	(90,904)	405,200

Total Liabilities and Stockholders’ Equity	$32,105	$405,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Operations

For the three months and six months ended June 30, 2008 and 2007, and the period from March 9, 2007 (Date of Inception) to June 30, 2008

(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Cumulative from inception through
	2008	2007	2008	2007	June 30, 2008
Licensing and Royalty Revenue	$3,236	$—	$14,299	$—	$3,236

Operating Expenses
Research and development	70,866	2,800	142,038	2,800	245,996
General and administrative	81,412	1,298	170,429	12,872	235,076

Total Operating Expenses	152,278	4,098	312,467	15,672	481,072

Loss from Operations	(149,042)	(4,098)	(298,168)	(15,672)	(477,836)

Other Income (Expenses)
Interest income	—	—	—	—	68
Other income	7,500	—	7,500	—	—
Interest expense	(767)	—	(767)	—	—

Total Other Income (Expense)	6,733	—	6,733	—	68

Loss before Income Taxes	(142,309)	(4,098)	(291,435)	(15,672)	(477,768)

Provision for Income Taxes	—	—	—	—	—

Net Loss	$(142,309)	$(4,098)	$(291,435)	$(15,672)	$(477,768)

Net Loss per Share - Basic and Diluted	$(0.010)	$(0.000)	$(0.020)	$(0.001)

Weighted Average Common Shares Outstanding - Basic and Diluted	14,410,330	20,029,167	14,410,330	20,029,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2008 and 2007, and the period from March 9, 2007 (Date of Inception) to June 30, 2008

(Unaudited)

	2008	2007	Cumulative from inception through June 30, 2008
Cash Flows from Operating Activities
Net loss	$(291,435)	$(15,672)	$(565,837)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, amortization, and impairment charges	1,330	41	2,244
Share based compensation	—	—	50,000
Changes in operating assets and liabilities:
Accounts receivable and other assets	(3,237)	—	(3,237)
Accounts payable and accrued liabilities	53,099	13,075	50,509

Cash Used in Operating Activities	(240,243)	(2,556)	(466,321)

Cash Flows From Investing Activities
Purchase of fixed assets	—	(1,501)	(12,401)
Cash acquired in business acquisition	872	—	872

Cash Provided by (Used in) Investing Activities	872	(1,501)	(11,529)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	25,000	25,000	700,000
Proceeds from notes payable	72,500	—	72,500
Payment of stock issuance costs	—	—	(45,398)
Payment of merger related transaction costs	—	—	(230,541)

Cash Provided by Financing Activities	97,500	25,000	496,561

Net Increase (Decrease) in Cash	(141,871)	20,943	18,711

Cash, at Beginning of Period	160,582	—	—

Cash, at End of Period	$18,711	$20,943	$18,711

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2008

Note 1 – Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report for the year ended December 31, 2007. The results of operations for the three months ended June 30, 2008, are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements include the accounts of PowerVerde, Inc., formerly known as Vyrex Corporation (the “Company”), and PowerVerde Systems, Inc., formerly known as PowerVerde, Inc., its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

Note 2 – Business Acquisition

On February 11, 2008, the Company, then known as Vyrex Corporation; PowerVerde Systems, Inc., formerly known as PowerVerde, Inc. (“PowerVerde”); and Vyrex Acquisition Corporation (“VAC”), a wholly-owned subsidiary of the Company, all Delaware corporations, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, on February 12, 2008, VAC merged with and into PowerVerde, with PowerVerde remaining as the surviving corporation and a wholly-owned subsidiary of the Company (the “Merger”). As consideration for the Merger, as of the closing of the Merger, each issued and outstanding share of common stock of PowerVerde was converted into the right to receive 1.2053301 shares of the common stock of the Company and each share of VAC was converted into one share of PowerVerde common stock. As a result of the Merger, the former shareholders of PowerVerde hold 24,588,734 shares, or 95%, of the common stock of the Company. Pursuant to the Merger Agreement, PowerVerde paid $233,000 in accounts payable and other liabilities owed by the Company. The total purchase price of the transaction of $401,894 includes $60,000 of transaction costs related to the Merger.

In addition, immediately prior to execution of the Merger Agreement, the Company paid a $250,000 promissory note, which included $50,000 of accrued interest, through the issuance of 250,000 shares of common stock and issued an additional 25,000 shares of common stock as payment for certain consulting and administrative services.

The merger transaction was originally accounted for as a recapitalization of the Company; however, in response to a recent comment letter the Company received from the U.S. Securities and Exchange Commission, the Company has treated this transaction as equivalent to the issuance of stock by PowerVerde for the net monetary assets of the Company, accompanied by a recapitalization of PowerVerde. As a result, these financial statements reflect the accounting for the transaction effected pursuant to the Merger Agreement as a reverse acquisition, except that no good will or other intangibles are recorded.

On August 6, 2008, we held a meeting of our stockholders. At this meeting, our stockholders approved (i) the change of the Company’s name to “PowerVerde, Inc.” and (ii) the Amended and Restated Certificate of Incorporation filed as an exhibit to this Report. Immediately prior to the filing of the Certificate changing our name, we changed the name of our operating subsidiary from “PowerVerde, Inc.” to “PowerVerde Systems, Inc.”

PowerVerde, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2008

Under generally accepted accounting principles in the United States of America (“GAAP”), the acquisition of PowerVerde, Inc. has been accounted for as a reverse acquisition and PowerVerde, Inc. has been treated as the acquiring entity for accounting and financial reporting purposes. As a result, the historical financial statements prior to the date of the acquisition, including the development stage disclosures, are those of the accounting acquirer, PowerVerde, Inc.

The following is a summary of the assets acquired as of February 12, 2008:

Property and equipment, net	$11,486
Cash and cash equivalents	157,277
Accounts receivable	233,131

$401,894

Note 3 – Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measures.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard has not had a material effect on the consolidated financial position and results of operations of the Company.

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

PowerVerde, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2008

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FASB No. 160”)”. The objective of FASB No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations. FASB No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB No. 141 (R). This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). FASB No. 160 will be effective for the Company’s fiscal 2010. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented.

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

Note 4 – Notes Payable

In the second and third quarters of 2008, the Company completed an offering of $250,000 in principal amount of Series A Promissory Notes. Of these Notes, $72,500 are due on May 30, 2009 and $177,500 are due on June 30, 2009. The notes bear interest at the rate of 10% per annum. This resulted in gross proceeds to the Company of $72,500 as of June 30, 2008 and $177,500 in the third quarter. In consideration for the purchase of the Series A Promissory Notes, each investor received three-year warrants to purchase shares of the Company’s common stock at an exercise price of $1.50 per share (25,000 shares for each $25,000 invested).

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

Accounting for Uncertainty in Income Taxes

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Overview

Vyrex Corporation (“Vyrex”) was incorporated in Nevada in 1991 and operated as a development stage company seeking to discover and develop pharmaceuticals, nutraceuticals and cosmeceuticals for the treatment and prevention of respiratory, cardiovascular and neurodegenerative diseases and conditions associated with aging (the “Biotech Business”). In the most recent years, Vyrex’s research focused mainly on targeted antioxidant therapeutics and nutraceuticals. The Biotech Business was unsuccessful and, as a result, Vyrex ceased material operations relating to that business in October 2005; however, Vyrex retained its intellectual property rights and contract rights relating to that business. On October 17, 2005, Vyrex reincorporated in Delaware. Following the cessation of material Biotech Business operations in October 2005, Vyrex turned its primary focus to seeking an appropriate merger partner for its public shell.

On February 11, 2008, the Company, then known as Vyrex Corporation; PowerVerde Systems, Inc., formerly known as PowerVerde, Inc. (“PowerVerde”); and Vyrex Acquisition Corporation (“VAC”), a wholly-owned subsidiary of Vyrex, all Delaware corporations, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, on February 12, 2008, VAC merged with and into PowerVerde, with PowerVerde remaining as the surviving corporation and a wholly-owned subsidiary of the Company (the “Merger”). As consideration for the Merger, as of the closing of the Merger, each issued and outstanding share of common stock of PowerVerde was converted into the right to receive 1.2053301 shares of the common stock of the Company and each share of VAC was converted into one share of PowerVerde common stock. As a result of the Merger, the former shareholders of PowerVerde hold 95% of the common stock of the Company. Pursuant to the Merger Agreement, PowerVerde paid $233,000 in accounts payable and other liabilities owed by the Company. In addition, immediately prior to execution of the Merger Agreement, the Company paid a $250,000 promissory note, which included $50,000 of accrued interest, through the issuance of 250,000 shares of common stock for $50,000 in accrued and unpaid interest) and issued an additional 25,000 shares of common stock as payment for certain consulting and administrative services.

In the second and third quarters of 2008, we completed an offering of $250,000 in principal amount of Series A Promissory Notes. This resulted in gross proceeds to the Company of $72,500 as of June 30, 2008 and $177,500 in the third quarter. In consideration for the purchase of the Series A Promissory Notes, each investor received three-year warrants to purchase shares of the Company’s common stock at an exercise price of $1.50 per share (25,000 shares for each $25,000 invested).

As of June 30, 2008, our accumulated deficit was $13,859,039. We do not expect to receive any further material revenues from the Biotech Business. We are entitled to a minimum royalty of $7,500 per year under our Boron compound sublicense agreement; however, we must pay $7,500 per year to the licensor.

As a development stage company, we have never generated any substantial revenue from product sales and have relied primarily on equity financing, licensing revenues, and various debt instruments for our working capital. We have been unprofitable since our inception.

On August 6, 2008, we held a meeting of our stockholders. At this meeting, our stockholders approved (i) the change of the Company’s name to “PowerVerde, Inc.” and (ii) the Amended and Restated Certificate of Incorporation filed as an exhibit to this Report. Immediately prior to the filing of the Certificate changing our name, we changed the name of our operating subsidiary from “PowerVerde, Inc.” to “PowerVerde Systems, Inc.”

Please note that the information provided below relates to the combined company after the Merger. Since our material operations after the Merger will consist solely of PowerVerde operations, except where the context otherwise requires, references throughout this Report hereafter to “Vyrex,” “PowerVerde,” “we,” “us,” “our” and the “Company” will mean or refer to PowerVerde’s business and operations.

Results of Operations

Three Months Ended June 30, 2008 as Compared to Three Months Ended June 30, 2007

From January 2007 to February 2008, Vyrex’s material activities consisted of seeking a merger partner. This merger was consummated on February 12, 2008. PowerVerde was incorporated in March 2007 and its material operations began in the second quarter of 2007; however, PowerVerde has yet to generate revenue from its operations.

Our sole revenues in the second quarter of 2008 and 2007 consisted of royalty payments under the Boron agreement. All of our research and development expenses in the second quarter of 2008 were due to PoweVerde’s activities, except for the $7,500 Boron annual licensing fee.

General and administrative expenses increased substantially in the first and second quarter of 2008 compared to the earlier periods in the prior year. This is primarily as a result of the PowerVerde acquisition and the operations of PowerVerde. See the Plan of Operation set forth below.

Six Months Ended June 30, 2008 as Compared to Six Months Ended June 30, 2007

Our sole revenues in the second quarter of 2008 and 2007 consisted of royalty payments under the Boron agreement.

All of our research and development expenses in the second quarter of 2008 were due to PowerVerde’s activities, except for the $7,500 Boron annual licensing fee. General and administrative expenses for the six months ended June 30, 2008 were significantly higher than in the comparable period of 2007. This is primarily the result of the merger between PowerVerde and the Company.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of debt and equity securities. As of June 30, 2008, we had a working capital deficit of $101,061 compared to a working capital surplus of $393,713 at June 30, 2007.

We recently raised $250,000 through the sale of Series A Promissory Notes ($72,500 through June 30, 2008). The Notes are due May 30, 2009, and bear interest at the rate of 10% per annum. Each investor who purchased the notes received three-year warrants to purchase shares of the Company’s common stock at an exercise price of $1.50 per share (25,000 shares for each $25,000 invested). The net proceeds received by the Company from this offering will be used for research and development and general and administrative expenses.

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

We are in a unique position to utilize such a system. One of our principals, George Konrad, owns and operates a manufacturing facility, Arizona Research and Development (“ARD”), which is capable of producing all of the manufactured parts needed for the PowerVerde renewable power systems. We intend to enter into an agreement with ARD to manufacture machined parts for the PowerVerde patented motor as well as assemble the motors and Organic Rankine Cycles, all on fair market terms. ARD will also test and qualify all systems under a rigid quality control program.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T.	Controls and Procedures

As of June 30, 2008, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and President, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the principal executive officer concluded that our disclosure controls and procedures are effective in timely alerting us to material information required to be included in our periodic SEC filings. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable

Item 1A.	Risk Factors

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We recently raised $250,000 through the sale of Series A Promissory Notes. This resulted in gross proceeds to the Company of $72,500 as of June 30, 2008 and $177,500 in the third quarter. The Notes bear interest at the rate of 10% per annum. Of these notes, $72,500 are due May 30, 2009 and $177,500 are due June 30, 2009. Each investor who purchased the notes received three-year warrants to purchase shares of the Company’s common stock at an exercise price of $1.50 per share (25,000 shares for each $25,000 invested). The net proceeds received by the Company from this offering will be used for research and development and general and administrative expenses.

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

(a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws

31.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13(a) or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 2008

POWERVERDE, INC.

By:	/s/ George Konrad
George Konrad
President and Principal Executive Officer and Principal Accounting Officer

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws

31.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002