Form 10KSB/A
period 2007-12-31
POWERVERDE, INC.
filed 2008-11-14
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB/A

(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 on Form 10-K/A is to respond to comments received from the U.S. Securities and Exchange Commission’s Division of Corporation Finance in its letters dated July 17, 2008, August 20, 2008 and October 8, 2008, regarding our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the U.S. Securities and Exchange Commission on March 31, 2008 (“Original Form 10-K”). This amendment amends the following:

•

Item 8A (Controls and Procedures) has been amended to include disclosure regarding the conclusions of our principal executive and principal financial officers regarding the effectiveness of our disclosure controls and procedures as of December 31, 2007 as required by Item 307 of Regulation S-B.

•	The Report of Independent Registered Public Accounting Firm has been amended to cover only the Company’s financial statements as of and for the years ended December 31, 2007 and 2006.

•	The financial statements have been amended to indicate that the financial information from prior to 2006 is unaudited.

•	The certifications filed as Exhibits 31.1 and 31.2 to the Original Form 10-K have been revised to conform to the exact wording required by Item 601(b)(31) of Regulation S-B.

There are no changes to the Original Form 10-K other than those outlined above. Except as required to reflect the changes noted above, this Amendment No. 1 on Form 10-K/A does not attempt to modify or update any other disclosures set forth in our Original Form 10-K. Furthermore, this Amendment No. 1 on Form 10-K/A does not purport to provide a general update or discussion of any other developments of the Company subsequent to the filing of the Original Form 10-K.

Vyrex Corporation

Annual Report on Form 10-KSB

Year Ended December 31, 2007

PART II

ITEM 7.	FINANCIAL STATEMENTS

The financial statements of the Company and other information required by this Item are set forth herein in a separate section beginning with the Index to the Financial Statements on page F-1.

ITEM 8A.	CONTROLS AND PROCEDURES.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and President, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and President concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes in internal control over financial reporting.

1

ITEM 13.	EXHIBITS

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

2

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYREX INCORPORATED

Dated: November 14, 2008	By:	/s/ George Konrad
George Konrad
President and Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ George Konrad	President, Chief Executive Officer, Chief Financial Officer , Treasurer and Director (principal executive, financial and accounting officer)	November 14, 2008

/S/ Fred Barker	Vice President, Secretary and Director	November 14, 2008

/S/ Richard H. Davis.	Director	November14, 2008

3

Vyrex Corporation

Annual Report on Form 10-KSB/A

Year Ended December 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, Board of Directors and Stockholders of Vyrex Corporation

We have audited the accompanying balance sheets of Vyrex Corporation (a development stage enterprise) as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vyrex Corporation (a development stage enterprise) as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Berenfeld Spritzer Shechter & Sheer, LLP

Certified Public Accountants and Advisors

Coral Gables, Florida

March 28, 2008

Vyrex Corporation

(a development stage enterprise)

Balance Sheets

For the years ended December 31, 2007 and 2006

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

Vyrex Corporation

(a development stage enterprise)

Statements of Operations

For the years ended December 31, 2007 and 2006 and for the period from January 2, 1991 (Date of Inception) through December 31, 2007 (Unaudited)

	Years ended December 31,		Cumulative from Inception through December 31, 2007 (Unaudited)
	2007	2006
Licensing and royalty revenue	$25,465	$43,465	$922,129

Operating expenses:
Research and development	7,500	7,525	6,493,778
Marketing and selling			438,664
General and administrative	74,497	121,995	6,525,162
Loss on disposal of fixed assets			13,664

Total operating expenses	81,997	129,520	13,471,268

Loss from operations	(56,532)	(86,055)	(12,549,139)

Other income (expense):
Interest income		332	476,376
Other income			4,434
Gain on sale of investment in available-for-sale securities		13,878	13,878
Interest expense	(36,407)	(21,040)	(221,981)
Charge from issuance of stock options for bridge financing			(1,349,900)

Total other expense	(36,407)	(6,830)	(1,077,193)

Net loss	$(92,939)	$(92,885)	$(13,626,332)

Net loss per share – basic and diluted	$(0.09)	$(0.09)

Weighted-average common shares outstanding – basic and diluted	1,019,144	1,019,144

The accompanying notes are an integral part of these financial statements.

Vyrex Corporation

(a development stage enterprise)

Statements of Changes in Stockholders’ Equity (Deficiency)

For the Period from January 2, 1991 (Inception)

through December 31, 2007

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Deficit accumulated during the development stage	Total stockholders’ equity (deficiency)
	Shares	Amount
Issuance (at $.02 per share) for acquisition of technology retroactively reduced for 18,000 shares returned and retired on October 1, 1995	402,000	$40	$6,660	$—	$—	$6,700
Issuance (at $.02 per share) for cash	60,000	6	994	—		1,000
Issuance (at $8.33 per share) for cash	96,000	10	799,990	—	—	800,000
Issuance as compensation (at $8.33 per share)	3,900	—	32,500	—	—	32,500
Issuance (at $16.67 per share) upon conversion of note payable	12,000	2	199,998	—	—	200,000
Issuance (at $25.00 per share) for cash, net of issuance costs of $4,086	3,960	—	94,914	—	—	94,914
Net loss	—	—	—	—	(1,085,932)	(1,085,932)

Balance at December 31, 1993 (unaudited)	577,860	58	1,135,056	—	(1,085,932)	49,182
Issuance (at $25.00 per share) for cash, net of issuance costs of $21,000	11,880	1	275,999	—	—	276,000
Issuance (at $25.00 per share) in lieu of finder’s fee	840	—	21,000	—	—	21,000
Issuance (at $25.00 per share) in lieu of finder’s fee	600	—	15,000	—	—	15,000
Issuance (at $25.00 per share) for cash, net of issuance costs of $41,844	2998	—	33,126	—	—	33,126
Net loss	—	—	—	—	(467,683)	(467,683)

Balance at December 31, 1994 (unaudited)	594,178	59	1,480,181	—	(1,553,615)	(73,375)
Issuance (at $25.00 per share) for cash, net of issuance costs of $46,976	17,993	2	402,842	—	—	402,844
Issuance (at $25.00 per share) in settlement of account payable	725	—	18,123	—	—	18,123
Issuance (at par value) as compensation for services related to prior issuances of common stock	9,960	1	(1)	—	—	—
Issuance (at $25.00 per share) as compensation for services related to offering	1,600	—	40,002	—	—	40,002
Issuance (at $25.00 per share) of options for 54,000 shares as compensation for arranging bridge financing	—	—	1,349,900	—	—	1,349,900
Net loss	—	—	—	—	(1,854,584)	(1,854,584)

Balance at December 31, 1995 (unaudited)	624,456	62	3,291,047	—	(3,408,199)	(117,090)
Proceeds from initial public offering (at $54.17 per unit), net of issuance costs of $1,135,453	126,852	13	5,735,664	—	—	5,735,677
Sale of option to purchase 36,000 shares (at $25.00 per share)	—	—	50,000	—	—	50,000
Exercise of stock options (at $25.00 per share) for cash	36,000	4	899,996	—	—	900,000
Conversion of notes payable and related accrued interest (at $25.00 per share)	10,322	1	258,044	—	—	258,045

Vyrex Corporation

(a development stage enterprise)

Statements of Changes in Stockholders’ Equity (Deficiency)

For the Period from January 2, 1991 (Inception)

through December 31, 2007

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Deficit accumulated during the development stage	Total stockholders’ equity (deficiency)
	Shares	Amount
Exercise of stock options (at $.0019 per share) for cash	54,000	5	95	—	—	100
Issuance of units as compensation for legal services (at $37.92 per share)	2,915	—	110,529	—	—	110,529
Net loss	—	—	—	—	(1,820,614)	(1,820,614)

Balance at December 31, 1996 (unaudited)	854,545	85	10,345,375	—	(5,228,813)	5,116,647
Exercise of warrants, 24 shares at $66.67 per share	24	—	1,600	—	—	1,600
Warrants issued in conjunction with debenture offering	—	—	62,220	—	—	62,220
Net loss	—	—	—	—	(3,295,840)	(3,295,840)

Balance at December 31, 1997 (unaudited)	854,569	85	10,409,195	—	(8,524,653)	1,884,627
Issuance of stock as partial consideration for placement of debentures	960	—	50,000	—	—	50,000
Issuance of stock on conversion of debentures	27,267	3	807,638	—	—	807,641
Issuance of shares upon cashless exercise of stock options	8,019	1	396,579	—	—	396,580
Issuance of 45,000 stock options for services	—	—	87,000	—	—	87,000
Net loss	—	—	—	—	(3,388,412)	(3,388,412)

Balance at December 31, 1998 (unaudited)	890,815	89	11,750,412	—	(11,913,065)	(162,564)
Issuance (at $2.83 per share) for cash	14,329	1	40,599	—	—	40,600
Issuance of 5,640 stock options for services	—	—	6,580	—	—	6,580
Issuance of 30,000 warrants for services	—	—	30,500	—	—	30,500
Net loss	—	—		—	(788,548)	(788,548)

Balance at December 31, 1999 (unaudited)	905,144	90	11,828,091	—	(12,701,613)	(873,432)
Forgiveness of accrued compensation	—	—	422,559	—	—	422,559
Issuance (at $7.50 per share) for cash	36,000	4	269,996	—	—	270,000
Exercise of stock options (at $.83 per share) for cash	30,000	3	24,997	—	—	25,000
Exercise of warrants (at $.83 per share) for cash	12,000	1	9,999	—	—	10,000
Issuance (at $8.33 per share) for cash	18,000	2	149,998	—	—	150,000
Reduction of exercise price for options and warrants			148,000	—	—	148,000
Net loss				—	(335,487)	(335,487)

Balance at December 31, 2000 (unaudited)	1,001,144	100	12,853,640	—	(13,037,100)	(183,360)
Issuance of 6,000 stock options for services	—	—	18,500	—	—	18,500
Issuance of 24,000 warrants for services	—	—	50,000	—	—	50,000
Net loss	—	—	—	—	(202,185)	(202,185)

Balance at December 31, 2001 (unaudited)	1,001,144	100	12,922,140	—	(13,239,285)	(317,045)

Vyrex Corporation

(a development stage enterprise)

Statement of Stockholders’ Equity (Deficiency)

For the Period from January 2, 1991 (Inception)

through December 31, 2007

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Deficit accumulated during the development stage	Total stockholders’ equity (deficiency)
	Shares	Amount
Balance at December 31, 2001 (unaudited)	1,001,144	$100	$12,922,140		$(13,239,285)	$(317,045)
Modification of stock options			2,000			2,000
Issuance of stock upon exercise of warrants at $.83 per share	18,000	2	14,998			15,000
Forgiveness of accrued compensation			140,978			140,978
Issuance of 2,400 warrants for services			2,000			2,000
Issuance of 600 warrants for services			300			300
Net loss					(3,763)	(3,763)

Balance at December 31, 2002 (unaudited)	1,019,144	102	13,082,416		(13,243,048)	(160,530)
Issuance of 12,000 warrants in connection with debt issuance			6,000			6,000
Net loss					(90,540)	(90,540)

Balance at December 31, 2003 (unaudited)	1,019,144	102	13,088,416		(13,333,588)	(245,070)
Forgiveness of accrued compensation			26,071			26,071
Net loss					(37,800)	(37,800)
Effect of change in fair value of available-for-sale securities				$12,231		12,231

Comprehensive loss						(25,569)

Balance at December 31, 2004 (unaudited)	1,019,144	102	13,114,487	12,231	(13,371,388)	(244,568)
Net loss					(69,120)	(69,120)
Effect of change in fair value of available-for-sale securities				3,515		3,515

Comprehensive loss						(65,605)

Balance at December 31, 2005 (unaudited)	1,019,144	$102	$13,114,487	$15,746	$(13,440,508)	$(310,173)
Net loss					(92,885)	(92,885)
Effect of securities sold Dec 2006				(15,746)		(15,746)
Comprehensive loss						(108,631)

Balance at December 31, 2006	1,019,144	$102	$13,114,487	$—	$(13,533,393)	$(418,804)

Net loss					(92,939)	(92,939)

Issuance of 25,000 warrants in connection with debt issuance			14,986			$14,986

Balance at December 31, 2007	1,019,144	$102	$13,129,473	$—	$(13,626,332)	$(496,757)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vyrex Corporation

(a development stage enterprise)

Statements of Cash Flows

For the years ended December 31, 2007 and 2006 and for the period from January 2, 1991 (Date of Inception) through December 31, 2007 (Unaudited)

	Years ended December 31,		Cumulative from Inception to December 31, 2007 (unaudited)
	2007	2006
Operating activities
Net loss	$(92,939)	$(92,885)	$(13,626,332)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and impairment charges			336,329
Accretion of debt discount	14,986		20,986
Interest receivable			3,506
Loss on disposal of fixed assets			13,664
Issuance of compensatory notes, stock, stock options and warrants			2,302,512
Gain on sale of available-for-sale securities		(13,878)	(13,878)
Other income			(4,434)
Changes in operating assets and liabilities:
Accounts receivable and other assets	(471)	17,235	94,264
Accounts payable and accrued liabilities	95,828	55,688	805,272

Net cash provided by (used in) operating activities	17,404	(33,840)	(10,068,111)

Investing activities
Sale of available-for-sale securities		18,311	18,311
Purchase of short-term investments			(8,440,442)
Sale of short-term investments			8,467,931
Purchases of fixed assets			(209,595)
Proceeds on sale of fixed assets			10,000
Patent, trademark and copyright costs			(133,519)
Other assets, including notes receivable from related parties			(4,202)

Net cash provided by (used in) investing activities		18,311	(291,516)

Financing activities
Net proceeds from issuance of common stock			7,889,808
Exercise of stock options and sale of options			975,100
Exercise of warrants			25,000
Proceeds from short-term loan			875,230
Proceeds from notes payable		17,000	808,114
Repayment of notes payable	(17,000)		(209,500)
Advances from potential investors			100,000
Repayment of advances			(100,000)

Net cash provided by (used in) financing activities	(17,000)	17,000	10,363,752

Net increase in cash and cash equivalents	404	1,471	4,125
Cash and cash equivalents, beginning of period	3,721	2,250	—

Cash and cash equivalents, end of period	$4,125	$3,721	$4,125

Supplemental cash flow information
Forgiveness of debt			$589,608
Conversion of notes payable and related accrued interest			$258,045
Issuance of stock as consideration for conversion of debentures			$857,641
Issuance of stock upon cashless exercise of stock options			$396,580
Warrants issued in connection with convertible debentures and notes payable			$68,220

The accompanying notes are an integral part of these financial statements.

Vyrex Corporation

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND THE COMPANY

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3—WARRANTS

Activity with respect to warrants for the purchase of the Company’s common stock is summarized as follows:

	Warrants Outstanding	Exercise Price	Weighted Average Exercise Price
Balance at January 1, 2006	12,000	$0.92	$0.92
Issued in 2006	25,000	$0.87	$0.87
Balance at December 31, 2006	37,000	$0.87 - $0.92	$0.89
Balance at December 31, 2007	25,000	$0.87	$0.87

The 12,000 warrants issued prior to January 1, 2006 expired in 2007. The 25,000 warrants outstanding at December 31, 2007 will expire in October 2009.

NOTE 4—CONCENTRATION OF CREDIT RISK

Concentrations of credit risk with respect to accounts receivable are significant due to the Company only having one customer, although the payment terms are generally short. No write-offs have been initiated during the course of the contract.

NOTE 5—INCOME TAXES

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

NOTE 6—STOCK OPTION PLAN

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

Activity with respect to the stock option plan is summarized as follows:

	Stock Options Outstanding	Option Exercise Price	Weighted- Average Exercise Price
Balance at January 1, 2006	311,471		$11.04
Expired	(34,596)	$3.39 - $62.50	$3.39 - $62.50
Balance at December 31, 2006	276,875		$10.73
Expired	(12,600)	$2.85 - $49.38	$3.39 - $62.50

Balance at December 31, 2007	264,275		$9.40

Shares available for grant at December 31, 2007	200,725

The following is a further breakdown of the options outstanding as of December 31, 2007:

Range of Exercise Prices	Outstanding Options	Weighted- Average Remaining Life in Years	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price of Options Exercisable
$ 0.83 - $4.67	216,000	3.83	$2.86	216,000	$2.86
$25.00	21,000	2.32	25.00	21,000	25.00
$47.92 - $50.00	27,275	1.17	49.16	27,275	49.16

	264,275	3.44	9.40	264,275	9.40

NOTE 7—NOTES PAYABLE AND RELATED CONVERSION AND STOCK OPTIONS

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

NOTE 8—SUBSEQUENT EVENT

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

Exhibit Index

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.