Form 10-Q/A
period 2008-03-31
POWERVERDE, INC.
filed 2008-11-14
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 on Form 10-Q/A is to respond to comments received from the U.S. Securities and Exchange Commission’s Division of Corporation Finance in its letters dated July 17, 2008, August 20, 2008 and October 8, 2008, regarding our previously filed Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008, filed with the U.S. Securities and Exchange Commission on May 20, 2008 (“Original Form 10-Q”). This amendment amends the following:

•

The financial statements and notes to unaudited condensed consolidated financial statements have been revised to reflect the merger transaction between Vyrex Corporation and PowerVerde, Inc. to be a capital transaction in substance, rather than a business combination. That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization of the private company. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangibles are recorded. In addition, as a result, the historical financial statements presented for the registrant in periods following the transaction will be those of the operating entity – PowerVerde, Inc.

•

We have added a statement of changes in stockholders’ equity from December 31, 2007, showing the adjustments that we recorded to reflect our recapitalization in connection with our February 2008 reverse merger.

•

Our disclosure controls and procedures have been revised to state that, based upon an evaluation conducted by the Company, the Chief Executive Officer and President concluded that, as a result of the need to restate our financial statements as set forth, above, the Company’s disclosure controls and procedures were ineffective, as well as to identify steps the Company has taken to address this issue.

•	The certifications filed as Exhibits 31.1 and 31.2 to the Original Form 10-Q have been revised to conform to the exact wording required by Item 601(b)(31) of Regulation S-K.

There are no changes to the original Form 10-Q other than those outlined above. Except as required to reflect the changes noted above, this Amendment No. 1 on Form 10-Q/A does not attempt to modify or update any other disclosures set forth in our Original Form 10-Q. Furthermore, this Amendment No. 1 on Form 10-Q/A does not purport to provide a general update or discussion of any other developments of the Company subsequent to the filing of the Original Form 10-Q.

PowerVerde, Inc.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Vyrex Corporation and Subsidiary

(A Development Stage Company)

Condensed Consolidated Balance Sheets

March 31, 2008 and December 31, 2007 (As Restated)

(Unaudited)

	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$92,176	$160,582
Accounts receivable	11,063	233,131

Total Current Assets	103,239	393,713

Property and Equipment
Property and equipment, net of accumulated depreciation of $1,574 and $914, respectively	10,826	11,487

Total Assets	$114,065	$405,200

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	62,660	—

Total Current Liabilities	62,660	—

Stockholders’ Equity
Common stock:
100,000,000 common shares authorized, par value $0.001 per share, 20,350,000 common shares issued and outstanding at December 31, 2007	—	20,350
100,000,000 common shares authorized, par value $0.0001 per share, 25,882,878 common shares issued and outstanding at March 31, 2008	2,589	—
Additional paid-in capital	472,344	659,252
Deficit accumulated during the development stage	(423,528)	(274,402)

Total Stockholders’ Equity	(51,405)	405,200

Total Liabilities and Stockholders’ Equity	$114,065	$405,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vyrex Corporation and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2008 and

the period from March 9, 2007 (Date of Inception) to March 31, 2007 (As Restated)

(Unaudited)

	2008	2007	Cumulative from inception through March 31, 2008
Licensing and Royalty Revenue	$11,063	$—	$11,063

Operating Expenses
Research and development	71,172	—	200,052
General and administrative	89,017	11,574	234,607

Total Operating Expenses	160,189	11,574	434,659

Loss from Operations	(149,126)	(11,574)	(423,596)
Other Income (Expenses)
Interest income	—	—	68

Total Other Income Expense)	—	—	68

Loss before Income Taxes	(149,126)	(11,574)	(423,528)
Provision for Income Taxes	—	—	—

Net Loss	$(149,126)	$(11,574)	$(423,528)

Net Loss per Share - Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding - Basic and Diluted	14,410,330	20,029,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vyrex Corporation and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the three months ended March 31, 2008 (As Restated)

(Unaudited)

	Common Shares	Common Stock	Paid in Capital	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity
Balances, December 31, 2007	20,350,000	$20,350	$659,252	$(274,402)	$405,200
Sale of common stock at $.50 per share	50,000	50	24,950	—	25,000
Stockholder Equity of Vyrex
Corporation at merger	1,019,144	102	(479,771)	—	(479,669)
Recapitalization of PowerVerde stockholders’ equity	(20,400,000)	(20,400)	20,400	—	—
Shares issued related to forgiveness of debt and issued for services	275,000	28	249,972		250,000
Shares issued in exchange for PowerVerde shares	24,588,734	2,459	(2,459)	—	—
Net loss for the three month period	—	—	—	(149,126)	(149,126)

Balances, March 31, 2008	25,882,878	$2,589	$472,344	$(423,528)	$51,405

Vyrex Corporation and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2008 and the period

from March 9, 2007 (Date of Inception) to March 31, 2007 (As Restated)

(Unaudited)

	2008	2007	Cumulative from inception
Cash Flows from Operating Activities
Net loss	$(149,126)	$(11,574)	$(523,528)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, amortization, and impairment charges	661	—	1,575
Share based compensation	—	—	50,000
Changes in operating assets and liabilities:
Accounts receivable and other assets	(11,063)	—	(11,063)
Accounts payable and accrued liabilities	65,250	11,574	62,660

Cash Used in Operating Activities	(94,278)	—	(320,356)

Cash Flows From Investing Activities
Purchase of fixed assets	—	—	(12,401)
Cash acquired in business acquisition	872	—	872

Cash Provided by (Used in) Investing Activities	872	—	(11,529)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	25,000	—	700,000
Payment of stock issuance costs	—	—	(45,398)
Payment of merger related transaction costs	—	—	(230,541)

Cash Provided by Financing Activities	25,000	—	424,061

Net Increase (Decrease) in Cash	(68,406)	—	92,176
Cash, at Beginning of Period	160,582	—	—

Cash, at End of Period	$92,176	$—	$92,176

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Note 1 – Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report for the year ended December 31, 2007. The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements include the accounts of Vyrex Corporation (the “Company”), and PowerVerde, Inc., its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

Note 2 – Business Acquisition

On February 11, 2008, Vyrex Corporation (“Vyrex” or the “Company”); PowerVerde, Inc. (“PowerVerde”) and Vyrex Acquisition Corporation (“VAC”), a wholly-owned subsidiary of Vyrex, all Delaware corporations, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, on February 12, 2008, VAC merged with and into PowerVerde, with PowerVerde remaining as the surviving corporation and a wholly-owned subsidiary of Vyrex (the “Merger”). As consideration for the Merger, as of the closing of the Merger, each issued and outstanding share of common stock of PowerVerde was converted into the right to receive 1.2053301 shares of the common stock of Vyrex and each share of VAC was converted into one share of PowerVerde common stock. As a result of the Merger, the former shareholders of PowerVerde hold 24,588,734 shares, or 95%, of the common stock of Vyrex. Pursuant to the Merger Agreement, PowerVerde paid $233,000 in accounts payable and other liabilities owed by Vyrex. The total purchase price of the transaction of $401,894 includes $60,000 of transaction costs related to the Merger.

In addition, immediately prior to execution of the Merger Agreement, Vyrex paid a $200,000 promissory note through the issuance of 250,000 shares of common stock and issued an additional 25,000 shares of common stock as payment for certain consulting and administrative services.

The following is a summary of the assets acquired as of February 12, 2008:

Property and equipment, net	$11,486
Cash and cash equivalents	157,277
Accounts receivable	233,131

$401,894

Note 3 – Restatement of Previously Issued Interim Financial Statements

On August 20, 2008, management and the Board of Directors of the Company determined that the Company’s financial statements for the interim period ended March 31, 2008 could no longer be relied upon because of a change in the accounting treatment of the Merger discussed in Note 2 above.

The merger transaction was originally accounted for as a reverse merger of the Company; however, in response to a recent comment letter the Company received from the U.S. Securities and Exchange Commission, the Company has treated this transaction as equivalent to the issuance of stock by PowerVerde for the net monetary assets of the Company, accompanied by a recapitalization of PowerVerde. The accounting treatment is identical to that resulting from a reverse merger, except that no goodwill or other intangibles has been recorded.

Under generally accepted accounting principles in the United States of America (“GAAP”), the acquisition of PowerVerde, Inc. has been reported as a reverse merger and PowerVerde, Inc. has been treated as the acquiring entity for accounting and financial reporting purposes. As a result, the historical financial statements prior to the date of the acquisition, including the development stage disclosures, are those of the accounting acquirer, PowerVerde, Inc.

The effects of these corrections on the accompanying unaudited condensed consolidated balance sheets as of March 31, 2008 and December 31, 2007, and the unaudited condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007 and a discussion of the nature of the adjustments made to the balances are as follows:

Goodwill and Additional Paid-In Capital

The Company did not properly account for the acquisition of PowerVerde, Inc. in accordance with generally accepting accounting principles. The effect of the adjustment is a decrease in recorded goodwill and additional paid-in capital in the amount of $7,650,073 as of March 31, 2008.

Stockholders’ Equity

The Company did not properly account for the effect of the reverse merger in its reported stockholders’ equity. As noted above, PowerVerde, Inc. was treated as the acquiring entity for accounting and financial reporting purposes. As a result, the historical financial statements prior to the date of the acquisition should have been those of the accounting acquirer, PowerVerde, Inc. However, reported stockholders’ equity erroneously included the additional paid-in capital and deficit accumulated in the development stage of Vyrex Corporation. The effect of the adjustment is a decrease in additional paid-in capital and deficit accumulated in the development stage in the amount of $13,246,536 as of March 31, 2008.

Historical Financial Statements

The condensed consolidated balance sheet of Vyrex Corporation as of December 31, 2007, as well as the condensed consolidated statement of operations of Vyrex Corporation for the three month period ended March 31, 2007, were included in the original Form 10-Q for the quarter ended March 31, 2008. As noted above, the historical financial statements should have been those of PowerVerde, Inc. Also, the condensed consolidated statement of operations for the three month period ended March 31, 2008 did not properly report the results of operations for the Company for the period from January 1, 2008 to the merger date, February 12, 2008. Finally, the results of operations for the development stage period erroneously included the results of operations of Vyrex Corporation from the period of its inception to February 12, 2008.

A reconciliation of the unaudited condensed consolidated balance sheets as of March 31, 2008 and December 31, 2007 and the unaudited condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007 to the previously filed financial statements is as follows:

Condensed Consolidated Balance Sheet – March 31, 2008

	As Reported	Reverse Goodwill	Reverse Additional Paid-In Capital	Reverse Vyrex Stockholders’ Equity	As Restated
Assets
Current Assets
Cash and cash equivalents	$92,176	—	—	—	$92,176
Accounts receivable	11,063	—	—	—	11,063

Total Current Assets	103,239				$103,239
Property and Equipment
Property and equipment, net of accumulated depreciation	10,826	—	—	—	10,826
Other Assets
Goodwill	7,650,073	(7,650,073)	—	—	—

Total Assets	$7,764,138	$(7,650,073)	$—	$—	$114,065

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$62,660	—	—	—	$62,660
Stockholders’ Equity
Common Stock	2,589	—	—	—	2,589
Additional paid-in capital	21,368,953		(7,650,073)	(13,246,536)	472,344
Deficit accumulated in the development stage	(13,670,064)			13,246,536	(423,528)

Total Stockholders’ equity	7,701,478	—	(7,650,073)	—	51,405

Total Liabilities and Stockholders’ Equity	$7,764,138	$—	$(7,650,073)	$—	$114,065

Condensed Consolidated Balance Sheet – December 31, 2007

	As Reported	Reverse Vyrex Balance Sheet	PowerVerde, Inc. Historical Balance Sheet	As Restated
Assets
Current Assets
Cash and cash equivalents	$4,125	(4,125)	160,582	$160,582
Accounts receivable	5,736	(5,736)	233,131	233,131

Total Current Assets	9,861	(9,861)	393,713	393,713
Property and Equipment
Property and equipment, net of accumulated depreciation	—	—	11,487	11,487

Total Assets	$9,861	$(9,861)	$405,200	$405,200

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$200,609	(200,609)	—	$—
Accrued expenses	106,009	(106,009)
Note payable	200,000	(200,000)

Total Current Liabilities	506,618	(506,618)	—	—
Stockholders’ Equity
Common Stock	102	(102)	20,350	20,350
Additional paid-in capital	13,129,473	(13,129,473)	659,252	659,252
Deficit accumulated in the development stage	(13,626,332)	13,626,332	(274,402)	(274,402)

Total Stockholders’ equity	(496,757)	496,757	405,200	405,200

Total Liabilities and Stockholders’ Equity	$9,861	$(9,861)	$405,200	$405,200

Condensed Consolidated Statements of Operations for the Three months ended March 31, 2008

	As Reported	Reverse Vyrex Results of Operations for the period from 01/01/08 - 02/12/08	PowerVerde, Inc. Results of Operations for the period from 01/01/08 - 02/12/08	As Restated
Licensing and Royalty Revenue	$11,063	$—	$—	$11,063

Operating Expenses
Research and Development	48,437	—	22,735	71,172
General and administrative	27,536	55,910	5,571	89,017

Total Operating Expenses	75,973	55,910	28,306	160,189

Loss from Operations	(64,910)	(55,910)	(28,306)	(149,126)
Other Income (Expenses)
Interest Income	23,480	(23,480)	—	—
Interest Expense	(2,301)	2,301	—	—

Total Other Income (Expenses)	21,179	(21,179)	—	—

Loss before Income Taxes	(43,731)	(77,089)	(28,306)	(149,126)
Provision for Income Taxes	—	—	—	—

Net Loss	$(43,731)	$(77,089)	$(28,306)	$(149,126)

Net Loss per share - Basic and Diluted	$0.00			($0.01)

Condensed Consolidated Statements of Operations for the Three months ended March 31, 2007

	As Reported	Reverse Vyrex Results of Operations Three months March 31, 2007	PowerVerde, Inc. Results of Operations Three Months ended March 31, 2007	As Restated
Licensing and Royalty Revenue	$14,465	(14,465)	$—	$—

Operating Expenses
General and administrative	16,377	(16,377)	11,574	11,574

Total Operating Expenses	16,377	(16,377)	11,574	11,574

Loss from Operations	(1,912)	1,912	(11,574)	(11,574)
Other Income (Expenses)
Interest Expense	(5,351)	5,351	—	—

Total Other Income (Expenses)	(5,351)	5,351	—	—

Loss before Income Taxes	(7,263)	7,263	(11,574)	(11,574)
Provision for Income Taxes	—	—	—	—

Net Loss	$(7,263)	$7,263	$(11,574)	$(11,574)

Net Loss per share - Basic and Diluted	$0.00			$0.00

Condensed Consolidated Statements of Operations

Cumulative from Inception through March 31, 2008

	As Reported	Reverse Vyrex Results of Operations from inception through February 12, 2008	As Restated
Licensing and Royalty Revenue	$933,193	$(922,130)	$11,063

Operating Expenses
Research and Development	6,542,215	(6,342,163)	200,052
General and administrative	7,005,026	(6,770,419)	234,607

Total Operating Expenses	13,547,241	(13,112,582)	434,659

Loss from Operations	(12,614,048)	12,190,452	(423,596)
Other Income (Expenses)
Interest Income	499,856	(499,788)	68
Gain on sale of investment in available for sale securities	13,878	(13,878)	—
Other income	4,434	(4,434)	—
Change from issuance of stock options for bridge financing	(1,349,900)	1,349,900	—
Interest Expense	(224,282)	224,282	—

Total Other Income (Expenses)	(1,056,014)	1,056,082	68

Loss before Income Taxes	(13,670,062)	13,246,534	(423,528)
Provision for Income Taxes	—	—	—

Net Loss	$(13,670,062)	$13,246,534	$(423,528)

Note 4 – Recent Accounting Pronouncements

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

In September 2006, the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measures.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have on its future consolidated financial statements.

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

On February 11, 2008, Vyrex; PowerVerde, Inc. (“PowerVerde”); and Vyrex Acquisition Corporation (“VAC”), a wholly-owned subsidiary of Vyrex, all Delaware corporations, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, on February 12, 2008, VAC merged with and into PowerVerde, with PowerVerde remaining as the surviving corporation and a wholly-owned subsidiary of Vyrex (the “Merger”). As consideration for the Merger, as of the closing of the Merger, each issued and outstanding share of common stock of PowerVerde was converted into the right to receive 1.2053301 shares of the common stock of Vyrex and each share of VAC was converted into one share of PowerVerde common stock. As a result of the Merger, the former shareholders of PowerVerde hold 95% of the common stock of Vyrex. Pursuant to the Merger Agreement, PowerVerde paid $233,000 in accounts payable and other liabilities owed by Vyrex. In addition, immediately prior to execution of the Merger Agreement, Vyrex paid a $200,000 promissory note through the issuance of 250,000 shares of common stock for $50,000 in accrued and unpaid interest) and issued an additional 25,000 shares of common stock as payment for certain consulting and administrative services.

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

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of debt and equity securities. As of March 31, 2008, we had a working capital surplus of $40,579 compared to a working capital deficit of $426,067 at March 31, 2007. The working capital deficit was reversed because, pursuant to the February 2008 Merger and related transactions, PowerVerde satisfied $433,000 of Vyrex’s liabilities ($233,00 in accounts payable owed by Vyrex and $200,000 owed pursuant to a certain promissory note issued by Vyrex) and PowerVerde had cash on hand as of the time of the Merger.

As of the date of this Report, we have enough cash to sustain operations for approximately the next two months. Consequently, we need to promptly raise substantial additional capital in order to finance our plan of operations. W intend to seek the necessary funds through private debt and/or equity transactions. There can be no assurance that we will be able to raise the necessary funds on a timely basis. If we do not, we will be forced to cease operations.

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

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and President, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and President concluded that, as a result of the need to restate our financial statements described in Note 3 to our unaudited financial statements set forth in Part I, above, the Company’s disclosure controls and procedures were ineffective.

As of the date of this amended report, the Company has taken the following steps to address this issue:

1.	Before each report is filed, management of the Company will review the SEC’s website, www.sec.gov, along with other authoritative sources of reporting and accounting matters, in an effort to determine any recent changes in the rules affecting our disclosure obligations; and

2.	As each report is prepared, we will discuss with our independent consultants who assist us in the review of the SEC reports and financial statements included within the reports whether they are aware of any recent changes in the rules affecting our disclosure obligations.

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable

Item 1A.	Risk Factors

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4T.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13(a) or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2008

VYREX CORPORATION

By:	/s/ George Konrad
George Konrad
President and Principal Executive Officer and Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.