Form 10-Q/A
period 2008-06-30
POWERVERDE, INC.
filed 2008-11-14
CIK 933972

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

Explanatory Note

The purpose of this Amendment No. 1 on Form 10-Q/A is to respond to comments received from the U.S. Securities and Exchange Commission’s Division of Corporation Finance in two letters dated August 20, 2008 and October 8, 2008, regarding our previously filed Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008, filed with the U.S. Securities and Exchange Commission on August 19, 2008 (“Original Form 10-Q”). This amendment amends the following:

•

The financial statements have been revised to reconcile amounts shown as deficit accumulated during the development stage on our balance sheet with our net loss since inception shown on the income statement. In this regard, in connection with the recapitalization, we eliminated the additional paid-in capital and retained earnings of the accounting target (Vyrex Corporation).

•

We have added a statement of changes in stockholders’ equity from December 31, 2007, showing the adjustments that we recorded to reflect the recapitalization in connection with our February 2008 reverse merger.

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

•	The certification filed as Exhibit 31.1 to the Original Form 10-Q has been revised to conform to the exact wording required by Item 601(b)(31) of Regulation S-K.

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

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Balance Sheets

June 30, 2008 and December 31, 2007 (As Restated)

(Unaudited)

	June 30, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$18,711	$160,582
Accounts receivable	3,237	233,131

Total Current Assets	21,948	393,713

Property and Equipment
Property and equipment, net of accumulated depreciation of $2,244 and $914, respectively	10,157	11,487

Total Assets	$32,105	$405,200

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	50,509	—
Notes payable	72,500	—

Total Current Liabilities	123,009	—

Stockholders’ Equity
Common stock:
100,000,000 common shares authorized, par value $0.001 per share, 20,350,000 common shares issued and outstanding at December 31, 2007	—	20,350
100,000,000 common shares authorized, par value $0.0001 per share, 25,882,878 common shares issued and outstanding at June 30, 2008	2,589	—
Additional paid-in capital	472,344	659,252
Deficit accumulated during the development stage	(565,837)	(274,402)

Total Stockholders’ Equity	(90,904)	405,200

Total Liabilities and Stockholders’ Equity	$32,105	$405,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Operations

For the three months and six months ended June 30, 2008 and 2007, and the period from March 9, 2007 (Date of Inception) to June 30, 2008 (As Restated)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Cumulative from inception through June 30, 2008
	2008	2007	2008	2007
Licensing and Royalty Revenue	$3,236	$—	$14,299	$—	$14,299

Operating Expenses
Research and development	70,866	2,800	142,038	2,800	270,918
General and administrative	81,412	1,298	170,429	12,872	316,019

Total Operating Expenses	152,278	4,098	312,467	15,672	586,937

Loss from Operations	(149,042)	(4,098)	(298,168)	(15,672)	(572,638)
Other Income (Expenses)
Interest income	—	—	—	—	68
Other income	7,500	—	7,500	—	7,500
Interest expense	(767)	—	(767)	—	(767)

Total Other Income (Expense)	6,733	—	6,733	—	6,801

Loss before Income Taxes	(142,309)	(4,098)	(291,435)	(15,672)	(565,837)
Provision for Income Taxes	—	—	—	—	—

Net Loss	$(142,309)	$(4,098)	$(291,435)	$(15,672)	$(565,837)

Net Loss per Share—Basic and Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted Average Common Shares Outstanding - Basic and Diluted	14,410,330	20,029,167	14,410,330	20,029,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the six months ended June 30, 2008 (As Restated)

(Unaudited)

	Common Shares	Common Stock	Paid in Capital	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity
Balances, December 31, 2007	20,350,000	$20,350	$659,252	$(274,402)	$405,200
Sale of common stock at $.50 per share	50,000	50	24,950	—	25,000
Stockholder Equity of Vyrex Corporation at merger	1,019,144	102	(479,771)	—	(479,669)
Recapitalization of PowerVerde stockholders’ equity	(20,400,000)	(20,400)	20,400	—	—
Shares issued related to forgiveness and issued for services	275,000	28	249,972		250,000
Shares issued in exchange for PowerVerde shares	24,588,734	2,459	(2,459)	—	—
Net loss for the six months	—	—	—	(291,435)	(291,435)
Balances, June 30, 2008	25,882,878	$2,589	$472,344	$(565,837)	$(90,904)

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2008 and 2007, and the period from March 9, 2007 (Date of Inception) to June 30, 2008 (As Restated)

(Unaudited)

	2008	2007	Cumulative from inception through June 30, 2008
Cash Flows from Operating Activities
Net loss	$(291,435)	$(15,672)	$(565,837)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, amortization, and impairment charges	1,330	41	2,244
Share based compensation	—	—	50,000
Changes in operating assets and liabilities:
Accounts receivable and other assets	(3,237)	—	(3,237)
Accounts payable and accrued liabilities	53,099	13,075	50,509

Cash Used in Operating Activities	(240,243)	(2,556)	(466,321)

Cash Flows From Investing Activities
Purchase of fixed assets	—	(1,501)	(12,401)
Cash acquired in business acquisition	872	—	872

Cash Provided by (Used in) Investing Activities	872	(1,501)	(11,529)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	25,000	25,000	700,000
Proceeds from notes payable	72,500	—	72,500
Payment of stock issuance costs	—	—	(45,397)
Payment of merger related transaction costs	—	—	(230,542)

Cash Provided by Financing Activities	97,500	25,000	496,561

Net Increase (Decrease) in Cash	(141,871)	20,943	18,711
Cash, at Beginning of Period	160,582	—	—

Cash, at End of Period	$18,711	$20,943	$18,711

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

$401,894

At a stockholder meeting held on August 6, 2008, the Company’s stockholders approved (i) the change of the Company’s name to “PowerVerde, Inc.” and (ii) the Amended and Restated Certificate of Incorporation filed as an exhibit to this Report. Immediately prior to the filing of the Certificate changing the Company’s name, the name of the Company’s operating subsidiary was changed from “PowerVerde, Inc.” to “PowerVerde Systems, Inc.”.

Note 3 – Restatement of Previously Issued Interim Financial Statements

On August 20, 2008, management and the Board of Directors of the Company determined that the Company’s financial statements for the interim period ended June 30, 2008 could no longer be relied upon because of a change in the accounting treatment of the Merger discussed in Note 2 above.

The merger transaction was originally accounted for as a reverse merger of the Company; however, in response to a recent comment letter the Company received from the U.S. Securities and Exchange Commission, the Company has treated this transaction as equivalent to the issuance of stock by PowerVerde for the net monetary assets of the Company, accompanied by a recapitalization of

PowerVerde. The accounting treatment is identical to that resulting from a reverse merger, except that no good will or other intangibles has been recorded.

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

The effects of these corrections on the accompanying unaudited condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007, and the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 and a discussion of the nature of the adjustments made to the balances are as follows:

Stockholders’ Equity

The Company did not properly account for the effect of the reverse merger in its reported stockholders’ equity. As noted above, PowerVerde, Inc. was treated as the acquiring entity for accounting and financial reporting purposes. As a result, the historical financial statements prior to the date of the acquisition should have been those of the accounting acquirer, PowerVerde, Inc. However, reported stockholders’ equity erroneously included the additional paid-in capital and deficit accumulated in the development stage of Vyrex Corporation. The effect of the adjustment is a decrease in additional paid-in capital and deficit accumulated in the development stage in the amount of $13,293,202 as of June 30, 2008.

Historical Financial Statements

The condensed consolidated balance sheet of Vyrex Corporation as of December 31, 2007 was included in the original Form 10-Q for the quarter ended June 30, 2008. As noted above, the historical financial statements should have been those of PowerVerde, Inc.

A reconciliation of the unaudited condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007 to the previously filed financial statements is as follows:

Condensed Consolidated Balance Sheet – June 30, 2008

	As Reported	Reverse Vyrex Stockholders’ Equity	As Restated
Assets
Current Assets
Cash and cash equivalents	$18,711	—	$18,711
Accounts receivable	3,237	—	3,237

Total Current Assets	21,948	—	$21,948
Property and Equipment
Property and equipment, net of accumulated depreciation	10,157	—	10,157

Total Assets	$32,105	$—	$32,105

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$50,509	—	$50,509
Notes payable	72,500		72,500

Total Current Liabilities	123,009	—	123,009

Stockholders’ Equity
Common Stock	2,589	—	2,589
Additional paid-in capital	13,765,546	(13,293,202)	472,344
Deficit accumulated in the development stage	(13,859,039)	13,293,202	(565,837)

Total Stockholders’ equity	(90,904)	—	(90,904)

Total Liabilities and Stockholders’ Equity	$32,105	$—	$32,105

Condensed Consolidated Balance Sheet – December 31, 2007

	As Reported	Reverse Vyrex Balance Sheet	PowerVerde, Inc. Historical Balance Sheet	As Restated
Assets
Current Assets
Cash and cash equivalents	$4,125	(4,125)	160,582	$160,582
Accounts receivable	5,736	(5,736)	233,131	233,131

Total Current Assets	9,861	(9,861)	393,713	393,713
Property and Equipment
Property and equipment, net of accumulated depreciation	—	—	11,487	11,487

Total Assets	$9,861	$(9,861)	$405,200	$405,200

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$200,609	(200,609)	—	$—
Accrued expenses	106,009	(106,009)
Note payable	200,000	(200,000)

Total Current Liabilities	506,618	(506,618)	—	—
Stockholders’ Equity
Common Stock	102	(102)	20,350	20,350
Additional paid-in capital	13,129,473	(13,129,473)	659,252	659,252
Deficit accumulated in the development stage	(13,626,332)	13,626,332	(274,402)	(274,402)

Total Stockholders’ equity	(496,757)	496,757	405,200	405,200

Total Liabilities and Stockholders’ Equity	$9,861	$(9,861)	$405,200	$405,200

Note 4 – Recent Accounting Pronouncements

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

Note 5 – Notes Payable

In the second and third quarters of 2008, the Company completed an offering of $250,000 in principal amount of Series A Promissory Notes. Of these notes, $72,500 are due on May 30, 2009 and $177,500 are due on June 30, 2009. The Notes are due May 30, 2009 and bear interest at the rate of 10% per annum. This resulted in gross proceeds to the Company of $72,500 as of June 30, 2008 and $177,500 in the third quarter. In consideration for the purchase of the Series A Promissory Notes, each investor received three-year warrants to purchase shares of the Company’s common stock at an exercise price of $1.50 per share (25,000 shares for each $25,000 invested).

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

Please note that the information provided below relates to the combined company after the Merger. Since our material operations after the Merger will consist solely of PowerVerde operations, except where the context otherwise requires, references throughout this Report hereafter to “Vyrex”, “PowerVerde,” “we,” “us,” “our” and the “Company” will mean or refer to PowerVerde’s business and operations.

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

Our sole revenues in the second quarter of 2008 and 2007 consisted of royalty payments under the Boron agreement. All of our research and development expenses in the second quarter of 2008 were due to PowerVerde activities, except for the $7,500 Boron annual licensing fee.

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

All of our research and development expenses in the second quarter of 2008 were due to PowerVerde activities, except for the $7,500 Boron annual licensing fee. General and administrative expenses for the six months ended June 30, 2008 were significantly higher than in the comparable period of 2007. This is primarily the result of the merger between PowerVerde and the Company.

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

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and President, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and President concluded that, as a result of the need to restate our financial statements described in Note 3 to our unaudited financial statements set forth in Part I, above, the Company’s disclosure controls and procedures were ineffective as of June 30, 2008.

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

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

(a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (1)

31.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Previously filed on Form 10-Q filed with the SEC on August 19, 2008

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