Form 10-Q
period 2008-09-30
POWERVERDE, INC.
filed 2008-11-14
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 13, 2008, the issuer had 25,882,878 shares of common stock outstanding.

PowerVerde, Inc.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Balance Sheets

September 30, 2008 and December 31, 2007

(Unaudited)

	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$32,471	$160,582
Accounts receivable	6,864	233,131

Total Current Assets	39,335	393,713

Property and Equipment
Property and equipment, net of accumulated depreciation of $2,948 and $914, respectively	10,750	11,487
Total Assets	$50,085	$405,200

Current Liabilities
Accounts payable and accrued expenses	$61,358	$—
Notes payable	250,000	—

Total Current Liabilities	311,358	—

Stockholders’ Equity
Common stock:
100,000,000 common shares authorized, par value $0.001 per share, 20,350,000 common shares issued and outstanding at December 31, 2007	—	20,350
100,000,000 common shares authorized, par value $0.0001 per share, 25,882,878 common shares issued and outstanding at September 30, 2008	2,589	—
Additional paid-in capital	472,344	659,252
Deficit accumulated in the development stage	(736,206)	(274,402)

Total Stockholders’ Equity (Deficiency)	(261,273)	405,200

Total Liabilities and Stockholders’ Equity (Deficiency)	$50,085	$405,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Operations

For the three months and nine months ended September 30, 2008 and 2007, and the period from March 9, 2007 (Date of Inception) to September 30, 2008

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Cumulative from inception through September 30, 2008
	2008	2007	2008	2007
Licensing and Royalty Revenue	$6,864	$—	$21,163	$—	$21,163

Operating Expenses
Research and development	70,580	43,209	212,618	46,009	341,498
General and administrative	93,152	127,631	237,511	140,503	409,171

Total Operating Expenses	163,732	170,840	450,129	186,512	750,669

Loss from Operations	(156,868)	(170,840)	(428,966)	(186,512)	(729,506)

Other Income (Expenses)
Interest income	—	—	2,301	—	2,301
Other expense	(13,501)	—	(35,139)	—	(14,268)

Total Other Income (Expense)	(13,501)	—	(32,838)	—	(9,001)

Loss before Income Taxes	(170,369)	(170,840)	(461,804)	(186,512)	(736,206)
Provision for Income Taxes	—	—	—	—	—

Net Loss	$(170,369)	$(170,840)	$(461,804)	$(186,512)	$(736,206)

Net Loss per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.01)

Weighted Average Common Shares Outstanding - Basic and Diluted	14,410,330	20,029,167	14,410,330	20,029,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity

For the nine months ended September 30, 2008

(Unaudited)

	Common Shares	Common Stock	Paid in Capital	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity
Balances, December 31, 2007	20,350,000	$20,350	$659,252	$(274,402)	$405,200
Sale of common stock at $.50 per share	50,000	50	24,950	—	25,000
Stockholder Equity of Vyrex Corporation at merger	1,019,144	102	(479,771)	—	(479,669)
Recapitalization of PowerVerde stockholders’ equity	(20,400,000)	(20,400)	20,400	—	—
Shares issued related to forgiveness of debt and issued for services	275,000	28	249,972	—	250,000
Shares issued in exchange for PowerVerde shares	24,588,734	2,459	(2,459)	—	—
Net loss for the nine months	—	—	—	(461,804)	(461,804)

Balances, September 30, 2008	25,882,878	$2,589	$472,344	$(736,206)	$(261,273)

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2008 and 2007, and the period from March 9, 2007 (Date of Inception) to September 30, 2008

(Unaudited)

	2008	2007	Cumulative from Inception through September 30, 2008
Cash Flows from Operating Activities
Net loss	$(461,804)	(186,512)	$(736,206)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, amortization, and impairment charges	2,034	243	2,948
Share based compensation	—	—	50,000
Changes in operating assets and liabilities:
Accounts receivable and other assets	(6,864)	—	(6,864)
Accounts payable and accrued liabilities	63,948	4,245	61,358

Cash Used in Operating Activities	(402,686)	(182,024)	(628,764)

Cash Flows From Investing Activities
Purchase of fixed assets	(1,297)	(12,401)	(13,698)
Cash acquired in business acquisition	872	—	872

Cash Used in Investing Activities	(425)	(12,401)	(12,824)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	25,000	500,000	700,000
Proceeds from notes payable	250,000	—	250,000
Payment of stock issuance costs	—	(45,397)	(45,397)
Payment of merger related transaction costs	—	—	(230,542)

Cash Provided by Financing Activities	275,000	454,603	674,061

Net Increase (Decrease) in Cash	(128,111)	260,178	32,471
Cash, at Beginning of Period	160,582	—	—

Cash, at End of Period	$32,471	$260,178	$32,471

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2008

Note 1 – Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report for the year ended December 31, 2007. The results of operations for the three and nine months ended September 30, 2008, are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements include the accounts of PowerVerde, Inc., formerly known as Vyrex Corporation (the “Company”), and PowerVerde Systems, Inc., formerly known as PowerVerde, Inc., its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

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

$401,894

At a stockholder meeting held on August 6, 2008, the Company’s stockholders approved (i) the change of the Company’s name to “PowerVerde, Inc.” and (ii) the Amended and Restated Certificate of Incorporation filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended June 30, 2008. Immediately prior to the filing of the Certificate changing the Company’s name, the name of the Company’s operating subsidiary was changed from “PowerVerde, Inc.” to “PowerVerde Systems, Inc.”

Note 3 – Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. Relative to SFAS 157, the FASB issued FSP FAS 157-1, FAS 157-2, and FAS 157-3. FSP FAS 157-1 amends SFAS 157 to exclude SFAS 13 and its related interpretive accounting pronouncements that address leasing transactions, while FSP FAS 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-3 clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. This FSP is effective immediately and includes those periods for which financial statements have not been issued. We currently do not have any financial assets that are valued using inactive markets, and as such are not impacted by the issuance of this FSP. We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations” (SFAS 141). SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, until either abandoned or completed, at which point the useful lives will be determined; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. Upon adoption, SFAS 141(R) will not have a significant impact on our consolidated financial position and results of operations; however, any business combination entered into after the adoption may significantly impact our financial position and results of operations when compared to acquisitions accounted for under existing U.S. Generally Accepted Accounting Principles (GAAP).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We have evaluated this new statement and have determined that the statement will not have a significant impact on the reporting of our financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement; however, the new statement will not have an impact on the determination of our consolidated financial results.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other principles of GAAP. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our consolidated financial results.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our consolidated financial results.

Note 4 – Notes Payable

In the second and third quarters of 2008, the Company completed an offering of $250,000 in principal amount of Series A Promissory Notes. The Notes are due on May 30, 2009, and bear interest at the rate of 10% per annum. This resulted in gross proceeds to the Company of $72,500 in the second quarter and $177,500 in the third quarter. In consideration for the purchase of the Series A Promissory Notes, each investor received three-year warrants to purchase shares of the Company’s common stock at an exercise price of $1.50 per share (25,000 shares for each $25,000 invested).

Note 5 – Subsequent Event

On November 13, 2008, the Company entered into a line of credit agreement in the amount of $50,000 with its principal executive officer. The agreement expires on November 13, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Readers are cautioned that the statements in this Report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us as of the date of this Report. When used in this Report, the words “plan,” “will,” “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project” and similar expressions are intended to identify such forward-looking statements. Although we believe these statements are reasonable, actual actions, operations and results could differ materially from those indicated by such forward-looking statements as a result of the risk factors included in our annual report on Form 10-KSB for the year ended December 31, 2007, or other factors. We must caution, however, that this list of factors may not be exhaustive and that these or other factors, many of which are outside of our control, could have a material adverse effect on us and our ability to achieve our objectives. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above.

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

In the second and third quarters of 2008, we completed an offering of $250,000 in principal amount of Series A Promissory Notes due May 30, 2009. This resulted in gross proceeds to the Company of $72,500 in the second quarter and $177,500 in the third quarter. In consideration for the purchase of the Series A Promissory Notes, each investor received three-year warrants to purchase shares of the Company’s common stock at an exercise price of $1.50 per share (25,000 shares for each $25,000 invested).

As of September 30, 2008, our accumulated deficit was $736,206 (reflecting the losses of the PowerVerde business since inception in March 2007). We do not expect to receive any further material revenues from the Biotech Business. We are entitled to a minimum royalty of $7,500 per year under our Boron compound sublicense agreement; however, we must pay $7,500 per year to the licensor.

As a development stage company, we have never generated any substantial revenue from product sales and have relied primarily on equity financing, licensing revenues, and various debt instruments for our working capital. We have been unprofitable since our inception.

On August 6, 2008, we held a meeting of our stockholders. At this meeting, our stockholders approved (i) the change of the Company’s name to “PowerVerde, Inc.” and (ii) the Amended and Restated Certificate of Incorporation filed as an exhibit to our report on Form 10-Q for the quarter ended June 30, 2008. Immediately prior to the filing of the Certificate changing our name, we changed the name of our operating subsidiary from “PowerVerde, Inc.” to “PowerVerde Systems, Inc.”

Please note that the information provided below relates to the combined company after the Merger. Since our material operations after the Merger will consist solely of PowerVerde operations, except where the context otherwise requires, references throughout this Report hereafter to ”Vyrex”, “PowerVerde,” “we,” “us,” “our” and the “Company” will mean or refer to PowerVerde’s business and operations.

Results of Operations

Three Months Ended September 30, 2008 as Compared to Three Months Ended September 30, 2007

From January 2007 to February 2008, Vyrex’s material activities consisted of seeking a merger partner. This merger was consummated on February 12, 2008. PowerVerde was incorporated in March 2007 and its material operations began in the second quarter of 2007; however, PowerVerde has yet to generate revenue from its operations.

Our sole revenues in the third quarter of 2008 and 2007 consisted of royalty payments under the Boron agreement. All of our research and development expenses in the third quarter of 2008 were due to PowerVerde’s activities, except for the $7,500 Boron annual licensing fee.

General and administrative expenses increased substantially in the third quarter of 2008 compared to the same period in the prior year. This is primarily as a result of the PowerVerde acquisition and the operations of PowerVerde. See the Plan of Operation set forth below.

Nine Months Ended September 30, 2008 as Compared to Nine Months Ended September 30, 2007

Our sole revenues in the first nine months of 2008 and 2007 consisted of royalty payments under the Boron agreement.

All of our research and development expenses in the first nine months of 2008 were due to PowerVerde activities, except for the $7,500 Boron annual licensing fee. General and administrative expenses for the nine months ended September 30, 2008 were significantly higher than in the comparable period of 2007. This is primarily the result of the merger between PowerVerde and the Company and the operations of PowerVerde.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of debt and equity securities. As of September 30, 2008, we had a working capital deficit of $272,023 compared to a working capital surplus of $393,713 at December 31, 2007.

We recently raised $250,000 through the sale of Series A Promissory Notes, $72,500 of which were sold in the second quarter and $177,500 of which were sold in the third quarter. The Notes are due May 30, 2009, and bear interest at the rate of 10% per annum. Each investor who purchased the notes received three-year warrants to purchase shares of the Company’s common stock at an exercise price of $1.50 per share (25,000 shares for each $25,000 invested). The net proceeds received by the Company from this offering have been and will be used for research and development and general and administrative expenses.

At September 30, 2008, we had cash of $32,471. Consequently, we need to raise substantial additional capital in order to finance our plan of operations. We intend to seek the necessary funds though private debt and/or equity transactions. There can be no assurance that we will be able to raise the necessary funds on a timely basis. If we do not, we will be forced to cease operations.

On November 13, 2008, our President/CEO, George Konrad, agreed to provide PowerVerde with short-term working capital in the form of a $50,000 one-year line of credit. The line of credit accrues interest on advanced funds at a rate of 12.25% per year. All funds advanced are due, together with accrued interest, on November 13, 2009. In connection with the line of credit, PowerVerde agreed to issue to Mr. Konrad warrants to purchase one share of common stock at a price of $2.30 per share (the closing price on November 13, 2008) for each $1.00 loaned to PowerVerde. As of the date of this report, Mr. Konrad has not yet made any advances or received any warrants under the line of credit agreement.

Plan of Operation

General

The following plan of operation for our ongoing PowerVerde business provides information which our management believes is relevant to an assessment and understanding of our business, operations and financial condition.

Our sole business involves the production of advanced renewable power generator systems comprised of gas pressure and gas expansion motors, and related research and development activities. These patented systems operate without combustion or fossil fuel by creating electrical power from a low grade heat source or adequate pressure forum. PowerVerde is an environmentally friendly green company producing zero emissions or waste stream byproducts.

We plan to mass produce our power systems using proven techniques established by high technology manufacturing companies such as Boeing. This outsourcing process utilizes other companies to produce many of the necessary parts which save the selling company the cost of buying machinery or establishing a large manufacturing facility with the attendant costs of salaries, benefits and overhead.

We are in a unique position to utilize such a system. One of our co-founders, our President and CEO George Konrad, owns and operates a manufacturing facility, Arizona Research and Development (“ARD”), which is capable of producing all of the manufactured parts needed for the PowerVerde systems. We intend to enter into an agreement with ARD to manufacture machined parts for the PowerVerde patented motor as well as assemble the motors and Organic Rankine Cycles, all on fair market terms. ARD will also test and qualify all systems under a rigid quality control program.

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

We have no employees as of the date of this Report; however, since inception, ARD and our co-founder, Vice President/Engineering Fred Barker, have provided the engineering, development, manufacturing and machining services we have required at market rates of compensation. In October, 2008, we retained a third party engineering consultant to work on a full-time basis.

Our initial marketing focus relates to potential use of our systems by utilities using natural gas and by natural gas pipeline companies, as we believe our systems can be attached to natural gas pipelines at the “city gates” or collection points and use the regular pressure drops from pipeline operations to generate electricity without depleting any of the natural gas or disrupting service to end users.

We have submitted proposals to install our patented renewable energy generation systems at various points along existing natural gas pipelines owned by two public utilities and a major natural gas pipeline company. We believe that, if installed, these systems will produce multiple megawatt hours of green, non-polluting, renewable electricity.

We are currently assembling and testing our gas pressure motor at an independent facility in Arlington, Washington, and we expect to have a demonstration unit ready for installation on a natural gas pipeline of a major utility by the first quarter of 2009. There can be no assurance that any utility or pipeline company will approve such an installation or that we will successfully meet this timetable.

We have not yet entered into any agreements for distribution or marketing of our products, and there can be no assurance that we will ever do so. As of the date of this report, we cannot predict when or if we will commence sales of our products.

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

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and President, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and President concluded that, as a result of the need to restate our financial statements as set forth in our Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2008 and June 30, 2008, the Company’s disclosure controls and procedures were ineffective.

As of the date of this report, the Company has taken the following steps to address this issue:

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

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable

Item 1A.	Risk Factors

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We recently raised $250,000 through the sale of Series A Promissory Notes. This resulted in gross proceeds to the Company of $72,500 in the second quarter and $177,500 in the third quarter. The Notes bear interest at the rate of 10% per annum. These notes are due May 30, 2009. Each investor who purchased the notes received three-year warrants to purchase shares of the Company’s common stock at an exercise price of $1.50 per share (25,000 shares for each $25,000 invested). The net proceeds received by the Company from this offering have been and will be used for research and development and general and administrative expenses.

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

At a special stockholder meeting held on August 6, 2008, our stockholders approved (i) the change of our name to “PowerVerde, Inc.” and (ii) the Amended and Restated Certificate of Incorporation filed as an exhibit to our Report on Form 10-Q for the quarter ended June 30, 2008. The amendment to our Certificate of Incorporation was primarily for the purpose of removing anti-takeover provisions which had been put in place by Vyrex. Immediately prior to the filing of the Certificate changing our name, the name of our operating subsidiary was changed from “PowerVerde, Inc.” to “PowerVerde Systems, Inc.”

The votes on these matters were as follows:

1.	Name Change
	For:	19,995,844
	Against:	48
	Abstain:	0

2.	Amendment to Certificate of Incorporation
	For:	19,995,844
	Against:	48
	Abstain:	0

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

(a)	Exhibits

10.4	Line of Credit Agreement between PowerVerde, Inc., and George Konrad dated November 13, 2008, including form of Note and Warrant

31.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13(a) or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2008

POWERVERDE, INC.

By:	/s/ George Konrad
George Konrad
President and Principal Executive Officer and Principal Accounting Officer

Exhibit Index

Exhibit No.	Description
10.4	Line of Credit Agreement between PowerVerde, Inc., and George Konrad dated November 13, 2008, including form of Note and Warrant

31.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002