Form 10-K
period 2008-12-31
POWERVERDE, INC.
filed 2009-04-15
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Commission File No. 000-27866

PowerVerde, Inc.

(Exact name of registrant as specified in its charter)

Delaware	88-0271109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21615 N. 2nd Avenue, Phoenix, Arizona	85027
(Address of principal executive offices)	(Zip Code)

(623) 780-3321

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock equity, as of June 30, 2008, the last business day of the issuer’s most recently completed second fiscal quarter: $23,800,723.45.

As of March 31, 2009, the number of outstanding shares of common stock, $0.0001 par value per share, of the registrant was 25,882,878.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PowerVerde, Inc.

Annual Report on Form 10-K

Year Ended December 31, 2008

PART I

ITEM 1.	BUSINESS

General

Vyrex Corporation (“Vyrex” or the “Company”) was incorporated in Nevada in 1991, and operated as a research and development stage company seeking to discover and develop pharmaceuticals, nutraceuticals and cosmeceuticals for the treatment and prevention of respiratory, cardiovascular and neurodegenerative diseases and conditions associated with aging (the “Biotech Business”). The Biotech Business was unsuccessful and, as a result, the Company ceased material operations relating to that business in October 2005; however, the Company retained its intellectual property rights and contract rights relating to that business (the “Biotech IP”). On October 17, 2005, the Company reincorporated in Delaware.

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

On August 6, 2008, at a special meeting of shareholders, Vyrex’s name was changed to “PowerVerde, Inc.” Simultaneously, the name of our operating company, PowerVerde, Inc., was changed to “PowerVerde Systems, Inc.”

In March 2009, we sold all of the Biotech IP to Dr. Edward Gomez, a pre-Merger investor in PowerVerde and now a shareholder of the Company. In exchange for the assignment of the Biotech IP to him, Dr. Gomez agreed to (i) pay all future costs and expenses relating to the Biotech IP, including, but not limited to, patent fees, license fees and legal fees, and (ii) pay to the Company 20% of all net revenues received from the sale and/or licensing of any of the Biotech IP.

Please note that the information provided below relates to the combined company after the Merger. Since our operations after the Merger consist solely of PowerVerde operations, except where the context otherwise requires, references throughout this Report hereafter to “PowerVerde,” “we,” “us,” “our” and the “Company” will mean or refer to PowerVerde’s business and operations.

The Company is a Delaware corporation formed in March 2007 by its two principal owners and officers: George Konrad and Fred Barker. The Company was formed in order to further develop, commercialize and market a series of unique electric generating power systems designed to produce electrical power with zero emissions or waste byproducts, based on a patented pressure-driven motor. The design of the motor was conceived by Mr. Barker in January 2001. Mr. Barker previously had a working relationship with Mr. Konrad and enlisted Mr. Konrad and his manufacturing expertise, together with Mr. Barker’s own engineering expertise, to co-develop the motor.

An initial prototype of the motor was created and tested in early 2002, based on which Messrs. Barker and Konrad concluded that the concept would work. A new design was developed in early 2007, which resulted in a motor that produced more torque and horsepower as well as being easier to mass produce. The prototype has been tested extensively and substantial tooling, engineering and CAM/CNC programming has been completed for the eventual mass production model motor. Based on data learned from these earlier prototypes, PowerVerde has completed three additional 25/50kW motors and is working on a more powerful and advanced Organic Rankine Cycle system. The Company has built and is beginning to test three 100kW pressure-driven motors as well. The latter systems are intended to be mounted on natural gas pipeline gates, an infrastructure used by gas utilities and natural gas pipeline companies. These two markets are differentiated by the former using heat as a fuel source to expand gas to drive the motor and the latter using natural gas pipeline technology to capture wasted energy or pressure to drive the system. We expect to complete the final design by the end of the second quarter of 2009, at which time we would be able to begin limited manufacturing and sales and servicing certain clients There can be no assurance, however, that we will be able to successfully complete the design and begin these contemplated operations.

In March 2009, we entered into a non-binding letter of intent (the “LOI”) with Keahole Solar Power LLC (“KSP”), a subsidiary of Sopogy, Inc., (“Sopogy”) based in Honolulu, Hawaii. Sopogy has developed a modular and scalable solar energy solution designed for on-site energy generation in the range of 250kW-20MW. The LOI reflects the parties’ intent to work together on development of smaller Sopogy systems in the 50-500kW range. Under the terms contemplated by the LOI, we would install at our own expense a 50kW PowerVerde motor for use at KSP’s solar thermal power generation facility at the Natural Energy Laboratory of Hawaii located in Kona, Hawaii. We would operate the system and the parties would share performance data for five years. While we are optimistic about our potential relationship with Sopogy and KSP, there can be no assurance that we will ever enter a definitive agreement with Sopogy or KSP, that we will ever install our motor as contemplated in the LOI or that we will ever generate any revenues from this relationship.

Messrs. Barker and Konrad together obtained U.S. Patent No. 6,840,151 for a “push-push type fluid pressure actuated motor,” which was issued on January 11, 2005. On June 6, 2007, Messrs. Barker and Konrad and the Company’s predecessor PowerVerde, LLC, permanently and exclusively assigned to PowerVerde all rights to the patent and the other intellectual property relating to the PowerVerde systems. On July 16, 2008, Mssrs. Barker and Konrad filed U.S. Patent application No. 61/081,298 for a “system to produce electricity using waste energy in natural gas pipelines.” This application was assigned to the Company. On October 17, 2008, Mr. Konrad and Mr. Brian K. Gray filed U.S. Patent application No. 12/253,580 for a “low temperature organic rankine cycle system.” This application was assigned to the Company. There can be no assurance that these patents will be issued.

We plan to manufacture and market the PowerVerde power systems to end users in the U.S. market; however, we have not yet hired any employees. We currently contract for human resources on an as needed basis. An international division is planned to coordinate global OEM licensing partnerships. We have not yet entered into any agreements for distribution or marketing; however, discussions with certain manufacturers of integrated components and licensing have begun. There can be no assurance that any contracts or agreements will be successfully consummated.

Product Description

The 2007 version PowerVerde motor, with its related Organic Rankine Cycle (ORC) system, produced 10kW of net power for individual end users, and the system was designed to be installed in multiple units for business, schools, hospitals and other users of electrical power. These non-combustion motors are powered by any adequate gas pressure source and emit zero carbon emissions or waste stream byproducts. The ORC powered system creates pressure from heat. This system operates with relatively low pressure (100-250psi) to produce substantial torque and horsepower. The PowerVerde gas pressure and pressure motors have very few moving parts, which results in a motor of durability and reliability. In 2008, we decided to scale the ORC system and motor larger to 25/50kW and the pressure motor (without ORC) to 100kW. We anticipate that these systems may be scaled even larger in the future.

Our ORC system requires:

•	A heat source (solar, waste heat, geothermal or bio-mass)

•	An Organic Rankine Cycle (ORC) to convert heat into pressure

•	PowerVerde patented engine to convert the pressure into horsepower

•	A generator to convert the horsepower into electricity

We have built and tested the pre-production motor and Organic Rankine Cycle, and we believe that the overall design meets or exceeds performance parameters. We believe that we will soon be able to enhance the system’s power capacity to at least 25 kW’s or more of net power; however, there can be no assurance that we will be successful in this effort.

PowerVerde’s other electric power system is engineered to operate on any adequate pressure source without an ORC. This 100kW system expands wasted energy or pressure into mechanical energy and requires:

•	Natural Gas Pipeline or Natural Gas utility infrastructure, specifically “City Gates”;

•	Any adequate well head or pressure release infrastructure such as pumping stations;

•	PowerVerde’s patented engine to convert the pressure into horsepower; and

•	A generator to convert the horsepower into electricity.

Government Regulations and Incentives

We believe that the time is right for the PowerVerde system. Regulatory proposals to limit greenhouse gases are gaining momentum. One such measure would be a carbon tax placed on fuels in proportion to their carbon content. Another would be a tax on oil. Yet another would be a “cap and trade system.” All of these would drive up the price of electricity from fossil fuel sources yet have no impact on carbon-free renewable sources such as those offered by us.

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

As a result of the US Government’s economic stimulus package approved in February 2009, we intend to apply for federal grants, loans and/or programs designed to assist development of renewable “green” energy sources. We intend to hire specialized consultants to assist in this endeavor.

Competition

We face substantial competition from numerous other companies, most of whom have financial and other resources substantially greater than those of the Company. The Company’s competition is worldwide, ranging from solo inventors and small businesses all the way to major utility companies and multinational corporations, all of whom are attempting to design, develop and market clean and efficient methods for the generation and delivery of electricity. This competition is expected to increase due to pressures arising from anticipated high prices of oil and natural gas, environmental concerns and the increased availability of governmental incentives and subsidies. These competitors may prove more successful in offering similar products and/or may offer alternative products which prove superior in performance and/or more popular with potential customers than our products. Our ability to commercialize our products and grow and achieve profitability in accordance with our business plan will depend on our ability to satisfy our customers and withstand increasing competition by providing high-quality products at reasonable prices. There can be no assurance that we will be able to achieve or maintain a successful competitive position.

Risk Factors

Investing in our common stock is speculative and involves a high degree of risk. Prospective investors should carefully consider the following risks and uncertainties and all other information contained or referred to in this Report before making an investment decision. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. Our business, financial condition or results of operations could be materially and adversely affected by some or all of the matters described below or other currently unknown factors. In that case, the trading price of our common stock could decline, and you could lose all of your investment.

Risks Related to the Current Economic Crisis

The current crisis in general economic and market conditions and the volatility and disruption in the financial and capital markets has impacted us and could materially and adversely affect our business and financial results in future periods.

The United States economy is currently suffering from very unfavorable economic conditions, including a severe recession in the general economy and a financial crisis impairing the banking system and the financial markets. These negative conditions could persist or become even worse. General economic conditions have deteriorated due to reduced credit resulting from this financial crisis, resulting in slower economic activity, concerns about inflation and deflation, volatility in energy prices, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in our markets and other adverse effects on our potential customers and markets. These poor economic conditions have made it very difficult for us to raise the capital we need to complete the development and testing of our products so that we can begin sales. In the event that we are able to begin sales of our products, these poor economic conditions may adversely affect our business and our financial condition and results of operations by extending the length of the sales cycle and causing potential customers to delay, defer or decline to make purchases of our products due to limitations on their capital expenditures and the adverse effects of the economy and the credit markets on them.

The recession and financial crisis are projected by many economic experts to continue or deteriorate further throughout much of 2009 or longer. These conditions may make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities. We cannot predict the timing, strength or duration of this current financial crisis and economic recession or of a subsequent economic recovery, or the effects thereof on our customers and our markets. Our results of operations may be negatively impacted in future periods and experience substantial fluctuations from period to period as a consequence of these factors, and such conditions and other factors affecting capital spending may affect the timing of orders from major customers. These factors could adversely affect our ability to meet our capital requirements, support our working capital requirements and growth objectives, maintain our existing or secure new financing arrangements, or otherwise materially and adversely affect our business, financial condition and results of operations.

An increase in interest rates or lending rates or tightening of the supply of capital in the global financial markets could make it difficult for end-users to finance the cost of a PowerVerde system and could reduce the demand for our products and/or lead to a reduction in the average selling price for our products.

We believe that, in the event that we are able to commercialize our products, many of our end-users will depend on debt financing to fund the initial capital expenditure required to purchase and install a PowerVerde system. As a result, an increase in interest rates or lending rates could make it difficult for our end-users to secure the financing necessary to purchase and install PowerVerde systems on favorable terms, or at all, and thus lower demand and reduce our net sales. Due to the overall economic outlook, our end-users may change their decision or change the timing of their decision to purchase and install PowerVerde systems. In addition, we believe that a significant percentage of our end-users will install PowerVerde systems as an investment, funding the initial capital expenditure through a combination of equity and debt. An increase in interest rates and/or lending rates could lower an investor’s return on investment in PowerVerde systems, or make alternative investments more attractive relative to PowerVerde systems, and, in each case, could cause these end-users to seek alternative investments. A reduction in the supply of project debt financing or equity investments could reduce the number of our projects that receive financing and thus lower demand for PowerVerde system.

Reduced growth in or the reduction, elimination or expiration of government subsidies, economic incentives and other support for renewable energy-sourced electricity applications could reduce demand for our systems.

Reduced growth in or the reduction, elimination or expiration of government subsidies, economic incentives and other support for renewable-sourced electricity may result in the diminished competitiveness of our systems relative to conventional and non-renewable sources of energy, and could materially and adversely affect our business.

In October 2008, the United States Congress extended the 30% federal investment tax credit for both residential and commercial solar installations for eight years, through December 31, 2016. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 was signed into law. In addition to adopting certain fiscal stimulus measures that could benefit the PowerVerde systems, this act creates a new program, through the Department of the Treasury, which provides grants equal to 30% of the cost of solar installations that are placed into service during 2009 and 2010 or that begin construction prior to December 31, 2010 and are placed into service by January 1, 2017. This grant is available in lieu of receiving the 30% federal investment tax credit. Other measures adopted by the American Recovery and Reinvestment Act of 2009 that could benefit renewable electricity generation include the following: (1) a Department of Energy loan guarantee program for renewable energy projects, renewable energy manufacturing facilities and electric power transmission projects and (2) a 30% investment credit for assets used to manufacture technology for the production of renewable energy.

Electric utility companies or generators of electricity from fossil fuels or other renewable energy sources could also lobby for a change in the relevant legislation in their markets to protect their revenue streams. Reduced growth in or the reduction, elimination or expiration of government subsidies and economic incentives for renewable electricity generation applications, especially those in our target markets, could cause our net sales to decline and materially and adversely affect our business, financial condition and results of operations.

Existing regulations and policies and changes to these regulations and policies may present technical, regulatory and economic barriers to the purchase and use of our renewable electricity generation systems, which may significantly reduce demand for our systems.

The market for electricity generation products is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the United States and in a number of other countries, these regulations and policies have been modified in the past and may be modified again in the future. These regulations and policies could deter end-user purchases of our systems.

We anticipate that our systems and their installation will be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, utility interconnection and metering and related matters. It is difficult to track the requirements of individual states and design equipment to comply with the varying standards. Any new government regulations or utility policies pertaining to our systems may result in significant additional expenses to us and our potential customers and, as a result, could cause a significant reduction in demand for our systems.

Risks Related to Our Business

We may need to raise substantial additional capital to fund our business.

We will need to raise substantial additional funds. Without such additional funds, we may have to cease operations. We will require substantial additional funding for our contemplated research and development activities, commercialization of our products and ordinary operating expenses. Adequate funds for these purposes may not be available when needed or on terms acceptable to us, especially due to the ongoing recession and financial crisis. Insufficient funds may require us to delay or scale back our activities or to cease operations.

We face substantial competition in our industry, and we may be unable to attract customers and maintain a viable business.

We face substantial competition from numerous other companies, most of whom have financial and other resources substantially greater than ours. Our competition is worldwide, ranging from solo inventors and small businesses all the way to major utility companies and multinational corporations, all of whom are attempting to design, develop and market clean and efficient methods for the generation and delivery of electricity. This competition is expected to increase due to pressures arising from anticipated high prices of oil and natural gas, environmental concerns and the increased availability of governmental incentives and subsidies. These competitors may prove more successful in offering similar products and/or may offer alternative products which prove superior in performance and/or more popular with potential customers than our products. Our ability to commercialize our products and grow and achieve profitability in accordance with our business plan will depend on our ability to satisfy our customers and withstand increasing competition by providing high-quality products at reasonable prices. There can be no assurance that we will be able to achieve or maintain a successful competitive position.

Our success is dependent on the services of our key management and personnel.

Our success will depend in large part upon the skill and efforts of our founders and executive officers, George Konrad and Fred Barker, and other key personnel who may be hired. Loss of any such personnel, whether due to resignation, death, and disability or otherwise, could have a material adverse effect on our business. In addition, Messrs. Konrad and Barker do not intend to work for PowerVerde on a full-time basis, as they have substantial other business activities. They intend to dedicate the time they deem appropriate to meet PowerVerde’s needs; however, there can be no assurance that they will be willing or able to dedicate such time and attention as would maximize PowerVerde’s chances for success.

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

Our products are energy-efficient electric generators which compete primarily with conventional oil and natural gas-generated electricity produced and delivered by conventional utility companies. A significant decrease in the price of oil and/or natural gas could therefore materially adversely affect our competitive position. We have already been adversely affected by the substantial drop in oil and natural gas prices since the onset of the financial crisis in September 2008.

We may be unable to purchase materials and parts on commercially reasonable terms from suppliers.

Our success will depend to a large extent on our ability to obtain a reliable supply of materials and parts from our suppliers on commercially reasonable terms. This may not prove possible due to competition, inflation, shortages, international crises, adverse economic and political conditions and business failures of suppliers or other reasons.

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

The design, development and manufacture of our products involve an inherent risk of product liability claims and associated adverse publicity. There can be no assurance we will be able to obtain or maintain insurance for any of our proposed commercial products. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms or at all. We are also exposed to product liability claims in the event the use of our proposed products result in injury.

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

For the near-term, we intend to retain remaining future earnings, if any, to finance our operations and do not anticipate paying any cash dividends with respect to our common stock or may be unable to sell at a fair price.

There has been limited trading in our stock.

Our common stock is currently quoted on the OTCBB under the symbol “PWVI.” Since the Merger, our stock has been thinly traded, and no assurance can be given as to when, if ever, an active trading market will develop or, if developed, that it will be sustained. As a result, investors may be unable to sell their shares of our common stock.

We may issue additional shares of our stock which may dilute the value of our stock.

As a result of the Merger, we have issued to the former PowerVerde shareholders 24,588,734 shares of our common stock. These shares are no longer restricted securities subject to Rule 144. The sale or availability for sale of substantial amounts of common stock in the public market under Rule 144 or otherwise could materially adversely affect the prevailing market prices of our common stock and could impair our ability to raise additional capital through the sale of our equity securities.

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

We do not own any real property. We share use of a full-service machining and manufacturing facility located at 21615 N. 2nd Avenue, Phoenix, Arizona, owned by Arizona Research and Development, Inc. (“ARD”), a company wholly-owned by George Konrad, the Company’s President and largest shareholder (the “ARD Facility”). We pay monthly rent of $.75 per square foot of space that we use and also pay our proportional share of the facility’s utilities. As of March 2009, we are using approximately 750 square feet at a monthly rental of approximately $565. We expect to substantially increase our use of the ARD Facility by the end of 2009, and we believe that the ARD Facility will be adequate to satisfy our needs through that time; however, in the event that we begin material sales, we may need to move to a larger facility.

ITEM 3.	LEGAL PROCEEDINGS

We are not party to any disputes or legal proceedings at the time of this Report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Vyrex’s common stock began trading on the Over-The-Counter Bulletin Board (“OTCBB”) on October 22, 1998 under the symbol “VYRX,” which was changed to “VXYC” on June 30, 2006. Prior to that date, the common stock was traded on the Nasdaq Small Cap Market. As a result of our post-Merger name change on August 6, 2008, our common stock began trading under the symbol “PWVI” as of September 30, 2008. The over-the-counter market quotations provided below reflect inter-dealer prices, without retail mark-ups, mark-down or commission and may not represent actual transactions. The following table sets forth the range of high and low sales prices on the OTCBB for the periods indicated.

Period Beginning	Period Ending	High	Low
January 1, 2006	March 31, 2006	$2.08	$.42
April 1, 2006	June 30, 2006	$1.42	$.67
July 1, 2006	September 30, 2006	$2.75	$.85
October 1, 2006	December 31, 2006	$1.55	$.87
January 1, 2007	March 31, 2007	$1.80	$.55
April 1, 2007	June 30, 2007	$1.10	$.40
July 1, 2007	September 30, 2007	$.51	$.35
October 1, 2007	December 31, 2007	$.37	$.35
January 1, 2008	March 26, 2008	$2.75	$.30
April 2, 2008	June 30, 2008	$2.70	$1.75
July 1, 2008	September 30, 2008	$4.30	$2.20
October 1, 2008	December 31, 2008	$3.25	$1.75
January 1, 2009	March 18, 2009	$2.00	$.51
April 1, 2009	April 13, 2009	$1.01	$1.25

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

Recent Sales of Unregistered Securities

From January 1, 2005, through the February 12, 2008, Merger, Vyrex sold the following securities without registering the securities under the Securities Act: (i) 24,588,734 shares of common stock issued to former PowerVerde shareholders in connection with the Merger, (ii) 250,000 shares issued on February 11, 2008 to Don Leach in payment of Vyrex’s March 10, 2003, $200,000 promissory note held by him, (iii) 20,000 shares issued on February 11, 2008, to Richard G. McKee, Jr. for consulting services, and (iv) 5,000 shares issued on February 11, 2008, to Mary Jane Dean for financial and administrative services. These shares were issued pursuant to an exemption from registration requirements under Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

All of PowerVerde’s sales of unregistered securities since inception have been made pursuant to four private offerings to accredited investors. These shares were made pursuant to an exemption from registration requirements under Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

In June-August 2007, PowerVerde sold in a private placement 4,000,000 shares of common stock (equal to 4,821,320 shares post-Merger) at a price of $.125 per share, yielding gross proceeds of $500,000.

From September 2007-January 2008, PowerVerde sold in a private placement 400,000 shares of common stock (equal to 482,132 shares post-Merger) at a price of $.50 per share, yielding gross proceeds of $200,000.

In April-July 2008, PowerVerde completed a private placement of $250,000 in principal amount of Series A Promissory Notes (the “Notes”). The Notes are due on July 31, 2009, and bear interest at the rate of 10% per annum. In consideration for the purchase of the Notes, each investor received three-year warrants to purchase shares of the Company’s common stock at an exercise price of $1.50 per share (25,000 shares for each $25,000 invested).

In February and March 2009, PowerVerde sold in a private placement 333,333 shares of restricted common stock at a price of $0.75 per share.

ITEM 6.	SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Critical Accounting Policies

The consolidated financial statements of PowerVerde, Inc. are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires our management to make estimates and assumptions about future events that effect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. We believe the following critical accounting policies affect its more significant judgments and estimates used in the preparation of financial statements.

Accounting for Uncertainty in Income Taxes

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2005, 2006 and 2007, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2008.

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

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with the provisions of Emerging Issues Task Force Issue Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

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

Following the cessation of material Biotech Business operations in October 2005, the Company turned its primary focus to seeking an appropriate merger partner for its public shell. In March 2009, we assigned our Biotech IP to an investor in exchange for his agreement to pay all future expenses relating to the Biotech IP and to pay us 20% of any net proceeds received from sale and/or licensing of the Biotech IP. We do not expect this arrangement to generate material revenues.

The Company’s business is subject to significant risks, including the risks inherent in our research and development efforts, uncertainties associated with obtaining and enforcing patents and intense competition. See “Risk Factors.”

Except as specifically noted to the contrary, the following discussion relates only to PowerVerde since, as a result of the Merger, the only historical financial statements presented for the Company in periods following the Merger are those of the operating entity, PowerVerde.

Results of Operations

Year ended December 31, 2008 and 2007

During 2008 and 2007, we focused on the development and testing of our systems, and in 2008 we focused on their applicability to natural gas pipeline operations. We had no material revenues in either year - just $23,663 in Biotech IP licensing fees in 2008 - while we had substantial expenses due to our ongoing research and development expenses, as well as substantial administrative expenses associated with the Merger and our status as a public company. Our net loss was $274,402 in 2007 and $829,556 in 2008. Substantial net losses will continue unless and until we are able to successfully commercialize and market our products, as to which there can be no assurance.

Liquidity and Capital Resources

We have financed our operations since inception through the sale of debt and equity securities. As of December 31, 2008, we had a working capital deficit of $339,006 compared to working capital surplus of $393,713 at December 31, 2007. Pursuant to the February 2008 Merger and related transactions, PowerVerde satisfied $433,000 of the Company’s liabilities ($233,000 in accounts payable owed by Vyrex, which was paid in cash, and $200,000 owed pursuant to a certain promissory note issued by Vyrex), which was paid through the issuance of 200,000 shares of the Company’s common stock.

During 2008, we raised $250,000 from a private placement of Notes accompanied by warrants. See “Recent Sales of Unregistered Securities.” In addition, our founder and CEO, George Konrad, loaned the Company $50,000 in 2008. See “Certain Relationships and Related Transactions, and Director Independence.” By year end, we had spent all of our initial $160,000 cash balance plus most of the $300,000 raised during 2008, so that our year end cash balance was only $10,000, while our accounts and notes payable were $352,000. Our efforts to raise additional capital during the second half of 2008 and the first quarter of 2009 have been severely hampered by the financial crisis and recession, which have severely damaged the U.S. and global economies and caused substantial drops in the prices of oil and natural gas.

During March and April 2009, we raised $250,000 through the private placement of 333,333 shares of our common stock at $.75 per share. We continue to seek more funding from private debt and equity investors, as well as governmental sources, as we will need to raise substantial additional capital in order to finance our plan of operations and pay our $250,000 Notes due on July 31, 2009. Due to our capital shortage, we intend to attempt to negotiate a conversion of the Notes to equity. There can be no assurance that we will be able to raise the necessary funds and/or convert the Notes to equity. If we do not raise the necessary funds and satisfy the Notes, we will be forced to cease operations.

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

We are in a unique position to utilize such a system. One of the principals, George Konrad, owns and operates a manufacturing facility, Arizona Research and Development (“ARD”), which is capable of producing all of the manufactured parts needed for the PowerVerde renewable power systems. We intend to enter into an agreement with ARD to manufacture machined parts for the PowerVerde patented motor as well as assemble the motors and Organic Rankine Cycles, all on fair market terms. ARD will also test and qualify all systems under a rigid quality control program. We have created a similar relationship with Global Machine Works, located in Arlington, Washington, and may contract with them for certain system designs and manufacturing. See “Certain Relationships and Related Transactions.”

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

We have no employees as of the date of this Report; however, we intend to add sales and marketing staff to promote the systems as soon as beta testing is complete, which is expected to occur by the end of the third quarter of 2009. We have not yet entered into any agreements for distribution or marketing of our products, and there can be no assurance that we will ever do so.

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

Production schedules will be determined by sales and established by PowerVerde.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS

The financial statements of the Company and other information required by this Item are set forth herein in a separate section beginning with the Index to the Financial Statements on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change in or disagreements with Accountants.

ITEM 9A.	CONTROLS AND PROCEDURES.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and President, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2008, as the Company has had to restate its financial statements for the quarter ended September 30, 2008, in order to properly account for the valuation of the warrants issued in connection with the 2008 private placement. See Note 9 of Notes to Consolidated Financial Statements and Item 5 – “Recent Sales of Unregistered Securities.”

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal controls over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation, our management concluded that, as of December 31, 2008, our internal controls over financial reporting were not effective based on those criteria, as the Company has had to restate its financial statements for the quarter ended September 30, 2008, in order to properly account for the valuation of the warrants issued in connection with the 2008 private placement. See Note 9 of Notes to Consolidated Financial Statements and Item 5 – “Recent Sales of Unregistered Securities.”

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

Changes in Internal Control Over Financial Reporting.

There have been no changes in internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

In connection with the Merger, all of the prior officers and directors of the Company (G. Dale Garlow, Sheldon S. Hendler, M.D., Ph.D., Thomas K. Larson, Jr., and Richard G. McKee, Jr.) resigned and George Konrad, Fred Barker and Richard H. Davis were appointed to the Board. As a result of the foregoing, our Board of Directors now consists of three members.

The names of our current officers and directors, as well as certain information about them are set forth below:

Name	Age	Position(s)
George Konrad	50	President, Treasurer, Director

Fred Barker	74	Vice President, Secretary, Director

Richard H. Davis	52	Director

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

Richard H. Davis. Mr. Davis received a B.S degree in economics from Florida State University in 1982. He joined First Equity Corporation (“First Equity”) in Miami that same year. First Equity operated as a regional full-service brokerage and investment bank. Mr. Davis’ duties included equity deal structure and brokerage-related activities. After First Equity was acquired in

2001, Mr. Davis joined the corporate finance department of William R. Hough & Company (“Hough”), where he continued structuring equity finance and private acquisitions. Hough was acquired in 2004 by RBC Dain Rauscher (“Dain”), a global investment banking firm. Dain consolidated Hough’s corporate finance activities into its New York offices. Mr. Davis elected to remain in Miami and joined Martinez-Ayme Securities, assuming the newly-created position of managing director of corporate finance.

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

Code of Ethics

We have not adopted a code of ethics for our management because of the costs involved and our lack of resources and limited operations.

ITEM 11.	EXECUTIVE COMPENSATION.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 31, 2009, regarding the beneficial ownership of our common stock by (i) each of our directors and “named executive officers”; and (ii) all of our executive officers and directors as a group. To our knowledge, no other person beneficially owns more than 5% of our common stock.

Name and Address of Beneficial Owner	Shares Owned	Percent of Class
George Konrad 21615 N Second Avenue Phoenix, AZ 85027	12,077,407	46.7

Fred Barker 21615 N Second Avenue Phoenix, AZ 85027	3,615,990	14.0

Richard H. Davis[1] 8365 SW 168 Terrace Palmetto Bay, FL l33157	459,900	1.8

All Directors and Executive Officers as a group (3 persons)	16,153,297	62.4

[1]

Mr. Davis’ shares include 120,533 shares owned by Mr. Davis’ wife, as to which he disclaims beneficial ownership, and 10,000 shares owned by Darby Shore Management, Inc., a Florida corporation (“Darby”), for which Mr. Davis is an officer, director and 25% shareholder. Mr. Davis may be deemed to have voting and investment power over the shares held by Darby.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Pursuant to its agreement with ARD, the Company uses the ARD Facility and pays ARD (i) monthly rent of $.75 per square foot plus a proportionate share of utilities, (ii) $60 per hour for engineering, development and machining services by Mr. Konrad, and (iii) rates ranging from $60-$75 per hour for machine shop services and manufacturing services. Pursuant to its agreement with Mr. Barker, the Company pays him $60 per hour for his engineering and development services. See Item 2—“Property.”

Since inception in March 2007, we have paid approximately $3,000 to $8,000 per month under our agreement with ARD, and approximately $3,000 to $8,000 per month under our agreement with Mr. Barker. ARD and Mr. Barker received $90,724 and $57,280 from us in 2008, respectively.

We do not have any independent directors, as Messrs. Konrad and Barker are officers and principal shareholders, and Mr. Davis works for our investment banking firm. We intend to seek qualified independent directors to serve on our Board of Directors by the end of 2009.

On November 13, 2008, our President/CEO, George Konrad, agreed to provide the Company with short-term working capital in the form of a $50,000 one-year line of credit. The line of credit accrues interest on advanced funds at a rate of 12.25% per year. All funds advanced are due, together with accrued interest, on November 13, 2009. In connection with the line of credit, we agreed to issue to Mr. Konrad warrants to purchase one share of common stock at a price of $2.30 per share (the closing price on November 13, 2008) for each $1.00 loaned to us. As of the date of this report, Mr. Konrad has advanced the entire $50,000 to the Company and received the applicable warrants to purchase 50,000 shares.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Berenfeld Spritzer Shechter & Sheer, Certified Public Accountants and Advisors LLP (“Berenfeld”) was designated by our Board of Directors to audit the financial statements of our company for the fiscal year ended December 31, 2008 and 2007.

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

The following table summarizes the aggregate fees billed and expected to be billed to us by Berenfeld for fiscal years ended December 31, 2008 and 2007:

Principal Accountant Fees and Service

	2008	2007
Audit Fees	$76,000	$24,000

Tax Fees	750	750

Total	$76,750	$24,750

Audit Fees

The aggregate fees billed by Berenfeld for professional services rendered for the fiscal year ended 2008 and 2007, including fees associated with the annual audit, the reviews of the consolidated financial statements included in our Forms 10-K, the reviews of the quarterly reports on Form 10-Q, fees related to filings with the Securities and Exchange Commission and consultations on accounting issues and the application on new accounting pronouncements were approximately $76,000 and $24,000, respectively.

Tax Fees

The aggregate fees billed by Brahna Deer for tax compliance, tax advice and tax planning rendered to the Company for the fiscal years ended December 31, 2008 and 2007 were approximately $750 and $750, respectively.

PART IV

ITEM 15.	EXHIBITS

See Exhibit Index, below.

PowerVerde, Inc.

Annual Report on Form 10-K

Year Ended December 31, 2008

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Vyrex (Delaware) Corporation as filed with the Delaware Secretary of State on September 8, 2005.[1]

3.2	Bylaws of Vyrex (Delaware) Corporation, dated as of September 9, 2005.[1]

10.1	Agreement and Plan of Merger, dated as of February 11, 2008 by and among Vyrex Corporation, Vyrex Acquisition Corporation and PowerVerde, Inc.[1,2]

10.2	Services Agreement dated as of February 11, 2008, between PowerVerde, Inc., and Fred Barker d/b/a Barker Engineering.[1]

10.3	Services Agreement dated as of February 11, 2008, between PowerVerde, Inc., and Arizona Research and Development, Inc.[1]

10.4	Intellectual Property Transfer Agreement dated as of March 4, 2009, between PowerVerde, Inc. and Edward C. Gomez.

21.1	Subsidiaries of the Company.[1]

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Previously filed on Form 8-K filed with the SEC on February 11, 2008.
[2]

Nonmaterial schedules and exhibits identified in the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-B. The Company agrees to furnish supplementally to the SEC upon request by the SEC a copy of any omitted schedule(s) or exhibit(s).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERVERDE, INC.

Dated: April 15, 2009	by:	/s/ George Konrad
George Konrad
President and Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ George Konrad	President, Chief Executive Officer, Chief Financial Officer , Treasurer And Director (principal executive, Financial and accounting officer)	April 15, 2009

/S/ Fred Barker	Vice President, Secretary and Director	April 15, 2009

/S/ Richard H. Davis.	Director	April 15, 2009

PowerVerde, Inc. and Subsidiary

Annual Report on Form 10-K

Year Ended December 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PowerVerde, Inc. and Subsidiary

We have audited the consolidated balance sheets of PowerVerde, Inc. and Subsidiary (the Company), as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2008 and the period from March 9, 2007 (Date of Inception) to December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PowerVerde, Inc. and Subsidiary as of December 31, 2008 and 2007, and the consolidated results of its operations and its consolidated cash flows for the year ended December 31, 2008 and the period from March 9, 2007 (Date of Inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the consolidated financial statements, the Company incurred a net loss of $829,556 and $274,402 for 2008 and 2007, respectively. At December 31, 2008, current liabilities exceed current assets by $339,006. These factors, and others discussed in Note 3, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded assets, or the amount and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Berenfeld Spritzer Shechter & Sheer LLP

Certified Public Accountants

Fort Lauderdale, Florida

April 14, 2009

PowerVerde, Inc. and Subsidiary

(a development stage company)

Consolidated Balance Sheets

For the years ended December 31, 2008 and 2007

	December 31
	2008	2007
Assets
Current assets:
Cash	$10,203	$160,582
Accounts receivable	2,500	233,131

Total current assets	12,703	393,713
Property and Equipment:
Property and equipment, net of accumulated depreciation of $3,733 and $914, respectively	9,965	11,487

Total assets	$22,668	$405,200

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$214,750	$—
Notes payable	136,959	—

Total current liabilities	351,709

Commitments and contingencies

Stockholders’ equity:
Common stock:
Common stock, $.001 par value; 100,000,000 shares authorized; 20,350,000 issued and outstanding at December 31, 2007	—	20,350
Common stock, $.0001 par value; 100,000,000 shares authorized; 25,882,878 issued and outstanding at December 31, 2008	2,589	—
Additional paid-in capital	772,328	659,252
Deficit accumulated during the development stage	1,103,958	(274,402)

Total stockholders’ equity	(329,041)	405,200

Total liabilities and stockholders’ equity	$22,668	$405,200

The accompanying notes are an integral part of these consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(a development stage company)

Consolidated Statements of Operations

For the year ended December 31, 2008 and for the period

from March 9, 2007 (Date of Inception) to December 31, 2007

	2008	2007	Cumulative from Inception through December 31, 2008
Licensing and royalty revenue	$23,663	$—	$23,663

Operating expenses:
Research and development	336,043	120,488	456,531
General and administrative	333,400	152,931	486,331

Total operating expenses	669,443	273,419	942,862

Loss from operations	(645,780)	(273,419)	(919,199)

Other income (expenses):
Interest income	2,301	100	2,401
Interest expense	(153,143)	—	(153,143)
Other expenses	(32,934)	(1,083)	(34,017)

Total other expenses	(183,776)	(983)	(184,759)

Loss before income taxes	(829,556)	(274,402)	(1,103,958)

Provision for income taxes	—	—	—

Net loss	$(829,556)	$(274,402)	$(1,103,958)

Net loss per share – basic and diluted	$(0.06)	$(0.01)

Weighted-average common shares outstanding – basic and diluted	14,410,330	20,029,167

The accompanying notes are an integral part of these consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(a development stage company)

Consolidated Statements of Changes in Stockholders’ Equity

For the year ended December 31, 2008 and for the period

from March 9, 2007 (Date of Inception) to December 31, 2007

	Common Shares	Common Stock	Additional Paid in Capital	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity
Balance at March 9, 2007 (date of inception)	—	$—	$—	$—	$—

Common stock issued for cash, net of stock issuance costs of $45,398	20,350,000	20,350	659,252	—	679,602

Net loss	—	—	_—	(274,402)	(274,402)

Balances, December 31, 2007	20,350,000	$20,350	$659,252	$(274,402)	$405,200

Sale of common stock at $.50 per share	50,000	50	24,950	—	25,000

Stockholder equity of Vyrex Corporation at merger	1,019,144	102	(479,771)	—	(479,669)

Recapitalization of PowerVerde stockholders’ equity	(20,400,000)	(20,400)	20,400	—	—

Shares issued related to forgiveness of debt and issued for services	275,000	28	249,972	—	250,000

Shares issued in exchange for PowerVerde shares	24,588,734	2,459	(2,459)	—	—

Warrants issued with debt	—	—	299,984	—	299,984

Net loss	—	—		(829,556)	(829,556)

Balances, December 31, 2008	25,882,878	$2,589	$772,328	$(1,103,958)	$(329,041)

The accompanying notes are an integral part of these consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(a development stage company)

Consolidated Statements of Cash Flows

For the year ended December 31, 2008 and for the period

from March 9, 2007 (Date of Inception) to December 31, 2007

	2008	2007	Cumulative from Inception to December 31, 2008
Operating activities
Net loss	$(829,556)	$(274,402)	$(1,103,958)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	2,819	914	3,733
Amortization of discount	136,943	—	136,943
Changes in operating assets and liabilities:
Accounts receivable and other assets	(2,500)	—	(2,500)
Accounts payable and accrued liabilities	217,340	(233,131)	15,791

Net cash used in operating activities	(474,954)	(506,619)	(981,573)

Investing activities
Purchases of fixed assets	(1,297)	(12,401)	(13,698)
Cash acquired in business acquisition	872	—	872

Net cash used in investing activities	(425)	(12,401)	(12,826)

Financing activities
Net proceeds from issuance of common stock	25,000	725,000	750,000
Proceeds from notes payable	300,000	—	300,000
Payment of stock issuance costs	—	(45,398)	(45,398)

Net cash provided by financing activities	325,000	679,602	1,004,602

Net increase in cash and cash equivalents	(150,379)	160,582	10,203

Cash, beginning of period	160,582	—	—

Cash, end of period	$10,203	$160,582	$10,203

Cash paid for interest	$15,504	$—	$15,504

Cash paid for income taxes	$—	$—	$—

Non-cash investing and financing activities:
Warrants issued in connection with debt	$299,984	$—	$299,984

Common stock issued in connection with debt forgiveness and services rendered	$250,000	$—	$250,000

The accompanying notes are an integral part of these consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

PowerVerde, Inc. (the Company) is a “C” Corporation organized under the Laws of Delaware with operations in Phoenix, Arizona. The Company has two principal owners who have conceived and developed the use of a power systems patent. The Company is in the development stage and it is presently undertaking research and development on a power generating system.

On February 11, 2008, Vyrex Corporation (“Vyrex” or the “Company”); PowerVerde, Inc. (“PowerVerde”) and Vyrex Acquisition Corporation (“VAC”), a wholly-owned subsidiary of Vyrex, all Delaware corporations, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, on February 12, 2008, VAC merged with and into PowerVerde, with PowerVerde remaining as the surviving corporation and a wholly-owned subsidiary of Vyrex (the “Merger”). As consideration for the Merger, as of the closing of the Merger, each issued and outstanding share of common stock of PowerVerde was converted into the right to receive 1.2053301 shares of the common stock of Vyrex and each share of VAC was converted into one share of PowerVerde common stock. As a result of the Merger, the former shareholders of PowerVerde hold 24,588,734 shares, or 95%, of the common stock of Vyrex. Pursuant to the Merger Agreement, PowerVerde paid $230,000 in accounts payable and other liabilities owed by Vyrex. The total purchase price of the transaction of approximately $480,000 includes $60,000 of transaction costs related to the Merger.

In addition, immediately prior to execution of the Merger Agreement, Vyrex paid a $200,000 promissory note through the issuance of 250,000 shares of common stock and issued an additional 25,000 shares of common stock as payment for certain consulting and administrative services.

The following is a summary of the assets and liabilities acquired as of February 12. 2008:

Cash and cash equivalents	$872
Accounts payable and accrued expenses	(230,541)
Note payable	(250,000)

$(479,669)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Financial Statement Presentation

The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The merger transaction described in Note 1 was accounted for as equivalent to the issuance of stock by PowerVerde for the net monetary assets of the Company, accompanied by a recapitalization of PowerVerde. The accounting treatment is identical to that resulting from a reverse merger, except that no goodwill or other intangibles has been recorded.

Accordingly, the historical financial statements prior to the date of the acquisition, including the development stage disclosures, are those of PowerVerde from the date of its inception, March 9, 2007.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, PowerVerde Systems, Inc. Intercompany balances and transactions have been eliminated in consolidation.

Development Stage Company

The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception has been considered as part of the Company’s development stage activities.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less. At December 31, 2008 and December 31, 2007, the Company had no cash equivalents.

Revenue Recognition

Licensing and royalty revenue from royalty agreements is recognized in accordance with the terms of the specific agreement, which generally includes a quarterly minimum payment by the licensee.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Expenditures for major betterments and additions are capitalized, while replacement, maintenance and repairs, which do not extend the lives of the respective assets, are expensed as incurred.

Research and Development Costs

The Company’s research and development costs are expensed in the period in which they are incurred. Such expenditures amounted to $336,043 for the year ended December 31, 2008 and $120,488 during the period from March 9, 2007 (date of inception) to December 31, 2007.

Earnings (Loss) Per Share

Earnings (loss) per share is computed in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period.

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with the provisions of Emerging Issues Task Force Issue Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

Income Taxes

The Company accounts for income taxes using SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on its evaluation, the Company concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2004, 2005, 2006, and 2007, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2008.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event that an assessment for interest and/or penalties is received, it has been classified in the consolidated financial statements as selling, general and administrative expense.

Stockholders’ Equity

Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. Relative to SFAS 157, the FASB issued FSP FAS 157-1, FAS 157-2, and FAS 157-3. FSP FAS 157-1 amends SFAS 157 to exclude SFAS 13 and its related interpretive accounting pronouncements that address leasing transactions, while FSP FAS 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-3 clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. This FSP is effective immediately and includes those periods for which financial statements have not been issued. The Company does not currently have any financial assets that are valued using inactive markets, and as such is not impacted by the issuance of this FSP. The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008. The adoption of SFAS No. 159 had no effect on the Company’s consolidated financial position and consolidated results of operations as of and for the year ended December 31, 2008.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations” (SFAS 141). SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, until either abandoned or completed, at which point the useful lives will be determined; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. Upon adoption, SFAS 141(R) will not have a significant impact on the Company’s consolidated financial position and consolidated results of operations; however, any business combination entered into after the adoption may significantly impact our financial position and results of operations when compared to acquisitions accounted for under existing U.S. Generally Accepted Accounting Principles (GAAP).

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R).

This statement also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The Company has evaluated this new statement and determined that the statement will not have a significant impact on the reporting of its consolidated financial position and consolidated results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company is currently evaluating the disclosure implications of this statement; however, the Company believes the new statement will not have an impact on the determination of its consolidated financial results.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other principles of GAAP. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. The Company has evaluated the new statement and determined that it will not have a significant impact on the determination or reporting of its consolidated financial results.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company has evaluated the new statement and determined that it will not have a significant impact on the determination or reporting of its consolidated financial results.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has had recurring operating losses and negative cash flows from operations. Those factors, as well as uncertainty in securing additional funds for continued operations, create an uncertainty about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31, 2008 and 2007 is as follows:

	2008	2007	Estimated useful lives (in years)
Equipment	$10,900	$10,900	5
Computer equipment (hardware)	2,798	1,501	3

	13,698	12,401
Accumulated depreciation	3,733	914

	$9,965	$11,487

The amounts charged to operations for depreciation for the year ended December 31, 2008 and the period from March 9, 2007 (date of inception) to December 31, 2007 is $2,819 and $914, respectively.

NOTE 5 – NOTES PAYABLE

Series A Promissory Notes

During 2008, the Company completed an offering of $250,000 in principal amount of Series A Promissory Notes. The Notes are due on July 31, 2009, and bear interest at the rate of 10% per annum. Interest expense on the notes was $28,639 in 2008.

In consideration for the purchase of the Series A Promissory Notes, each investor received three-year stock purchase warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $1.50 per share (25,000 shares for each $25,000 invested). As of December 31, 2008, none of these warrants have been exercised. These warrants will expire on various dates in May 2011 through July 2011.

The fair value of these warrants of $249,985 was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk free interest rate:	Range of 2.50% to 3.27%
Expected term:	3 years
Expected dividend yield	0.00
Expected volatility	99.56%

The warrants were recorded at their fair value of $249,985, and a discount in the same amount was recorded against the carrying value of the notes payable. Amortization of the discount in the amount of $130,415 was charged to interest expense in the accompanying consolidated statements of operations for the year ended December 31, 2008.

Line of Credit Agreement

In November 2008, the Company entered into a line of credit agreement in the amount of $50,000 with its principal executive officer. The agreement expires on November 13, 2009, and bears interest at the rate of 12.25% per annum. Outstanding advances on this line of credit were $50,000 as of December 31, 2008, and interest expense on the note was $696.

In consideration for the line of credit agreement, the principal executive officer received three-year stock purchase warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $2.30 per share (1 share for each $1 advanced by the lender). As of December 31, 2008, none of these warrants have been exercised. These warrants will expire November 2011.

The fair value of these warrants of $49,999 was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk free interest rate:	1.62%
Expected term:	3 years
Expected dividend yield	0.00
Expected volatility	108.23%

The warrants were recorded at their fair value of $49,999, and a discount in the same amount was recorded against the carrying value of the notes payable. Amortization of the discount in the amount of $6,528 was charged to interest expense in the accompanying consolidated statements of operations for the year ended December 31, 2008.

NOTE 6 – STOCKHOLDERS’ EQUITY

Sale of Common Stock through Private Placement Offerings

In June-August 2007, the Company entered into Accredited Investor Subscription Agreements with certain accredited investors and agreed to issue up to 4,000,000 common shares at a price per share of $.125. As of December 31, 2007, the Company completed its private placement offering and raised $500,000 for operations from the sale of 4,000,000 shares of common stock.

In September2007-January 2008, the Company entered into a second set of Accredited Investor Subscription Agreements with certain accredited investors and agreed to issue 400,000 common shares at a price per share of $.50. As of December 31, 2007, the Company sold 350,000 shares of common stock for gross sales proceeds of $175,000. In January 2008, the Company completed the private placement offering by raising $25,000 from the sale of 50,000 shares of common stock.

In 2007, the Company paid stock issuance costs of $45,398 for the two private placement offerings.

Payment of Promissory Note through Issuance of Common Stock

In 2008, prior to the merger agreement discussed in Note 1, the Company paid a $250,000 promissory note, which included $50,000 of accrued and unpaid interest, through the issuance of 250,000 shares of common stock and issued an additional 25,000 shares of common stock as payment for certain consulting and administrative services.

NOTE 7 – BASIC AND DILUTED LOSS PER COMMON SHARE

The computation of diluted loss per share for 2008 and 2007 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an anti-dilutive effect on loss per share. In accordance with generally accepted accounting principles, diluted loss per share is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items. There are three hundred thousand (300,000) potentially dilutive shares outstanding at December 31, 2008.

NOTE 8 – INCOME TAXES

The Company did not provide a current or deferred U.S. federal or state income tax provision or benefit for any of the periods presented because it has experienced recurring operating losses. The Company has provided a full valuation allowance on the deferred tax assets, consisting primarily of the net operating losses, because evidence does not indicate that the deferred tax assets will more likely than not be realized.

At December 31, 2008 and 2007, deferred tax assets, calculated at a tax rate of 35%, consisted of the following:

	2008	2007
Net Operating Loss Carryforward	$387,000	$65,000
Less: Valuation allowance	(387,000)	(65,000)

Net deferred tax asset	$—	$—

The Company’s effective income tax rate is lower than what would be expected if the federal statutory rate were applied to the loss from operations primarily because of the effect of the state tax benefit, net of federal benefit, and the change in the valuation allowance provided against deferred tax assets.

At December 31, 2008, the Company had net operating losses of approximately $1,137,000 that can be carried forward for up to twenty years and deducted against future taxable income. The net operating loss carryforwards expire in various years through 2028 and may be subject to certain limitations under federal and state tax laws.

NOTE 9 – RESTATEMENT OF PREVIOUSLY ISSUED INTERIM FINANCIAL STATEMENTS

On April 15, 2009, management and the Board of Directors of the Company determined that the Company’s financial statements for the interim period ended September 30, 2008 could no longer be relied upon because of a change in the accounting treatment of the stock purchase warrants discussed in Note 5 above.

The Company did not account for the stock purchase warrants in accordance with U.S. generally accepted accounting principles. The warrants were classified as liabilities on the Company’s unaudited condensed consolidated balance sheet as of September 30, 2008. However, based on the provisions of EITF 00-19, the Company should have classified the warrants as equity, as they (i) require physical settlement or net-share settlement, or (ii) gave the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement).

The effect of the adjustment for the classification of the warrants as equity is the recording of a discount against the carrying amount of the notes payable, in the amount of $249,985. The recording of the discount resulted in a decrease in the carrying amount of notes payable and an increase in additional paid-in capital in the amount of $249,985 on the Company’s consolidated balance sheet as of September 30, 2008.

Also, the Company should have recorded amortization of the discount in the amount of $67,919 for the three and nine month periods ended September 30, 2008. The effect of the adjustment for the amortization of the discount was an increase in interest expense in the amount of $67,919 for the three and nine month periods ended September 30, 2008. The adjustment also resulted in an increase in the net loss of $67,919 for the three and nine month periods ended September 30, 2008.

A reconciliation of the unaudited condensed consolidated balance sheet as of September 30, 2008, and the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2008 to the previously filed financial statements is as follows:

Condensed Consolidated Balance Sheet – September 30, 2008

	As Reported	Reclassify Warranty as Equity	Record Amortization of Discount	As Restated
Assets
Current Assets
Cash and cash equivalents	$32,471	$—	$—	$32,471
Accounts Receivable	6,864	—	—	6,864

Total Current Assets	39,335	—	—	39,335
Property and Equipment
Property and equipment, net of accumulated depreciation	10,750	—	—	10,750

Total Assets	$50,085	$—	$—	$50,085

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts	$61,358	—	—	$61,358
Notes payable	250,000	(249,985)	67,919	67,934

Total Current Liabilities	311,358	(249,985)	67,919	129,292
Stockholders’ Equity
Common stock	2,589	—	—	2,589
Additional paid-in capital	472,344	249,985	—	722,329
Deficit accumulated in the development stage	(736,206)	—	(67,919)	(804,125)

Total Stockholders’ equity	(261,273)	249,985	(67,919)	(79,207)

Total Liabilities and Stockholders’ Equity	$50,085	$—	$—	$50,085

NOTE 9 – RESTATEMENT OF PREVIOUSLY ISSUED INTERIM FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statements of Operations for the Nine months ended September 30, 2008

	As Reported	Amortization of Discount	As Restated
Licensing and Royalty Revenue	$21,063	$—	$21,063

Operating Expenses
Research and development	212,618	—	212,618
General and administrative	237,511		237,511

Total Operating Expenses	450,129	—	450,129

Loss from Operations	(428,966)	—	(428,966)
Other Income (Expenses)
Interest income	2,301	—	2,301
Interest expense	(35,139)	(67,919)	(103,058)

Total Other Income (Expenses)	(32,838)	(67,919)	(100,757)

Loss before Income Taxes	(461,804)	(67,919)	(529,723)
Provision for Income Taxes	—	—	—

Net Loss	$(461,804)	$(67,919)	$(529,723)

Net Loss per Share – Basic and Diluted	$(0.03)		$(0.04)