Form 10-Q/A
period 2008-09-30
POWERVERDE, INC.
filed 2009-05-12
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 11, 2009, the issuer had 25,882,878 shares of common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 as originally filed with the U. S. Securities and Exchange Commission (“SEC”) on November 14, 2008 (the “Original Form 10-Q”) amends certain sections of the Original Form 10-Q to reflect the restatement of our unaudited condensed consolidated financial statements and notes thereto as of September 30, 2008. With this Form 10-Q/A, we are amending Part I, Item 1 “Financial Statements,” as well as Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to the extent necessary to reflect the amended financial statements.

We have restated our reported financial statements and accompanying notes included in the Original Form 10-Q to correct for the errors and deficiencies described below.

•

To correct for failing to account for, and the misclassification of, certain stock purchase warrants issued to investors in connection with a private placement of $250,000 in principal amount of Series A Promissory Notes (the “Notes”), in accordance with U.S. generally accepted accounting principles.

•	To correct for failing to record a discount against the carrying amount of the Notes.

•	To correct for failing to record amortization of the discount for the three and nine month periods ended September 30, 2008.

This Form 10-Q/A makes only the changes described above and does not modify or update such items in any other respect, or any other items or disclosures presented in the Original Form 10-Q. Further, this Form 10-Q/A does not reflect any other events occurring after November 14, 2008, the date we filed the Original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC since the filing date of the Original Form 10-Q, including our Current Reports on Form 8-K and the Annual Report on Form 10-K for the year ended December 31, 2008.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Balance Sheets

September 30, 2008 (As Restated) and December 31, 2007

(Unaudited)

	2008 (As Restated)	2007
Assets
Current Assets:
Cash and cash equivalents	$32,471	$160,582
Accounts receivable	6,864	233,131

Total Current Assets	39,335	393,713

Property and Equipment
Property and equipment, net of accumulated depreciation of $2,948 and $914, respectively	10,750	11,487

Total Assets	$50,085	$405,200

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$61,358	$—
Notes payable	67,934

Total Current Liabilities	129,292	—

Stockholders’ Equity (Deficiency)
Common stock:
100,000,000 common shares authorized, par value $0.001 per share, 20,350,000 common shares issued and outstanding at December 31, 2007	—	20,350
100,000,000 common shares authorized, par value $0.0001 per share, 25,882,878 common shares issued and outstanding at September 30, 2008	2,589	—
Additional paid-in capital	722,329	659,252
Deficit accumulated in the development stage	(804,125)	(274,402)

Total Stockholders’ Equity (Deficiency)	(79,207)	405,200

Total Liabilities and Stockholders’ Equity (Deficiency)	$50,085	$405,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Operations

For the three months and nine months ended September 30, 2008 (As Restated) and 2007, and the period from March 9, 2007 (Date of Inception) to September 30, 2008 (As Restated)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Cumulative from inception through September 30, 2008 (As Restated)
	2008 (As Restated)	2007	2008 (As Restated)	2007
Licensing and Royalty Revenue	$6,864	$—	$21,163	$—	$21,163

Operating Expenses
Research and development	70,580	43,209	212,618	46,009	341,498
General and administrative	93,152	127,631	263,581	140,503	409,171

Total Operating Expenses	163,732	170,840	476,199	186,512	750,669

Loss from Operations	(156,868)	(170,840)	(455,036)	(186,512)	(729,506)

Other Income (Expenses)
Interest income	—	—	2,301	—	2,369
Other income	—	—	5,199	—	5,199
Other expense	(81,420)	—	(82,187)	—	(82,187)

Total Other Income (Expense)	(81,420)	—	(74,687)	—	(74,619)

Loss before Income Taxes	(238,288)	(170,840)	(529,723)	(186,512)	(804,125)
Provision for Income Taxes	—	—	—	—	—

Net Loss	$(238,288)	$(170,840)	$(529,723)	$(186,512)	$(804,125)

Net Loss per Share—Basic and Diluted	$(0.02)	$(0.01)	$(0.04)	$(0.01)

Weighted Average Common Shares Outstanding—Basic and Diluted	14,410,330	20,029,167	14,410,330	20,029,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Changes in Stockholders' Equity

For the nine months ended September 30, 2008 (As Restated)

(Unaudited)

	Common Shares	Common Stock	Paid in Capital (As Restated)	Deficit Accumulated during the Development Stage (As Restated)	Total Stockholders' Equity
Balances, December 31, 2007	20,350,000	$20,350	$659,252	$(274,402)	$405,200

Sale of common stock at $.50 per share	50,000	50	24,950	—	25,000

Stockholder Equity of Vyrex Corporation at merger	1,019,144	102	(479,771)	—	(479,669)

Recapitalization of PowerVerde stockholders’ equity	(20,400,000)	(20,400)	20,400	—	—

Shares issued related to forgiveness of debt and issued for services	275,000	28	249,972	—	250,000

Shares issued in exchange for PowerVerde shares	24,588,734	2,459	(2,459)	—	—

Warrants issued with debt	—	—	249,985	—	249,985

Net loss for the nine months	—	—	—	(529,723)	(529,723)

Balances, September 30, 2008	25,882,878	$2,589	$722,329	$(804,125)	$(79,207)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2008 (As Restated) and 2007, and the period from March 9, 2007 (Date of Inception) to September 30, 2008 (As Restated)

(Unaudited)

	2008 (As Restated)	2007	Cumulative from Inception through September 30, 2008 (As Restated)
Cash Flows from Operating Activities
Net loss	$(529,723)	(186,512)	$(804,125)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, amortization, and impairment charges	2,034	243	2,948
Amortization of discount	67,919	—	67,919
Changes in operating assets and liabilities:
Accounts receivable and other assets	(6,864)	—	(239,995)
Accounts payable and accrued liabilities	63,948	4,246	63,948

Cash Used in Operating Activities	(402,686)	(182,023)	(909,305)

Cash Flows From Investing Activities
Purchase of fixed assets	(1,297)	(12,401)	(13,698)
Cash acquired in business acquisition	872	—	872

Cash Used in Investing Activities	(425)	(12,401)	(12,826)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	25,000	500,000	750,000
Proceeds from notes payable	250,000	—	250,000
Payment of stock issuance costs	—	(45,398)	(45,398)

Cash Provided by Financing Activities	275,000	454,602	954,602

Net Increase (Decrease) in Cash	(128,111)	260,178	32,471

Cash, at Beginning of Period	160,582	—	—

Cash, at End of Period	$32,471	$260,178	$32,471

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,301	$—	$2,301

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2008

Note 1 – Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2007. The results of operations for the three and nine months ended September 30, 2008, are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements include the accounts of PowerVerde, Inc., formerly known as Vyrex Corporation (the "Company"), and PowerVerde Systems, Inc., formerly known as PowerVerde, Inc., its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

Note 2 – Restatement of Previously Issued Interim Financial Statements

On April 15, 2009, management and our Board of Directors determined that it was necessary to restate our financial statements for the interim period ended September 30, 2008. These financial statements could no longer be relied upon due to a change in the accounting treatment of certain stock purchase warrants issued to investors.

The warrants were issued in connection with a private placement of $250,000 in principal amount of Series A Promissory Notes (the “Notes”). The Notes are due on July 31, 2009, and bear interest at the rate of 10% per annum. In consideration for the purchase of the Notes, each investor received three-year warrants to purchase shares of our common stock at an exercise price of $1.50 per share (25,000 shares for each $25,000 invested).

The Company did not account for the stock purchase warrants in accordance with U.S. generally accepted accounting principles. The warrants were classified as liabilities on our unaudited condensed consolidated balance sheet as of September 30, 2008; however, based on the provisions of EITF 00-19, we should have classified the warrants as equity, as they (i) require physical settlement or net-share settlement, or (ii) gave us a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement).

The effect of the adjustment for the classification of the warrants as equity is the recording of a discount against the carrying amount of the notes payable, in the amount of $249,985. The recording of the discount resulted in a decrease in the carrying amount of notes payable and an increase in additional paid-in capital in the amount of $249,985 on our consolidated balance sheet as of September 30, 2008.

Also, the Company should have recorded amortization of the discount in the amount of $67,919 for the nine months ended September 30, 2008. The effect of the adjustment for the amortization of the discount was an increase in interest expense of $67,919 for the three and nine month periods ended September 30, 2008. The adjustment also resulted in an increase in the net loss of $67,919 for the three and nine month periods ended September 30, 2008.

A reconciliation of the unaudited condensed consolidated balance sheet as of September 30, 2008, and the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2008, and for the period from March 9, 2007 (Date of Inception) to September 30, 2008 to the previously filed financial statements is as follows:

Note 2 – Restatement of Previously Issued Interim Financial Statements (Continued)

Condensed Consolidated Balance Sheet – September 30, 2008

	As Reported	Reclassify Warranty as Equity	Record Amortization of Discount	As Restated
Assets
Current Assets
Cash and cash equivalents	$32,471	$—	$—	$32,471
Accounts Receivable	6,864	—	—	6,864

Total Current Assets	39,335	—	—	39,335
Property and Equipment
Property and equipment, net of accumulated depreciation	10,750	—	—	10,750

Total Assets	$50,085	$—	$—	$50,085

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts	$61,358	—	—	$61,358
Notes payable	250,000	(249,985)	67,919	67,934

Total Current Liabilities	311,358	(249,985)	67,919	129,292

Stockholders’ Equity (Deficiency)
Common stock	2,589	—	—	2,589
Additional paid-in capital	472,344	249,985	—	722,329
Deficit accumulated in the development stage	(736,206)	—	(67,919)	(804,125)

Total Stockholders’ equity (deficiency)	(261,273)	249,985	(67,919)	(79,207)

Total Liabilities and Stockholders’ Equity (Deficiency)	$50,085	$—	$—	$50,085

Note 2 – Restatement of Previously Issued Interim Financial Statements (Continued)

Condensed Consolidated Statements of Operations for the Three months ended September 30, 2008

	As Reported	Reclass / Adjustments	Record Amortization of Discount	As Restated
Licensing and Royalty Revenue	$6,864	$—	$—	$6,864

Operating Expenses
Research and development	70,580	—	—	70,580
General and administrative	93,152			93,152

Total Operating Expenses	163,732	—	—	163,732

Loss from Operations	(156,868)	—	—	(156,868)
Other Income (Expenses)
Interest income	—	—	—	—
Other expense	(13,501)	—	(67,919)	(81,420)

Total Other Income (Expenses)	(13,501)	—	(67,919)	(81,420)

Loss before Income Taxes	(170,369)	—	(67,919)	(238,288)
Provision for Income Taxes	—	—	—	—

Net Loss	$(170,369)	$—	$(67,919)	$(238,288)

Net Loss per Share – Basic and Diluted	$(0.01)			$(0.02)

Condensed Consolidated Statements of Operations for the Nine months ended September 30, 2008

	As Reported	Reclass / Adjustments	Record Amortization of Discount	As Restated
Licensing and Royalty Revenue	$21,163	$—	$—	$21,163

Operating Expenses
Research and development	212,618	—	—	212,618
General and administrative	237,511	26,070		263,581

Total Operating Expenses	450,129	26,070	—	476,199

Loss from Operations	(428,966)	(26,070)	—	(455,036)
Other Income (Expenses)
Interest income	2,301	—	—	2,301
Other income	—	5,199	—	5,199
Other expense	(35,139)	20,871	(67,919)	(82,187)

Total Other Income (Expenses)	(32,838)	26,070	(67,919)	(74,687)

Loss before Income Taxes	(461,804)	—	(67,919)	(529,723)
Provision for Income Taxes	—	—	—	—

Net Loss	$(461,804)	$—	$(67,919)	$(529,723)

Net Loss per Share – Basic and Diluted	$(0.03)			$(0.04)

Note 2 – Restatement of Previously Issued Interim Financial Statements (Continued)

Condensed Consolidated Statements of Operations for the Period from March 9, 2007 (Date of Inception) to September 30, 2008

	As Reported	Reclass / Adjustments	Record Amortization of Discount	As Restated
Licensing and Royalty Revenue	$21,163	$—	$—	$21,163

Operating Expenses
Research and development	341,498	—	—	341,498
General and administrative	409,171			409,171

Total Operating Expenses	750,669	—	—	750,669

Loss from Operations	(729,506)	—	—	(729,506)
Other Income (Expenses)
Interest income	2,301	68	—	2,369
Other income	5,267	(68)		5,199
Other expense	(14,268)	—	(67,919)	(82,187)

Total Other Income (Expenses)	(6,700)	—	(67,919)	(74,619)

Loss before Income Taxes	(736,206)	—	(67,919)	(804,125)
Provision for Income Taxes	—	—	—	—

Net Loss	$(736,206)	$—	$(67,919)	$(804,125)

Note 3 – Business Acquisition

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

The following is a summary of the assets and liabilities acquired as of February 12, 2008:

Cash and cash equivalents	$872
Accounts payable and accrued expenses	(230,541)
Note payable	(250,000)

$(479,669)

Note 3 – Business Acquisition (Continued)

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

Note 4 – Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also

Note 4 – Recent Accounting Pronouncements (Continued)

includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We have evaluated this new statement and have determined that the statement will not have a significant impact on the reporting of our consolidated financial position and results of operations.

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

Note 5 – Notes Payable

Series A Promissory Notes

During 2008, the Company completed an offering of $250,000 in principal amount of Series A Promissory Notes. The Notes are due on July 31, 2009, and bear interest at the rate of 10% per annum. Interest expense on the notes was $6,001 and $6,768 for the three and nine months ended September 30, 2008.

In consideration for the purchase of the Series A Promissory Notes, each investor received three-year stock purchase warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $1.50 per share (25,000 shares for each $25,000 invested). As of December 31, 2008, none of these warrants have been exercised. These warrants will expire on or about July 31, 2011.

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

Amortization of the discount in the amount of $67,919 was charged to interest expense in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008.

Note 6 – Subsequent Event

On November 13, 2008, the Company entered into a line of credit agreement in the amount of $50,000 with its principal executive office. The Agreement expires on November 13, 2009.

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

In the second and third quarters of 2008, we completed an offering of $250,000 in principal amount of Series A Promissory Notes due July 31, 2009. This resulted in gross proceeds to the Company of $72,500 in the second quarter and $177,500 in the third quarter. In consideration for the purchase of the Series A Promissory Notes, each investor received three-year warrants to purchase shares of the Company’s common stock at an exercise price of $1.50 per share (25,000 shares for each $25,000 invested).

As of September 30, 2008, our accumulated deficit was $804,125 (reflecting the losses of the PowerVerde business since inception in March 2007). We do not expect to receive any further material revenues from the Biotech Business. We are entitled to a minimum royalty of $7,500 per year under our Boron compound sublicense agreement; however, we must pay $7,500 per year to the licensor.

As a development stage company, we have never generated any substantial revenue from product sales and have relied primarily on equity financing, licensing revenues, and various debt instruments for our working capital. We have been unprofitable since our inception.

On August 6, 2008, we held a meeting of our stockholders. At this meeting, our stockholders approved (i) the change of the Company’s name to “PowerVerde, Inc.” and (ii) the Amended and Restated Certificate of Incorporation filed as an exhibit to our Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 19, 2008. Immediately prior to the filing of the Certificate changing our name, we changed the name of our operating subsidiary from “PowerVerde, Inc.” to “PowerVerde Systems, Inc.”

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

Our sole revenues in the third quarter of 2008 and 2007 consisted of royalty payments under the Boron agreement. All of our research and development expenses in the third quarter of 2008 were due to PowerVerde's activities, except for the $7,500 Boron annual licensing fee.

General and administrative expenses increased substantially in the third quarter of 2008 compared to the same period in the prior year. This is primarily as a result of the PowerVerde acquisition and the operations of PowerVerde. See the Plan of Operation set forth below.

Other expenses consist of interest expense on the $250,000 Notes payable, as well as amortization of the discount recorded against the carrying value of the Notes payable.

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

Other expenses consist of interest expense on the $250,000 Notes payable as well as amortization of the discount recorded against the carrying value of the Notes payable.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of debt and equity securities. As of September 30, 2008, we had a working capital deficit of $89,957 compared to a working capital surplus of $393,713 at December 31, 2007.

We recently raised $250,000 through the sale of Series A Promissory Notes, $72,500 of which were sold in the second quarter and $177,500 of which were sold in the third quarter. The Notes are due July 31, 2009, and bear interest at the rate of 10% per annum. Each investor who purchased the notes received three-year warrants to purchase shares of the Company’s common stock at an exercise price of $1.50 per share (25,000 shares for each $25,000 invested). The net proceeds received by the Company from this offering have been and will be used for research and development and general and administrative expenses.

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

Our sole business involves the production of advanced renewable power generator systems comprised of gas pressure and gas expansion motors, and related research and development activities. These patented systems operate without combustion or fossil fuel by creating electrical power from any low grade heat source or adequate pressure forum. PowerVerde is an environmentally friendly green company producing zero emissions or waste stream byproducts.

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

Changes in Internal Controls

There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We recently raised $250,000 through the sale of Series A Promissory Notes. This resulted in gross proceeds to the Company of $72,500 in the second quarter and $177,500 in the third quarter. The Notes bear interest at the rate of 10% per annum. These notes are due July 31, 2009. Each investor who purchased the notes received three-year warrants to purchase shares of the Company’s common stock at an exercise price of $1.50 per share (25,000 shares for each $25,000 invested). The net proceeds received by the Company from this offering have been and will be used for research and development and general and administrative expenses.

Item 3.	Defaults upon Senior Securities

None.

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

The votes on these matters were as follows:

1.	Name Change
	For:	19,995,844
	Against:	48
	Abstain:	0

2.	Amendment to Certificate of Incorporation
	For:	19,995,844
	Against:	48
	Abstain:	0

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

10.4	Line of Credit Agreement between PowerVerde, Inc., and George Konrad dated November 13, 2008, including form of Note and Warrant (Previously filed on Form 10-Q filed with the SEC on November 14, 2008)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13(a) or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2009

POWERVERDE, INC.

By:	/s/ George Konrad
George Konrad
President and Chief Executive Officer and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002