Form 10-Q
period 2009-03-31
POWERVERDE, INC.
filed 2009-05-15
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 14, 2009 the issuer had 26,216,211 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Balance Sheets

March 31, 2009 and December 31, 2008

(Unaudited)

	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$98,372	$10,203
Accounts receivable	3,384	2,500

Total Current Assets	101,756	12,703

Property and Equipment
Property and equipment, net of accumulated depreciation of $4,501 and $3,733, respectively	9,197	9,965

Total Assets	$110,953	$22,668

Liabilities and Stockholders’ Deficiency
Current Liabilities
Accounts payable and accrued expenses	$282,132	$214,750
Notes payable	211,955	136,959

Total Current Liabilities	494,087	351,709

Stockholders’ Deficiency
Common stock: 100,000,000 common shares authorized, par value $0.0001 per share, 26,216,211 common shares issued and outstanding at March 31, 2009 and 25,882,878 common shares issued and outstanding at December 31, 2008	2,622	2,589
Additional paid-in capital	997,295	772,328
Deficit accumulated in the development stage	(1,298,051)	(1,103,958)

	(298,134)	(329,041)
Less: Stock subscription receivable	(85,000)	—

Total Stockholders’ Deficiency	(383,134)	(329,041)

Total Liabilities and Stockholders’ Deficiency	$110,953	$22,668

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2009 and 2008, and the

period from March 9, 2007 (Date of Inception) to March 31, 2009

(Unaudited)

	Three months ended March 31,		Cumulative from inception through March 31, 2009
	2009	2008
Licensing and Royalty Revenue	$ 3,384	$ 11,063	$ 27,047

Operating Expenses
Research and development	72,493	71,172	529,024
General and administrative	42,843	89,017	529,174

Total Operating Expenses	115,336	160,189	1,058,198

Loss from Operations	(111,952)	(149,126)	(1,031,151)

Other Income (Expenses)
Interest income	—	—	2,401
Interest expense	(82,141)	—	(235,284)
Other expenses	—	—	(34,017)

Total Other Income (Expense)	(82,141)	—	(266,900)

Loss before Income Taxes	(194,093)	(149,126)	(1,298,051)
Provision for Income Taxes	—	—	—

Net Loss	$(194,093)	$(149,126)	$(1,298,051)

Net Loss per Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding - Basic and Diluted	25,926,026	14,410,330

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Deficiency

For the three months ended March 31, 2009

(Unaudited)

	Common Shares	Common Stock	Paid in Capital	Deficit Accumulated during the Development Stage	Stock Subscription Receivable	Total Stockholders’ Deficiency
Balances, December 31, 2008	25,882,878	$2,589	$772,328	$(1,103,958)	$—	$(329,041)
Sale of common stock at $.75 per share, net of stock issuance costs of $25,000	333,333	33	224,967	—	(85,000)	140,000
Net loss for the three months ended March 31, 2009	—	—	—	(194,093)	—	(194,093)

Balances, March 31, 2009	26,216,211	$2,622	$997,295	$(1,298,051)	$(85,000)	$(383,134)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2009 and 2008, and the

period from March 9, 2007 (Date of Inception) to March 31, 2009

(Unaudited)

	2009	2008	Cumulative from inception through March 31, 2009
Cash Flows from Operating Activities
Net loss	$(194,093)	$(149,126)	$(1,298,051)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, amortization, and impairment charges	768	661	4,501
Amortization of discount	74,996	—	211,939
Changes in operating assets and liabilities:
Accounts receivable and other assets	(884)	(11,063)	(34,966)
Accounts payable and accrued liabilities	67,382	65,250	83,173

Cash Used in Operating Activities	(51,831)	(94,278)	(1,033,404)

Cash Flows From Investing Activities
Purchase of fixed assets	—	—	(13,698)
Cash acquired in business acquisition	—	872	872

Cash Provided by (Used in) Investing Activities	—	872	(12,826)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	165,000	25,000	915,000
Proceeds from notes payable	—	—	300,000
Payment of stock issuance costs	(25,000)	—	(70,398)

Cash Provided by Financing Activities	140,000	25,000	1,144,602

Net Increase (Decrease) in Cash	88,169	(68,406)	98,372

Cash, at Beginning of Period	10,203	160,582	—

Cash, at End of Period	$98,372	$92,176	$98,372

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$1,771	$—	$17,275

Cash paid during the period for income taxes	$—	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2009

Note 1 – Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Annual Report”). The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements include the accounts of PowerVerde, Inc., formerly known as Vyrex Corporation (the “Company”), and PowerVerde Systems, Inc., formerly known as PowerVerde, Inc., its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

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

$(479,669)

At a stockholder meeting held on August 6, 2008, the Company’s stockholders approved the (i) change of the Company’s name to “PowerVerde, Inc.” and (ii) Amended and Restated Certificate of Incorporation filed as an exhibit to our Report on Form 10-Q for the quarter ended June 30, 2008. Immediately prior to the filing of the Certificate changing the Company’s name, the name of the Company’s operating subsidiary was changed from “PowerVerde, Inc.” to “PowerVerde Systems, Inc.”

Note 3 – Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has had recurring operating losses and negative cash flows from operations. Those factors, as well as uncertainty in securing additional funds for continued operations, create an uncertainty about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4 – Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 became effective for the Company as of the beginning of its fiscal year 2009. The Company did not elect the fair value option for any financial assets or liabilities during the first three months of fiscal 2009.

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes the principles and requirements for how an acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R makes significant changes to existing accounting practices for acquisitions, including the requirement to expense transaction costs and to reflect the fair value of contingent purchase price adjustments at the date of acquisition. SFAS 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008. The Company will implement the new standard effective in fiscal 2010. For any acquisitions completed after fiscal 2009, the Company expects SFAS 141R will have an impact on its consolidated financial statements, however; the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions that are consummated.

In December 2007, Emerging Issues Task Force (“EITF”) 07-01, Accounting for Collaborative Arrangements (“EITF 07-01”), was issued to prescribe the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis when certain characteristics exist in the collaboration relationship. EITF 07-01 is effective in fiscal 2010 for all of the Company’s collaborations. The Company does not believe that the adoption of EITF 07-01 will have a material effect on its consolidated financial statements.

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

Note 5 – Notes Payable

Series A Promissory Notes

During 2008, the Company completed an offering of $250,000 in principal amount of Series A Promissory Notes (the “Notes”). The Notes are due on July 31, 2009, and bear interest at the rate of 10% per annum. Interest expense on the notes was $6,163 and $0, respectively, for the three months ended March 31, 2009 and 2008.

In consideration for the purchase of the Series A Promissory Notes, each investor received three-year stock purchase warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $1.50 per share (25,000 shares for each $25,000 invested). As of March 31, 2009, none of these warrants have been exercised. These warrants will expire on various dates in May 2011 through July 2011.

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

Amortization of the discount in the amount of $74,996 and $0, respectively, was charged to interest expense in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008.

Line of Credit Agreement

In November 2008, the Company entered into a line of credit agreement in the amount of $50,000 with its principal executive officer. The agreement expires on November 13, 2009, and bears interest at the rate of 12.25% per annum. Outstanding advances on this line of credit were $50,000 as of March 31, 2009, and interest expense on the note was $1,539.

In consideration for the line of credit agreement, the principal executive officer received three-year stock purchase warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $2.30 per share (1 share for each $1 advanced by the lender). As of March 31, 2009, none of these warrants have been exercised. These warrants will expire November 2011.

The fair value of these warrants of $49,999 was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk free interest rate:	1.62%
Expected term:	3 years
Expected dividend yield	0.00
Expected volatility	108.23%

Note 6 – Stockholders’ Equity

Warrants

In connection with the Series A Promissory Notes and the Line of Credit Agreement entered into in 2008 and discussed above in Note 5, the Company issued warrants to purchase 250,000 and 50,000 shares of the Company’s common stock at an exercise price of $1.50 and $2.30 per share, respectively. These warrants are still outstanding as of March 31, 2009. The Series A Promissory Notes warrants expire on various dates in May 2011 through July 2011 and the Line of Credit warrants expire in November 2011. The fair value of these warrants was determined using the Black-Scholes option pricing model as discussed above in Note 5.

A summary of warrants issued, exercised and expired during the three months ended March 31, 2009 is as follows:

Amount
Balance at December 31, 2008	490,000
Issued	—
Exercise	—
Expired	—

Balance at March 31, 2009	490,000

Note 7 – Subsequent Events

During March 2009, we raised $250,000 through the private placement of 333,333 shares of our common stock to accredited investors at $.75 per share. Our cash received from financing activities reflects receipt at March 31, 2009, of $165,000 of the total $250,000 raised, and we received the balance in the second quarter. A 10% commission was paid to the placement agent, Martinez Ayme Securities.

On April 3, 2009, the Company paid in full the line of credit discussed in Note 5 to its principal executive officer using proceeds of the private placement. As of the date of payment, the warrants have not been exercised.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Readers are cautioned that the statements in this Report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are based on the beliefs of our management, as well as on assumptions made by and information currently available to us as of the date of this Report. When used in this Report, the words “plan,” “will,” “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project” and similar expressions are intended to identify such forward-looking statements. Although we believe these statements are reasonable, actual actions, operations and results could differ materially from those indicated by such forward-looking statements as a result of the risk factors included in our 2008 Annual Report, or other factors. We must caution, however, that this list of factors may not be exhaustive and that these or other factors, many of which are outside of our control, could have a material adverse effect on us and our ability to achieve our objectives. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2005, 2006 and 2007, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2009.

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

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with the provisions of Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

Overview

From January 1991 until October 2005, the Company devoted substantially all of its efforts and resources to research and development related to its unsuccessful Biotech Business, in particular the study of biological oxidation and antioxidation directed to the development of potential therapeutic products for the treatment of various diseases and conditions. In the most recent years, the

Company’s research focused mainly on targeted antioxidant therapeutics and nutraceuticals. The Company is a development stage company, has never generated any substantial revenue from product sales and has relied primarily on equity financing, licensing revenues, and various debt instruments for its working capital. The Company has been unprofitable since its inception.

Following the cessation of material Biotech Business operations in October 2005, the Company turned its primary focus to seeking an appropriate merger partner for its public shell. This resulted in the February 2008 Merger with Vyrex. In March 2009, we assigned our Biotech IP to an investor in exchange for his agreement to pay all future expenses relating to the Biotech IP and to pay us 20% of any net proceeds received from sale and/or licensing of the Biotech IP. We do not expect this arrangement to generate material revenues.

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

Results of Operations

Three Months Ended March 31, 2009 as Compared to Three Months Ended March 31, 2008

Since inception, we have focused on the development and testing of our systems, and since 2008 we have focused on their applicability to natural gas pipeline operations. We had no material revenues in the first quarter of 2009 or 2008 —just $3,384 and $11,063 in Biotech IP licensing fees in 2009 and 2008, respectively— while we had substantial expenses due to our ongoing research and development activities, as well as substantial administrative expenses associated with the 2008 Merger and our status as a public company. Our net loss in the first quarter of 2009 and 2008 was $194,093 and $149,126, respectively. Substantial net losses will continue unless and until we are able to successfully commercialize and market our products, as to which there can be no assurance.

Liquidity and Capital Resources

We have financed our operations since inception through the sale of debt and equity securities. As of March 31, 2009, we had a working capital deficit of $392,331 compared to a working capital deficit of $339,006 at December 31, 2008.

During 2008, we raised $250,000 from a private placement of Series A Promissory Notes (the “Notes”) accompanied by warrants. Our efforts to raise additional capital since the second half of 2008 have been severely hampered by the financial crisis and recession, which have severely damaged the U.S. and global economies and caused substantial drops in the prices of oil and natural gas.

In March 2009, we raised $250,000 through the private placement of 333,333 shares of our common stock to accredited investors at $.75 per share. Our cash received from financing activities reflects receipt at March 31, 2009, of $165,000 of the total $250,000 raised, and we received the balance in the second quarter. We continue to seek more funding from private debt and equity investors, as well as governmental sources, as we will need to raise substantial additional capital in order to finance our plan of operations and pay our $250,000 Notes due on July 31, 2009. Due to our capital shortage, we intend to attempt to negotiate a conversion of the Notes to equity. There can be no assurance that we will be able to raise the necessary funds and/or convert the Notes to equity. If we do not raise the necessary funds and satisfy the Notes, we will be forced to cease operations.

Plan of Operation

General

The following plan of operation for our ongoing PowerVerde business provides information which our management believes is relevant to an assessment and understanding of our business, operations and financial condition. This plan of operation contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ substantially from those anticipated in any forward-looking statements included in this discussion as a result of various factors, including those set forth in “Risk Factors” contained in the 2008 Annual Report.

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

PowerVerde also intends to contract with local refrigeration and HVAC specialty companies the job of installing and maintaining the power systems. The companies will be contracted in each area of market penetration.

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

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and President, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2009, as the Company has had to restate its financial statements for the quarter ended September 30, 2008, in order to properly account for the valuation of the warrants issued in connection with the 2008 private placement. As of May 12, 2009, the Company has filed an amendment to its quarterly report on Form 10-Q for the quarter ended September 30, 2008, which includes the restated financial statements.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2009.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the 2008 Annual Report. Please refer to that section for disclosure regarding the risks and uncertainties related to our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During March 2009, we raised $250,000 through the private placement of 333,333 shares of our common stock to accredited investors at $.75 per share. Our cash received from financing activities reflects receipt at March 31, 2009, of $165,000 of the total $250,000 raised, and we received the balance in the second quarter. These shares were issued in a transaction exempt from registration under Section 4(2) of the Securities Act as a transaction not involving a public offering. A 10% commission was paid to the placement agent, Martinez Ayme Securities, from proceeds of the private placement. The net proceeds from the private placement were used for working capital purposes and to pay off the line of credit previously extended by the principal executive officer of the Company.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13(a) or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2009

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