Form 10-Q
period 2009-06-30
POWERVERDE, INC.
filed 2009-08-14
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 13, 2009 the issuer had 26,928,065 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Balance Sheets

June 30, 2009 and December 31, 2008

(Unaudited)

	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$378	$10,203
Accounts receivable	5,284	2,500

Total Current Assets	5,662	12,703

Property and Equipment
Property and equipment, net of accumulated depreciation of $5,277 and $3,733, respectively	8,421	9,965

Total Assets	$14,083	$22,668

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$313,770	$214,750
Notes payable	247,439	136,959

Total Current Liabilities	561,209	351,709

Stockholders’ Deficiency
Common stock:
100,000,000 common shares authorized, par value $0.0001 per share, 26,216,211 common shares issued and outstanding at June 30, 2009 and 25,882,878 common shares issued and outstanding at December 31, 2008	2,622	2,589
Additional paid-in capital	997,295	772,328
Deficit accumulated in the development stage	(1,547,043)	(1,103,958)

Total Stockholders’ Deficiency	(547,126)	(329,041)

Total Liabilities and Stockholders’ Deficiency	$14,083	$22,668

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2009 and 2008, and the period from March 9, 2007 (Date of Inception) to June 30, 2009

(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Cumulative from inception through
	2009	2008	2009	2008	June 30, 2009
Licensing and Royalty Revenue	$7,169	$3,236	$10,553	$14,299	$34,216

Operating Expenses
Research and development	66,264	70,866	138,757	142,038	595,288
General and administrative	100,654	81,412	143,497	170,429	629,828

Total Operating Expenses	166,918	152,278	282,254	312,467	1,225,116

Loss from Operations	(159,749)	(149,042)	(271,701)	(298,168)	(1,190,900)

Other Income (Expenses)
Interest income	—	—	—	—	2,401
Interest expense	(89,243)	(767)	(171,384)	(767)	(324,527)
Other income (expense)	—	7,500	—	7,500	(34,017)

Total Other Income (Expense)	(89,243)	6,733	(171,384)	6,733	(356,143)

Loss before Income Taxes	(248,992)	(142,309)	(443,085)	(291,435)	(1,547,043)
Provision for Income Taxes	—	—	—	—	—

Net Loss	$(248,992)	$(142,309)	$(443,085)	$(291,435)	$(1,547,043)

Net Loss per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted Average Common Shares Outstanding - Basic and Diluted	25,926,026	14,410,330	25,926,026	14,410,330

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Deficiency

For the six months ended June 30, 2009

(Unaudited)

	Common Shares	Common Stock	Paid in Capital	Deficit Accumulated during the Development Stage	Total Stockholders’ Deficiency

Balances, December 31, 2008	25,882,878	$2,589	$772,328	$(1,103,958)	$(329,041)

Sale of common stock at $.75 per share, net of stock issuance costs of $25,000	333,333	33	224,967	—	225,000

Net loss for the six months	—	—	—	(443,085)	(443,085)

Balances, June 30, 2009	26,216,211	$2,622	$997,295	$(1,547,043)	$(547,126)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2009 and 2008, and the

period from March 9, 2007 (Date of Inception) to June 30, 2009

(Unaudited)

	2009	2008	Cumulative from inception through June 30, 2009
Cash Flows from Operating Activities
Net loss	$(443,085)	$(291,435)	$(1,547,043)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, amortization, and impairment charges	1,544	1,330	5,277
Amortization of discount	160,480	—	297,423
Changes in operating assets and liabilities:
Accounts receivable and other assets	(2,784)	(3,237)	(36,866)
Accounts payable and accrued liabilities	99,020	53,099	114,811

Cash Used in Operating Activities	(184,825)	(240,243)	(1,166,398)

Cash Flows From Investing Activities
Purchase of fixed assets	—	—	(13,698)
Cash acquired in business acquisition	—	872	872

Cash Provided By (Used in) Investing Activities	—	872	(12,826)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	250,000	25,000	1,000,000
Proceeds from notes payable	—	72,500	300,000
Payment of line of credit	(50,000)	—	(50,000)
Payment of stock issuance costs	(25,000)	—	(70,398)

Cash Provided by Financing Activities	175,000	97,500	1,179,602

Net Increase (Decrease) in Cash	(9,825)	(141,871)	378
Cash, at Beginning of Period	10,203	160,582	—

Cash, at End of Period	$378	$18,711	$378

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$1,771	$—	$17,275

Cash paid during the period for income taxes	$—	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PowerVerde, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2009

Note 1 – Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report for the year ended December 31, 2008. The results of operations for the six months ended June 30, 2009, are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements include the accounts of PowerVerde, Inc., formerly known as Vyrex Corporation (the “Company”), and PowerVerde Systems, Inc., formerly known as PowerVerde, Inc., its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

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

Note 4 – Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. Relative to SFAS 157, the FASB issued FSP FAS 157-1, FAS 157-2, and FAS 157-3. FSP FAS 157-1 amends SFAS 157 to exclude SFAS 13 and its related interpretive accounting pronouncements that address leasing transactions, while FSP FAS 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-3 clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. This FSP is effective immediately and includes those periods for which financial statements have not been issued. The Company currently does not have any financial assets that are valued using inactive markets, and as such are not impacted by the issuance of this FSP. The Company adopted SFAS 157 as of January 1, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 became effective for the Company as of the beginning of its fiscal year 2009. The Company did not elect the fair value option for any financial assets or liabilities during the first six months of fiscal 2009.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this standard did not have a significant impact on the determination or reporting of the Company’s consolidated financial results.

Note 4 – Recent Accounting Pronouncements (Continued)

Recently Adopted Accounting Pronouncements (Continued)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes the principles and requirements for how an acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R makes significant changes to existing accounting practices for acquisitions, including the requirement to expense transaction costs and to reflect the fair value of contingent purchase price adjustments at the date of acquisition. SFAS 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008. The Company has adopted the new standard effective in fiscal 2009. For any acquisitions completed after January 1, 2009, the Company expects SFAS 141R will have an impact on its consolidated financial statements, however; the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions that are consummated.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. The adoption of this standard did not have an impact on the determination of the Company’s consolidated financial results.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other principles of GAAP. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise. The adoption of this standard did not have a significant impact on the determination or reporting of the Company’s consolidated financial results.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), and FSP FASB 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1). These two staff positions relate to fair value measurements and related disclosures. The FASB also issued a third FSP relating to the accounting for impaired debt securities titled FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2). These standards are effective for interim and annual periods ending after June 15, 2009. The Company has determined that FSP 157-4 and FSP 115-2 do not currently apply to its activities and has adopted the disclosure requirements of FSP 107-1.

Note 4 – Recent Accounting Pronouncements (Continued)

Recently Adopted Accounting Pronouncements (continued)

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009. The adoption of these provisions did not have a material effect on the Company’s consolidated financial statements. The Company performed an evaluation of subsequent events through August 14, 2009, the date on which the financial statements were issued, and determined no subsequent events had occurred which would require changes to its accounting or disclosures.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (SFAS 166). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). SFAS 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards CodificationTM (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its quarterly report on Form 10-Q for the quarter ending September 30, 2009. This will not have an impact on the consolidated results of the Company.

Financial Instruments and Fair Values

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.

The carrying amount of cash and cash equivalents, trade receivables and other assets approximates fair value due to the short-term maturities of these instruments.

The fair values of all other financial instruments, including debt, approximate their book values as the instruments are short-term in nature or contain market rates of interest.

Note 5 – Notes Payable

Series A Promissory Notes

During 2008, the Company completed an offering of $250,000 in principal amount of Series A Promissory Notes (the “Notes”). The Notes were due on July 31, 2009, and interest in the Notes accrued at the rate of 10% per annum. Interest on the Notes was $11,604 and $793, respectively, for the six months ended June 30, 2009 and 2008.

In consideration of the purchase of the Notes, the investors received three-year warrants to purchase an aggregate of 250,000 shares of the Company’s common stock at an exercise price of $1.50 per share (one warrant share for each $1.00 invested). As of June 30, 2009, none of these warrants has been exercised. These warrants will expire on various dates in May 2011 through July 2011.

The fair value of these warrants of $249,985 was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk free interest rate:	Range of 2.50% to 3.27%
Expected term:	3 years
Expected dividend yield	0.00
Expected volatility	99.56%

The warrants were recorded at their fair value of $249,985, and a discount in the same amount was recorded against the carrying value of the notes payable. Amortization of the discount in the amount of $117,009 and $0, respectively, was charged to interest expense in the accompanying Condensed Consolidated Statements of Operations for the six-month period ended June 30, 2009 and 2008.

Line of Credit Agreement

In November 2008, the Company entered into a Line of Credit Agreement in the amount of $50,000 with its principal executive officer. The agreement expires on November 13, 2009, and bears interest at the rate of 12.25% per annum. The full amount of the line of credit was drawn in the fourth quarter of 2008. On April 3, 2009, the Company paid the line of credit in full, including accrued interest thereon. No further draws have been made on the line of credit.

In consideration of the Line of Credit Agreement, the principal executive officer received a three-year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $2.30 per share. As of June 30, 2009, this warrant has not been exercised. This warrant will expire on November 13, 2011.

The fair value of these warrants of $49,999 was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk free interest rate:	1.62%
Expected term:	3 years
Expected dividend yield	0.00
Expected volatility	108.23%

The warrants were recorded at their fair value of $49,999, and a discount in the same amount was recorded against the carrying value of the notes payable. Amortization of the discount in the amount of $43,471 was charged to interest expense in the accompanying consolidated statements of operations for the six-month period ended June 30, 2009.

Note 6 – Stockholders’ Equity

Warrants

In connection with the Notes and the Line of Credit Agreement entered into in 2008 and discussed in Note 5, above, the Company issued warrants to purchase 250,000 and 50,000 shares of the Company’s common stock at exercise prices of $1.50 and $2.30 per share, respectively. These warrants are still outstanding as of June 30, 2009. The warrants issued pursuant to the Notes expire on various dates in May 2011 through July 2011, and the warrants issued pursuant to the Line of Credit Agreement expire in November 2011. The fair value of these warrants was determined using the Black-Scholes option pricing model as discussed in Note 5, above.

A summary of warrants issued, exercised and expired during the three months ended June 30, 2009 is as follows:

Amount
Balance at December 31, 2008	490,000
Issued	—
Exercise	—
Expired	—

Balance at June 30, 2009	490,000

Private Placement of Common Stock

During March 2009, the Company raised $250,000 through the private placement of 333,333 shares of the Company’s common stock to accredited investors at $.75 per share. The Company’s cash received from financing activities reflects receipt at March 31, 2009, of $165,000 of the total $250,000 raised, and we received the balance in the second quarter. A 10% commission was paid to the placement agent, Martinez Ayme Securities.

On April 3, 2009, the Company paid in full the line of credit discussed in Note 5, above, to its principal executive officer using proceeds of the private placement. The related warrants have not been exercised.

Note 7 – Subsequent Events

In July 2009, $168,500 principal amount of the Company’s Series A Promissory Notes (the “Notes”), plus accrued interest thereon of $20,761, was converted into 378,521 shares of common stock, reflecting a conversion price of $.50 per share. The remaining $81,500 principal amount of Notes, together with $8,717 in accrued interest thereon, was paid in cash in August 2009.

During July 2009, we raised $250,000 through the private placement of 333,333 shares of the Company’s common stock to an accredited investor at $.75 per share. A 10% commission was paid to the placement agent, Martinez Ayme Securities.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2005, 2006 and 2007, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2009.

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

Following the cessation of material Biotech Business operations in October 2005, the Company turned its primary focus to seeking an appropriate merger partner for its public shell. This resulted in the February 2008 Merger with Vyrex. In March 2009, we assigned our Biotech intellectual property other than our rights under existing licensing agreements (the “Biotech IP”) to an investor in exchange for his agreement to pay all future expenses relating to the Biotech IP and to pay us 20% of any net proceeds received from future sale and/or licensing of the Biotech IP. We do not expect this arrangement to generate material revenues.

Since inception, we have focused on the development and testing of our electric power systems, and since 2008 we have focused on their applicability to thermal and natural gas pipeline operations. The Company’s business is subject to significant risks, including the risks inherent in our research and development efforts, uncertainties associated with obtaining and enforcing patents and intense competition.

Except as specifically noted to the contrary, the following discussion relates only to PowerVerde since, as a result of the Merger, the only historical financial statements presented for the Company in periods following the Merger are those of the operating entity, PowerVerde.

Results of Operations

Three Months Ended June 30, 2009 as Compared to Three Months Ended June 30, 2008

Our sole revenue for the three months ended June 30, 2009 and 2008 consisted of payments of Biotech IP licensing fees of $7,169 and $3,236, respectively. We had substantial expenses in the three months ended June 30, 2009, due to our ongoing research and development activities, as well as substantial administrative expenses, including those associated with our status as a public company. Total operating expenses, which include research and development costs and general and administrative costs for the three months ended June 30, 2009, were higher when compared to the same period in 2008 and amounted to $166,918 and $152,278, respectively. Our net loss for the three months ended June 30, 2009 and 2008 was $248,992 and $142,309, respectively. The substantial increase in our net loss was primarily related to interest expense of $89,243 incurred during the three months ended June 30, 2009, as compared to $767 in the same period in 2008. This increase is related to the amortization of the discounts relating to the $250,000 private issuance of the Notes and the $50,000 Line of Credit Agreement entered into by the Company during 2008. Substantial net losses will continue unless and until we are able to successfully commercialize and market our products, as to which there can be no assurance.

Six Months Ended June 30, 2009 as Compared to Six Months Ended June 30, 2008

Our sole revenue for the six months ended June 30, 2009 and 2008 consisted of payments of Biotech IP licensing fees of $10,553 and $14,299, respectively. We had substantial expenses for the six months ended June 30, 2009 due to our ongoing research and development activities, as well as substantial administrative expenses, including those associated with our status as a public company. Total operating expenses, which include research and development costs and general and administrative costs for the six months ended June 30, 2009, were lower when compared to the same period in 2008 and amounted to $282,254 and $312,467, respectively. Our net loss for the six months ended June 30, 2009 and 2008 was $443,085 and $291,435, respectively. The substantial increase in our net loss was primarily related to interest expense of $171,384 incurred during the six months ended June 30, 2009, as compared to $767 in the same period in 2008. This increase is related to the amortization of the discounts relating to the $250,000 private issuance of the Notes and the $50,000 Line of Credit Agreement entered into by the Company during 2008. Substantial net losses will continue unless and until we are able to successfully commercialize and market our products, as to which there can be no assurance.

Liquidity and Capital Resources

We have financed our operations since inception through the sale of debt and equity securities. As of June 30, 2009, we had a working capital deficit of $555,547 compared to a working capital deficit of $339,006 at December 31, 2008.

During 2008, we raised $250,000 from a private placement of Series A Promissory Notes (the “Notes”) accompanied by warrants. Our efforts to raise additional capital since the second half of 2008 have been severely hampered by the financial crisis and recession, which have severely damaged the U.S. and global economies and caused substantial drops in the prices of oil and natural gas.

In March 2009, we raised $250,000 through the private placement of 333,333 shares of our common stock to accredited investors at $.75 per share. Our cash received from financing activities reflects receipt at March 31, 2009, of $165,000 of the total $250,000 raised, and we received the balance of $85,000 in the second quarter of 2009.

In July 2009, we raised $250,000 through the private placement of 333,333 shares of our common stock to an accredited investor at $.75 per share. The net proceeds of $225,000 (after payment of a 10% fee to our placement agent) were used (i) to pay $81,500 principal amount of our Series A Promissory Notes due July 31, 2009, together with $8,717 in accrued interest thereon; and (ii) for working capital.

The remaining $168,500 principal amount of Notes, together with accrued interest thereon of $20,761, were converted in July 2009 into shares of our common stock, reflecting a conversion price of $.50 per share. We continue to seek more funding from private debt and equity investors, as well as governmental sources, as we will need to raise substantial additional capital in order to finance our plan of operations. There can be no assurance that we will be able to raise the necessary funds. If we do not raise the necessary funds, we will be forced to cease operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and President, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended June 30, 2009.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the 2008 Annual Report. Please refer to that section for disclosure regarding the risks and uncertainties related to our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During March 2009, we raised $250,000 through the private placement of 333,333 shares of our common stock to accredited investors at $.75 per share. Our cash received from financing activities reflects receipt at March 31, 2009, of $165,000 of the total $250,000 raised, and we received the balance in the second quarter. These shares were issued in a transaction exempt from registration under Section 4(2) of the Securities Act as a transaction not involving a public offering. A 10% commission was paid to the placement agent, Martinez Ayme Securities, from proceeds of the private placement. The net proceeds from the private placement were used for working capital purposes and to pay off the $50,000 line of credit previously extended by the principal executive officer of the Company.

In July 2009, we raised $250,000 through the private placement of 333,333 shares of our common stock to an accredited investor at $.75 per share. These shares were issued in a transaction exempt from registration under Section 4(2) of the Securities Act as a transaction not involving a public offering. A 10% commission was paid to the placement agent, Martinez Ayme Securities, from proceeds of the private placement. The net proceeds were used (i) to pay $81,500 principal amount of our Series A Promissory Notes (the “Notes”) due July 31, 2009, together with $8,717 in accrued interest thereon; and (ii) for working capital.

The remaining $168,500 principal amount of the Notes, together with accrued interest thereon of $20,761, were converted in July 2009 into 378,521 shares of our common stock, reflecting a conversion price of $.50 per share. The holders of these Notes were accredited investors. The conversion shares were issued in a transaction exempt from registration under Section 4(2) of the Securities Act as a transaction not involving a public offering.

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

Date: August 14, 2009

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