Form 10-Q
period 2009-09-30
POWERVERDE, INC.
filed 2009-11-17
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 13, 2009 the issuer had 27,421,732 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Balance Sheets

September 30, 2009 and December 31, 2008

(Unaudited)

	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$100,617	$10,203
Accounts receivable	8,181	2,500

Total Current Assets	108,798	12,703

Property and Equipment
Property and equipment, net of accumulated depreciation of $5,285 and $3,733, respectively	7,637	9,965

Total Assets	$116,435	$22,668

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$319,925	$214,750
Notes payable	—	136,959

Total Current Liabilities	319,925	351,709

Stockholders’ Deficiency
Common stock:
100,000,000 common shares authorized, par value $0.0001 per share, 27,421,732 common shares issued and outstanding at September 30, 2009 and 25,882,878 common shares issued and outstanding at December 31, 2008	2,743	2,589
Additional paid-in capital	1,754,660	772,328
Deficit accumulated in the development stage	(1,710,893)	(1,103,958)

	46,510	(329,041)
Less: Stock subscription receivable	(250,000)	—

Total Stockholders’ Deficiency	(203,490)	(329,041)

Total Liabilities and Stockholders’ Deficiency	$116,435	$22,668

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2009 and 2008, and the period from March 9, 2007 (Date of Inception) to September 30, 2009

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Cumulative from inception through September 30, 2009
	2009	2008	2009	2008
Licensing and Royalty Revenue	$15,681	$6,864	$26,234	$21,163	$49,897

Operating Expenses
Research and development	119,157	70,580	257,913	212,618	714,444
General and administrative	50,968	93,152	194,924	237,511	681,255

Total Operating Expenses	170,125	163,732	452,837	450,129	1,395,699

Loss from Operations	(154,444)	(156,868)	(426,603)	(428,966)	(1,345,802)

Other Income (Expenses)
Interest income	—	—	—	2,301	2,401
Interest expense	(8,947)	—	(180,332)	—	(333,475)
Other income (expense)	—	13,501	—	(35,139)	(34,017)

Total Other Income (Expense)	(8,947)	(13,501)	(180,332)	(32,838)	(365,091)

Loss before Income Taxes	(163,391)	(170,369)	(606,735)	(461,804)	(1,710,893)
Provision for Income Taxes	—	—	—	—	—

Net Loss	$(163,391)	$(170,369)	$(606,735)	$(461,804)	$(1,710,893)

Net Loss per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted Average Common Shares Outstanding - Basic and Diluted	26,838,581	14,410,330	26,838,581	14,410,330

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity

For the nine months ended September 30, 2009

(Unaudited)

	Common Shares	Common Stock	Paid in Capital	Deficit Accumulated during the Development Stage	Stock Subscription Receivable	Total Stockholders’ Equity

Balances, December 31, 2008	25,882,878	$2,589	$772,328	$(1,103,958)	$—	$(329,041)

Sale of common stock at $.75 per share, net of stock issuance costs of $77,025	1,168,333	116	793,109	—	(250,000)	543,225

Common stock issued on conversion of debt	378,521	38	189,223	—	—	189,261

Net loss for the six months	—	—	—	(606,935)	—	(606,935)

Balances, September 30, 2009	27,421,732	$2,743	$1,754,660	$(1,710,893)	$(250,000)	$(203,490)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2009 and 2008, and the period from March 9, 2007 (Date of Inception) to September 30, 2009

(Unaudited)

	2009	2008	Cumulative from inception through September 30, 2009
Cash Flows from Operating Activities
Net loss	$(606,935)	$(461,804)	(1,710,893)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, amortization, and impairment charges	2,328	2,034	6,061
Amortization of discount	3,258	—	140,201
Non-cash convertible notes payable	189,261	—	189,261
Changes in operating assets and liabilities:
Accounts receivable and other assets	(5,681)	(6,864)	(39,763)
Accounts payable and accrued liabilities	105,175	63,948	120,966

Cash Used in Operating Activities	(312,594)	(402,686)	(1,294,167)

Cash Flows From Investing Activities
Purchase of fixed assets	—	(1,297)	(13,698)
Cash acquired in business acquisition	—	872	872

Cash Used in Investing Activities	—	425	(12,826)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	620,250	25,000	1,370,250
Proceeds from notes payable	—	250,000	300,000
Payment of line of credit	(50,000)	—	(50,000)
Payment of note payable	(90,217)	—	(90,217)
Payment of stock issuance costs	(77,025)	—	(122,423)

Cash Provided by Financing Activities	403,008	275,000	1,407,610

Net Increase (Decrease) in Cash	90,414	(128,111)	100,617
Cash, at Beginning of Period	10,203	160,582	—

Cash, at End of Period	$100,617	$32,471	$100,617

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$—	$—	$15,504

Cash paid during the period for income taxes	$—	$—	$—

Supplemental Schedule of Non-Cash Financing
Activities common stock issued for convertible debt	$189,261	$—	$189,261

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PowerVerde, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2009

Note 1 – Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report for the year ended December 31, 2008. The results of operations for the nine months ended September 30, 2009, are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements include the accounts of PowerVerde, Inc., formerly known as Vyrex Corporation (the “Company”), and PowerVerde Systems, Inc., formerly known as PowerVerde, Inc., its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

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

Note 4 – Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In September 2009, Accounting Standards Codification (“ASC”) became the source of authoritative U.S. GAAP recognized by the Financial Accounting Standards Board (“FASB”) for nongovernmental entities, except for certain FASB Statements not yet incorporated into ASC. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for registrants. The discussion below includes the applicable ASC reference.

Note 4 – Recent Accounting Pronouncements (Continued)

Recently Adopted Accounting Pronouncements (Continued)

In April 2009, the Company adopted ASC Topic 820-10-65 Fair Value Measurements and Disclosures (formerly, FASB Staff Position No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). The standard provides additional guidance for estimating fair value in accordance with Topic 820-10-65 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. The Company adopted this pronouncement effective April 1, 2009 with no impact on its consolidated financial statements.

The Company adopted, ASC Topic 855-10 Subsequent Events (formerly SFAS 165, Subsequent Events) effective April 1, 2009. This pronouncement changes the general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

Note 4 – Recent Accounting Pronouncements (Continued)

Recently Adopted Accounting Pronouncements (Continued)

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value, which clarifies, among other things, that when a quoted price in an active market for the identical liability is not available, an entity must measure fair value using one or more specified techniques. The Company adopted the pronouncement effective July 1, 2009 with no impact on its consolidated financial statements.

The Company adopted ASC Topic 810-10 Consolidation (formerly SFAS No. 160, Non controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51) effective January 2, 2009. Topic 810-10 changes the manner of presentation and related disclosures for the non controlling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary. The presentation changes are reflected retrospectively in the Company’s unaudited condensed consolidated financial statements.

ASC Topic 815-10 Derivatives and Hedging (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities) was adopted by the Company effective January 2, 2009. The guidance under Topic 815-10 changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses.

The Company adopted ASC Topic 825-10 Financial Instruments (formerly, FASB Staff Position No. SFAS 107-1 and APB No. 28-1, Disclosures about the Fair Value of Financial Instruments), which requires quarterly disclosure of information about the fair value of financial instruments within the scope of Topic 825-10. The Company adopted this pronouncement effective April 1, 2009. This disclosure is in included in Note 7 to the condensed consolidated financial statements.

Note 4 – Recent Accounting Pronouncements (Continued)

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

In June 2009, the FASB finalized SFAS No. 167, Amending FASB interpretation No. 46(R), which was included in ASC Topic 810. The provisions of ASC 810 amend the definition of the primary beneficiary of a variable interest entity and will require the Company to make an assessment each reporting period of its variable interests. The provisions of this pronouncement are effective January 1, 2010. The Company is evaluating the impact of the statement on its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, which revises the existing multiple-element revenue arrangements guidance and changes the determination of when the individual deliverables included in a multiple-element revenue arrangement may be treated as separate units of accounting, modifies the manner in which the transaction consideration is allocated across the separately identified deliverables and expands the disclosures required for multiple-element revenue arrangements. The pronouncement is effective for financial statements issued after December 31, 2010. The Company does not expect the pronouncement to have a material effect on its consolidated financial statements.

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

Note 5 – Notes Payable

Series A Promissory Notes

During 2008, the Company completed an offering of $250,000 in principal amount of Series A Promissory Notes (the “Notes”). The Notes were due on July 31, 2009, and interest in the Notes accrued at the rate of 10% per annum. Interest on the Notes was $11,604 and $793, respectively, for the nine months ended September 30, 2009 and 2008.

In consideration of the purchase of the Notes, the investors received three-year warrants to purchase an aggregate of 250,000 shares of the Company’s common stock at an exercise price of $1.50 per share (one warrant share for each $1.00 invested). As of September 30, 2009, none of these warrants has been exercised. These warrants will expire on various dates in May 2011 through July 2011.

Note 5 – Notes Payable (Continued)

Series A Promissory Notes

The fair value of these warrants of $249,985 was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk free interest rate:	Range of 2.50% to 3.27%
Expected term:	3 years
Expected dividend yield	0.00
Expected volatility	99.56%

The warrants were recorded at their fair value of $249,985, and a discount in the same amount was recorded against the carrying value of the notes payable. Amortization of the discount in the amount of $117,009 and $0, respectively, was charged to interest expense in the accompanying Condensed Consolidated Statements of Operations for the nine-month period ended September 30, 2009 and 2008.

In July 2009, $168,500 principal amount of the Notes, plus accrued interest thereon of $20,761, was converted into 378,521 shares of common stock, reflecting a conversion price of $.50 per share. The remaining $81,500 principal amount of Notes, together with $8,717 in accrued interest thereon, was paid in cash in August 2009.

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

In consideration of the Line of Credit Agreement, the principal executive officer received a three-year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $2.30 per share. As of September 30, 2009, this warrant has not been exercised. This warrant will expire on November 13, 2011.

The fair value of these warrants of $49,999 was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk free interest rate:	1.62%
Expected term:	3 years
Expected dividend yield	0.00
Expected volatility	108.23%

The warrants were recorded at their fair value of $49,999, and a discount in the same amount was recorded against the carrying value of the notes payable. Amortization of the discount in the amount of $43,471 was charged to interest expense in the accompanying consolidated statements of operations for the nine-month period ended September 30, 2009.

Note 6 – Stockholders’ Equity

Warrants

In connection with the Notes and the Line of Credit Agreement entered into in 2008 and discussed in Note 5, above, the Company issued warrants to purchase 250,000 and 50,000 shares of the Company’s common stock at exercise prices of $1.50 and $2.30 per share, respectively. These warrants are still outstanding as of September 30, 2009. The warrants issued pursuant to the Notes expire on various dates in May 2011 through July 2011, and the warrants issued pursuant to the Line of Credit Agreement expire in November 2011. The fair value of these warrants was determined using the Black-Scholes option pricing model as discussed in Note 5, above.

A summary of warrants issued, exercised and expired during the three months ended September 30, 2009 is as follows:

Amount
Balance at December 31, 2008	490,000
Issued	—
Exercise	—
Expired	—

Balance at September 30, 2009	490,000

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

In the third quarter and early in the fourth quarter of 2009, the Company raised $700,000 through the private placement of 933,333 shares of common stock to accredited investors at $.75 per share. Of these funds, $370,250 was received in the third quarter and $329,750 was received in the fourth quarter. A 10% commission was paid to the placement agent, Martinez Ayme Securities, with respect to $350,000 of the funds invested in the offering. As to $100,000 of the funds, no commission was paid as the investor was procured by the Company’s CEO. As to the remaining $250,000, a 6% finder’s fee was paid to a third party and a 4% commission was paid to Martinez Ayme.

Note 7 – Subsequent Events

In October 2009, the Company issued 75,000 shares of its common stock to Del Mar Corporate Consulting, LLC (the “Consultant”) as part of the consideration required pursuant to a Market Awareness Consulting Agreement between the Company and the Consultant dated October 20, 2009. Under this Agreement, $25,000 was paid upon signing and $25,000 is due on November 28, 2009.

The Company evaluated subsequent events through November 15, 2009, the date the financial statements were issued, and there was no subsequent event which impacted the Company’s financial position or results of operations as of September 30, 2009 or which required disclosure.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2005, 2006 and 2007, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2009 and 2008.

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

Results of Operations

Three Months Ended September 30, 2009 as Compared to Three Months Ended September 30, 2008

Our sole revenue for the three months ended September 30, 2009 and 2008 consisted of payments of Biotech IP licensing fees of $15,681 and $6,864, respectively. We had substantial expenses in the three months ended September 30, 2009, due to our ongoing research and development activities, as well as substantial administrative expenses, including those associated with our status as a public company. Total operating expenses, which include research and development costs and general and administrative costs for the three months ended September 30, 2009, were higher when compared to the same period in 2008 and amounted to $170,125 and $163,732, respectively. Our net loss for the three months ended September 30, 2009 and 2008 was $163,391 and $170,369, respectively. Substantial net losses will continue unless and until we are able to successfully commercialize and market our products, as to which there can be no assurance.

Nine Months Ended September 30, 2009 as Compared to Nine months Ended September 30, 2008

Our sole revenue for the nine months ended September 30, 2009 and 2008 consisted of payments of Biotech IP licensing fees of $26,234 and $21,163, respectively. We had substantial expenses for the nine months ended September 30, 2009 due to our ongoing research and development activities, as well as substantial administrative expenses, including those associated with our status as a public company. Total operating expenses, which include research and development costs and general and administrative costs for the nine months ended September 30, 2009, were lower when compared to the same period in 2008 and amounted to $426,603 and $428,966, respectively. Our net loss for the nine months ended September 30, 2009 and 2008 was $606,935 and $461,804, respectively. The substantial increase in our net loss was primarily related to interest expense of $180,332 incurred during the nine months ended September 30, 2009, as compared to $0 in the same period in 2008. This increase is related to the amortization of the discounts relating to the $250,000 private issuance of the Notes and the $50,000 Line of Credit Agreement entered into by the Company during 2008. Substantial net losses will continue unless and until we are able to successfully commercialize and market our products, as to which there can be no assurance.

Liquidity and Capital Resources

We have financed our operations since inception through the sale of debt and equity securities. As of September 30, 2009, we had a working capital deficit of $211,127 compared to a working capital deficit of $339,006 at December 31, 2008.

During 2008, we raised $250,000 from a private placement of Series A Promissory Notes (the “Notes”) accompanied by warrants. Our efforts to raise additional capital since the second half of 2008 have been severely hampered by the financial crisis and recession, which have severely damaged the U.S. and global economies and caused substantial drops in the prices of oil and natural gas.

In March 2009, we raised $250,000 through the private placement of 333,333 shares of our common stock to accredited investors at $.75 per share. We paid a 10% commission to our placement agent, Martinez-Ayme Securities, with respect to this offering.

In the third quarter and early in the fourth quarter of 2009, we raised $700,000 through the private placement of 933,333 shares of our common stock to accredited investors at $.75 per share. Of these funds, $620,250 was raised in the third quarter and $79,750 was raised in the fourth quarter. The net proceeds from this offering of $140,000 (after payment of a 10% fee to our placement agent with respect to $350,000 of the funds raised and a 4% placement agent fee and a 6% finder’s fee as to $250,000) were used (i) to pay $81,500 principal amount of our Series A Promissory Notes due July 31, 2009, together with $8,717 in accrued interest thereon; and (ii) for working capital.

The remaining $168,500 principal amount of Notes, together with accrued interest thereon of $20,761, was converted in July 2009 into shares of our common stock, reflecting a conversion price of $.50 per share.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2009.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the 2008 Annual Report. Please refer to that section for disclosure regarding the risks and uncertainties related to our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In the third quarter and early in the fourth quarter of 2009, we raised $700,000 through the private placement of 933,333 shares of our common stock to accredited investors at $.75 per share. Of these funds, $620,250 was raised in the third quarter and $79,750 was raised in the fourth quarter. The net proceeds from this offering of $140,000 (after payment of a 10% fee to our placement agent with respect to $350,000 of the funds raised and a 4% placement agent fee and a 6% finder’s fee as to $250,000) were used (i) to pay $81,500 principal amount of our Series A Promissory Notes due July 31, 2009, together with $8,717 in accrued interest thereon; and (ii) for working capital.

The remaining $168,500 principal amount of Notes, together with accrued interest thereon of $20,761, was converted in July 2009 into shares of our common stock, reflecting a conversion price of $.50 per share.

In October 2009, we issued 75,000 shares of our common stock to Del Mar Corporate Consulting, LLC (the “Consultant”) pursuant to a Market Awareness Consulting Agreement, dated October 20, 2009, filed as Exhibit 10.5 to this Report. Pursuant to this agreement, we paid the Consultant $25,000 upon signing and $25,000 is due on November 28, 2009.

All of the shares described in this Item 2 were issued in transactions exempt from registration under Section 4(2) of the Securities Act as transactions not involving a public offering.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

10.5	Market Awareness Consulting Agreement between the Company and Del Mar Corporate Consulting, LLC, dated October 20, 2009.

31.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13(a) or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 16, 2009

POWERVERDE, INC.

By:	/s/ George Konrad
George Konrad
President and Chief Executive Officer and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

10.5	Market Awareness Consulting Agreement between the Company and Del Mar Corporate Consulting, LLC, dated October 20, 2009.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002