Form 10-K
period 2009-12-31
POWERVERDE, INC.
filed 2010-04-14
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.

Large accelerated file	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock equity, as of June 30, 2009, the last business day of the issuer’s most recently completed second fiscal quarter: $8,123,537.

As of April 14, 2010, the number of outstanding shares of common stock, $0.0001 par value per share, of the registrant was 27,749,533.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PowerVerde, Inc.

Annual Report on Form 10-K

Year Ended December 31, 2009

i

PART I

ITEM 1.	BUSINESS.

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

The Company is a Delaware corporation formed in March 2007 by its two principal owners and officers: George Konrad; and Fred Barker. The Company was formed in order to further develop, commercialize and market a series of unique electric generating power systems designed to produce electrical power with zero emissions or waste byproducts, based on a patented pressure-driven motor. The design of the motor was conceived by Mr. Barker in January 2001. Mr. Barker previously had a working relationship with Mr. Konrad and enlisted Mr. Konrad and his manufacturing expertise, together with Mr. Barker’s own engineering expertise, to co-develop the motor.

An initial prototype of the motor was created and tested in early 2002, and, based on positive test results, Messrs. Barker and Konrad concluded that the concept could lead to a commercial product. A new design was developed in early 2007, which resulted in a motor that produced more torque and horsepower, as well as being easier to mass produce. The prototype was tested extensively, and substantial tooling and engineering with CAM/CNC programming was completed at the facility of Mr. Konrad’s company, Arizona Research and Development (“ARD”), for the eventual mass production model.

Based on data learned from these earlier prototypes, PowerVerde has manufactured three 25/50kW motors and has been testing these devices on a more powerful and advanced organic rankine cycle (ORC) system designed and built by PowerVerde. During 2009, the Company also built and tested a 100kW pressure-driven motor at another machining and manufacturing facility, Global Machine Works, in Arlington, WA. These two related but distinct systems are designed for two different markets. The 25/50kW system uses low-grade heat as a fuel source, expanding a working fluid thereby driving the motor/generator, while the 100kW system (without ORC), uses wasted energy (pressure) from natural gas pipeline and wellhead infrastructures to drive the motor/generator and create electric power.

We expect to complete the final design of our waste heat/solar unit by the third quarter of 2010 or sooner and install systems for commercial beta testing before the end of the current year. If the beta testing is successful, sales could commence during the last quarter of 2010 or early 2011. A second generation natural gas pipeline/wellhead system is being designed, and we anticipate that this unit will be built and tested in the second half of 2010. There can be no assurance, however, that we will be able to successfully complete the final design and testing of our systems or that we will be able to commercialize them and commence sales.

In early 2010, PowerVerde’s Board created two separate divisions: waste heat/solar organic rankine cycle powered systems; and gas pipeline/wellhead waste energy recovery systems. Because the markets and customers for these two systems are completely different and the design and manufacturing are geographically separated, we believe that this bifurcation will result in a more streamlined and efficient business structure.

In March 2009, we entered into a non-binding letter of intent (the “LOI”) with Keahole Solar Power LLC (“KSP”), a subsidiary of Sopogy, Inc. (“Sopogy”), based in Honolulu, Hawaii. Sopogy has developed a modular and scalable solar energy solution designed for on-site energy generation in the range of 250kW-20MW. The LOI reflects the parties’ intent to work together on development of smaller Sopogy systems in the 50kW to 500kW range. Under the terms contemplated by the LOI, we would install, at our own expense, a 25/50kW PowerVerde motor for use at KSP’s solar thermal power generation facility at the Natural Energy Laboratory of Hawaii located in Kona, Hawaii. We would operate the system and the parties would share performance data for five years. We believe that the contemplated 25/50kW system may be beta test ready by the fourth quarter of 2010 or sooner. While we are optimistic about our relationship with Sopogy and KSP, there can be no assurance that we will ever enter into a definitive agreement with Sopogy or KSP, that we will ever install our motor as contemplated in the LOI or that we will ever generate any revenues from this relationship.

Messrs. Barker and Konrad together obtained U.S. Patent No. 6,840,151 for a “push-push type fluid pressure actuated motor,” which was issued on January 11, 2005. On June 6, 2007, Messrs. Barker and Konrad and the Company’s predecessor, PowerVerde, LLC, permanently and exclusively assigned to PowerVerde all rights to the patent and the other intellectual property relating to the PowerVerde systems. On July 16, 2008, Mr. Barker filed provisional U.S. Patent application No. 61/081,298 for a “system to produce electricity using waste energy in natural gas pipelines.” This application was assigned to the Company; however, it was abandoned in 2009 because we decided to replace it with a new and improved provisional patent application regarding the natural gas pipeline technology. Mr. Barker filed on behalf of PowerVerde a new provisional patent application regarding this technology on April 7, 2010. On October 17, 2008, Mr. Konrad and Mr. Brian K. Gray filed U.S. Patent application No. 12,253,580 for a “low temperature organic rankine cycle system.” This application was assigned to the Company. There can be no assurance that any further patents will be issued to us.

We plan to manufacture and market the PowerVerde power systems to end users in the U.S. market; however, we have not yet hired any employees. We currently contract for human resources on an as-needed basis. An international division may be formed to coordinate global OEM licensing partnerships. We have not yet entered into any formal relationship for distribution or marketing; however, discussions with certain manufacturers of integrated components and service providers in the oil and natural gas industry have begun. There can be no assurance that any distribution or marketing agreements will be successfully consummated.

Product Description

The 2007 advanced generation PowerVerde motor, with its related organic rankine cycle (ORC) system, produced 10kW of net power. Our larger 25/50kW waste heat/solar design is a next generation system This system was designed to be installed in single- or multiple-stacked units for businesses, factories, schools, hospitals, ships and other users of electric power. These non-combustion motors are fueled by heat and, via an ORC related system, create a pressure source powering the PowerVerde motor/generator while emitting zero carbon emissions or waste stream byproducts. This system operates with relatively low pressure (100-250psi) producing substantial torque and horsepower. The second PowerVerde system is designed to operate on wellhead or natural gas pipeline infrastructure and lacks the ORC component, but uses wasted latent energy (pressure) inherent in “city gate” letdowns or wellheads as its fuel source. Both systems are designed to operate on pressure. The latter system is designed to operate on relatively high pressure (1000 psi) associated with pipeline or wellhead infrastructure. The PowerVerde gas expansion and pressure driven motors have been tested over the past three years, and we believe that they have demonstrated the durability and reliability necessary to function as commercial renewable electric power generation systems. In 2008, as noted above, we decided to scale the ORC waste heat/solar system to 25/50kW and the natural gas pressure motor (without ORC) to 100kW. We anticipate, and have already designed systems, that will be scaled even larger in the future.

Our ORC system requires:

•	A heat source (solar, waste heat, geothermal or bio-mass);

•	An organic rankine cycle (ORC) to convert heat into pressure;

•	PowerVerde patented motor to convert the pressure into horsepower; and

•	A generator to convert the horsepower into electricity.

We have built and tested the next generation 25/50kW and ORC system, and believe that the overall design meets or exceeds performance parameters. We believe that we have successfully enhanced the system’s power capacity to 25kW or more of gross power. Our preliminary testing will continue through mid-2010 and we expect to perform a commercial beta test in the second half of 2010.

PowerVerde’s other electric power system, the gas pressure motor, is engineered to operate on any adequate pressure source without an ORC. This 100kW system expands wasted energy or pressure from natural gas pipelines or wellheads into mechanical energy and requires:

•	Natural gas pipeline or natural gas utility infrastructure, specifically “City Gates” or gas wellheads;

•	Any adequate wellhead or pressure release infrastructure such as pumping stations;

•	PowerVerde’s patented engine to convert the pressure into horsepower; and

•	A generator to convert the horsepower into electricity.

We have built a 100kW system, and hope to build a next generation 150kW system in the second half of 2010. It is anticipated the first commercial beta test will be conducted on wellhead infrastructure sometime in the latter half of 2010.

Government Regulations and Incentives

We believe that the time is right for the PowerVerde systems. Regulatory proposals to limit greenhouse gases are moving forward. One such measure would be a carbon tax placed on fuels in proportion to their carbon content. Another would be a tax on oil. Yet another would be a “cap and trade” system. All of these would drive up the price of electricity from fossil fuel sources, yet have no impact on carbon-free renewable sources such as those offered by us; however, due to the weak economy and political opposition, there can be no assurance that any of these measures will be implemented.

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

As a result of the US Government’s economic stimulus package approved in February 2009, we have applied for federal grants, loans and/or programs designed to assist development of renewable “green” energy sources, and we have retained specialized consultants to assist in this endeavor; however, we have not yet been successful in these ongoing efforts, and there can be no assurance that we will ever receive any governmental assistance.

Competition

We face substantial competition from numerous other companies, most of whom have financial and other resources substantially greater than those of the Company. The Company's competition is worldwide, ranging from solo inventors and small businesses all the way to major utility companies and multinational corporations, all of whom are attempting to design, develop and market clean and efficient methods for the generation and delivery of electricity. This competition is expected to increase due to pressures arising from anticipated high prices of oil and natural gas, environmental concerns and the increased availability of governmental incentives and subsidies. These competitors may prove more successful in offering similar products and/or may offer alternative products which prove superior in performance and/or more popular with potential customers than our products. Our ability to commercialize our products and grow and achieve profitability in accordance with our business plan will depend on our ability to satisfy our customers and withstand increasing competition by providing high-quality products at reasonable prices. There can be no assurance that we will be able to achieve or maintain a successful competitive position.

ITEM 1A.	RISK FACTORS.

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

The United States economy is currently suffering from very unfavorable economic conditions, including a weak recovery from a severe recession in the general economy and a financial crisis impairing the banking system and the financial markets. These negative conditions could persist or become even worse. General economic conditions have deteriorated due to reduced credit resulting from this financial crisis, resulting in slower economic activity, concerns about inflation, deflation and government debt and deficits, volatility in energy prices, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in our markets and other adverse effects on our potential customers and markets. These poor economic conditions have made it very difficult for us to raise the capital we need to complete the development and testing of our products so that we can begin sales. In the event that we are able to begin sales of our products, these poor economic conditions may adversely affect our business and our financial condition and results of operations by extending the length of the sales cycle and causing potential customers to delay, defer or decline to make purchases of our products due to limitations on their capital expenditures and the adverse effects of the economy and the credit markets on them.

The weak economy and financial crisis are projected by many economic experts to continue or deteriorate further throughout 2010 or longer. These conditions may make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities. We cannot predict the timing, strength or duration of this current financial crisis and weak economy or of a subsequent economic recovery, or the effects thereof on our customers and our markets. Our results of operations may be negatively impacted in future periods and experience substantial fluctuations from period to period as a consequence of these factors, and such conditions and other factors affecting capital spending may affect the timing of orders from major customers. These factors could adversely affect our ability to meet our capital requirements, support our working capital requirements and growth objectives, maintain our existing or secure new financing arrangements, or otherwise materially and adversely affect our business, financial condition and results of operations.

An increase in interest rates or lending rates or tightening of the supply of capital in the global financial markets could make it difficult for end-users to finance the cost of a PowerVerde system and could reduce the demand for our products and/or lead to a reduction in the average selling price for our products.

We believe that, in the event that we are able to commercialize our products, many of our end-users will depend on debt financing to fund the initial capital expenditure required to purchase and install a PowerVerde system. As a result, an increase in interest rates or lending rates could make it difficult for our end-users to secure the financing necessary to purchase and install PowerVerde systems on favorable terms, or at all and thus lower demand and reduce our net sales. Due to the overall economic outlook, our end-users may change their decision or change the timing of their decision to purchase and install PowerVerde systems. In addition, we believe that a significant percentage of our end-users will install PowerVerde systems as an investment, funding the initial capital expenditure through a combination of equity and debt. An increase in interest rates and/or lending rates could lower an investor’s return on investment in PowerVerde systems, or make alternative investments more attractive relative to PowerVerde systems, and, in each case, could cause these end-users to seek alternative investments. A reduction in the supply of project debt financing or equity investments could reduce the number of our projects that receive financing and thus lower demand for PowerVerde system.

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

Risks Related to Our Business

We need to raise substantial additional capital to fund our business.

We will need to raise substantial additional funds. Without such additional funds, we may have to cease operations. We will require substantial additional funding for our contemplated research and development activities, commercialization of our products and ordinary operating expenses. Adequate funds for these purposes may not be available when needed or on terms acceptable to us, especially due to the ongoing weak economy and financial crisis. Insufficient funds may require us to delay or scale back our activities or to cease operations.

We face substantial competition in our industry, and we may be unable to attract customers and maintain a viable business.

We face substantial competition from numerous other companies, most of whom have financial and other resources substantially greater than ours. Our competition is worldwide, ranging from solo inventors and small businesses all the way to major utility companies and multinational corporations, all of whom are attempting to design, develop and market clean and efficient methods for the generation and delivery of electricity. This competition is expected to increase due to pressures arising from anticipated high prices of oil and natural gas, environmental concerns and the availability of governmental incentives and subsidies. These competitors may prove more successful in offering similar products and/or may offer alternative products which prove superior in performance and/or more popular with potential customers than our products. Our ability to commercialize our products and grow and achieve profitability in accordance with our business plan will depend on our ability to satisfy our customers and withstand increasing competition by providing high-quality products at reasonable prices. There can be no assurance that we will be able to achieve or maintain a successful competitive position.

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

Our ability to compete effectively will depend to a large extent on our success in protecting our proprietary technology, both in the United States and abroad. There can be no assurance that (i) any patent that we apply for will be issued, (ii) any patents issued, including our existing U.S. Patent No. 6,840,151, on which our current products are based, will not be challenged, invalidated, or circumvented, (iii) that we will have the financial resources to enforce our patents or (iv) the patent rights granted will provide any competitive advantage. We could incur substantial costs in defending any patent infringement suits or in asserting our patent rights, including those granted by third parties, and we might not be able to afford such expenditures.

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

The reduction, elimination or unavailability of contemplated government incentives may force our business plan to be changed and may materially adversely affect our business.

Our business plan relies to a significant extent on the availability of substantial federal, state and local governmental incentives for the development, production and purchase of energy-saving, environmentally-friendly products such as our systems. These incentives include, among others, tax deductions, tax credits, rebates, accelerated depreciation and government loans, grants and other subsidies. There can be no assurance that some or all of these incentives will not be substantially reduced or eliminated, nor can there be any assurance that any currently proposed incentives will actually take effect. Similarly, there can be no assurance that we will ever receive any government loans, grants or other subsidies.

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

Risks Related to Our Common Stock; Liquidity Risks

Our stock price is highly volatile.

The market prices for securities of emerging and development stage companies such as ours have historically been highly volatile, and our limited history has reflected this volatility. Difficulty in raising capital as well as future announcements concerning us or our competitors, including the results of testing, technological innovations or new commercial products, government regulations, developments concerning proprietary rights, litigation or public concern as to safety of potential products developed by us or others, may have a significant adverse impact on the market price of our stock.

We do not pay dividends on our common stock, and we have no intention to do so in the future.

For the near-term, we intend to retain remaining future earnings, if any, to finance our operations and do not anticipate paying any cash dividends with respect to our common stock or may be unable to sell at a fair price.

There has been limited trading in our stock.

Our common stock is currently quoted on the OTCBB under the symbol “PWVI.” Since our February 2008 Merger with our predecessor Vyrex Corporation, our stock has been thinly traded, and no assurance can be given as to when, if ever, an active trading market will develop or, if developed, that it will be sustained. As a result, investors may be unable to sell their shares of our common stock.

We may issue additional shares of our stock which may dilute the value of our stock.

As a result of the Merger, we have issued to our predecessor’s shareholders 24,588,734 shares of our common stock. These shares are no longer restricted securities subject to Rule 144. The sale or availability for sale of substantial amounts of common stock in the public market under Rule 144 or otherwise could materially adversely affect the prevailing market prices of our common stock and could impair our ability to raise additional capital through the sale of our equity securities.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We do not own any real property. We share use of a full-service machining and manufacturing facility located at 21615 N. 2nd Avenue, Phoenix, Arizona, owned by Arizona Research and Development, Inc. (“ARD”), a company wholly-owned by George Konrad, the Company’s President and largest shareholder (the “ARD Facility”). We pay monthly rent of $.75 per square foot of space that we use and also pay our proportional share of the facility’s utilities. As of March 2010, we are using approximately 750 square feet at a monthly rental of approximately $565. We expect to substantially increase our use of the ARD Facility by the end of 2010, and we believe that the ARD Facility will be adequate to satisfy our needs through that time; however, in the event that we begin material sales, we may need to move to a larger facility.

ITEM 3.	LEGAL PROCEEDINGS

We are not party to any disputes or legal proceedings at the time of this Report.

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

Period Beginning	Period Ending	High	Low
January 1, 2008	March 26, 2008	$2.75	$.30
April 2, 2008	June 30, 2008	$2.70	$1.75
July 1, 2008	September 30, 2008	$4.30	$2.20
October 1, 2008	December 31, 2008	$3.25	$1.75
January 1, 2009	March 31, 2009	$2.00	$.51
April 1, 2009	June 30, 2009	$1.50	$0.75
July 1, 2009	September 30, 2009	$1.20	$0.51
October 1, 2009	December 31, 2009	$1.05	$0.31
January 1, 2010	March 31, 2010	$0.90	$0.30
April 1, 2010	April 13, 2010	$0.58	$0.35

Dividends

We have never declared or paid any cash dividends on our common stock, nor do we intend to declare or pay any cash dividends on our common stock in the foreseeable future. Subject to the limitations described below, the holders of the Company's common stock are entitled to receive only such dividends (cash or otherwise) as may (or may not) be declared by the Company's Board of Directors.

Recent Sales of Unregistered Securities

In connection with the February 12, 2008, Merger, Vyrex sold the following securities without registering the securities under the Securities Act: (i) 24,588,734 shares of common stock issued to former PowerVerde shareholders in connection with the Merger, (ii) 250,000 shares issued on February 11, 2008 to Don Leach in payment of Vyrex’s March 10, 2003, $200,000 promissory note held by him, (iii) 20,000 shares issued on February 11, 2008, to Richard G. McKee, Jr. for consulting services, and (iv) 5,000 shares issued on February 11, 2008, to Mary Jane Dean for financial and administrative services. These shares were issued pursuant to an exemption from registration requirements under Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

All of PowerVerde’s sales of unregistered securities since inception have been made pursuant to private offerings to accredited investors. These sales, which are set forth below, were made pursuant to an exemption from registration requirements under Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. Except as otherwise noted below, we paid a placement agent fee of 10% of the gross price of each offering to Martinez-Ayme Securities (“MAS”, and net proceeds were used for working capital.

From June through August 2007, PowerVerde sold to accredited investors in a private placement 4,000,000 shares of common stock (equal to 4,821,320 shares post-Merger) at a price of $.125 per share, yielding gross proceeds of $500,000.

From September 2007 to January 2008, PowerVerde sold to accredited investors in a private placement 400,000 shares of common stock (equal to 482,132 shares post-Merger) at a price of $.50 per share, yielding gross proceeds of $200,000.

From April through July 2008, PowerVerde completed a private placement of $250,000 in principal amount of Series A Promissory Notes (the “Notes”). The Notes were due on July 31, 2009, and bore interest at the rate of 10% per annum. In consideration for the purchase of the Notes, each investor received three-year warrants to purchase shares of the Company’s common stock at an exercise price of $1.50 per share (25,000 shares for each $25,000 invested).

From March through October 2009, we raised $950,000 through private placements of an aggregate of 1,266,667 shares of our common stock to accredited investors at $.75 per share. The net proceeds from these offerings were $865,000. The Company paid a placement agent fee of 10% to MAS with respect to $625,000 of the gross proceeds, a finder’s fee of 6% and a placement agent fee to MAS of 4% with respect to $250,000, and there was no placement agent fee or finder’s fee with respect to $100,000 of these proceeds. The net proceeds of these offerings were used (i) to pay $81,500 principal amount of our Series A Promissory Notes due July 31, 2009, together with $8,717 in accrued interest thereon; (ii) to pay in full a $50,000 loan made by our founder and CEO, George Konrad, to the Company in 2008 (See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”); and (iii) for working capital.

The remaining $168,500 principal amount of Notes, together with accrued interest thereon of $20,761, was converted in July 2009 into 378,521 shares of our common stock, reflecting a conversion price of $.50 per share.

In October 2009, we issued 75,000 shares of our common stock, valued at $56,250, to Del Mar Corporate Consulting, LLC (the “Consultant”) pursuant to a Market Awareness Consulting Agreement, dated October 20, 2009. Pursuant to this agreement, we also paid the Consultant $25,000 upon signing; however, we have declined to pay the additional $25,000 due under this agreement due to our belief that the Consultant has failed to perform under this agreement.

In March 2010, we raised $110,000 through the private placement of 146,667 shares of our common stock to accredited investors at $.75 per share. Each investor received a three-year warrant to purchase stock at $.75 per share for a number of shares of common stock equal to the number of shares purchased by the investor in this offering.

ITEM 6.	SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Accounting for Uncertainty in Income Taxes

We adopted the Standards in FASB ASC Topic 740 regarding accounting for uncertainty in income taxes. The standard prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2006, 2007 and 2008, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2009.

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

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with FASB ASC Topic 815-10, “Derivatives and Hedging” (ASC 815-10). Based on the provisions of ASC 815-10, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

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

Results of Operations

Year ended December 31, 2009 and 2008

During 2009 and 2008, we focused on the development and testing of our systems, including our next generation waste heat/solar 25/50kW ORC. We had no material revenues in either year - just $33,860 and $23,663, in Biotech IP licensing fees at December 31, 2009 and 2008, respectively - while we had substantial expenses due to our ongoing research and development expenses, as well as substantial administrative expenses associated with the Merger and our status as a public company. Our net loss was $890,980 in 2009 and $829,956 in 2008. Substantial net losses will continue unless and until we are able to successfully commercialize and market our products, as to which there can be no assurance.

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

Liquidity and Capital Resources

We have financed our operations since inception through the sale of debt and equity securities. As of December 31, 2009 and 2008, we had a working capital deficit of $123,692 and $339,006, respectively.

From March through October 2009, we raised $950,000 through private placements of 1,266,667 shares of our common stock to accredited investors at $.75 per share. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Recent Sales of Unregistered Securities.”

In June and July 2009, we retired our 250,000 Series A Promissory Notes (the “Notes”) through payment of $81,500 principal amount of Notes, together with $8,717 in accrued interest thereon, and conversion of the remaining $168,500 principal balance plus accrued interest of $20,761 into 378,521 shares of our common stock at a price of $.50 per share. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Recent Sales of Unregistered Securities.”

By year end, we had spent all of our initial $10,203 cash balance plus most of the $950,000 raised during 2009, so that our year end cash balance was only $20,457, while our accounts payable were $151,775. Our efforts to raise additional capital during the second half of 2009 and early 2010 have been severely hampered by the financial crisis and weak economy.

In March 2010, we raised gross proceeds of $110,000 through the private placement of 146,667 shares of our common stock to accredited investors at $.75 per share. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Recent Sales of Unregistered Securities.”

We continue to seek more funding from private debt and equity investors, as well as governmental sources, as we will need to raise substantial additional capital in order to finance our plan of operations There can be no assurance that we will be able to raise the necessary funds. If we do not raise the necessary funds, we will be forced to cease operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company and other information required by this Item are set forth herein in a separate section beginning with the Index to the Financial Statements on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There has been no change in or disagreements with accountants.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Management’s Annual Report on Internal Control Over Financial Reporting

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal controls over financial reporting as of December 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation, our management concluded that, as of December 31, 2009, our internal controls over financial reporting were effective.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in internal control over financial reporting during the fourth quarter of 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

In connection with the Merger, all of the prior officers and directors of the Company (G. Dale Garlow, Sheldon S. Hendler, M.D., Ph.D., Thomas K. Larson, Jr., and Richard G. McKee, Jr.) resigned and George Konrad, Fred Barker and Richard H. Davis were appointed to the Board. As a result of the foregoing, our Board of Directors now consists of three members.

The names of our current officers and directors, as well as certain information about them are set forth below:

Name	Age	Position(s)	Held Since
George Konrad	51	President, Treasurer, Director	2007
Fred Barker	76	Vice President, Secretary, Director	2007
Richard H. Davis	53	Director	2008

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

Our Board of Directors shall be elected at the annual meeting of the shareholders or at a special meeting called for that purpose. Each director shall hold office until the next annual meeting of shareholders and until the director's successor is elected and qualified.

Committees

Our Board does not yet have any committees; however, we intend to establish an audit committee and a compensation/stock option committee in the near future.

Advisory Board

In March 2010, PowerVerde’s Board created an Advisory Board to advise and recommend, on a non-legally-binding basis, certain directions or actions deemed to be beneficial to the Company’s success. The Advisory Board’s members may be shareholders or non-shareholders; however, each member represents a specific industry or vocation complementary to the Company’s anticipated markets, customers and technical needs. It is anticipated that the Advisory Board will meet once a year in person and meet by conference call quarterly. We expect to compensate the Advisory Board members with restricted stock and/or options; however, the compensation plan has not yet been established. The initial members of the Advisory Board are as follows:

•

Stephen H. McKnight. Mr. McKnight is active in real estate investment and management. Through his firms, he has created a portfolio in excess of 2.0 million square feet of commercial property, mostly in the Southwest United States. Mr. McKnight is also active in both equity and debt holdings, managing both trusts and family estates. He received an MBA from the University of Pittsburgh in 1975.

•

Robert Eakins. Mr. Eakins is founder and President of The Eakins Group, a privately owned company providing maintenance service to the oil, refining, pipeline, telecommunications and construction industry. This Chicago-based company operates in a multi-state footprint with operations in the Midwest, South, Southwest and Northwest United States.

•

Randy Hinson. Mr. Hinson founded and successfully operated a pump manufacturing business in Houston, Texas. Mr. Hinson recently sold the company to a publicly-traded oil company, and remains under a non-compete contract during an agreed-upon transition process.

•

Leon Breece. Mr. Breece has operated as an entrepreneur and CPA in the Los Angeles, California, area for many years. Mr. Breece’s company, Breece and Associates, handles accounting and tax matters for established companies and high profile individuals. He is an active investor in both the stock market and early stage private companies.

•

Tim Berg. Mr. Berg’s experience spans 25 years in the energy business. Mr. Berg has held senior management/executive positions at utilities for design, construction, operations and maintenance of high voltage electric utility systems. He has also held executive positions at renewable and co-generation companies focusing on electrical generation and interconnection to utility grids.

•

Dr. Mark Block. Dr. Block is a leading podiatrist in the South Florida area. Dr. Block is past President of the Florida Podiatric Medical Association. He is a diplomat of the American Board of Podiatric Surgery, and former President and/or Chairman of many medical associations. Dr. Block is an author and lecturer, as well as a contributing writer of the Coding Committee APMA. He considers himself a professional investor, managing family portfolios of established large capitalization companies and early stage start-ups.

All of the initial Advisory Board Members, except for Mr. Berg, are PowerVerde shareholders.

Compliance with Section 16(a) of the Securities and Exchange Act of 1934

Under the securities laws of the United States, our directors, executive officers and any persons holding more than 10% of the Company’s common stock are required to report their initial ownership of the Company’s common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to identify in this Report those persons who failed to timely file these reports. All of the filing requirements were satisfied in 2009. In making this disclosure, we have relied solely on written representations of our directors and executive officers and copies of the reports that have been filed with the Commission.

Code of Ethics

We have not adopted a code of ethics for our management because of the costs involved and our lack of resources and limited operations.

ITEM 11.	EXECUTIVE COMPENSATION.

We have not paid any compensation to officers or directors in such capacity; however, we periodically engage the services of Messrs. Konrad (through ARD) and Barker to perform certain services at a rate of $60 per hour. We believe that this compensation does not exceed the compensation that would be charged by an unaffiliated third-party rendering comparable services. See “Item 13. Certain Relationships and Related Transactions.”

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

The following table sets forth certain information as of March 31, 2010, regarding the beneficial ownership of our common stock by (i) each of our directors and “named executive officers”; and (ii) all of our executive officers and directors as a group. To our knowledge, no other person beneficially owns more than 5% of our common stock.

Name and Address of Beneficial Owner	Shares Owned	Percent of Class
George Konrad[1] 21615 N Second Avenue Phoenix, AZ 85027	12,027,408	43.3

Fred Barker[2] 21615 N Second Avenue Phoenix, AZ 85027	2,615,990	9.4

Richard H. Davis[3] 8365 SW 168 Terrace Palmetto Bay, FL l33157	407,898	1.5

All Directors and Executive Officers as a group (3 persons)	15,051,296	54.2

[1]	Mr. Konrad’s shares include 27,408 shares owned jointly by Mr. Konrad and his wife.
[2]

Mr. Barker’s shares are owned jointly by Mr. Barker and his wife indirectly through their joint ownership of PowerVerde Holdings, LLC (as to 600,000 shares) and PowerVerde Consulting Services, Inc. (as to 2,015,990 shares). Mr. Barker and his wife are the sole members of PowerVerde Holdings, LLC and PowerVerde Consulting LLC, and have complete voting and investment power over the PowerVerde shares owned by those companies.

[3]

Mr. Davis’ shares include 125,000 shares owned by Mr. Davis’ wife, as to which he disclaims beneficial ownership, and 10,000 shares owned by Darby Shore Management, Inc., a Florida corporation (“Darby”), for which Mr. Davis is an officer, director and 25% shareholder. Mr. Davis may be deemed to have voting and investment power over these shares held by Darby.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Pursuant to its agreement with ARD, the Company uses the ARD Facility and pays ARD (i) monthly rent of $.75 per square foot plus a proportionate share of utilities, (ii) $60 per hour for engineering, development and machining services by Mr. Konrad, and (iii) rates ranging from $60-$75 per hour for machine shop services and manufacturing services. Pursuant to its agreement with Mr. Barker, PowerVerde pays him $60 per hour for his engineering and development services. See “Item 2. Properties.” ARD and Mr. Barker received $173,512 and $18,000 from us in 2009, respectively.

We do not have any independent directors, as Messrs. Konrad and Barker are officers and principal shareholders, and Mr. Davis works for our investment banking firm. We intend to seek qualified independent directors to serve on our Board of Directors by the end of 2010.

In November 2008, we entered into a Line of Credit Agreement in the amount of $50,000 with Mr. Konrad. The agreement expired on November 13, 2009, and bore interest at the rate of 12.25% per annum. The full amount of the line of credit was drawn in the fourth quarter of 2008. On April 3, 2009, we paid the line of credit in full, including accrued interest thereon, with the proceeds of a private placement of common stock. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Recent Sales of Unregistered Securities.” No further draws have been made on the line of credit.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Berenfeld Spritzer Shechter & Sheer, Certified Public Accountants and Advisors LLP (“Berenfeld”) was designated by our Board of Directors to audit the financial statements of our company for the fiscal year ended December 31, 2009 and 2008.

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

The following table summarizes the aggregate fees billed and expected to be billed to us by Berenfeld for fiscal years ended December 31, 2009 and 2008:

Principal Accountant Fees and Service	2009	2008
Audit Fees	$56,000	$76,000
Tax Fees	—	750

Total	$56,000	$76,750

Audit Fees

The aggregate fees billed by Berenfeld for professional services rendered for the fiscal year ended 2009 and 2008, including fees associated with the annual audit, the reviews of the consolidated financial statements included in our Forms 10-K, the reviews of the quarterly reports on Form 10-Q, fees related to filings with the Securities and Exchange Commission and consultations on accounting issues and the application on new accounting pronouncements were approximately $56,000 and $76,000, respectively.

Tax Fees

The aggregate fees billed for tax compliance, tax advice and tax planning rendered to the Company for the fiscal years ended December 31, 2009 and 2008 were approximately $0 and $750, respectively.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

See Exhibit Index and Financial Statements Index, below.

PowerVerde, Inc.

Annual Report on Form 10-K

Year Ended December 31, 2009

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Vyrex Corporation as filed with the Delaware Secretary of State on September 8, 2005.[1]

3.2	Bylaws of Vyrex Corporation, dated as of September 9, 2005.[1]

3.3	Amended and Restated Certificate of Incorporation of Vyrex Corporation as filed with the Delaware Secretary of State on August 14, 2008.[2]

10.1	Agreement and Plan of Merger, dated as of February 11, 2008 by and among Vyrex Corporation, Vyrex Acquisition Corporation and PowerVerde, Inc.[1,3]

10.2	Services Agreement dated as of February 11, 2008, between PowerVerde, Inc., and Fred Barker d/b/a Barker Engineering.[1]

10.3	Services Agreement dated as of February 11, 2008, between PowerVerde, Inc., and Arizona Research and Development, Inc.[1]

10.4	Intellectual Property Transfer Agreement dated as of March 4, 2009, between PowerVerde, Inc. and Edward C. Gomez.[4]

10.5	Market Awareness Consulting Agreement between the Company and Del Mar Corporate Consulting, LLC, dated October 20, 2009.[5]

21.1	Subsidiaries of the Company.[1]

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Previously filed on Form 8-K filed with the SEC on February 11, 2008.
[2]	Previously filed on Schedule 14A filed with the SEC on July 21, 2008.
[3]

Nonmaterial schedules and exhibits identified in the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-B. The Company agrees to furnish supplementally to the SEC upon request by the SEC a copy of any omitted schedule(s) or exhibit(s).

[4]	Previously filed on Form 10-K for the year ended December 31, 2008 filed with the SEC on April 15, 2009.
[5]	Previously filed on Form 10-Q for the quarter ended September 30, 2009 as filed with the SEC on November 17, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERVERDE, INC.

Dated: April 14, 2010	by:	/S/ GEORGE KONRAD
George Konrad
President and Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GEORGE KONRAD George Konrad	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director (principal executive, financial and accounting officer)	April 14, 2010

/S/ FRED BARKER Fred Barker	Vice President, Secretary and Director	April 14, 2010

/S/ RICHARD H. DAVIS	Director	April 14, 2010
Richard H. Davis

PowerVerde, Inc. and Subsidiary

Annual Report on Form 10-K

Year Ended December 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PowerVerde, Inc. and Subsidiary

We have audited the consolidated balance sheets of PowerVerde, Inc. and Subsidiary (the Company), as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2009 and the period from March 9, 2007 (Date of Inception) to December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PowerVerde, Inc. and Subsidiary as of December 31, 2009 and 2008, and the consolidated results of its operations and its consolidated cash flows for the year ended December 31, 2009 and the period from March 9, 2007 (Date of Inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the consolidated financial statements, the Company incurred a net loss of $890,980 and $829,556 for 2009 and 2008, respectively. At December 31, 2009, current liabilities exceed current assets by $123,692. These factors, and others discussed in

Note 2, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded assets, or the amount and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Berenfeld Spritzer Shechter & Sheer LLP

Certified Public Accountants

Fort Lauderdale, Florida

April 14, 2010

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Balance Sheets

December 31, 2009 and December 31, 2008

	December
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$20,457	$10,203
Accounts receivable	7,626	2,500

Total Current Assets	28,083	12,703

Property and Equipment
Property and equipment, net of accumulated depreciation of $7,416 and $3,733, respectively	14,182	9,965

Total Assets	$42,265	$22,668

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$151,775	$214,750
Notes payable	—	136,959

Total Current Liabilities	151,775	351,709

Stockholders’ Equity
Common stock:
100,000,000 common shares authorized, par value $0.0001 per share, 27,603,066 common shares issued and outstanding at December 31, 2009 and 25,882,878 common shares issued and outstanding at December 31, 2008	2,761	2,589
Additional paid-in capital	1,882,667	772,328
Deficit accumulated in the development stage	(1,994,938)	(1,103,958)

Total Stockholders’ Equity	(109,510)	(329,041)

Total Liabilities and Stockholders’ Equity	$42,265	$22,668

The accompanying notes are an integral part of these consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Operations

For the years ended December 31, 2009 and 2008, and the

period from March 9, 2007 (Date of Inception) to December 31, 2009

	2009	2008	Cumulative from inception through December 31, 2009
Licensing and Royalty Revenue	$33,860	$23,663	$57,523

Operating Expenses
Research and development	386,868	336,043	843,399
General and administrative	357,640	333,400	843,971

Total Operating Expenses	744,508	669,443	1,687,370

Loss from Operations	(710,648)	(645,780)	(1,629,847)

Other Income (Expenses)
Interest income	—	2,301	2,401
Interest expense	(180,332)	(153,143)	(333,475)
Other expenses	—	(32,934)	(34,017)

Total Other Income (Expenses)	(180,332)	(183,776)	(365,091)

Loss before Income Taxes	(890,980)	(829,556)	(1,994,938)
Provision for Income Taxes	—	—	—

Net Loss	$(890,980)	$(829,556)	$(1,994,938)

Net Loss per Share - Basic and Diluted	$(0.03)	$(0.06)

Weighted Average Common Shares Outstanding - Basic and Diluted	27,565,214	14,410,330

The accompanying notes are an integral part of these consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2009 and 2008

	Common Shares	Common Stock	Additional Paid in Capital	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity
Balance at March 9, 2007 (date of inception)	—	$—	$—	$—	$—
Common Stock issued for cash, net of stock issuance costs of $45,398	20,350,000	$20,350	$659,252	—	679,902
Net Loss	—	—	—	$(274,402)	(274,402)

Balances, December 31, 2007	20,350,000	$20,350	$659,252	$(274,402)	$405,200
Sale of common stock at $.50 per share	50,000	50	24,950	—	25,000
Stockholder Equity of Vyrex Corporation at merger	1,019,144	102	(479,771)	—	(479,669)
Recapitalization of PowerVerde stockholders’ equity	(20,400,000)	(20,400)	20,400	—	—
Shares issued related to forgiveness of debt and issued for services	275,000	28	249,972	—	250,000
Shares issued in exchange for PowerVerde shares	24,588,734	2,459	(2,459)	—	—
Warrants issued with debt	—	—	299,984	—	299,984
Net loss	—	—	—	(829,556)	(829,556)

Balances, December 31, 2008	25,882,878	$2,589	$772,328	$(1,103,958)	$(329,041)

Sale of common stock at $.75 per share, net of stock issuance costs of $85,000	1,266,667	126	864,874	—	865,000
Common stock issued on conversion of debt	378,521	38	189,223	—	189,261
Common stock issued for services	75,000	8	56,242	—	56,250
Net loss	—	—	—	(890,980)	(890,980)

Balances, December 31, 2009	27,603,066	$2,761	$1,882,667	$(1,994,938)	$(109,510)

The accompanying notes are an integral part of these consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the years ended December 31, 2009 and 2008, and the

period from March 9, 2007 (Date of Inception) to December 31, 2009

	2009	2008	Cumulative from inception through December 31, 2009
Cash Flows from Operating Activities
Net loss	$(890,980)	$(829,556)	$(1,994,938)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	3,683	2,819	7,416
Amortization of discount	192,519	136,943	329,462
Stock based compensation	56,250	—	56,250
Changes in operating assets and liabilities:			—
Accounts receivable and other assets	(5,126)	(2,500)	(7,626)
Accounts payable and accrued liabilities	(62,975)	217,340	(78,766)

Cash Used in Operating Activities	(706,629)	(474,954)	(1,688,202)

Cash Flows From Investing Activities
Purchase of fixed assets	(7,900)	(1,297)	(21,598)
Cash acquired in business acquisition	—	872	872

Cash Used in Investing Activities	(7,900)	(425)	(20,726)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	950,000	25,000	1,700,000
Proceeds from notes payable	—	300,000	300,000
Payment of line of credit	(50,000)	—	(50,000)
Payment of note payable	(90,217)	—	(90,217)
Payment of stock issuance costs	(85,000)	—	(130,398)

Cash Provided by Financing Activities	724,783	325,000	1,729,385

Net Increase (Decrease) in Cash	10,254	(150,379)	20,457
Cash, at Beginning of Period	10,203	160,582	—

Cash, at End of Period	$20,457	$10,203	$20,457

Supplemental Disclosure of Cashflow Information
Cash Paid for Interest	$8,717	$15,504	$24,221

Cash Paid for Income Taxes	$—	$—	$—

Supplemental Schedule of Non-Cash Financing
Common stock issued for convertible debt	$189,261	$—	$189,261

Common stock issued for services	56,250	—	56,250

Warrants issued in connection with debt	$—	$299,984	$299,984

Common stock issued in connection with debt forgiveness and services rendered	$—	$250,000	$250,000

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

The following is a summary of the assets acquired as of February 12. 2008:

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

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has had recurring operating losses and negative cashflows from operations. Those factors, as well as uncertainty in securing additional funds for continued operations, create an uncertainty about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note 3 – Summary of Significant Accounting Policies

Basis of Accounting

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and PowerVerde Systems, Inc., its wholly owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

Development Stage Company

The Company is a development stage company as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities”. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception has been considered as part of the Company’s development stage activities.

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less. At December 31, 2009 and December 31, 2008, the Company had cash equivalents in the amount of $20,457 and $10,203, respectively.

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

Accounting for Uncertainty in Income Taxes

Income taxes are accounted for in accordance with FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Under ASC 740, income taxes are recognized for the amount of taxes payable for the current year and deferred tax assets and liabilities for the future tax consequence of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using statutory tax rates and are adjusted for tax rate changes. We consider accounting for income taxes critical to our operations because management is required to make significant subjective judgments in developing our provision for income taxes, including the determination of deferred tax assets and liabilities, and any valuation allowances that may be required against deferred tax assets.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note 3 – Summary of Significant Accounting Policies (Continued)

Accounting for Uncertainty in Income Taxes (Continued)

ASC 740 clarifies the accounting for uncertainty in income tax recognized in an entity’s financial statements and requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. For those tax positions where it is not “more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. This interpretation also provides guidance on de-recognition, classification, accounting in interim periods, and expanded disclosure requirements.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2006, 2007, and 2008, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2009. We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Research and Development Costs

The Company’s research and development costs are expensed in the period in which they are incurred. Such expenditures amounted to $386,868 and $336,043 for the year ended December 31, 2009 and 2008, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share is computed in accordance with FASB ASC Topic 260, “Earnings per Share”. Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period.

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with FASB ASC Topic 815-10, “Derivatives and Hedging” (“ASC 815-10”). Based on the provisions of ASC 815-10, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

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

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note 3 – Summary of Significant Accounting Policies (Continued)

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

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note 4 – Recent Accounting Pronouncements (Continued)

Recently Adopted Accounting Pronouncements (Continued)

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

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued ASC Topic 860-10, “Accounting for Transfers and Financial Assets” (“ASC 860-10”) (formerly, SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 ). ASC 860-10 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. ASC 860-10 is effective for fiscal years beginning after November 15, 2009. The Company will adopt ASC 860-10 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

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

Note 5 – Notes Payable

Series A Promissory Notes

During 2008, the Company completed an offering of $250,000 in principal amount of Series A Promissory Notes (the “Notes”). The Notes were due on July 31, 2009, and interest in the Notes accrued at the rate of 10% per annum. Interest on the Notes was $11,604 and $793, respectively, for the year ended December 31, 2009 and 2008. In consideration of the purchase of the Notes, the investors received three-year warrants to purchase an aggregate of 250,000 shares of the Company’s common stock at an exercise price of $1.50 per share (one warrant share for each $1.00 invested). As of December 31, 2009, none of these warrants has been exercised. These warrants will expire on various dates in May 2011 through July 2011.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note 5 – Notes Payable (Continued)

Series A Promissory Notes (Continued)

The fair value of these warrants of $249,985 was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk free interest rate:	Range of 2.50	% to 3.27%
Expected term:	3 years
Expected dividend yield	0.00
Expected volatility	99.56%

The warrants were recorded at their fair value of $249,985, and a discount in the same amount was recorded against the carrying value of the notes payable. Amortization of the discount in the amount of $117,009 and $0, respectively, was charged to interest expense in the accompanying Consolidated Statements of Operations for the year ended December 31, 2009 and 2008.

In July 2009, $168,500 principal amount of the Notes, plus accrued interest thereon of $20,761, was converted into 378,521 shares of common stock, reflecting a conversion price of $.50 per share. The remaining $81,500 principal amount of Notes, together with $8,717 in accrued interest thereon, was paid in cash in August 2009.

Line of Credit Agreement

In November 2008, the Company entered into a Line of Credit Agreement in the amount of $50,000 with its principal executive officer. The agreement expired on November 13, 2009, and bore interest at the rate of 12.25% per annum. The full amount of the line of credit was drawn in the fourth quarter of 2008. On April 3, 2009, the Company paid the line of credit in full, including accrued interest thereon. No further draws have been made on the line of credit.

In consideration of the Line of Credit Agreement, the principal executive officer received a three-year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $2.30 per share. As of December 31, 2009, this warrant has not been exercised. This warrant will expire on November 13, 2011.

The fair value of these warrants of $49,999 was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk free interest rate:	1.62%
Expected term:	3 years
Expected dividend yield	0.00
Expected volatility	108.23%

The warrants were recorded at their fair value of $49,999, and a discount in the same amount was recorded against the carrying value of the notes payable. Amortization of the discount in the amount of $43,471 was charged to interest expense in the accompanying consolidated statements of operations for the year ended December 31, 2009.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note 6 – Property and Equipment

A summary of property and equipment at December 31, 2009 is as follows:

	2009
		Estimated useful lives (in years)
Equipment	$18,800	5
Computer equipment (hardware)	2,798	3

	21,598
Accumulated depreciation	7,416

	$14,182

The amounts charged to operations for depreciation for the year ended December 31, 2009 and 2008 were $3,683 and $2,819, respectively.

Note 7 – Stockholders’ Equity

Warrants

In connection with the Notes and the Line of Credit Agreement entered into in 2008 and discussed in Note 5, above, the Company issued warrants to purchase 250,000 and 50,000 shares of the Company’s common stock at exercise prices of $1.50 and $2.30 per share, respectively. These warrants are still outstanding as of December 31, 2009. The warrants issued pursuant to the Notes expire on various dates in May 2011 through July 2011, and the warrants issued pursuant to the Line of Credit Agreement expire in November 2011. The fair value of these warrants was determined using the Black-Scholes option pricing model as discussed in Note 5, above.

A summary of warrants issued, exercised and expired for the year ended December 31, 2009 is as follows:

Amount
Balance at December 31, 2008	490,000
Issued	—
Exercise	—
Expired	—

Balance at December 31, 2009	490,000

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

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note 7 – Stockholders’ Equity (Continued)

Private Placement of Common Stock (Continued)

In the third quarter and early in the fourth quarter of 2009, the Company raised $700,000 through the private placement of 933,334 shares of common stock to accredited investors at $.75 per share. Of these funds, $620,249 were received in the third quarter and $79,751 were received in the fourth quarter. A 10% commission was paid to the placement agent, Martinez Ayme Securities, with respect to $350,000 of the funds invested in the offering. As to $100,000 of the funds, no commission was paid as the investor was procured by the Company’s CEO. As to the remaining $250,000, a 6% finder’s fee was paid to a third party and a 4% commission was paid to Martinez Ayme.

In October 2009, the Company issued 75,000 shares of its common stock, valued at $56,250, to Del Mar Corporate Consulting, LLC (the “Consultant”) pursuant to a Market Awareness Consulting Agreement, dated October 20, 2009. Pursuant to this agreement, the Company also paid the Consultant $25,000 upon signing; however, the Company has declined to pay the additional $25,000 due under this agreement due to the Company’s belief that the Consultant has failed to perform under this agreement.

Note 8 – Basic and Diluted Loss per Common Share

The computation of diluted loss per share for 2009 and 2008 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an anti-dilutive effect on loss per share. In accordance with generally accepted accounting principles, diluted loss per share is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items. There are three-hundred thousand (300,000) potentially dilutive shares outstanding at December 31, 2009.

Note 9 – Income Taxes

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

At December 31, 2009 and 2008, deferred tax assets, calculated at a tax rate of 35%, consisted of the following:

	2009	2008
Net Operating Loss Carryforward	$710,000	$387,000
Less: Valuation allowance	(710,000)	(387,000)

Net deferred tax asset	$—	$—

The Company’s effective income tax rate is lower than what would be expected if the federal statutory rate were applied to the loss from operations primarily because of the effect of the state tax benefit, net of federal benefit, and the change in the valuation allowance provided against deferred tax assets.

At December 31, 2009, the Company had net operating losses of approximately $2,028,000 that can be carried forward for up to twenty years and deducted against future taxable income. The net operating loss carryforwards expire in various years through 2029 and may be subject to certain limitations under federal and state tax laws.

Note 10 – Subsequent Events

In March 2010, the Company raised $110,000 through the private placement of 146,667 shares of the Company’s common stock, valued at $56,250, to accredited investors at $.75 per share. Each investor received a three-year warrant to purchase stock at $.75 per share for a number of shares of common stock equal to the number of shares purchased by the investor in this offering.