Form 10-Q
period 2010-03-31
POWERVERDE, INC.
filed 2010-05-24
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 21, 2010 the issuer had 27,716,399 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Balance Sheets

March 31, 2010 and December 31, 2009

(Unaudited)

	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$831	$20,457
Accounts receivable	13,047	7,626
Stock subscription receivable	60,000	—

Total Current Assets	73,878	28,083

Property and Equipment
Property and equipment, net of accumulated depreciation of $8,833 and $7,416, respectively	12,765	14,182

Total Assets	$86,643	$42,265

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$214,961	$151,775

	214,961	151,775

Stockholders’ Deficiency
Common stock:
100,000,000 common shares authorized, par value $0.0001 per share, 27,716,399 common shares issued and outstanding at March 31, 2010 and 27,603,066 common shares issued and outstanding at December 31, 2009	2,772	2,761
Additional paid-in capital	1,959,156	1,882,667
Deficit accumulated in the development stage	(2,090,246)	(1,994,938)

Total Stockholders’ Deficiency	(128,318)	(109,510)

Total Liabilities and Stockholders’ Deficiency	$86,643	$42,265

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2010 and 2009, and the

period from March 9, 2007 (Date of Inception) to March 31, 2010

(Unaudited)

	Three months ended March 31,		Cumulative from inception through March 31, 2010
	2010	2009
Licensing and Royalty Revenue	$13,047	$3,384	$70,570

Operating Expenses
Research and development	45,042	72,493	888,441
General and administrative	63,313	42,843	907,284

Total Operating Expenses	108,355	115,336	1,795,725

Loss from Operations	(95,308)	(111,952)	(1,725,155)

Other Income (Expenses)
Interest income	—	—	2,401
Interest expense	—	(82,141)	(333,475)
Other expenses	—	—	(34,017)

Total Other Income (Expense)	—	(82,141)	(365,091)

Loss before Income Taxes	(95,308)	(194,093)	(2,090,246)
Provision for Income Taxes	—	—	—

Net Loss	$(95,308)	$(194,093)	$(2,090,246)

Net Loss per Share - Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding - Basic and Diluted	27,620,472	25,926,026

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Deficiency

For the three months ended March 31, 2010

(Unaudited)

	Common Shares	Common Stock	Paid in Capital	Deficit Accumulated during the Development Stage	Total Stockholders’ Deficiency

Balances, December 31, 2009	27,603,066	$2,761	$1,882,667	$(1,994,938)	$(109,510)

Sale of common stock at $.75 per share, net of stock issuance costs of $8,500	113,333	11	76,489	—	76,500

Net loss for the three months ended March 31, 2009	—	—	—	(95,308)	(95,308)

Balances, March 31, 2010	27,716,399	$2,772	$1,959,156	$(2,090,246)	$(128,318)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2010 and 2009, and the

period from March 9, 2007 (Date of Inception) to March 31, 2010

(Unaudited)

	2010	2009	Cumulative from inception through March 31, 2010
Cash Flows from Operating Activities
Net loss	$(95,308)	$(194,093)	$(2,090,246)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, amortization, and impairment charges	1,417	768	8,833
Amortization of discount	—	74,996	329,462
Stock based compensation	—	—	56,250

Changes in operating assets and liabilities:
Accounts receivable and other assets	(5,421)	(884)	(13,047)
Stock subscription receivable	(60,000)	—	(60,000)
Accounts payable and accrued liabilities	63,186	67,382	(15,580)

Cash Used in Operating Activities	(96,126)	(51,831)	(1,784,328)

Cash Flows From Investing Activities
Purchase of fixed assets	—	—	(21,598)
Cash acquired in business acquisition	—	—	872

Cash Used in Investing Activities	—	—	(20,726)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	85,000	165,000	1,785,000
Proceeds from notes payable	—	—	300,000
Payment of line of credit	—	—	(50,000)
Payment of note payable	—	—	(90,217)
Payment of stock issuance costs	(8,500)	(25,000)	(138,898)

Cash Provided by Financing Activities	76,500	140,000	1,805,885

Net Increase (Decrease) in Cash	(19,626)	(88,169)	831

Cash, at Beginning of Period	20,457	10,203	$—

Cash, at End of Period	$831	$98,372	$831

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$—	$1,771	$24,221

Cash paid during the period for income taxes	$—	$—	$—

Supplemental Schedule of Non-Cash Financing Activities
Common stock issued for convertible debt	$—	$—	$189,261

Common stock issued for services	$—	$—	$56,250

Warrants issued in connection with debt	$—	$—	$299,984

Common stock issued in connection with debt forgiveness and services rendered	$—	$—	$250,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2010

Note 1 – Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report for the year ended December 31, 2009. The results of operations for the three months ended March 31, 2010, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements include the accounts of PowerVerde, Inc., formerly known as Vyrex Corporation (the “Company”), and PowerVerde Systems, Inc., formerly known as PowerVerde, Inc., its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

Note 2 – Going Concern

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

Note 3 – Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

ASU No. 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” (“ASU 2009-17”)

ASU 2009-17 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASU 2009-17 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The provisions of ASU 2009-17 became effective on January 1, 2010 and did not have a significant impact on the Company’s consolidated financial statements.

Note 3 – Recent Accounting Pronouncements (Continued)

Recently Adopted Accounting Pronouncements (Continued)

ASU No. 2010-06, “Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”)

ASU 2010-06 amends ASC Subtopic 820-10, “Fair Value Measurements and Disclosures — Overall”, and requires reporting entities to disclose (1) the amount of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (2) separate information about purchases, sales, issuance and settlements in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). ASU 2010-06 also requires reporting entities to provide fair value measurement disclosures for each class of assets and liabilities and disclose the inputs and valuation techniques for fair value measurements that fall within Levels 2 and 3 of the fair value hierarchy. These disclosures and clarification are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The provisions of ASU 2010-06 became effective on January 1, 2010 and did not have a significant impact on the Company’s consolidated financial statements.

ASU No. 2010-09, “Subsequent Events — Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”)

ASU 2010-09 amends ASC Subtopic 855-10, “Subsequent Events — Overall” (“ASC 855-10”) and requires an SEC filer to evaluate subsequent events through the date that the financial statements are issued but removed the requirement to disclose this date in the notes to the entity’s financial statements. The amendments are effective upon issuance of the final update and accordingly, the Company has adopted the provisions of ASU 2010-09 during the quarter ended March 31, 2010. The adoption of these provisions did not have a significant impact on the Company’s consolidated financial statements.

ASU No. 2009-16, “Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets.” (“ASU 2009-16”)

ASU 2009-16 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASU 2009-16 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The provisions of ASU 2009-16 became effective on January 1, 2010 and did not have a significant impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

ASU No. 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements (A Consensus of the FASB Emerging Issues Task Force)” (“ASU 2009-13”)

ASU 2009-13 requires the use of the relative selling price method when allocating revenue in these types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The Company does not expect that this standard update will have a significant impact on its consolidated financial statements.

Note 3 – Recent Accounting Pronouncements (Continued)

Recently Adopted Accounting Pronouncements (Continued)

ASU No. 2009-14, “Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements (A Consensus of the FASB Emerging Issues Task Force)” (“ASU 2009-14”)

ASU 2009-14 requires tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The Company does not expect that this standard update will have a significant impact on its consolidated financial statements.

ASU No. 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives.” (“ASU 2010-11”)

ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 will be effective on July 1, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

ASU 2010-13, “Compensation — Stock Compensation (Topic 718) — Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” (“ASU 2010-13”)

ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

Note 4 – Stockholders’ Equity

Private Placement of Common Stock

In March 2010, the Company raised $85,000 through the private placement of 113,333 shares of its common stock to accredited investors at $.75 per share. Each investor received a three-year warrant to purchase stock at $.75 per share for a number of shares of common stock equal to the number of shares purchased by the investor in this offering.

Warrants

In 2009, the Company issued warrants to purchase 250,000 and 50,000 shares of the Company’s common stock at exercise prices of $1.50 and $2.30 per share, respectively. These warrants are still outstanding as of March 31, 2010. The warrants expire on various dates in May 2011 through November 2011.

In March 2010, the Company issued warrants to purchase 113,333 shares of the Company’s common stock at an exercise price of $0.75 per share. The warrants expire on various dates through March 2013, and were not exercised as of March 31, 2010.

Note 4 – Stockholders’ Equity (Continued)

Private Placement of Common Stock (Continued)

A summary of warrants issued, exercised and expired during the three months ended March 31, 2010 is as follows:

	Shares	Weighted Average Exercise Price
Balance at December 31, 2009	300,000	1.63
Issued	113,333	0.75
Exercised	—	—
Expired	—	—

Balance at March 31, 2010	413,333	1.39

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Readers are cautioned that the statements in this Report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are based on the beliefs of our management, as well as on assumptions made by and information currently available to us as of the date of this Report. When used in this Report, the words “plan,” “will,” “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project” and similar expressions are intended to identify such forward-looking statements. Although we believe these statements are reasonable, actual actions, operations and results could differ materially from those indicated by such forward-looking statements as a result of the risk factors included in our 2009 Annual Report, or other factors. We must caution, however, that this list of factors may not be exhaustive and that these or other factors, many of which are outside of our control, could have a material adverse effect on us and our ability to achieve our objectives. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above.

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

Accounting for Uncertainty in Income Taxes

The Company adopted the accounting standard regarding “Accounting for Uncertain Tax Positions” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2007, 2008 and 2009, the tax years which remain subject to examination by major tax jurisdictions as of March 31 2010.

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

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”). Based on the provisions of ASC 815-40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

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

Results of Operations

Three Months Ended March 31, 2010 as Compared to Three Months Ended March 31, 2009

Since inception, we have focused on the development and testing of our clean energy electric power generation systems. We had no material revenues in the first quarter of 2010 or 2009 – just $13,047 and $3,384 in Biotech IP licensing fees in 2010 and 2009, respectively — while we had substantial expenses due to our ongoing research and development activities, as well as substantial administrative expenses, including those associated with our status as a public company. Our net loss in the first quarter of 2010 and 2009 was $95,308 and $194,093, respectively. Substantial net losses will continue unless and until we are able to successfully commercialize and market our products, as to which there can be no assurance.

Liquidity and Capital Resources

We have financed our operations since inception through the sale of debt and equity securities. As of March 31, 2010, we had a working capital deficit of $141,083 compared to a working capital deficit of $123,692 at December 31, 2009. Our efforts to raise additional capital since the second half of 2008 have been severely hampered by the ongoing financial crisis and the resulting recession and weak recovery, which have severely damaged the U.S. and global economies and caused substantial drops in the prices of oil and natural gas.

In March 2010, we raised gross proceeds of $85,000 through the private placement of 113,333 shares of our common stock to accredited investors at $.75 per share. Our Annual Report on Form 10-K for the year ended December 31, 2009 incorrectly stated that the gross proceeds of this offering were $110,000. Each investor received a three-year warrant to purchase stock at $.75 per share for a number of shares of common stock equal to the number of shares purchased by the investor in this offering. We paid a 10% commission on the gross proceeds of this offering to our placement agent, Martinez-Ayme Securities.

We continue to seek more funding from private debt and equity investors, as well as governmental sources, as we will need to raise substantial additional capital in order to finance our plan of operations. T here can be no assurance that we will be able to raise the necessary funds. If we do not raise the necessary funds, we will be forced to cease operations.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in internal control over financial reporting during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the 2009 Annual Report. Please refer to that section for disclosure regarding the risks and uncertainties related to our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In March 2010, we raised $85,000 through the private placement of 113,333 shares of our common stock to accredited investors at $.75 per share. Each investor received a three-year warrant to purchase stock at $.75 per share for a number of shares of common stock equal to the number of shares purchased by the investor in this offering.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13(a) or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 24, 2010

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