Form 10-Q
period 2010-06-30
POWERVERDE, INC.
filed 2010-08-17
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 13, 2010 the issuer had 27,889,732 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Balance Sheets

June 30, 2010 and December 31, 2009

(Unaudited)

	2010	2009

Assets
Current Assets:
Cash and cash equivalents	$45,228	$20,457
Accounts receivable Stock subscription receivable	5,640 25,000	7,626 —

Total Current Assets	75,868	28,083

Property and Equipment
Property and equipment, net of accumulated depreciation of $10,250 and $7,416, respectively	11,348	14,182

Total Assets	$87,216	$42,265

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$174,745	$151,775

	174,745	151,775

Stockholders’ Deficiency
Common stock:
100,000,000 common shares authorized, par value $0.0001 per share, 27,889,732 common shares issued and outstanding at June 30, 2010 and 27,603,066 common shares issued and outstanding at December 31, 2009	2,789	2,761

Additional paid-in capital	2,076,140	1,882,668
Deficit accumulated in the development stage	(2,166,458)	(1,994,939)

Total Stockholders’ Deficiency	(87,529)	(109,510)

Total Liabilities and Stockholders’ Deficiency	$87,216	$42,265

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2010 and 2009, and the period from March 9, 2007 (Date of Inception) to June 30, 2010

(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Cumulative from inception through June 30, 2010
	2010	2009	2010	2009
Licensing and Royalty Revenue	$5,640	$7,169	$18,687	$10,553	$76,210

Operating Expenses
Research and development	29,609	66,264	74,651	138,757	918,050
General and administrative	52,242	100,654	115,555	143,497	959,527

Total Operating Expenses	81,851	166,918	190,206	282,254	1,877,577

Loss from Operations	(76,211)	(159,749)	(171,519)	(271,701)	(1,801,367)

Other Income (Expenses)
Interest income	—	—	—	—	2,401
Interest expense	—	(89,243)	—	(171,384)	(333,475)
Other income (expense)	—	—	—	—	(34,017)

Total Other Income (Expense)	—	(89,243)	—	(171,384)	(365,091)

Loss before Income Taxes	(76,211)	(248,992)	(171,519)	(443,085)	(2,166,458)
Provision for Income Taxes	—	—	—	—	—

Net Loss	$(76,211)	$248,992)	$(171,519)	$(443,085)	$(2,166,458)

Net Loss per Share – Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Common Shares Outstanding – Basic and Diluted	27,795,226	25,926,026	27,724,694	25,926,026

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Deficiency

For the six months ended June 30, 2010

(Unaudited)

	Common Shares	Common Stock	Paid in Capital	Deficit Accumulated during the Development Stage	Total Stockholders’ Deficiency

Balances, December 31, 2009	27,603,066	$2,761	$1,882,668	$(1,994,939)	$(109,510)

Sale of common stock at $.75 per share, net of stock issuance costs of $21,500	286,666	28	193,472	—	193,500

Net loss for the six months ended June 30, 2010	—	—	—	(171,519)	(171,519)

Balances, June 30, 2010	27,889,732	$2,789	$2,076,140	$(2,166,458)	$(87,529)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2010 and 2009, and the

period from March 9, 2007 (Date of Inception) to June 30, 2010

(Unaudited)

	2010	2009	Cumulative from inception through June 30, 2010

Cash Flows from Operating Activities
Net loss	$(171,519)	$(443,085)	$(2,166,458)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, amortization, and impairment charges	2,834	1,544	10,250
Amortization of discount	—	160,480	329,462
Stock based compensation	—	—	56,250

Changes in operating assets and liabilities:
Accounts receivable and other assets	1,986	(2,784)	54,361
Stock subscription receivable	(25,000)	—	(85,000)
Accounts payable and accrued liabilities	22,970	99,020	(55,796)

Cash Used in Operating Activities	(168,729)	(184,825)	(1,856,931)

Cash Flows From Investing Activities
Purchase of fixed assets	—	—	(21,598)
Cash acquired in business acquisition	—	—	872

Cash Used in Investing Activities	—	—	(20,726)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	215,000	250,000	1,915,000
Proceeds from notes payable	—	—	300,000
Payment of line of credit	—	(50,000)	(50,000)
Payment of note payable	—	—	(90,217)
Payment of stock issuance costs	(21,500)	(25,000)	(151,898)

Cash Provided by Financing Activities	193,500	175,000	1,922,885

Net Increase (Decrease) in Cash	24,771	(9,825)	45,228

Cash, at Beginning of Period	20,457	10,203	$—

Cash, at End of Period	$45,228	$378	$45,228

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$—	$1,771	$24,221

Cash paid during the period for income taxes	$—	$—	$—

Supplemental Schedule of Non-Cash Financing Activities
Common stock issued for convertible debt	$—	$—	$189,261

Common stock issued for services	$—	$—	$56,250

Warrants issued in connection with debt	$—	$—	$299,984

Common stock issued in connection with debt forgiveness and services rendered	$—	$—	$250,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2010

Note 1 – Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report for the year ended December 31, 2009. The results of operations for the six months ended June 30, 2010, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements include the accounts of PowerVerde, Inc., formerly known as Vyrex Corporation (the “Company”), and PowerVerde Systems, Inc., formerly known as PowerVerde, Inc., its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

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

Note 3 – Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures,” which amends the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. The Company adopted these amendments in the first quarter of 2010 and the adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements.

Note 3 – Recent Accounting Pronouncements (Continued)

Recently Adopted Accounting Pronouncements (Continued)

In June 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which changes various aspects of accounting for and disclosures of interests in variable interest entities. ASU 2009-17 is effective for interim and annual periods beginning after November 15, 2009. The Company adopted these amendments in the first quarter of 2010 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on accounting for transfers of financial assets. This guidance was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This guidance is effective for fiscal years and interim periods beginning after November 15, 2009. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In July 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on December 31, 2010 with certain other additional disclosures that will be effective on March 31, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.

In April 2010, the FASB issued ASU 2010-13, “Compensation — Stock Compensation (Topic 718) — Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

Note 3 – Recent Accounting Pronouncements (Continued)

Recently Issued Accounting Pronouncements Not Yet Adopted (Continued)

In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives.” ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 will be effective on July 1, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements (A Consensus of the FASB Emerging Issues Task Force)”. ASU 2009-14 requires tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The Company does not expect that this standard update will have a significant impact on its consolidated financial statements.

In September 2009, the FASB issued certain amendments as codified in ASC Topic 605-25, “Revenue Recognition; Multiple-Element Arrangements.” These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements. These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company will adopt the provisions of these amendments in its fiscal year 2011 and is currently evaluating the impact of these amendments to its consolidated financial statements.

Note 4 – Stockholders’ Equity

Private Placement of Common Stock

During March 2010 through June 2010, the Company raised $215,000 through the private placement of 286,666 shares of its common stock to accredited investors at $.75 per share. Each investor received a three-year warrant to purchase stock at $.75 per share for a number of shares of common stock equal to the number of shares purchased by the investor in this offering. A total of $85,000 (113,333 shares) was raised in the first quarter, and $130,000 (173,333 shares) was raised in the second quarter. An agreement for $25,000 of the $130,000 was executed on June 29, 2010, and payment of the subscription funds was made on July 7, 2010. Consequently, the Company booked a stock subscription receivable of $25,000 as of June 30, 2010.

Warrants

In 2009, the Company issued warrants to purchase 250,000 and 50,000 shares of the Company’s common stock at exercise prices of $1.50 and $2.30 per share, respectively. These warrants are still outstanding as of June 30, 2010. The warrants expire on various dates in May 2011 through November 2011.

During March 2010 through June 2010, the Company issued warrants to purchase 286,666 shares of the Company’s common stock at an exercise price of $0.75 per share. Warrants for 113,333 shares were issued in the first quarter, and warrants for 173,333 shares were issued in the second quarter. The warrants expire on various dates through June 2013, and were not exercised as of June 30, 2010.

Note 4 – Stockholders’ Equity (Continued)

Warrants (Continued)

A summary of warrants issued, exercised and expired during the six months ended June 30, 2010 is as follows:

	Shares	Weighted Average Exercise Price
Balance at December 31, 2009	300,000	1.63
Issued	286,666	0.75
Exercised	—	—
Expired	—	—

Balance at June 30, 2010	586,666	1.20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2007, 2008 and 2009, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2010.

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

Results of Operations

Three Months Ended June 30, 2010 as Compared to Three Months Ended June 30, 2009

Since inception, we have focused on the development and testing of our clean energy electric power generation systems. We had no material revenues in the second quarter of 2010 or 2009 – just $5,640 and $7,169 in Biotech IP licensing fees in 2010 and 2009, respectively -- while we had substantial expenses due to our ongoing research and development activities, as well as substantial administrative expenses, including those associated with our status as a public company. Our net loss during the second quarter of 2010 and 2009 was $76,211 and $248,992, respectively. Our net loss in the 2010 quarter was substantially lower than the loss in 2009 due to (i) the absence of interest expense in 2010 as compared to interest expense of $89,243 in 2009 associated with our Series A promissory notes which were paid off in 2009, (ii) a $36,655, or 55.3%, decrease in research and development expense as the building of our basic systems was substantially completed in 2009 and work in 2010 has been focused on less costly testing and refinement, and (iii) a $48,412, or 48.1% decrease in general and administrative expenses due to our general cost-cutting efforts. Substantial net losses will continue unless and until we are able to successfully commercialize and market our products, as to which there can be no assurance.

Six Months Ended June 30, 2010 as Compared to Six Months Ended June 30, 2009

Since inception, we have focused on the development and testing of our clean energy electric power generation systems. We had no material revenues in the first six months of 2010 or 2009 – just $18,687 and $10,553 in Biotech IP licensing fees in 2010 and 2009, respectively — while we had substantial expenses due to our ongoing research and development activities, as well as substantial administrative expenses, including those associated with our status as a public company. Our net loss during the first six months of 2010 and 2009 was $171,519 and $443,085, respectively. Our net loss in the 2010 period was substantially lower than the loss in 2009 due to (i) the absence of interest expense in 2010 as compared to interest expense of $171,384 in 2009 associated with our Series A promissory notes which were paid off in 2009, (ii) a $64,106, or 46.2%, decrease in research and development expense as the building of our basic systems was substantially completed in 2009 and work in 2010 has been focused on less costly testing and refinement, and (iii) a $27,942, or 19.5% decrease in general and administrative expenses due to our general cost-cutting efforts. Substantial net losses will continue unless and until we are able to successfully commercialize and market our products, as to which there can be no assurance.

Liquidity and Capital Resources

We have financed our operations since inception through the sale of debt and equity securities. As of June 30, 2010, we had a working capital deficit of $98,877 compared to a working capital deficit of $123,692 at December 31, 2009. Our efforts to raise additional capital since the second half of 2008 have been severely hampered by the ongoing financial crisis and the resulting recession and weak recovery, which have severely damaged the U.S. and global economies and caused substantial drops in the prices of oil and natural gas.

During March through June 2010, we raised gross proceeds of $215,000 through the private placement of 286,666 shares of our common stock to accredited investors at $.75 per share. A total of $85,000 (113,333 shares) was raised in the first quarter, and $130,000 (173,333 shares) was raised in the second quarter. Each investor received a three-year warrant to purchase stock at $.75 per share for a number of shares of common stock equal to the number of shares purchased by the investor in this offering. We paid a 10% commission on the gross proceeds of this offering to our placement agent, Martinez-Ayme Securities.

We continue to seek more funding from private debt and equity investors, as well as governmental sources, as we need to raise substantial additional capital in order to finance our plan of operations. There can be no assurance that we will be able to raise the necessary funds. If we do not raise the necessary funds, we will be forced to cease operations.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in internal control over financial reporting during the six months ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the 2009 Annual Report. Please refer to that section for disclosure regarding the risks and uncertainties related to our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During March 2010 through June 2010, we raised $215,000 through the private placement of 286,666 shares of our common stock to accredited investors at $.75 per share. A total of $85,000 (113,333 shares) was raised in the first quarter, and $130,000 (173,333 shares) was raised in the second quarter. Each investor received a three-year warrant to purchase stock at $.75 per share for a number of shares of common stock equal to the number of shares purchased by the investor in this offering.

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

Date: August 16, 2010

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