Form 10-Q
period 2010-09-30
POWERVERDE, INC.
filed 2010-11-15
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 12, 2010 the issuer had 27,989,732 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Balance Sheets

September 30, 2010 and December 31, 2009

(Unaudited)

	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$20,221	$20,457
Accounts receivable	9,805	7,626

Total Current Assets	30,026	28,083

Property and Equipment
Property and equipment, net of accumulated depreciation of $11,667 and $7,416, respectively	9,931	14,182

Total Assets	$39,957	$42,265

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$122,922	$151,775

	122,922	151,775

Stockholders’ Deficiency
Common stock:
100,000,000 common shares authorized, par value $0.0001 per share, 27,989,732 common shares issued and outstanding at September 30, 2010 and 27,603,066 common shares issued and outstanding at December 31, 2009	2,799	2,761
Additional paid-in capital	2,143,630	1,882,667
Deficit accumulated in the development stage	(2,229,394)	(1,994,938)

Total Stockholders’ Deficiency	(82,965)	(109,510)

Total Liabilities and Stockholders’ Deficiency	$39,957	$42,265

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2010 and 2009, and the period from March 9, 2007 (Date of Inception) to September 30, 2010

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Cumulative from inception through September 30, 2010
	2010	2009	2010	2009
Licensing and Royalty Revenue	$9,805	$15,681	$28,492	$26,234	$86,015

Operating Expenses
Research and development	40,706	119,157	115,358	257,913	958,756
General and administrative	32,035	50,968	147,589	194,924	991,562

Total Operating Expenses	72,741	170,125	262,947	452,837	1,950,318

Loss from Operations	(62,936)	(154,444)	(234,455)	(426,603)	(1,864,303)

Other Income (Expenses)
Interest income	—	—	—	—	2,401
Interest expense	—	(8,947)	—	(180,332)	(333,475)
Other income (expense)	—	—	—	—	(34,017)

Total Other Income (Expense)	—	(8,947)	—	(180,332)	(365,091)

Loss before Income Taxes	(62,936)	(163,391)	(234,455)	(606,935)	(2,229,394)
Provision for Income Taxes	—	—	—	—	—

Net Loss	$(62,936)	$(163,391)	$(234,455)	$(606,935)	$(2,229,394)

Net Loss per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Common Shares Outstanding - Basic and Diluted	27,913,644	26,838,581	27,759,280	26,838,581

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Deficiency

For the nine months ended September 30, 2010

(Unaudited)

	Common Shares	Common Stock	Paid in Capital	Deficit Accumulated during the Development Stage	Total Stockholders’ Deficiency

Balances, December 31, 2009	27,603,066	$2,761	$1,882,668	$(1,994,939)	$(109,510)

Sale of common stock at $.75 per share, net of stock issuance costs of $29,000	386,666	38	260,962	—	261,000

Net loss for the nine months ended September 30, 2010	—	—	—	(234,455)	(234,455)

Balances, September 30, 2010	27,989,732	$2,799	$2,143,630	$(2,229,394)	$(82,965)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2010 and 2009, and the period from March 9, 2007 (Date of Inception) to September 30, 2010

(Unaudited)

	2010		2009	Cumulative from inception through September 30, 2010
Cash Flows from Operating Activities
Net loss		$(234,455)	$(606,935)	$(2,229,394)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, amortization, and impairment charges		4,251	2,328	11,667
Amortization of discount		—	192,519	329,462
Stock based compensation		—	—	56,250

Changes in operating assets and liabilities:
Accounts receivable and other assets		(2,179)	(5,681)	50,196
Stock subscription receivable		—	—	(60,000)
Accounts payable and accrued liabilities		(28,853)	105,175	(107,619)

Cash Used by Operating Activities		(261,236)	(312,594)	(1,949,438)

Cash Flows From Investing Activities
Purchase of fixed assets		—	—	(21,598)
Cash acquired in business acquisition		—	—	872

Cash Used in Investing Activities		—	—	(20,726)

Cash Flows from Financing Activities
Proceeds from issuance of common stock		290,000	620,250	1,990,000
Proceeds from notes payable		—	—	300,000
Payment of line of credit		—	(50,000)	(50,000)
Payment of note payable		—	(90,217)	(90,217)
Payment of stock issuance costs		(29,000)	(77,025)	(159,398)

Cash Provided by Financing Activities		261,000	403,008	1,990,385

Net Increase (Decrease) in Cash		(236)	90,414	20,221

Cash, at Beginning of Period		20,457	10,203	—

Cash, at End of Period		$20,221	$100,617	$20,221

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest		$—	$1,771	$24,221

Cash paid during the period for income taxes		$—	$—	$—

Supplemental Schedule of Non-Cash Financing Activities
Common stock issued for convertible debt	$		$189,261	$189,261

Common stock issued for services		$—	$—	$56,250

Warrants issued in connection with debt		$—	$—	$299,984

Common stock issued in connection with debt forgiveness and services rendered		$—	$—	$250,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2010

Note 1 – Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report for the year ended December 31, 2009. The results of operations for the nine months ended September 30, 2010, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements include the accounts of PowerVerde, Inc., formerly known as Vyrex Corporation (the “Company”), and PowerVerde Systems, Inc., formerly known as PowerVerde, Inc., its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

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

Note 3 – Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-19, “Multiple Foreign Currency Exchange Rates (Topic 830)”. The amendments in this Update are effective for reported balances in an entity’s financial statements that differ from their underlying U.S. dollar denominated values occurring in the first interim or annual period ending on or after March 15, 2010. The amendments are to be applied retrospectively. The Company adopted these amendments in 2010 and the adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-18, “Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset.” The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. The Company adopted these amendments in the third quarter of 2010 and the adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition—Milestone Method”, which provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research and development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010 with prospective application. Early adoption is permitted with specific provisions. The Company adopted these amendments in the third quarter of 2010 and the adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements.

In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives.” ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The Company adopted these amendments in the third quarter of 2010 and the adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements (A Consensus of the FASB Emerging Issues Task Force)”. ASU 2009-14 requires tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

In September 2009, the FASB issued ASU 2009-13 (Topic 605-25), “Revenue Recognition; Multiple-Element Arrangements.” These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements. These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company adopted these amendments in the third quarter of 2010 and the adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on December 31, 2010 with certain other additional disclosures that will be effective on March 31, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.

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

Note 4 – Stockholders’ Equity

Private Placement of Common Stock

During March through September 2010, the Company raised $290,000 through the private placement of 386,666 shares of its common stock to accredited investors at $.75 per share. Each investor received a three-year warrant to purchase stock at $.75 per share for a number of shares of common stock equal to the number of shares purchased by the investor in this offering. A total of $85,000 (113,333 shares) was raised in the first quarter, $130,000 (173,333 shares) was raised in the second quarter and $75,000 (100,000 shares) was raised in the third quarter.

Warrants

In 2008, the Company issued warrants to purchase 250,000 and 50,000 shares of the Company’s common stock at exercise prices of $1.50 and $2.30 per share, respectively. These warrants are still outstanding as of September 30, 2010. The warrants expire on various dates in May 2011 through November 2011.

During March through September 2010, the Company issued warrants to purchase 386,666 shares of the Company’s common stock at an exercise price of $0.75 per share. Warrants for 113,333 shares were issued in the first quarter, warrants for 173,333 shares were issued in the second quarter, and warrants for 100,000 shares were issued in the third quarter. The warrants expire on various dates through June 2013, and were not exercised as of September 30, 2010.

Note 4 – Stockholders’ Equity (Continued)

Private Placement of Common Stock (Continued)

A summary of warrants issued, exercised and expired during the nine months ended September 30, 2010 is as follows:

	Shares	Weighted Average Exercise Price
Balance at December 31, 2009	300,000	1.63
Issued	386,666	0.75
Exercised	—	—
Expired	—	—

Balance at September 30, 2010	686,666	1.14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2007, 2008 and 2009, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2010.

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

Results of Operations

Three Months Ended September 30, 2010 as Compared to Three Months Ended September 30, 2009

Since inception, we have focused on the development and testing of our clean energy electric power generation systems. We had no material revenues in the third quarter of 2010 or 2009 – just $9,805 and $15,681 in Biotech IP licensing fees in 2010 and 2009, respectively — while we had substantial expenses due to our ongoing research and development activities, as well as substantial administrative expenses, including those associated with our status as a public company. Our net loss during the third quarter of 2010 and 2009 was $62,936 and $163,391, respectively. Our net loss in the 2010 quarter was substantially lower than the loss in 2009 due to (i) the absence of interest expense in 2010 as compared to interest expense of $8,947 in 2009 associated with our series A promissory notes which were paid off in 2009, (ii) a $78,451, or 66%, decrease in research and development expense as the building of our basic systems was substantially completed in 2009 and work in 2010 has been focused on less costly testing and refinement, and (iii) a $18,933, or 38% decrease in general and administrative expenses due to our general cost-cutting efforts. Substantial net losses will continue unless and until we are able to successfully commercialize and market our products, as to which there can be no assurance.

Nine Months Ended September 30, 2010 as Compared to Nine Months Ended September 30, 2009

Since inception, we have focused on the development and testing of our clean energy electric power generation systems. We had no material revenues in the first nine months of 2010 or 2009 – just $28,492 and $26,234 in Biotech IP licensing fees in 2010 and 2009, respectively — while we had substantial expenses due to our ongoing research and development activities, as well as substantial administrative expenses, including those associated with our status as a public company. Our net loss during the first nine months of 2010 and 2009 was $234,455 and $606,935, respectively. Our net loss in the 2010 period was substantially lower than the loss in 2009 due to (i) the absence of interest expense in 2010 as compared to interest expense of $180,332 in 2009 associated with our series A promissory notes which were paid off in 2009, (ii) a $142,555, or 56%, decrease in research and development expense as the building of our basic systems was substantially completed in 2009 and work in 2010 has been focused on less costly testing and refinement, and (iii) a $47,335, or 25% decrease in general and administrative expenses due to our general cost-cutting efforts. Substantial net losses will continue unless and until we are able to successfully commercialize and market our products, as to which there can be no assurance.

Liquidity and Capital Resources

We have financed our operations since inception through the sale of debt and equity securities. As of September 30, 2010, we had a working capital deficit of $92,896 compared to a working capital deficit of $123,692 at December 31, 2009. Our efforts to raise additional capital since the second half of 2008 have been severely hampered by the ongoing financial crisis and the resulting recession and weak recovery, which have severely damaged the U.S. and global economies and caused substantial drops in the prices of oil and natural gas.

During March through September 2010, we raised gross proceeds of $290,000 through the private placement of 386,666 shares of our common stock to accredited investors at $.75 per share. A total of $85,000 (113,333 shares) was raised in the first quarter, $130,000 (173,333 shares) was raised in the second quarter, and $75,000 (100,000 shares) was raised in the third quarter. Each investor received a three-year warrant to purchase stock at $.75 per share for a number of shares of common stock equal to the number of shares purchased by the investor in this offering. We paid a 10% commission on the gross proceeds of this offering to our placement agent, Martinez-Ayme Securities.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in internal control over financial reporting during the nine months ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the 2009 Annual Report. Please refer to that section for disclosure regarding the risks and uncertainties related to our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During March through September 2010, we raised $290,000 through the private placement of 386,666 shares of our common stock to accredited investors at $.75 per share. A total of $85,000 (113,333 shares) was raised in the first quarter, $130,000 (173,333 shares) was raised in the second quarter, and $75,000 (100,000 shares) was raised in the third quarter. Each investor received a three-year warrant to purchase stock at $.75 per share for a number of shares of common stock equal to the number of shares purchased by the investor in this offering.

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

Date: November 15, 2010

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