Form 10-K
period 2010-12-31
POWERVERDE, INC.
filed 2011-04-07
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

Commission File No. 000-27866

PowerVerde, Inc.

(Exact name of registrant as specified in its charter)

Delaware	88-0271109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23429 N. 35th Drive, Glendale, Arizona	85310
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock equity, as of June 30, 2010, the last business day of the issuer’s most recently completed second fiscal quarter: $7,820,210.

As of April 7, 2011, the number of outstanding shares of common stock, $0.0001 par value per share, of the registrant was 24,876,398.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PowerVerde, Inc.

Annual Report on Form 10-K

Year Ended December 31, 2010

i

INDEX

(Continued)

ii

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

The Company is a Delaware corporation formed in March 2007 by its two principal owners and officers: George Konrad and Fred Barker. The Company was formed in order to further develop, commercialize and market a series of unique electric generating power systems designed to produce electrical power with zero emissions or waste byproducts, based on a patented pressure-driven motor and related organic pressure-driven cycle components. The design of the motor was conceived by Mr. Barker in January 2001. Mr. Barker previously had a working relationship with Mr. Konrad and enlisted Mr. Konrad and his manufacturing expertise, together with Mr. Barker’s own engineering expertise, to co-develop the motor.

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

Based on data learned from these earlier prototypes, PowerVerde has manufactured three 25/50kW motors and has been testing these devices on a more powerful and advanced organic rankine cycle (ORC) currently referred to as an organic pressure-driven cycle (OPDC) designed and built by PowerVerde. During 2009, the Company also built and tested a 100kW pressure-driven motor at another machining and manufacturing facility, Global Machine Works, in Arlington, WA. These two related but distinct systems are designed for two different markets. The 25/50kW system uses low-grade heat as a fuel source, expanding a working fluid thereby driving the motor/generator, while the 100kW system (without ORC), uses wasted energy (pressure) from natural gas pipeline and wellhead infrastructures to drive the motor/generator and create electric power.

We are completing the final design and are currently building two next-generation waste heat/solar units capable of producing between 50 and 100 kW’s of electric power. In late 2010, we demonstrated this type of system for several interested parties, including the Department of Engineering of North New Mexico College (NNMC). This successful demonstration resulted in a formal collaboration between PowerVerde and NNMC’s SERPA program. A similar relationship is developing with Arizona State University as well. We hosted this research institution in February 2011, leading to a second presentation held in late March 2011. We anticipate that the manufacture of this new design will be accomplished by the end of 2011. There can be no assurance, however, that we will be able to successfully complete the final design and testing of our systems or that we will be able to commercialize them and commence sales. Work on our second generation natural gas pipeline/wellhead system is being delayed to focus on our primary market: waste heat/solar or thermal-powered systems.

On January 31, 2011, we entered into a Binding Letter of Intent for European Distribution (the “BLOI”) with Newton Investments BV, a Dutch corporation based in Leeuwarden, Netherlands (“Newton”). Pursuant to the BLOI, we and Newton agreed to enter into a definitive agreement within 60 days (since extended to 90 days), pursuant to which Newton will, for a period of 10 years, be the exclusive manufacturer and distributor of the Company’s proprietary emissions-free electrical power generation systems (the “Systems”) in the 27 countries which are currently members of the European Union, subject to Newton achieving minimum sales of at least 100 Systems per year and investing at least $750,000 in establishing its manufacturing facility and distribution network. Pursuant to the BLOI, we will receive as a royalty an amount equal to 20% of the gross sale price of each System sold by Newton. We have authorized Newton to manufacture our Systems under a strict licensing agreement with a Dutch/German foundry and machine shop capable of producing hundreds of units per year. Of the 27 European Union nations, we are initially focusing on the Netherlands, Belgium, Germany and Scandinavian countries. Newton also agreed to purchase an initial System from us for a discounted price of $90,000. In connection with the BLOI, an affiliate of Newton invested $250,000 in PowerVerde by privately purchasing 333,333 restricted shares of our common stock at a price of $.75 per share. In connection with this purchase, we issued to the investor a three-year warrant to buy an additional 333,333 shares at a price of $.75 per share.

In early 2010, our Board of Directors created two separate product lines: waste heat/solar organic rankine cycle powered systems; and gas pipeline/wellhead waste energy recovery systems. Because the markets and customers for these two systems are entirely different and the design and manufacturing are geographically separate, we believe that this bifurcation will result in a more streamlined and efficient business structure. As noted above, the natural gas pipeline system is being delayed primarily due to our decision to dedicate our limited human and financial resources to commercialize our waste heat/solar thermal system.

In March 2009, we entered into a non-binding letter of intent (the “LOI”) with Keahole Solar Power LLC (“KSP”), a subsidiary of Sopogy, Inc. (“Sopogy”), based in Honolulu, Hawaii. Sopogy has developed a modular and scalable solar energy solution designed for on-site energy generation in the range of 250kW-20MW. The LOI reflects the parties’ intent to work together on development of smaller Sopogy systems in the 50kW to 500kW range. Under the terms contemplated by the LOI, we would install a 25/50kW PowerVerde motor for use at KSP’s solar thermal power generation facility at the Natural Energy Laboratory of Hawaii located in Kona, Hawaii. We would operate the system and the parties would share performance data for five years. After two years of working with Sopogy, we believe that the contemplated 25/50kW system may be too small for Sopogy’s market, and designs for up to a 250kW system have been developed; however, these designs are in the early stages. While we are optimistic about our relationship with Sopogy and KSP, there can be no assurance that we will ever enter into a definitive agreement with Sopogy or KSP, that we will ever install our motor as contemplated in the LOI or that we will ever generate any revenues from this relationship.

Messrs. Barker and Konrad together obtained U.S. Patent No. 6,840,151 for a “push-push type fluid pressure actuated motor,” which was issued on January 11, 2005. On June 6, 2007, Messrs. Barker and Konrad and the Company’s predecessor, PowerVerde, LLC, permanently and exclusively assigned to PowerVerde all rights to the patent and the other intellectual property relating to the PowerVerde systems. On July 16, 2008, Messrs. Barker and Konrad filed U.S. Patent application No. 61/081,298 for a “system to produce electricity using waste energy in natural gas pipelines.” This application was assigned to the Company; however, it was abandoned in 2009 because we decided to replace it with a new and improved provisional patent application regarding the natural gas pipeline technology. Mr. Barker filed on behalf of PowerVerde a new provisional patent application regarding this technology on April 7, 2010. On October 17, 2008, Mr. Konrad and Mr. Brian K. Gray filed U.S. Patent application No. 12/253,580 for a “low temperature organic rankine cycle system.” This application was assigned to the Company. There can be no assurance that this patent will be issued.

In late 2010, we began filing several provisional patents covering our new organic pressure-driven cycle technology. In January 2011, we hired the inventor of this technology, Keith Johnson, as a specialist in advanced pressure-driven systems. He has assigned to PowerVerde his patent application in this field, U.S. Patent Application 61/424,249 filed on December 17, 2010. There can be no assurance that these patents will be issued.

By the end of 2011 or the first quarter of 2012, we plan to manufacture (directly or through contractors) and market our waste heat/solar power systems to end users in the U.S. market. Meanwhile, we expect Newton to proceed with commercialization in the European market. We continue discussions with certain manufacturers of integrated components and service providers in the oil, natural gas and manufacturing industries, as well as with electric utility companies. There can be no assurance that any manufacturing, distribution or marketing agreements will be successfully consummated.

We currently have two full-time employees, Messrs. Johnson and Gray, both hired in January 2011. Mr. Gray has requested to change his engagement with us from an employment relationship to a part-time consulting relationship to accommodate his schedule. We expect to make this change in April 2011.

Product Description

The 2007 advanced generation PowerVerde motor, with its related organic rankine cycle (ORC) system, produced 10kW of net power. Our larger 25/50kW waste heat/solar design is a next generation system This system was designed to be installed in single- or multiple-stacked units for businesses, factories, schools, hospitals, ships and other users of electric power. These non-combustion motors are fueled by heat, via an ORC related system, and create a pressure source powering the PowerVerde motor/generator while emitting zero carbon emissions or waste stream byproducts. This system operates with relatively low pressure (100-300psi) producing substantial torque and horsepower. The second PowerVerde system is designed to operate on wellhead or natural gas pipeline infrastructure and lacks the ORC component, but uses wasted latent energy (pressure) inherent in “city gate” letdowns or wellheads as its fuel source. Both systems are designed to operate on pressure. The latter system is designed to operate on relatively high pressure (1000 psi) associated with pipeline or wellhead infrastructure. The PowerVerde gas expansion and pressure driven motors have been tested over the past three years, and we believe have demonstrated the durability and reliability necessary to function as commercial renewable electric power generation systems. As noted above, in 2008, we decided to scale the ORC waste heat/solar system to 25/50kW and the natural gas pressure motor (without ORC) to 100kW. We anticipate, and have designed systems, that will be scaled even larger in the future.

Our ORC or OPDC system requires:

•	A heat source (solar, waste heat, geothermal or bio-mass);

•	An Organic Rankine Cycle (ORC) style system to convert heat into pressure;

•	PowerVerde patented motor to convert the pressure into horsepower; and

•	A generator to convert the horsepower into electricity.

We have built and tested the 25/50kW and ORC system, and believe that the overall design meets or exceeds performance parameters. We believe that we have successfully enhanced the system’s power capacity to 50kW or more of gross electrical power.

PowerVerde’s other electric power system, the gas pressure motor, is engineered to operate on any adequate pressure source without an ORC system. This 100kW system expands wasted energy or pressure from natural gas pipelines or wellheads into mechanical energy and requires:

•	Natural Gas Pipeline or Natural Gas utility infrastructure, specifically “City Gates” or gas wellheads;

•	Any adequate wellhead or pressure release infrastructure such as pumping stations;

•	PowerVerde’s patented engine to convert the pressure into horsepower; and

•	A generator to convert the horsepower into electricity.

We have built a 100kW system and hope to build a next generation 150kW system in the future. It is anticipated the first commercial beta test will be delayed until 2012, focusing our efforts on the waste heat/solar markets throughout 2011.

Government Regulations and Incentives

We believe that the time is right for the PowerVerde systems. Regulatory proposals to limit greenhouse gases are moving forward. One such measure would be a carbon tax placed on fuels in proportion to their carbon content. Another would be a tax on oil. Yet another would be a “cap and trade” system. All of these would drive up the price of electricity from fossil fuel sources, yet have no impact on carbon-free renewable sources such as those offered by us; however, due to the weak economy and strong political opposition, there can be no assurance that any of these measures will be implemented.

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

We have applied and continue to apply for federal grants, loans and/or other programs designed to assist development of renewable “green” energy sources, including incentives provided in the U.S. Government’s economic stimulus package approved in February 2009, and we have retained specialized consultants to assist in this endeavor; however, we have not been successful in these ongoing efforts, and there can be no assurance that we will ever receive any governmental assistance.

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

Risks Related to General Economic Conditions

The current general economic and market conditions and the volatility and disruption in the financial and capital markets has impacted us and could materially and adversely affect our business and financial results in future periods.

The United States economy continues to suffer from very unfavorable economic conditions, including a weak recovery from a severe recession in the general economy which continues to impair the banking system and the financial markets, all accompanied by huge federal and state budget deficits and a ballooning national debt. These negative conditions could persist or become even worse. General economic conditions have deteriorated due to reduced credit resulting from weak economic conditions, resulting in slower economic activity, concerns about inflation, deflation and government debt and deficits, volatility in energy prices, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in our markets and other adverse effects on our potential customers and markets. These poor economic conditions continue to make it very difficult for us to raise the capital we need to complete the development and testing of our products so that we can begin sales. In the event that we are able to begin sales of our products, these poor economic conditions may adversely affect our business and our financial condition and results of operations by extending the length of the sales cycle and causing potential customers to delay, defer or decline to make purchases of our products due to limitations on their capital expenditures and the adverse effects of the economy and the credit markets on them.

The weak economy is projected by many economic experts to continue or deteriorate further throughout 2011 or longer. These conditions may make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities. We cannot predict the timing, strength or duration of this current weak economy or of a subsequent economic recovery, or the effects thereof on our customers and our markets. Our results of operations may be negatively impacted in future periods and experience substantial fluctuations from period to period as a consequence of these factors, and such conditions and other factors affecting capital spending may affect the timing of orders from major customers. These factors could adversely affect our ability to meet our capital requirements, support our working capital requirements and growth objectives, maintain our existing or secure new financing arrangements, or otherwise materially and adversely affect our business, financial condition and results of operations.

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

We will need to raise substantial additional funds. Without such additional funds, we may have to cease operations. We will require substantial additional funding for our contemplated research and development activities, commercialization of our products and ordinary operating expenses. Adequate funds for these purposes may not be available when needed or on terms acceptable to us, especially due to the ongoing weak economy. Insufficient funds may require us to delay or scale back our activities or to cease operations.

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

Our success will depend in large part upon the skill and efforts of our founders and executive officers, George Konrad and Fred Barker, and other key personnel who may be hired, including our system specialists, Keith Johnson and Brian Gray. Loss of any such personnel, whether due to resignation, death, and disability or otherwise, could have a material adverse effect on our business. In addition, Messrs. Konrad, Barker and Gray do not intend to work for PowerVerde on a full-time basis, as they have substantial other business activities. They intend to dedicate the time they deem appropriate to meet PowerVerde’s needs; however, there can be no assurance that they will be willing or able to dedicate such time and attention as would maximize PowerVerde’s chances for success.

We have a limited operating history.

We have only a limited operating history. We have yet to generate any material revenues, and the commercial value of our products is uncertain. There can be no assurance that we will ever be profitable. Further, we are subject to all the risks inherent in a new business including, but not limited to: intense competition; lack of sufficient capital; loss of protection of proprietary technology and trade secrets; difficulties in commercializing its products, managing growth and hiring and retaining key employees; adverse changes in costs and general business and economic conditions; and the need to achieve product acceptance, to enter and develop new markets and to develop and maintain successful relationships with customers, third party suppliers and contractors.

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

Our products are energy-efficient electric generators which compete primarily with conventional oil and natural gas-generated electricity produced and delivered by conventional utility companies. A significant decrease in the price of oil and/or natural gas could therefore materially adversely affect our competitive position. We were adversely affected by the substantial drop in oil and natural gas prices following the onset of the financial crisis in September 2008. While these prices have risen substantially in recent months due to increased global demand, Middle East tension and inflation fears, they remain well below their pre-crisis peaks. A repeat of substantial decreases in these prices, as experienced in 2008 and 2009, could be very detrimental to our business.

We may be unable to purchase materials and parts on commercially reasonable terms from suppliers.

If we are unable to commercialize our systems, our success will depend to a large extent on our ability to obtain a reliable supply of materials and parts from our suppliers on commercially reasonable terms. This may not prove possible due to competition, inflation, shortages, international crises, adverse economic and political conditions and business failures of suppliers or other reasons.

Our insurance may not provide adequate coverage.

Although we maintain general and product liability, property and commercial crime insurance coverage which we consider prudent, there can be no assurance that such insurance will prove adequate in the event of actual casualty losses or broader calamities such as terrorist attacks, earthquakes, financial crises, economic depressions or other catastrophic events, which are either uninsurable or not economically insurable. Any such losses could have a material adverse effect on the Company.

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

Shares which we issue pursuant to private placements generally may be sold in the public market after they have been held for six months, pursuant to Rule 144. The sale or availability for sale of substantial amounts of common stock in the public market under Rule 144 or otherwise could materially adversely affect the prevailing market prices of our common stock and could impair our ability to raise additional capital through the sale of our equity securities.

We may issue shares of preferred stock that could defer a change of control or dilute the interests of holders of our common stock shareholders.

Our Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock. The Board of Directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms and privileges with respect to any series of preferred stock. The issuance of any series of preferred stock having rights superior to those of the common stock may result in a decrease in the value or market price of the common stock and could further be used by the Board of Directors as a device to prevent a change in control favorable to the Company. Holders of preferred stock to be issued in the future may have the right to receive dividends and certain preferences in liquidation and conversion rights. The issuance of such preferred stock could make the possible takeover of the Company or the removal of management of the Company more difficult, and adversely affect the voting and other rights of the holder of the common stock, or depress the market price of the common stock.

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

We do not own any real property. Through December 31, 2010, we shared use of a full-service machining and manufacturing facility located at 21615 N. 2nd Avenue, Phoenix, Arizona, owned by Arizona Research and Development, Inc. (“ARD”), a company wholly-owned by George Konrad, the Company’s co-founder and President and Chief Executive Officer. We paid monthly rent to ARD in addition to our proportional share of the facility’s utilities. The lease terms with ARD were month to month and renewed monthly. No formal rent or lease agreement existed between ARD and the Company. Effective January 2011, we entered into a lease agreement with Konrad Holdings, LLC, a limited liability company wholly-owned by Mr. Konrad, for the use of approximately 5,000 square feet of our new facility located at 23429 N. 35th Drive, Glendale, Arizona (the “Facility”) at a monthly base rent of approximately $3,500. The term of this agreement is one year. We expect to substantially increase our use of the Facility by the end of 2011, and we believe that the Facility will be adequate to satisfy our needs through that time; however, in the event that we begin material sales, we may need to move to a larger facility.

ITEM 3.	LEGAL PROCEEDINGS.

We are not party to any disputes or legal proceedings at the time of this Report.

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

Period Beginning	Period Ending	High	Low
January 1, 2008	March 26, 2008	$2.75	$0.30
April 2, 2008	June 30, 2008	$2.70	$1.75
July 1, 2008	September 30, 2008	$4.30	$2.20
October 1, 2008	December 31, 2008	$3.25	$1.75
January 1, 2009	March 31, 2009	$2.00	$0.51
April 1, 2009	June 30, 2009	$1.50	$0.75
July 1, 2009	September 30, 2009	$1.20	$0.51
October 1, 2009	December 31, 2009	$1.05	$0.31
January 1, 2010	March 29, 2010	$0.90	$0.30
April 2, 2010	June 30, 2010	$0.67	$0.25
July 1, 2010	September 30, 2010	$0.80	$0.51
October 1, 2010	December 31, 2010	$0.75	$0.35
January 1, 2011	March 31, 2011	$1.48	$0.35

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

Recent Sales of Unregistered Securities

In connection with the February 12, 2008 Merger, Vyrex sold the following securities without registering the securities under the Securities Act: (i) 24,588,734 shares of common stock issued to former PowerVerde shareholders in connection with the Merger, (ii) 250,000 shares issued on February 11, 2008 to Don Leach in payment of Vyrex’s March 10, 2003, $200,000 promissory note held by him, (iii) 20,000 shares issued on February 11, 2008, to Richard G. McKee, Jr. for consulting services, and (iv) 5,000 shares issued on February 11, 2008, to Mary Jane Dean for financial and administrative services. These shares were issued pursuant to an exemption from registration requirements under Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

All of PowerVerde’s sales of unregistered securities since inception have been made pursuant to private offerings to accredited investors. These sales, which are set forth below, were made pursuant to an exemption from registration requirements under Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. Except as otherwise noted below, we paid a placement agent fee of 10% of the gross price of each offering to Martinez-Ayme Securities (“MAS”), and net proceeds were used for working capital.

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

In October 2009, we issued 75,000 shares of our common stock, valued at $56,250, to Del Mar Corporate Consulting, LLC (the “Consultant”) pursuant to a Market Awareness Consulting Agreement, dated October 20, 2009. Pursuant to this agreement, we also paid the Consultant $25,000 upon signing; however, we have declined to pay the additional $25,000 due under this agreement due to our belief that the Consultant has failed to perform under this agreement. We have also asserted an unresolved claim that the Consultant is entitled to only 12,500 of the 75,000 shares due to its failure to perform.

During 2010, we raised gross proceeds of $330,000 through the private placement of 439,999 shares of our common stock to accredited investors at $.75 per share, $85,000 of which was raised in the first quarter through the private placement of 113,333 shares, $130,000 of which was raised in the second quarter through the private placement of 173,333 shares, $75,000 of which was raised in the third quarter through the private placement of 100,000 shares, and $40,000 of which was raised in the fourth quarter through the private placement of 53,333 shares. Each investor received a three-year warrant to purchase stock at $.75 per share for a number of shares of common stock equal to the number of shares purchased by the investor in this offering.

During the first quarter of 2011, we raised gross proceeds of $1,000,000 through the private placement of 1,333,333 shares of our common stock to accredited investors at $0.75 per share. Each investor received a three-year warrant to purchase stock at $.75 per share for a number of shares of common stock equal to the number of shares purchased by the investor in this offering. The $1,000,000 included $250,000 purchased by a Newton affiliate in conjunction with the Newton BLOI, as noted above. We paid a placement agent fee of 10% to MAS with respect to the gross proceeds of this offering.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2007, 2008, 2009 and 2010, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2010.

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

Since the Merger, we have focused on the development and testing of our electric power systems, and since 2008 we have focused on their applicability to thermal and natural gas pipeline operations. The Company’s business is subject to significant risks, including the risks inherent in our research and development efforts, uncertainties associated with obtaining and enforcing patents and intense competition. See “Risk Factors.”

Except as specifically noted to the contrary, the following discussion relates only to PowerVerde since, as a result of the Merger, the only historical financial statements presented for the Company in periods following the Merger are those of the operating entity, PowerVerde.

Results of Operations

Year ended December 31, 2010 and 2009

During 2010 and 2009, we focused on the development and testing of our systems, in particular, our next generation waste heat/solar 25/50kW ORC. We had no material revenues in either year — just $33,842 and $33,860, in Biotech IP licensing fees at December 31, 2010 and 2009, respectively — while we had substantial expenses due to our ongoing research and development expenses, as well as substantial administrative expenses associated with our status as a public company. Our net loss was $308,352 in 2010 and $890,980 in 2009. The substantial decrease in our net loss in 2010 was due to our general cost-cutting efforts, as well as the absence of interest expense since our investor Notes were paid in full in 2009. Substantial net losses will continue until we are able to successfully commercialize and market our products, as to which there can be no assurance.

Year ended December 31, 2009 and 2008

During 2009 and 2008, we focused on the development and testing of our systems, including our next generation waste heat/solar 25/50kW ORC. We had no material revenues in either year — just $33,860 and $23,663, in Biotech IP licensing fees at December 31, 2009 and 2008, respectively — while we had substantial expenses due to our ongoing research and development expenses, as well as substantial administrative expenses associated with the Merger and our status as a public company. Our net loss was $890,980 in 2009 and $829,956 in 2008. Substantial net losses will continue unless and until we are able to successfully commercialize and market our products, as to which there can be no assurance.

Liquidity and Capital Resources

We have financed our operations since inception through the sale of debt and equity securities. As of December 31, 2010 and 2009, we had a working capital deficit of $132,895 and $123,692, respectively.

During 2010, we raised gross proceeds of $330,000 through the private placement of 439,999 shares of our common stock to accredited investors at $.75 per share, $85,000 of which was raised in the first quarter through the private placement of 113,333 shares, $130,000 of which was raised in the second quarter through the private placement of 173,333 shares, $75,000 of which was raised in the third quarter through the private placement of 100,000 shares, and $40,000 of which was raised in the fourth quarter through the private placement of 53,333 shares. Each investor received a three-year warrant to purchase stock at $.75 per share for a number of shares of common stock equal to the number of shares purchased by the investor in this offering.

By the end of 2010, we had spent all of our initial $20,457 cash balance plus the majority of the $330,000 raised during 2010, so that our year-end cash balance was only $15,646, while our accounts payable and accrued expenses were $153,891.

During the first quarter of 2011, we raised gross proceeds of $1,000,000 through the private placement of 1,333,333 shares of our common stock to accredited investors at $0.75 per share. Each investor received a three-year warrant to purchase stock at $.75 per share for a number of shares of common stock equal to the number of shares purchased by the investor in this offering. The $1,000,000 included $250,000 purchased by a Newton affiliate in conjunction with the Newton BLOI, as noted above. We paid a placement agent fee of 10% to MAS with respect to the gross proceeds of this offering.

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

On January 6, 2011, we were informed by Robert P. Bedwell, CPA of our former auditing firm, Berenfeld, Spritzer, Shechter & Sheer LLP (“Berenfeld”), that Berenfeld had dissolved and Mr. Bedwell had joined Cherry, Bekaert & Holland, L.L.P. (“CBH”), and therefore, Berenfeld could not continue as the independent registered public accounting firm for the Company. Mr. Bedwell’s role as our audit engagement partner, however, has continued uninterrupted at CBH. As a result, CBH has become our independent registered public accounting firm. This change in our independent registered public accounting firm was accepted by our Board of Directors. Additional detailed information concerning this matter was disclosed in a Form 8-K filed on January 13, 2011.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal controls over financial reporting as of December 31, 2010. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation, our management concluded that, as of December 31, 2010, our internal controls over financial reporting were effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

Except for the change in our independent registered public accounting firm (described above), there were no significant changes in internal control over financial reporting during the fourth quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The names of our officers and directors, as well as certain information about them are set forth below:

Name	Age	Position(s)	Held Since
George Konrad	52	President, Chief Executive Officer, Treasurer, Director	2007
Fred Barker	77	Vice President, Secretary, Director	2007
Richard H. Davis	54	Director	2008

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

Committees

Our Board of Directors does not yet have any committees; however, we intend to establish an audit committee and a compensation/stock option committee in the near future.

Advisory Board Members

In March 2010, our Board of Directors created an Advisory Board to advise and recommend, on a non-legally-binding basis, certain directions or actions deemed to be beneficial to the Company’s success. The Advisory Board’s members may be shareholders or non-shareholders; however, each member represents a specific industry or vocation complementary to the Company’s anticipated markets, customers and technical needs. It is anticipated that the Advisory Board will meet once a year in person and meet by conference call quarterly. We expect to compensate the Advisory Board members with restricted stock and/or options; however, the compensation plan has not yet been established. The initial members of the Advisory Board are as follows:

•

Stephen H. McKnight. Mr. McKnight is active in real estate investment and management. Through his firms, he has created a portfolio in excess of 2.0 million square feet of commercial property, mostly in the Southwest United States. Mr. McKnight is also active in both equity and debt holdings, managing both trusts and family estates. He received an MBA from the University of Pittsburg in 1975.

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

•

Leon Breece. Mr. Breece has operated as an entrepreneur and CPA in the Los Angeles, California area for many years. Mr. Breece’s company, Breece and Associates, handles accounting and tax matters for established companies and high profile individuals. He is an active investor in both the stock market and early stage private companies.

•

Mark Block MD. Dr. Block is a leading podiatrist in the South Florida area. Dr. Block is past President of the Florida Podiatric Medical Association. He is a diplomat of the American Board of Podiatric Surgery, and former President and/or Chairman of many medical associations, too numerous to name. Dr. Block is an author and lecturer, as well as a contributing writer of the Coding Committee APMA. He considers himself a professional investor, managing family portfolios of established large capitalization companies and early stage start-ups.

•

Dr. Robert F. Ehrman. Dr. Ehrman is an owner and manager of commercial real estate, and has owned and managed several successful businesses. He attended the University of Miami School of Medicine, Northwestern Chiropractic College, and the University of Minnesota. Mr. Ehrman is a resident of Miami, Florida.

All of the initial Advisory Board Members are PowerVerde shareholders.

Compliance with Section 16(a) of the Securities and Exchange Act of 1934

Under the securities laws of the United States, our directors, executive officers and any persons holding more than 10% of the Company’s common stock are required to report their initial ownership of the Company’s common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to identify in this Report those persons who failed to timely file these reports. All of the filing requirements were satisfied in 2010, except with respect to the following transaction: As of August 3, 2010, an aggregate of 900,000 shares of common stock beneficially owned by Mr. Barker were sold in a private transaction to two related (but unaffiliated to the Company) parties (450,000 shares each) at a sale price of $.50 per share to be paid on a deferred basis, and this sale was rescinded on December 6, 2010 prior to any payment to Mr. Barker. This transaction is reflected in the Form 5 filed with the SEC on March 2, 2011. In making this disclosure, we have relied solely on written representations of our directors and executive officers and copies of the reports that have been filed with the Commission.

Code of Ethics

We have not adopted a code of ethics for our management because of the costs involved and our lack of resources and limited operations.

ITEM 11.	EXECUTIVE COMPENSATION.

Through March 31, 2011, we have not paid any compensation to officers or directors in such capacity; however, we have periodically engaged the services of Messrs. Konrad (through ARD) and Barker to perform certain services at a rate of $60 per hour. On February 1, 2011, we entered into a Contracted Consulting Services Agreement with PowerVerde Consulting Services, Inc., which is wholly-owned by Mr. Barker, whereby his company received a $5,000 relocation fee, and receives $6,000 per month for his services beginning February 15, 2011, subject to termination at any time by either party upon written notice to the other. ARD and Mr. Barker received payments of $69,058 and $13,500 from us in 2010, respectively. We believe that the compensation provided to Mr. Konrad and Mr. Barker does not exceed the compensation that would be charged by an unaffiliated third-party rendering comparable services. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Employment Agreements

Effective January 1, 2011, we entered into an employment agreement with Keith Johnson, pursuant to which Mr. Johnson serves as our Chief Technical Officer. Pursuant to this agreement, we pay Mr. Johnson a salary of $10,000 per month. This agreement is terminable by either party without cause upon 30 days’ prior written notice. In connection with this employment agreement, we granted Mr. Johnson a 10-year option to purchase 1,350,000 shares of our common stock at a price of $0.59 per share (the market price on the date of grant). One-fourth of the option shares, i.e., 337,500 shares, vested as of the date of the employment agreement, and the balance would vest in equal installments every six months thereafter until fully vested, provided that he is still employed by us at the time. Additionally, in connection with this employment agreement, Mr. Johnson assigned certain intellectual property rights to the Company, including rights under U.S. Patent Application 61/424,249 filed on December 17, 2010. The employment agreement contains standard confidentiality provisions, as well as standard non-competition and non-solicitation provisions which survive for two years following termination of employment.

On April 7, 2011, in order to enhance the Company’s ability to raise capital and limit dilution of its stockholders, we entered into an agreement with our co-founder and President and Chief Executive Officer, George Konrad, pursuant to which Mr. Konrad agreed to surrender to our treasury 4,500,000 shares of our common stock owned by him since inception in exchange for our (i) entering into an employment agreement with him; and (ii) agreeing to pay to Mr. Konrad’s company, ARD, $200,000, representing the cost of certain equipment owned by ARD which is principally used by us.

Consequently, on April 7, 2011, we entered into a two-year employment agreement with Mr. Konrad, pursuant to which Mr. Konrad serves as our President. Pursuant to this employment agreement, we pay Mr. Konrad a salary of $10,000 per month. The employment agreement contains standard confidentiality provisions, as well as standard non-competition and non-solicitation provisions which survive for two years following termination of employment.

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

The following table sets forth certain information as of April 7, 2011, regarding the beneficial ownership of our common stock by (i) each of our directors and “named executive officers”; and (ii) all of our executive officers and directors as a group. To our knowledge, no other person beneficially owns more than 5% of our common stock.

Name and Address of Beneficial Owner	Shares Owned	Percent of Class
George Konrad[1] 21615 N Second Avenue Phoenix, AZ 85027	7,054,074	28.4

Fred Barker[2] 21615 N Second Avenue Phoenix, AZ 85027	2,615,990	10.5

Richard H. Davis[3] 8365 SW 168 Terrace Palmetto Bay, FL l33157	403,033	1.6

All Directors and Executive Officers as a group (3 persons)	10,073,097	40.5

[1]

Mr. Konrad transferred 500,000 shares that he owned with his ex-wife to his ex-wife pursuant to a domestic relations order (divorce settlement in 2010). On April 7, 2011, Mr. Konrad agreed to surrender 4,500,000 shares to our treasury.

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

[3]

Mr. Davis’ shares include 114,033 shares owned by Mr. Davis’ wife, as to which he disclaims beneficial ownership, and 10,000 shares owned by Darby Shore Management, Inc., a Florida corporation (“Darby”), for which Mr. Davis is an officer, director and 25% shareholder. Mr. Davis may be deemed to have voting and investment power over these shares held by Darby.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Through December 31, 2010, we shared use of a full-service machining and manufacturing facility located at 21615 N. 2nd Avenue, Phoenix, Arizona, owned by Arizona Research and Development, Inc. (“ARD”), a company wholly-owned by George Konrad, the Company’s co-founder and President and Chief Executive Officer. We paid monthly rent to ARD in addition to our proportional share of the facility’s utilities. The lease terms with ARD were month to month and renewed monthly. No formal rent or lease agreement existed between ARD and the Company. Effective January 2011, we entered into a lease agreement with Konrad Holdings, LLC, a limited liability company wholly-owned by Mr. Konrad, for the use of approximately 5,000 square feet of our new facility located at 23429 N. 35th Drive, Glendale, Arizona (the “Facility”) at a monthly base rent of approximately $3,500. The term of this agreement is one year. We expect to substantially increase our use of the Facility by the end of 2011, and we believe that the Facility will be adequate to satisfy our needs through that time; however, in the event that we begin material sales, we may need to move to a larger facility.

Through December 31, 2010, Messrs. Konrad (through ARD) and Barker received $60 per hour for consulting services they provided to the Company. With respect to Mr. Barker, this arrangement has been superseded by the Contracted Consulting Services Agreement (described below). Mr. Barker received payments of $13,500 and $21,000 during the years ended December 31, 2010 and 2009, respectively, for these services. ARD received payments of $69,058 and $174,612 during the years ended December 31, 2010 and 2009, respectively, for these services.

On February 1, 2011, we entered into a Contracted Consulting Services Agreement with PowerVerde Consulting Services, Inc., which is wholly-owned by Mr. Barker, whereby his company received a $5,000 relocation fee, and receives $6,000 per month for his services beginning February 15, 2011, subject to termination at any time by either party upon written notice to the other.

We do not have any independent directors, as Messrs. Konrad and Barker are officers and principal shareholders, and Mr. Davis works for our investment banking firm. We intend to seek qualified independent directors to serve on our Board of Directors by the end of 2011.

In November 2008, we entered into a Line of Credit Agreement in the amount of $50,000 with Mr. Konrad. The agreement expired on November 13, 2009, and bore interest at the rate of 12.25% per annum. The full amount of the line of credit was drawn in the fourth quarter of 2008. On April 3, 2009, we paid the line of credit in full, including accrued interest thereon with the proceeds of a private placement of common stock. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Recent Sales of Unregistered Securities.” No further draws have been made on the line of credit.

On April 7, 2011, in order to enhance the Company’s ability to raise capital and limit dilution of its stockholders, we entered into an agreement with our co-founder and President and Chief Executive Officer, George Konrad, pursuant to which Mr. Konrad agreed to surrender to our treasury 4,500,000 shares of our common stock owned by him since inception in exchange for our (i) entering into an employment agreement with him; and (ii) agreeing to pay to Mr. Konrad’s company, ARD, $200,000, representing the cost of certain equipment owned by ARD which is principally used by us.

Consequently, on April 7, 2011, we entered into a two-year employment agreement with Mr. Konrad, pursuant to which Mr. Konrad serves as our President. Pursuant to this employment agreement, we pay Mr. Konrad a salary of $10,000 per month. The employment agreement contains standard confidentiality provisions, as well as standard non-competition and non-solicitation provisions which survive for two years following termination of employment.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Cherry, Bekaert & Holland, L.L.P., Certified Public Accountants (“CBH”) was designated by our Board of Directors to audit the financial statements of our company for the fiscal year ended December 31, 2010. This auditor was appointed by our Board of Directors to replace our prior auditor, Berenfeld Spritzer Shechter & Sheer L.L.P. (“Berenfeld”), as this firm elected to cease operations.

The following table summarizes the aggregate fees billed and expected to be billed to us by CBH and Berenfeld for fiscal years ended December 31, 2010 and 2009, respectively:

Principal Accountant Fees and Service

	2010	2009
Audit Fees	$45,000	$56,000
Tax Fees	$500	0

Total	$45,500	$56,000

Audit Fees

The aggregate fees billed by CBH and Berenfeld for professional services rendered for the fiscal years ended 2010 and 2009, respectively, including fees associated with the annual audit, the reviews of the consolidated financial statements included in our Forms 10-K, the reviews of the quarterly reports on Form 10-Q, fees related to filings with the Securities and Exchange Commission and consultations on accounting issues and the application on new accounting pronouncements were approximately $45,500 and $56,000, respectively.

Tax Fees

The aggregate fees billed by Estes Avellone, CPA for tax compliance, tax advice and tax planning rendered to the Company for the fiscal years ended December 31, 2010 and 2009 were approximately $500 and $0, respectively.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

See Exhibit Index and Financial Statements Index, below.

PowerVerde, Inc.

Annual Report on Form 10-K

Year Ended December 31, 2010

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Vyrex Corporation as filed with the Delaware Secretary of State on September 8, 2005.[1]

3.2	Bylaws of Vyrex Corporation, dated as of September 9, 2005.[1]

3.3	Amended and Restated Certificate of Incorporation of Vyrex Corporation as filed with the Delaware Secretary of State on August 14, 2008.[2]

10.1	Agreement and Plan of Merger, dated as of February 11, 2008 by and among Vyrex Corporation, Vyrex Acquisition Corporation and PowerVerde, Inc.[1,3]

10.2	Services Agreement dated as of February 11, 2008, between PowerVerde, Inc., and Fred Barker d/b/a Barker Engineering.[1]

10.3	Services Agreement dated as of February 11, 2008, between PowerVerde, Inc. and Arizona Research and Development, Inc.[1]

10.4	Intellectual Property Transfer Agreement dated as of March 4, 2009, between PowerVerde, Inc. and Edward C. Gomez.[6]

10.5	Market Awareness Consulting Agreement dated October 20, 2009, between the Company and Del Mar Corporate Consulting, LLC.[5]

10.6	Contracted Consulting Services Agreement dated February 1, 2011, between the Company and PowerVerde Consulting Services, Inc.

10.7	Binding Letter of Intent for European Distribution dated January 31, 2011, between the Company and Newton Investments BV.[7]

10.8	Employment Agreement dated January 1, 2011, between the Company and Keith Johnson.

10.9	Agreement dated April 7, 2011, between the Company and George Konrad.

10.10	Employment Agreement dated April 7, 2011, between the Company and George Konrad.

21.1	Subsidiaries of the Company.[1]

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Previously filed on Form 8-K filed with the SEC on February 11, 2008.
[2]	Previously filed on Schedule 14A filed with the SEC on July 21, 2008.
[3]

Nonmaterial schedules and exhibits identified in the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-B. The Company agrees to furnish supplementally to the SEC upon request by the SEC a copy of any omitted schedule(s) or exhibit(s).

[4]	Previously filed on Form 10-K for the year ended December 31, 2008 filed with the SEC on April 15, 2009.
[5]	Previously filed on Form 10-Q for the quarter ended September 30, 2009 as filed with the SEC on November 17, 2009.
[6]	Previously filed on Form 10-K for the year ended December 31, 2009 filed with the SEC on April 14, 2010.
[7]	Previously filed on Form 8-K filed with the SEC on February 4, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERVERDE, INC.

Dated: April 7, 2011	by:	/s/ George Konrad
George Konrad
President and Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ George Konrad	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director (principal executive, financial and accounting officer)	April 7, 2011

/S/ Fred Barker	Vice President, Secretary and Director	April 7, 2011

/S/ Richard H. Davis.	Director	April 7, 2011

PowerVerde, Inc. and Subsidiary

Annual Report on Form 10-K

Year Ended December 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

PowerVerde, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of PowerVerde, Inc. and Subsidiary (collectively, the “Company”) as of December 31, 2010, and the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2010 and the period from March 9, 2007 (date of Inception) to December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of and for the year ended December 31, 2009 were audited by other auditors who have ceased operations, and who expressed an unqualified opinion on those financial statements in their report dated April 14, 2010.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010, and the consolidated results of its operations and its cash flows for the year ended December 31, 2010 and the period from March 9, 2007 (Date of Inception) to December 31, 2010, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the consolidated financial statements, the Company incurred a net loss of $308,352 for 2010. At December 31, 2010, current liabilities exceed current assets by $132,895. These factors, and others discussed in Note 2, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded assets, or the amount and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/ Cherry, Bekaert & Holland, L.L.P.

Certified Public Accountants

Fort Lauderdale, Florida

April 7, 2011

Provided below is a copy of the accountant’s report issued by Berenfeld, Spritzer, Schechter & Sheer, LLP (“Berenfeld”), our former independent public accountants, in connection with the filing of our Annual report of Form 10-K for the year ended December 31, 2009. This audit report has not been reissued by Berenfeld in connection with the filing of this Annual report on Form 10-K for the year ended December 31, 2010. We are unable to obtain a reissued accountant’s report from Berenfeld, and we will be unable to obtain future accountant’s reports from Berenfeld, because Berenfeld has discontinued its auditing practice and ceased operations. This means that we will also be unable to obtain consents to incorporate any financial statements audited by Berenfeld into registration statements that we may file or amend in the future. Accordingly, investors may not be able to bring an action against Berenfeld pursuant to the Securities Act of 1933 or the Securities Exchange Act of 1934 with respect to any such registration statements or with respect to this Annual Report and, therefore, any recovery from Berenfeld may be limited. The ability of investors to recover from Berenfeld may also be limited as a result of Berenfeld’s financial condition.

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

Berenfeld Spritzer Shechter & Sheer LLP

Certified Public Accountants

Fort Lauderdale, Florida

April 14, 2010

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Balance Sheets

December 31, 2010 and December 31, 2009

	December
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$15,646	$20,457
Accounts receivable	5,350	7,626

Total Current Assets	20,996	28,083

Property and Equipment
Property and equipment, net of accumulated depreciation of $13,103 and $7,416, respectively	12,034	14,182

Total Assets	$33,030	$42,265

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$153,891	$151,775

Total Current Liabilities	153,891	151,775

Commitments and Contingencies
Stockholders’ Equity
Preferred stock:
50,000,000 preferred shares authorized, par value $0.0001 no shares issued and outstanding at December 31, 2010 and 2009	—	—

Common stock:
100,000,000 common shares authorized, par value $0.0001 per share, 28,043,065 common shares issued and outstanding at December 31, 2010, and 27,603,066 common shares issued and outstanding at December 31, 2009	2,804	2,761
Additional paid-in capital	2,179,625	1,882,667
Deficit accumulated in the development stage	(2,303,290)	(1,994,938)

Total Stockholders’ Equity	(120,861)	(109,510)

Total Liabilities and Stockholders’ Equity	$33,030	$42,265

The accompanying notes are an integral part of these consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Operations

For the years ended December 31, 2010 and 2009, and the

period from March 9, 2007 (Date of Inception) to December 31, 2010

	2010	2009	Cumulative from inception through December 31, 2010
Licensing and Royalty Revenue	$33,842	$33,860	$91,365

Operating Expenses
Research and development	169,665	386,868	1,013,064
General and administrative	198,900	357,640	1,042,871

Total Operating Expenses	368,565	744,508	2,055,935

Loss from Operations	(334,723)	(710,648)	(1,964,570)

Other Income (Expenses)
Interest income	—	—	2,401
Interest expense	—	(180,332)	(333,475)
Other	26,371	—	(7,646)

Total Other Income (Expenses)	26,371	(180,332)	(338,720)

Loss before Income Taxes	(308,352)	(890,980)	(2,303,290)
Provision for Income Taxes	—	—	—

Net Loss	$(308,352)	$(890,980)	$(2,303,290)

Net Loss per Share - Basic and Diluted	$(0.01)	$(0.03)

Weighted Average Common Shares Outstanding - Basic and Diluted	27,821,111	27,565,214

The accompanying notes are an integral part of these consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity

Inception through December 31, 2010

	Common Shares	Common Stock	Additional Paid in Capital	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity
Balance at March 9, 2007 (date of inception)	—	$—	$—	$—	$—

Common Stock issued for cash, net of stock issuance costs of $45,398	20,350,000	20,350	659,252	—	679,602

Net Loss	—	—	—	(274,402)	(274,402)

Balances, December 31, 2007	20,350,000	$20,350	$659,252	$(274,402)	$405,200

Sale of common stock at $.50 per share	50,000	50	24,950	—	25,000

Stockholder Equity of Vyrex Corporation at merger	1,019,144	102	(479,771)	—	(479,669)

Recapitalization of PowerVerde stockholders’ equity	(20,400,000)	(20,400)	20,400	—	—

Shares issued related to forgiveness of debt and issued for services	275,000	28	249,972	—	250,000

Shares issued in exchange for PowerVerde shares	24,588,734	2,459	(2,459)	—	—

Warrants issued with debt	—	—	299,984	—	299,984

Net loss	—	—	—	(829,556)	(829,556)

Balances, December 31, 2008	25,882,878	$2,589	$772,328	$(1,103,958)	$(329,041)

Sale of common stock at $.75 per share, net of stock issuance costs of $85,000	1,266,667	126	864,874	—	865,000

Common stock issued on conversion of debt	378,521	38	189,223	—	189,261
Common stock issued for services	75,000	8	56,242		56,250
Net loss	—	—	—	(890,980)	(890,980)

Balances, December 31, 2009	27,603,066	$2,761	$1,882,667	$(1,994,938)	$(109,510)

Sale of common stock at $.75 per share, net of stock issuance costs of $85,000	439,999	43	296,958	—	297,001
Net loss	—	—	—	(308,352)	(308,352)

Balances, December 31, 2010	28,043,065	$2,804	$2,179,625	$(2,303,290)	$(120,861)

The accompanying notes are an integral part of these consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the years ended December 31, 2010 and 2009, and the

period from March 9, 2007 (Date of Inception) to December 31, 2010

	2010	2009	Cumulative from inception through December 31, 2010
Cash Flows from Operating Activities
Net loss	$(308,352)	$(890,980)	$(2,303,290)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	5,687	3,683	13,103
Amortization of discount Stock based compensation	—	192,519 56,250	329,462 56,250
Changes in operating assets and liabilities:			—
Accounts receivable and other assets	2,276	(5,126)	(5,350)
Accounts payable and accrued liabilities	2,116	(62,975)	(76,650)

Cash Used in Operating Activities	(298,273)	(706,629)	(1,986,475)

Cash Flows From Investing Activities
Purchase of fixed assets	(3,538)	(7,900)	(25,136)
Cash acquired in business acquisition	—	—	872

Cash Used in Investing Activities	(3,538)	(7,900)	(24,264)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	330,000	950,000	2,030,000
Proceeds from notes payable	—	—	300,000
Payment of line of credit	—	(50,000)	(50,000)
Payment of note payable	—	(90,217)	(90,217)
Payment of stock issuance costs	(33,000)	(85,000)	(163,398)

Cash Provided by Financing Activities	297,000	724,783	2,026,385

Net (Decrease) Increase in Cash	(4,811)	10,254	15,646
Cash, at Beginning of Period	20,457	10,203	—

Cash, at End of Period	$15,646	$20,457	$15,646

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$—	$8,717	$24,221

Cash Paid for Income Taxes	$—	$—	$—

Supplemental Schedule of Non-Cash Financing and Investment Transactions

Common stock issued for convertible debt	$—	$189,261	$189,261

Common stock issued for services	$—	$56,250	$56,250

Warrants issued in connection with debt	$—	$—	$299,984

Common stock issued in connection with debt forgiveness and services rendered	$—	$—	$250,000

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

Note 3 – Summary of Significant Accounting Policies

Basis of Accounting

The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires our management to make estimates and assumptions about future events that effect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. We believe the following critical accounting policies affect its more significant judgments and estimates used in the preparation of financial statements.

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

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less. At December 31, 2010 and December 31, 2009, the Company had cash equivalents in the amount of $15,646 and $20,457, respectively.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2007, 2008, 2009 and 2010, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2010. We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Research and Development Costs

The Company’s research and development costs are expensed in the period in which they are incurred. Such expenditures amounted to $169,665 and $386,868 for the year ended December 31, 2010 and 2009, respectively.

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

Note 4 – Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued new accounting guidance on accounting for transfers of financial assets which removes the concept of a qualifying special-purpose entity (QSPE) and clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company adopted the new accounting guidance beginning January 1, 2010. This new accounting guidance did not have a significant impact on the Company’s financial position, cash flows or results of operations.

In June 2009, the FASB issued new accounting guidance which revises the approach to determining the primary beneficiary of a variable interest entity (VIE) to be more qualitative in nature and requires companies to more frequently reassess whether they must consolidate a VIE. The Company adopted the new accounting guidance beginning January 1, 2010. This new accounting guidance did not have a significant impact on the Company’s financial position, cash flows or results of operations.

In October 2009, the FASB issued authoritative guidance about the accounting for revenue contracts containing multiple elements, allowing the use of companies’ estimated selling prices as the value for deliverable elements under certain circumstances and to eliminate the use of the residual method for allocation of deliverable elements. This guidance is effective for the Company beginning January 1, 2011. The Company does not expect that this standard will have a significant impact on its financial position or results of operations.

In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The Company adopted the new accounting guidance beginning January 1, 2010. This update had no impact on the Company’s financial position, cash flows or results of operations.

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). This ASU requires enhanced disclosures with disaggregated information regarding the credit quality of an entity’s financing receivables and its allowance for credit losses. The update also requires disclosure of credit quality indicators, past due information, and modifications of financing receivables. This ASU is effective for interim and annual reporting periods ending after December 15, 2010. The Company adopted this ASU beginning with its annual reporting period ended December 31, 2010. This new accounting guidance did not have a significant impact on the Company’s financial position, cash flows or results of operations.

Note 4 – Recent Accounting Pronouncements (Continued)

In December 2010, the FASB issued a new standard addressing the disclosure of supplemental pro forma information for business combinations that occur during the current year. The new standard requires public entities that present comparative financial statements to disclose the revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the prior annual reporting period. The standard is effective for the Company as of January 1, 2010. The Company does not expect it will have a material impact on its financial position or results of operations.

Note 5 – Notes Payable

Series A Promissory Notes

During 2008, the Company completed an offering of $250,000 in principal amount of Series A Promissory Notes (the “Notes”). The Notes were due on July 31, 2009, and interest in the Notes accrued at the rate of 10% per annum. In consideration of the purchase of the Notes, the investors received three-year warrants to purchase an aggregate of 250,000 shares of the Company’s common stock at an exercise price of $1.50 per share (one warrant share for each $1.00 invested). As of December 31, 2010, none of these warrants have been exercised. These warrants will expire on various dates in May 2011 through July 2011.

The fair value of these warrants of $249,985 was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk free interest rate:	Range of 2.50% to 3.27%
Expected term:	3 years
Expected dividend yield	0.00
Expected volatility	99.56%

The warrants were recorded at their fair value of $249,985, and a discount in the same amount was recorded against the carrying value of the notes payable. Full amortization of the discount was charged to interest expense in the accompanying Consolidated Statements of Operations for the year ended December 31, 2009.

In July 2009, $168,500 principal amount of the Notes, plus accrued interest thereon of $20,761, was converted into 378,521 shares of common stock, reflecting a conversion price of $.50 per share. The remaining $81,500 principal amount of Notes, together with $8,717 in accrued interest thereon, was paid in cash in August 2009. No debt remained after August 2009. Interest on the Notes was $11,604 for the year ended December 31, 2009.

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

In consideration of the Line of Credit Agreement, the principal executive officer received a three-year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $2.30 per share. As of December 31, 2010, this warrant has not been exercised. This warrant will expire on November 13, 2011.

The fair value of these warrants of $49,999 was determined using the Black-Scholes option pricing model with the assumptions listed below:

Risk free interest rate:	1.62%
Expected term:	3 years
Expected dividend yield	0.00
Expected volatility	108.23%

Note 5 – Notes Payable (Continued)

The warrants were recorded at their fair value of $49,999, and a discount in the same amount was recorded against the carrying value of the notes payable. Full amortization of the discount was charged to interest expense in the accompanying Consolidated Statements of Operations for the year ended December 31, 2009.

Note 6 – Property and Equipment

A summary of property and equipment at December 31, 2010 and 2009 is as follows:

	2010		2009
		Estimated useful lives (in years)		Estimated useful lives (in years)

Equipment	$22,339	5	$18,800	5
Computer equipment (hardware)	2,798	3	2,798	3

	25,137		21,598
Accumulated depreciation	13,103		7,416

	$12,034		$14,182

The amounts charged to operations for depreciation for the years ended December 31, 2010 and 2009 were $5,687 and $3,683, respectively.

Note 7 – Stockholders’ Equity

Warrants

In connection with the Notes and the Line of Credit Agreement entered into in 2008 and discussed in Note 5, above, the Company issued warrants to purchase 250,000 and 50,000 shares of the Company’s common stock at exercise prices of $1.50 and $2.30 per share, respectively. These warrants are still outstanding as of December 31, 2010. The warrants issued pursuant to the Notes expire on various dates in May 2011 through July 2011, and the warrants issued pursuant to the Line of Credit Agreement expire in November 2011. The fair value of these warrants was determined using the Black-Scholes option pricing model as discussed in Note 5, above.

A summary of warrants issued, exercised and expired for the years ended December 31, 2010 and 2009 is as follows:

Amount
Balance at December 31, 2008	490,000
Issued	—
Exercised	—
Expired	—

Balance at December 31, 2009	490,000
Issued	439,999
Exercised	—
Expired	—

Balance at December 31, 2010	929,999

Note 7 – Stockholders’ Equity (Continued)

Private Placement of Common Stock

During 2010, we raised gross proceeds of $330,000 through the private placement of 439,999 shares of our common stock to accredited investors at $.75 per share, $85,000 of which was raised in the first quarter through the private placement of 113,333 shares, $130,000 of which was raised in the second quarter through the private placement of 173,333 shares, $75,000 of which was raised in the third quarter through the private placement of 100,000 shares, and $40,000 of which was raised in the fourth quarter through the private placement of 53,333 shares. Each investor received a three-year warrant to purchase stock at $.75 per share for a number of shares of common stock equal to the number of shares purchased by the investor in this offering.

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

In October 2009, we issued 75,000 shares of our common stock, valued at $56,250, to Del Mar Corporate Consulting, LLC (the “Consultant”) pursuant to a Market Awareness Consulting Agreement, dated October 20, 2009. Pursuant to this agreement, we also paid the Consultant $25,000 upon signing; however, we have declined to pay the additional $25,000 due under this agreement due to our belief that the Consultant has failed to perform under this agreement. We have also asserted an unresolved claim that the Consultant is entitled to only 12,500 of the 75,000 shares due to its failure to perform.

Preferred Shares

The Company has 50,000,000 shares of authorized, $0.0001 par value preferred stock. At December 31, 2010 no shares had been issued.

Note 8 – Basic and Diluted Loss per Common Share

The computation of diluted loss per share for 2010 and 2009 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an anti-dilutive effect on loss per share. In accordance with generally accepted accounting principles, diluted loss per share is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items. There are 930,000 and 300,000 potentially dilutive shares outstanding at December 31, 2010 and 2009, respectively.

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

At December 31, 2010 and 2009, deferred tax assets, calculated at a tax rate of 35%, consisted of the following:

	2010	2009
Net Operating Loss Carryforward	$818,000	$710,000
Less: Valuation allowance	(818,000)	(710,000)

Net deferred tax asset	$—	$—

The Company’s effective income tax rate is lower than what would be expected if the federal statutory rate were applied to the loss from operations primarily because of the effect of the state tax benefit, net of federal benefit, and the change in the valuation allowance provided against deferred tax assets.

At December 31, 2010, the Company had net operating losses of approximately $2,280,000 that can be carried forward for up to twenty years and deducted against future taxable income. The net operating loss carryforwards expire in various years through 2029 and may be subject to certain limitations under federal and state tax laws.

Note 10 – Related Parties

The Company shares use of a full-service machining and manufacturing facility located Arizona, owned by Arizona Research and Development, Inc. (“ARD”). ARD is wholly-owned by George Konrad, the Company’s President and largest shareholder. No formal rent or lease agreement exists between ARD and the Company. Monthly rental payments to ARD in addition to a proportional share of the facility’s utilities are paid on a month to month basis. Total rent expense for the years ended December 31, 2010 and 2009 were $3,500 and $16,500, respectively.

Through December 31, 2010, Messrs. Konrad (through ARD) and Barker received $60 per hour for consulting services they provided to the Company. With respect to Mr. Barker, this arrangement has been superseded by the Contracted Consulting Services Agreement (described below). ARD and Mr. Barker received payments of $69,058 and $13,500 from us in 2010, respectively.

In November 2008, we entered into a Line of Credit Agreement in the amount of $50,000 with Mr. Konrad. The agreement expired on November 13, 2009, and bore interest at the rate of 12.25% per annum. The full amount of the line of credit was drawn in the fourth quarter of 2008. On April 3, 2009, we paid the line of credit in full, including accrued interest thereon with the proceeds of a private placement of common stock. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Recent Sales of Unregistered Securities.” No further draws have been made on the line of credit.

Note 11 – Commitments and Contingencies

As disclosed in Note 10 – Related Parties, the Company shares use of a full-service machining and manufacturing facility located Arizona, owned by Arizona Research and Development, Inc. (“ARD”). ARD is wholly-owned by George Konrad, the Company’s Co-Founder and President and Chief Executive Officer. No formal rent or lease agreement exists between ARD and the Company. Monthly rental payments to ARD in addition to a proportional share of the facility’s utilities are paid on a month to month basis. Total rent expense for the years ended December 31, 2010 and 2009 were $3,500 and $16,500, respectively. The Company entered into a new lease agreement effective January 1, 2011 as disclosed in Note 12 – Subsequent Events.

Note 12 – Subsequent Events

During the first quarter of 2011, we raised gross proceeds of $1,000,000 through the private placement of 1,333,333 shares of our common stock to accredited investors at $0.75 per share. Each investor received a three-year warrant to purchase stock at $.75 per share for a number of shares of common stock equal to the number of shares purchased by the investor in this offering. The $1,000,000 included $250,000 purchased by a Newton affiliate in conjunction with the Newton BLOI, as noted above. We paid a placement agent fee of 10% to MAS with respect to the gross proceeds of this offering.

Note 12 – Subsequent Events (Continued)

Effective January 1, 2011, we entered into a lease agreement with Konrad Holdings, LLC, a limited liability company wholly-owned by our co-founder and President and Chief Executive Officer, George Konrad. The lease term is for one year for the use of approximately 5,000 square feet at approximately $3,500 per month.

Effective January 1, 2011, we entered into an employment agreement with Keith Johnson, pursuant to which Mr. Johnson serves as our Chief Technical Officer. Pursuant to this agreement, we pay Mr. Johnson a salary of $10,000 per month. This agreement is terminable by either party without cause upon 30 days’ prior written notice. In connection with this employment agreement, we granted Mr. Johnson a 10-year option to purchase 1,350,000 shares of our common stock at a price of $0.59 per share (the market price on the date of grant). One-fourth of the option shares, i.e., 337,500 shares, vested as of the date of the employment agreement, and the balance would vest every six months thereafter until fully vested, provided that he is still employed by us at the time. Additionally, in connection with this employment agreement, Mr. Johnson assigned certain intellectual property rights to the Company, including rights under U.S. Patent Application 61/424,249 filed on December 17, 2010. The employment agreement contains standard confidentiality provisions, as well as standard non-competition and non-solicitation provisions which survive for two years following termination of employment.

On January 31, 2011, we entered into a Binding Letter of Intent for European Distribution (the “BLOI”) with Newton Investments BV, a Dutch corporation based in Leeuwarden, Netherlands (“Newton”). Pursuant to the BLOI, we and Newton agreed to enter into a definitive agreement within 60 days (since extended to 90 days), pursuant to which Newton will, for a period of 10 years, be the exclusive manufacturer and distributor of the Company’s proprietary emissions-free electrical power generation systems (the “Systems”) in the 27 countries which are currently members of the European Union, subject to Newton achieving minimum sales of at least 100 Systems per year and investing at least $750,000 in establishing its manufacturing facility and distribution network. Pursuant to the BLOI, we will receive as a royalty an amount equal to 20% of the gross sale price of each System sold by Newton. We have authorized Newton to manufacture our Systems under a strict licensing agreement with a Dutch/German foundry and machine shop capable of producing hundreds of units per year. Of the 27 European Union nations, we are initially focusing on the Netherlands, Belgium, Germany and Scandinavian countries. Newton also agreed to purchase an initial System from us for a discounted price of $90,000. In connection with the BLOI, an affiliate of Newton invested $250,000 in PowerVerde by privately purchasing 333,333 restricted shares of our common stock at a price of $.75 per share. In connection with this purchase, we issued to the investor a three-year warrant to buy an additional 333,333 shares at a price of $.75 per share.

On February 1, 2011, we entered into a Contracted Consulting Services Agreement with PowerVerde Consulting Services, Inc., which is wholly-owned by Mr. Barker, whereby his company received a $5,000 relocation fee, and receives $6,000 per month for his services beginning February 15, 2011, subject to termination at any time by either party upon written notice to the other.

On April 7, 2011, in order to enhance the Company’s ability to raise capital and limit dilution of its stockholders, we entered into an agreement with our co-founder and President and Chief Executive Officer, George Konrad, pursuant to which Mr. Konrad agreed to surrender to our treasury 4,500,000 shares of our common stock owned by him since inception in exchange for our (i) entering into an employment agreement with him; and (ii) agreeing to pay to Mr. Konrad’s company, ARD, $200,000, representing the cost of certain equipment owned by ARD which is principally used by us.

Consequently, on April 7, 2011, we entered into a two-year employment agreement with Mr. Konrad, pursuant to which Mr. Konrad serves as our President. Pursuant to this employment agreement, we pay Mr. Konrad a salary of $10,000 per month. The employment agreement contains standard confidentiality provisions, as well as standard non-competition and non-solicitation provisions which survive for two years following termination of employment.