Form 10-Q
period 2011-03-31
POWERVERDE, INC.
filed 2011-05-23
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 23, 2011 the issuer had 24,876,398 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Balance Sheets

March 31, 2011 and December 31, 2010

(Unaudited)

	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$438,784	$15,646
Accounts receivable	10,438	5,350
Inventory	140,105	—

Total Current Assets	589,327	20,996

Property and Equipment
Property and equipment, net of accumulated depreciation of $14,782 and $13,103, respectively	21,547	12,034

Total Assets	$610,874	$33,030

Liabilities and Stockholders’ Equity (Deficiency)
Current Liabilities
Accounts payable and accrued expenses	$64,791	$153,891
Deposit on Unit – build to suit	30,000	—

Total Current Liabilities	94,791	153,891

Commitments and Contingencies
Stockholders’ Equity (Deficiency)
Preferred stock:
50,000,000 preferred shares authorized, par value $0.0001 per share, no shares issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock:
100,000,000 common shares authorized, par value $0.0001 per share, 29,376,398 common shares issued and outstanding at March 31, 2011, and 28,043,065 common shares issued and outstanding at December 31, 2010	2,937	2,804
Additional paid-in capital	3,210,946	2,179,625
Deficit accumulated in the development stage	(2,697,800)	(2,303,290)

Total Stockholders’ Equity (Deficiency)	516,083	(120,861)

Total Liabilities and Stockholders’ Equity (Deficiency)	$610,874	$33,030

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2011 and 2010, and the

period from March 9, 2007 (Date of Inception) to March 31, 2011

(Unaudited)

	Three months ended March 31,		Cumulative from inception through March 31, 2011
	2011	2010

Licensing and Royalty Revenue	$10,438	$13,047	$101,803

Operating Expenses
Research and development	200,086	45,042	1,213,150
General and administrative	228,519	63,313	1,368,455

Total Operating Expenses	428,605	108,355	2,581,605

Loss from Operations	(418,167)	(95,308)	(2,479,802)

Other Income (Expenses)
Interest income	—	—	2,401
Interest expense	—	—	(333,475)
Other	23,657	—	16,011

Total Other Income (Expense)	23,657	—	(315,063)

Loss before Income Taxes	(394,510)	(95,308)	(2,794,865)
Provision for Income Taxes	—	—	—

Net Loss	$(394,510)	$(95,308)	$(2,794,865)

Net Loss per Share - Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding - Basic and Diluted	28,644,526	27,620,472

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)

For the three months ended March 31, 2011

(Unaudited)

	Common Shares	Common Stock	Additional Paid in Capital	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity (Deficiency)

Balances, December 31, 2010	28,043,065	$2,804	$2,179,625	$(2,303,290)	$(120,861)

Sale of common stock at $.75 per share, net of stock issuance costs of $100,000	1,333,333	133	899,867	—	900,000

Stock-based Compensation			131,454		131,454

Net loss for the three months ended March 31, 2011	—	—	—	(394,510)	(394,510)

Balances, March 31, 2011	29,376,398	$2,937	$3,210,946	$(2,697,800)	$516,083

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2011 and 2010, and the

period from March 9, 2007 (Date of Inception) to March 31, 2011

(Unaudited)

	2011	2010	Cumulative from inception through March 31, 2011
Cash Flows from Operating Activities
Net loss	$(394,510)	$(95,308)	$(2,697,800)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, amortization, and impairment charges	1,680	1,417	14,783
Amortization of discount	—	—	329,462
Stock-based compensation	131,454	—	187,704

Changes in operating assets and liabilities:
Accounts receivable and other assets	(5,088)	(5,421)	(10,438)
Stock subscription receivable		(60,000)	—
Inventory	(140,105)		(140,105)
Deposit on build to suit unit	30,000		30,000
Accounts payable and accrued liabilities	(89,100)	63,186	(165,750)

Cash Used in Operating Activities	(465,669)	(96,126)	(2,452,144)

Cash Flows From Investing Activities
Purchase of fixed assets	(11,193)	—	(36,329)
Cash acquired in business acquisition	—	—	872

Cash Used in Investing Activities	(11,193)	—	(35,457)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	1,000,000	85,000	3,030,000
Proceeds from notes payable	—	—	300,000
Payment of line of credit	—	—	(50,000)
Payment of note payable	—	—	(90,217)
Payment of stock issuance costs	(100,000)	(8,500)	(263,398)

Cash Provided by Financing Activities	900,000	76,500	2,926,385

Net Increase (Decrease) in Cash	423,138	(19,626)	438,784

Cash, at Beginning of Period	15,646	20,457	—

Cash, at End of Period	$438,784	$831	$438,784

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$—	$—	$24,221

Cash paid during the period for income taxes	$—	$—	$—

Supplemental Schedule of Non-Cash Financing Activities
Common stock issued for convertible debt	$—	$—	$189,261

Common stock issued for services	$—	$—	$56,250

Warrants issued in connection with debt	$—	$—	$299,984

Common stock issued in connection with debt forgiveness and services rendered	$—	$—	$250,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2011

Note 1 – Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the annual report of PowerVerde, Inc. (“PowerVerde,” “we,” “us,” “our” or the “Company”) as of and for the year ended December 31, 2010. The results of operations for the three months ended March 31, 2011, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements include the accounts of PowerVerde, Inc., formerly known as Vyrex Corporation, and PowerVerde Systems, Inc., formerly known as PowerVerde, Inc., its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

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

Note 3 – Summary of Significant Accounting Policies

Inventories

Inventories, which consist of raw materials, work in progress, and finished goods are stated at the lower of cost or market value, cost being determined using the first-in, first-out method. The Company records reserves for inventory shrinkage and obsolescence, when considered necessary. As of March 31, 2011 and December 31, 2010 inventories were $140,105 and $0 of work in progress, respectively. No reserve was required at March 31, 2011.

Revenue Recognition

Sales revenues and associated cost of sales are recognized when title of the goods sold pass to the buyer, when shipped, and when accounts receivable are determined to be reasonably collectable.

Licensing and royalty revenue from royalty agreements is recognized in accordance with the terms of the specific agreement.

Stock-based Compensation

The Company accounts for share-based compensation in accordance with ASC Topic 718 “Share-Based Payments.” The Company has used the Black-Scholes option pricing model to estimate the fair value of stock options on the date of grant.

Note 4 – Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-13 (an update to ASC 605-25), Revenue Recognition: Multiple-Element Arrangements (“ASU 2009-13”) which is effective for annual periods beginning on or after June 15, 2010; however, early adoption is permitted. In arrangements with multiple deliverables, ASU 2009-13 permits entities to use management’s best estimate of selling price to value individual deliverables when those deliverables have never been sold separately or when third-party evidence is not available. In addition, any discounts provided in multiple-element arrangements will be allocated on the basis of the relative selling price of each deliverable. The implementation of ASU 2009-13 did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued authoritative guidance that requires new disclosures related to fair value measurements and clarifies existing disclosure requirements about the level of disaggregation, inputs and valuation techniques. Specifically, reporting entities now must disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, in the reconciliation for Level 3 fair value measurements, a reporting entity should present separately information about purchases, sales, issuances and settlements. The guidance clarifies that a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities for disclosure of fair value measurement, considering the level of disaggregated information required by other applicable U.S. GAAP guidance and should also provide disclosures about the valuation techniques and inputs used to measure fair value for each class of assets and liabilities. This guidance was effective for the Company on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements, which became effective for the Company on January 1, 2011. The adoption of the applicable sections of this guidance effective on January 1, 2010 and 2011 did not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force (“ASU 2010-17”). ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This statement is effective prospectively for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The implementation of ASU 2010-17 did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB amended its existing guidance for goodwill and other intangible assets. This authoritative guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This authoritative guidance becomes effective for the Company in fiscal 2012. The implementation of this authoritative guidance is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In April 2011, the FASB issued new guidance clarifying when a debt restructuring by a creditor constitutes a troubled debt restructuring, which is effective July 1, 2011 for all restructurings that occurred on or after January 1, 2011. Specifically, the guidance clarifies that a troubled debt restructuring only exists when a creditor makes a concession in interest rates or payment terms to a debtor experiencing financial difficulties. It provides additional guidance on determining what constitutes a concession, and on the use of probability in determining if a debtor could be experiencing financial difficulty prior to defaulting on payments. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Note 5 – Property and Equipment

A summary of property and equipment at March 31, 2011 and December 31, 2010 is as follows:

	March 31, 2011	December 31, 2010	Estimated Useful Lives (in years)

Equipment	$25,426	$22,339	5
Computer equipment (hardware)	6,974	2,798	3-5
Software	3,929	—	3

	36,329	25,137
Less: Accumulated depreciation	14,782	13,103

	$21,547	$12,034

The amounts charged to operations for depreciation for the three months ended March 31, 2011 and 2010 were $1,680 and $1,417, respectively.

Note 6 – Stockholders’ Equity

Warrants

In 2008, the Company issued warrants to purchase 250,000 and 50,000 shares of the Company’s common stock at exercise prices of $1.50 and $2.30 per share, respectively. These warrants are still outstanding as of March 31, 2011. The warrants expire on various dates through November 2011. As of May 23, 2011, none of these warrants was exercised and 25,000 had expired.

During March through December 2010, the Company issued warrants to purchase 439,999 shares of the Company’s common stock at an exercise price of $0.75 per share. These warrants expire on various dates through December 2013. As of May 23, 2011, none of these warrants was exercised or had expired.

During January through March 2011, the Company issued warrants to purchase 1,333,333 shares of the Company’s common stock at an exercise price of $0.75 per share. These warrants expire on various dates through March 2014. As of May 23, 2011, none of these warrants was exercised or had expired.

A summary of warrants issued, exercised and expired during the three months ended March 31, 2011 is as follows:

	Shares	Weighted Average Exercise Price
Balance at December 31, 2010	739,999	1.11
Issued	1,333,333	0.75
Exercised	—	—
Expired	—	—

Balance at March 31, 2011	2,073,332	0.88

Note 6 – Stockholders’ Equity (continued)

Private Placement of Common Stock

During January through March 2011, the Company raised $1,000,000 through the private placement of 1,333,333 shares of its common stock to accredited investors at $.75 per share. Each investor received a three-year warrant to purchase stock at $.75 per share for a number of shares of common stock equal to the number of shares purchased by the investor in this offering. On January 31, 2011, the Company entered into a Binding Letter of Intent for European Distribution (the “BLOI”) with Newton Investments BV, a Dutch corporation based in Leeuwarden, Netherlands (“Newton”), as disclosed in Note 8, below. The $1,000,000, referred to above, included $250,000 purchased by a Newton affiliate in conjunction with the Newton BLOI.

Preferred Shares

The Company has 50,000,000 shares of authorized, $0.0001 par value preferred stock. At March 31, 2011, no shares had been issued.

Note 7 – Stock Options

On January 1, 2011 the Company entered into a Nonqualified Stock Option Agreement with an employee, granting 1,350,000 option shares at an exercise price of $0.59 per option share. The stock options have a term of 10 years and vest as follows: 25% upon execution and 25% at the six-, twelve- and eighteen-month anniversaries from the date of execution.

Stock options issued and outstanding at March 31, 2011 totaled 1,350,000 at a weighted average exercise price of $0.59. There were no stock options outstanding at December 31, 2010.

The fair value of these options was estimated using the Black-Scholes stock option pricing model. The following weighted average assumptions were used in the Black Scholes model: expected price volatility of 87%, risk-free interest rate of 2.02% and expected life of options of 5.75 years. Total stock compensation for the three months ended March 31, 2011 and 2010 was $131,454 and $0, respectively. Remaining stock compensation of $394,362 will be recognized ratably over 18 months from the grant date.

Note 8 – Commitments

On January 31, 2011, the Company entered into a Binding Letter of Intent for European Distribution (the “BLOI”) with Newton Investments BV, a Dutch corporation based in Leeuwarden, Netherlands (“Newton”). Pursuant to the BLOI, the Company and Newton agreed to enter into a definitive agreement within 60 days (since extended to 120 days), pursuant to which Newton will, for a period of 10 years, be the exclusive manufacturer and distributor of the Company’s proprietary emissions-free electrical power generation systems (the “Systems”) in the 27 countries which are currently members of the European Union, subject to Newton achieving minimum sales of at least 100 Systems per year and investing at least $750,000 in establishing its manufacturing facility and distribution network. Pursuant to the BLOI, the Company will receive as a royalty an amount equal to 20% of the gross sale price of each System sold by Newton. The Company has authorized Newton to manufacture our Systems under a strict licensing agreement with a Dutch/German foundry and machine shop. Of the 27 European Union nations, the Company is initially focusing on the Netherlands, Belgium, Germany and Scandinavian countries. Newton also agreed to purchase an initial System from us for a discounted price of $90,000. In connection with the BLOI, an affiliate of Newton invested $250,000 in PowerVerde by privately purchasing 333,333 restricted shares of our common stock at a price of $.75 per share. In connection with this purchase, the Company issued to the investor a three-year warrant to buy an additional 333,333 shares at a price of $.75 per share. In February 2011, the Company received $30,000 from Newton as a deposit on the $90,000 purchase price for the initial System.

Note 9 – Subsequent Events

On April 7, 2011, in order to enhance the Company’s ability to raise capital and limit dilution of its stockholders, it entered into an agreement with its co-founder and President and Chief Executive Officer, George Konrad, pursuant to which Mr. Konrad agreed to surrender to the treasury 4,500,000 shares of common stock owned by him since inception in exchange for the Company (i) entering into an employment agreement with him; and (ii) agreeing to pay to Mr. Konrad’s company, Arizona Research and Development (“ARD”), $200,000, representing the cost of certain equipment owned by ARD which is principally used by the Company.

Consequently, on April 7, 2011, the Company entered into a two-year employment agreement with Mr. Konrad, pursuant to which Mr. Konrad serves as President. Pursuant to this employment agreement, the Company pays Mr. Konrad a salary of $10,000 per month. The employment agreement contains standard confidentiality provisions, as well as standard non-competition and non-solicitation provisions which survive for two years following termination of employment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Readers are cautioned that the statements in this Report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are based on the beliefs of our management, as well as on assumptions made by and information currently available to us as of the date of this Report. When used in this Report, the words “plan,” “will,” “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project” and similar expressions are intended to identify such forward-looking statements. Although we believe these statements are reasonable, actual actions, operations and results could differ materially from those indicated by such forward-looking statements as a result of the risk factors included in our 2010 Annual Report, or other factors. We must caution, however, that this list of factors may not be exhaustive and that these or other factors, many of which are outside of our control, could have a material adverse effect on us and our ability to achieve our objectives. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Critical Accounting Policies

The condensed consolidated financial statements of PowerVerde, Inc. are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires our management to make estimates and assumptions about future events that effect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. We believe the following critical accounting policies affect its more significant judgments and estimates used in the preparation of financial statements.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2007, 2008, 2009 and 2010, the tax years which remain subject to examination by major tax jurisdictions as of March 31 2011.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Inventories

Inventories, which consist of raw materials, work in progress, and finished goods are stated at the lower of cost or market value, cost being determined using the first-in, first-out method. We record reserves for inventory shrinkage and obsolescence, when considered necessary.

Revenue Recognition

Sales revenues and associated cost of sales are recognized when title of the goods sold pass to the buyer, when shipped, and when accounts receivable are determined to be reasonably collectable.

Licensing and royalty revenue from royalty agreements is recognized in accordance with the terms of the specific agreement.

Stock-based Compensation

We account for share-based compensation in accordance with ASC Topic 718 “Share-Based Payments.” We have used the Black-Scholes option pricing model to estimate the fair value of stock options on the date of grant.

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

Since the Merger, we have focused on the development and testing of our electric power systems, in particular, their applicability to thermal and natural gas pipeline operations. Our business is subject to significant risks, including the risks inherent in our research and development efforts, uncertainties associated with obtaining and enforcing patents and intense competition.

Except as specifically noted to the contrary, the following discussion relates only to PowerVerde since, as a result of the Merger, the only historical financial statements presented for the Company in periods following the Merger are those of the operating entity, PowerVerde.

Results of Operations

Three Months Ended March 31, 2011 as Compared to Three Months Ended March 31, 2010

Since inception, we have focused on the development and testing of our clean energy electric power generation systems. We had no material revenues in the first quarter of 2011 or 2010 – just $10,438 and $13,047 in Biotech IP licensing fees in 2011 and 2010, respectively — while we had substantial expenses due to our research and development activities in the first quarter of 2010 and production of our initial System for sale to Newtown and a prototype in the first quarter 2011. We also had substantial administrative expenses during both periods, including those associated with our status as a public company. During the first quarter of 2011, administrative expenses included stock compensation expense of $131,454 associated with a stock option issuance. Our net loss in the first quarter of 2011 and 2010 was $394,510 and $95,308, respectively. Substantial net losses will continue until we are able to successfully commercialize and market our products, as to which there can be no assurance.

Liquidity and Capital Resources

We have financed our operations since inception through the sale of debt and equity securities. As of March 31, 2011, we had working capital of $494,536 compared to a working capital deficit of $132,895 at December 31, 2010.

During January through March 2011, we raised gross proceeds of $1,000,000 through the private placement of 1,333,333 shares of our common stock to accredited investors at $.75 per share. Each investor received a three-year warrant to purchase stock at $.75 per share for a number of shares of common stock equal to the number of shares purchased by the investor in this offering. The $1,000,000 included $250,000 purchased by a Newton affiliate in conjunction with the Newton BLOI, as referred to in Note 4, above. We paid a 10% commission on the gross proceeds of this offering to our placement agent, Martinez-Ayme Securities.

In February 2011, we received $30,000 from Newton as a deposit on the $90,000 purchase price for the initial System. See Note 8 of “Notes to Unaudited Condensed Consolidated Financial Statements.”

We believe that our current level of working capital will be sufficient to sustain our current operations through at least approximately the next six months. However, we continue to seek more funding from private equity investors, as well as governmental sources, as we will need to raise substantial additional capital in order to finance our plan of operations. There can be no assurance that we will be able to raise the necessary funds. If we do not raise the necessary funds, we will be forced to cease operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in internal control over financial reporting during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the 2010 Annual Report. Please refer to that section for disclosure regarding the risks and uncertainties related to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During January through March 2011, we raised $1,000,000 through the private placement of 1,333,333 shares of our common stock to accredited investors at $.75 per share. Each investor received a three-year warrant to purchase stock at $.75 per share for a number of shares of common stock equal to the number of shares purchased by the investor in this offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

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

Date: May 23, 2011

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