Form 10-Q
period 2011-06-30
POWERVERDE, INC.
filed 2011-08-22
CIK 933972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2011

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
☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 22, 2011 the issuer had 25,624,565 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

PowerVerde, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheets
June 30, 2011 and December 31, 2010
(Unaudited)

	2011	2010

Assets
Current Assets:
Cash and cash equivalents	$496,280	$15,646
Accounts receivable	113,332	5,350
Prepaid insurance	18,271	—
Inventory	130,000	—
Total Current Assets	757,883	20,996

Property and Equipment
Property and equipment, net of accumulated depreciation of $16,846 and $13,103, respectively	19,483	12,034

Total Assets	$777,366	$33,030

Liabilities and Stockholders’ Equity (Deficiency)
Current Liabilities
Accounts payable and accrued expenses	$163,737	$153,891
Deferred revenue	130,000	—
Total Current Liabilities	293,737	153,891

Long-Term Liabilities
Payable to related party	173,915	—
Total Long-Term Liabilities	173,915	—

Total Liabilities	467,652	153,891

Stockholders’ Equity (Deficiency)
Preferred stock: 50,000,000 preferred shares authorized, par value $0.0001 per share, no shares issued and outstanding at June 30, 2011 and December 31, 2010	—	—

Common stock: 100,000,000 common shares authorized, par value $0.0001 per share, 30,043,065 common shares issued and 25,543,065 shares outstanding at June 30, 2011 and 28,043,065 common shares issued and outstanding at December 31, 2010	3,004	2,804
Additional paid-in capital	4,426,029	2,179,625
Treasury stock, 4,500,000 shares at cost	(170,758)	—
Deficit accumulated in the development stage	(3,948,561)	(2,303,290)
Total Stockholders’ Equity (Deficiency)	309,714	(120,861)

Total Liabilities and Stockholders’ Equity (Deficiency)	$777,366	$33,030

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations
For the three and six months ended June 30, 2011 and 2010, and the period from March 9, 2007 (Date of Inception) to June 30, 2011
(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Cumulative from inception through
	2011	2010	2011	2010	June 30, 2011
Revenue, Net	$20,553	$5,640	$30,991	$18,687	$122,356

Cost of Goods Sold	6,925	—	6,925	—	6,925

Gross Profit	13,628	5,640	24,066	18,687	115,431

Operating Expenses
Research and development	358,729	29,609	558,815	74,651	1,571,879
General and administrative	902,503	52,242	1,131,022	115,555	2,173,893
Total Operating Expenses	1,261,232	81,851	1,689,837	190,206	3,745,772

Loss from Operations	(1,247,604)	(76,211)	(1,665,771)	(171,519)	(3,630,341)
Other Income (Expenses)
Interest income	—	—	—	—	2,401
Interest expense	(3,157)	—	(3,157)	—	(336,632)
Other income (expense)	—	—	23,657	—	16,011
Total Other Income (Expense)	(3,157)	—	20,500	—	(318,220)

Loss before Income Taxes	(1,250,761)	(76,211)	(1,645,271)	(171,519)	(3,948,561)
Provision for Income Taxes	—	—	—	—	—

Net Loss	$(1,250,761)	$(76,211)	$(1,645,271)	$(171,519)	$(3,948,561)

Net Loss per Share – Basic and Diluted	$(0.05)	$(0.01)	$(0.06)	$(0.01)

Weighted Average Common Shares Outstanding – Basic and Diluted	25,415,167	27,795,226	27,074,012	27,724,694

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)
For the six months ended June 30, 2011
(Unaudited)

	Common Shares	Common Stock	Additional Paid in Capital	Treasury Stock	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity (Deficiency)

Balances, December 31, 2010	28,043,065	$2,804	$2,179,625	$—	$(2,303,290)	$(120,861)

Sale of common stock at $0.75 per share, net of stock issuance costs of $150,000	2,000,000	200	1,349,800	—	—	1,350,000
Stock-based compensation	—	—	284,454	—	—	284,454
Warrants issued for services	—	—	612,150	—	—	612,150

Treasury stock	(4,500,000)	—	—	(170,758)	—	(170,758)

Net loss for the six months ended June 30, 2011	—	—	—	—	(1,645,271)	(1,645,271)

Balances, June 30, 2011	25,543,065	$3,004	$4,426,029	$(170,758)	$(3,948,561)	$309,714

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2011 and 2010, and the
period from March 9, 2007 (Date of Inception) to June 30, 2011
(Unaudited)

	2011	2010	Cumulative from inception through June 30, 2011

Cash Flows from Operating Activities
Net loss	$(1,645,271)	$(171,519)	$(3,948,561)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, amortization, and impairment charges	3,743	2,834	16,846
Amortization of discount	3,157	—	332,619
Stock based compensation	284,454	—	340,704
Warrants issued for services	612,150	—	612,150

Changes in operating assets and liabilities:
Accounts receivable and other assets	(126,253)	1,986	(131,603)
Stock subscription receivable	—	(25,000)	—
Inventory	(130,000)	—	(130,000)
Deferred revenue	130,000	—	130,000
Accounts payable and accrued liabilities	9,846	22,970	(66,804)

Cash Used in Operating Activities	(858,174)	(168,729)	(2,844,649)

Cash Flows From Investing Activities
Purchase of fixed assets	(11,192)	—	(36,328)
Cash acquired in business acquisition	—	—	872

Cash Used in Investing Activities	(11,192)	—	(35,456)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	1,500,000	215,000	3,530,000
Proceeds from notes payable	—	—	300,000
Payment of line of credit	—	—	(50,000)
Payment of note payable	—	—	(90,217)
Payment of stock issuance costs	(150,000)	(21,500)	(313,398)

Cash Provided by Financing Activities	1,350,000	193,500	3,376,385

Net Increase in Cash and Cash Equivalents	480,634	24,771	496,280

Cash and Cash Equivalents, at Beginning of Period	15,646	20,457	$—

Cash and Cash Equivalents, at End of Period	$496,280	$45,228	$496,280

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$—	$—	$24,221
Cash paid during the period for income taxes	$—	$—	$—

Supplemental Schedule of Non-Cash Investing and Financing Transactions
Common stock issued for convertible debt	$—	$—	$189,261
Common stock issued for services	$—	$—	$56,250
Purchase of treasury stock with long-term related party payable	$170,758	$—	$170,758
Warrants issued in connection with debt	$—	$—	$299,984
Common stock issued in connection with debt forgiveness and services rendered	$—	$—	$250,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2011

Note 1 – Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the annual report of PowerVerde, Inc. (“PowerVerde,” “we,” “us,” “our” or the “Company”) as of and for the year ended December 31, 2010. The results of operations for the six months ended June 30, 2011, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements include the accounts of PowerVerde, Inc., formerly known as Vyrex Corporation (the “Company”), and PowerVerde Systems, Inc., formerly known as PowerVerde, Inc., its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

Note 2 – Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has had recurring operating losses and negative cash flows from operations. Those factors, as well as uncertainty in securing additional funds for continued operations, create an uncertainty about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – Summary of Significant Accounting Policies

Inventories

Inventories, which consist of finished goods are stated at the lower of cost or market value, cost being determined using the first-in, first-out method. The Company records reserves for inventory shrinkage and obsolescence, when considered necessary. At June 30, 2011 the Company wrote down inventory to net realizable value.

Accounts Receivable

Accounts receivable consist of balances due from sales. The Company monitors accounts receivable and provides allowances when considered necessary. At June 30, 2011, accounts receivable were considered to be fully collectible. Accordingly, no allowance for doubtful accounts was provided.

Revenue Recognition

Sales revenues and associated cost of sales are recognized when title of the goods sold pass to the buyer, when shipped, and when accounts receivable are determined to be reasonably collectable. Certain sales agreements also require installation and training by PowerVerde once goods are received and accepted by the customer. The Company does not consider these agreements multiple elements arrangements as defined by ASC 605-25 Revenue Recognition, as the Company does not offer installation or training as services separate from the sale of its products at this time. Therefore a “best estimate of selling price” or individual pricing in accordance with ASC 605-25 is undeterminable. The Company defers all revenues and costs of sales until the agreement is 100% complete.

Licensing and royalty revenue from royalty agreements is recognized in accordance with the terms of the specific agreement.

Stock-based Compensation

The Company accounts for share-based compensation in accordance with ASC Topic 718 Share-Based Payments. The Company has used the Black-Scholes option pricing model to estimate the fair value of stock options on the date of grant.

Note 3 – Summary of Significant Accounting Policies (continued)

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”). Based on the provisions of ASC 815-40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

Accounting for Uncertainty in Income Taxes

The Company applies the accounting standard regarding “Accounting for Uncertain Tax Positions” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2007, 2008, 2009 and 2010, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2011.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the consolidated financial statements as selling, general and administrative expense.

Note 4 – Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) amended its existing guidance for goodwill and other intangible assets. This authoritative guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This authoritative guidance becomes effective for the Company in fiscal 2012. The implementation of this authoritative guidance is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

In May 2011, the FASB issued Accounting Standard Update (“ASU”) 2011-04, which generally aligns the principles for fair value measurements contained in Accounting Standard Codification (“ASC”) 820, and the related disclosures under U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments to ASC 820 generally relate to changes to a principle or requirement for measuring fair value, clarifications of the FASB’s intent regarding the application of existing requirements and additional disclosure requirements. This ASU is effective in interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company is presently evaluating the impact, if any, of this ASU on its consolidated financial statements.

Note 4 – Recent Accounting Pronouncements (continued)

In June 2011, the FASB issued ASU 2011-05 amending ASC Topic 220 related to comprehensive income. The amendment to ASC 220 requires companies to present items of net income, items of other comprehensive income (“OCI”) and total comprehensive income in one continuous statement or two separate but consecutive statements. Companies will no longer be allowed to present OCI in the statement of stockholders’ equity. The reclassification adjustments between OCI and net income will be presented separately on the face of the financial statements. This ASU is effective in interim and annual periods beginning after December 15, 2011. Early adoption is permitted. The Company is presently evaluating the impact, if any, of this ASU on its consolidated financial statements.

Note 5 – Property and Equipment

A summary of property and equipment at June 30, 2011 and December 31, 2010 is as follows:

	June 30, 2011	December 31, 2010	Estimated Useful Lives (in years)

Equipment	$25,426	$22,339	5
Computer equipment (hardware)	6,974	2,798	3-5
Software	3,929	—	3
	36,329	25,137
Less: Accumulated depreciation	(16,846)	(13,103)
	$19,483	$12,034

The amounts charged to operations for depreciation for the six months ended June 30, 2011 and 2010 were $3,743 and $2,834, respectively.

Note 6 – Stockholders’ Equity

Warrants

In 2008, the Company issued warrants to purchase 250,000 and 50,000 unregistered shares of the Company’s common stock at exercise prices of $1.50 and $2.30 per share, respectively. Of these warrants 167,500 and 50,000 were still outstanding as of June 30, 2011. The warrants expire on various dates through November 2011. At June 30, 2011 82,500 of these warrants had expired. No warrants were exercised as of June 30, 2011.

During March through December 2010, the Company issued warrants to purchase 439,999 unregistered shares of the Company’s common stock at an exercise price of $0.75 per share in association with stock subscription agreements. These warrants expire on various dates through December 2013. As of August 22, 2011, none of these warrants were exercised or had expired.

During January through June 2011, the Company issued warrants to purchase 2,000,000 unregistered shares of the Company’s common stock at an exercise price of $0.75 per share in association with stock subscription agreements. These warrants expire on various dates through June 2014. As of August 22, 2011, none of these warrants were exercised or had expired.

The Company also issued warrants on June 3, 2011 to various persons, including affiliates of the Company, for services provided to the Company. These warrants covered the purchase of 1,855,000 unregistered shares of the Company’s stock at an exercise price of $1.05 per share with a five-year term. These share based payments have been accounted for in accordance with ASC 815-40 using Black Scholes warrant pricing model to determine the fair value of each warrant.

Expenses related to warrants issued for services for the six months ended June 30, 2011 and 2010 were $612,150 and $0, respectively.

Note 6 – Stockholders’ Equity (continued)

A summary of warrants issued, exercised and expired during the six months ended June 30, 2011 is as follows:

	Shares	Weighted Average Exercise Price

Balance at December 31, 2010	739,999	1.11
Issued	3,855,000	.89
Exercised	—	—
Expired	(82,500)	1.50
Balance at June 30, 2011	4,512,499	0.92

The weighted average grant date fair value of warrants issued during the six month period June 30, 2011 amounted to $1.02 per warrant. The fair value of each warrant granted as compensation for services was determined using the Black-Scholes warrant pricing model and the following assumptions:

June 30, 2011
Risk free interest rate	1.59%
Expected life	5.0 years
Annualized volatility	131%
Expected dividends	—

The warrant shares referred to above are unregistered shares of the Company’s stock and are restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

Private Placement of Common Stock

During January 2011 through June 2011, the Company raised $1,500,000 through the private placement of 2,000,000 shares of its common stock to accredited investors at $0.75 per share. Each investor received a three-year warrant to purchase unregistered stock at $0.75 per share for a number of shares of common stock equal to the number of shares purchased by the investor in this offering. On January 31, 2011, the Company entered into a Binding Letter of Intent for European Distribution (the “BLOI”) with Newton Investments BV, a Dutch corporation based in Leeuwarden, Netherlands (“Newton”), as disclosed in Note 8, below. The $1,500,000 referred to above included a $250,000 investment purchased by a Newton affiliate in conjunction with the Newton BLOI.

Treasury Shares

On April 7, 2011, 4,500,000 shares of the Company’s stock were surrendered to Treasury in exchange for a $200,000 note payable in April 2013. See Note 8 - Commitments.

Preferred Shares

The Company has 50,000,000 shares of authorized, $0.0001 par value preferred stock. At June 30, 2011, no shares had been issued.

Note 7 – Stock Options

On January 1, 2011, the Company entered into a nonqualified stock option agreement with an employee, granting the employee a 10-year option to purchase 1,350,000 shares of the Company’s common stock at a price of $0.59 per share, of which one-fourth of the option shares, i.e., 337,500 shares, vested as of the date of the nonqualified stock option agreement, and the balance vests in equal installments every six months thereafter until fully vested, provided that the employee is still employed by the Company at the time.

Note 7 – Stock Options (continued)

On June 15, 2011 the Company entered into nonqualified stock option agreements with three employees, granting the employees 10-year options to purchase a total of 600,000 shares of the Company’s common stock consisting of 300,000 shares of the Company’s common stock at a price of $1.23 per share and 300,000 shares of the Company’s common stock at a price of $2.00 per share. In each case, one-fourth of the option shares vested as of the date of each employee’s respective nonqualified stock option agreement, and the balance vests in equal installments every six months thereafter until fully vested, provided that the relevant employee is still employed by the Company at the time. See “Note 8 Commitments.”

The fair value of each stock option granted was determined using the Black-Scholes stock option pricing model and the following weighted average assumptions:

June 30, 2011
Risk free interest rate	1.54%
Expected life	5.75 years
Annualized volatility	131%
Expected dividends	—

Stock option activity for the six months ended June 30, 2011, is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2010	—	$—
Granted	1,950,000	$0.91
Expired or forfeited	—	—
Options outstanding at June 30, 2011	1,950,000	$0.91	10.00
Options exercisable at June 30, 2011	412,500	$0.85	10.00
Options vested or expected to vest at June 30, 2011	487,500	$0.91	10.00

Total stock compensation for the six months ended June 30, 2011 and 2010 was $284,454 and $0, respectively. Remaining stock compensation of $853,362 will be recognized ratably over 18 months from the grant date.

Note 8 – Commitments

On January 31, 2011, the Company entered into a BLOI with Newton Investments BV, a Dutch corporation based in Leeuwarden, Netherlands (“Newton”). Pursuant to the BLOI, the Company and Newton agreed to enter into a definitive agreement within 60 days (since extended to 210 days), pursuant to which Newton will, for a period of 10 years, be the exclusive manufacturer and distributor of the Company’s proprietary emissions-free electrical power generation systems (the “Systems”) in the 27 countries which are currently members of the European Union, subject to Newton achieving minimum sales of at least 100 Systems per year and investing at least $750,000 in establishing its manufacturing facility and distribution network. Pursuant to the BLOI, the Company will receive as a royalty an amount equal to 20% of the gross sale price of each System sold by Newton. The Company has authorized Newton to manufacture our Systems under a strict licensing agreement with a Dutch/German foundry and machine shop. Of the 27 European Union nations, the Company is initially focusing on the Netherlands, Belgium, Germany and Scandinavian countries. Newton also agreed to purchase an initial System from the Company for a discounted price. In connection with the BLOI, an affiliate of Newton invested $250,000 in PowerVerde by privately purchasing 333,333 restricted shares of common stock at a price of $0.75 per share. In connection with this purchase, the Company issued to the investor a three-year warrant to buy an additional 333,333 unregistered shares at a price of $0.75 per share. In February 2011, the Company received $30,000 from Newton as a deposit on the $130,000 purchase price for the initial System, which was delivered in the third quarter of 2011.

Note 8 – Commitments (Continued)

On April 7, 2011, in order to enhance the Company’s ability to raise capital and limit dilution of its stockholders, the Company entered into an agreement with its co-founder, President and then-Chief Executive Officer, George Konrad, pursuant to which Mr. Konrad agreed to surrender to the treasury 4,500,000 shares of common stock owned by him since inception in exchange for the Company agreeing to pay to Mr. Konrad’s company, Arizona Research and Development (“ARD”), a related party, $200,000 to be paid no later than April of 2013. A discount of approximately $30,000 was recognized on the long-term payable as imputed interest of 8%. Interest accrued for the quarter approximated $3,200. On August 19, 2011, this agreement was amended and restated. See Note 9 - Subsequent Events.

In addition, on April 7, 2011, the Company entered into a two-year employment agreement with Mr. Konrad, pursuant to which Mr. Konrad serves as President. Pursuant to this employment agreement, the Company pays to Mr. Konrad’s company, ARD, $10,000 per month. The employment agreement contains standard confidentiality provisions, as well as standard non-competition and non-solicitation provisions which survive for two years following termination of employment.

On June 3, 2011, the Company granted to Mr. Richard Davis a three-year warrant to purchase 600,000 unregistered shares of the Company’s common stock at an exercise price of $1.05 per share, in consideration for his service as a Director and for his substantial consulting services since inception, incorporated in the warrant section of Note 6 Stockholder’ s Equity. Since 2008, Richard H. Davis has served, and continues to serve, as a Director of the Company. The Company’s Board of Directors will determine an appropriate compensation package for Mr. Davis in consideration of his serving as the Company’s Chief Executive Officer. See Note 9 - Subsequent Events.

Effective June 15, 2011, the Company entered into an employment agreement with Mark P. Prinz, pursuant to which Mr. Prinz serves as a Project Engineer of the Company. Pursuant to this agreement, the Company pays Mr. Prinz a salary of $11,250 per month, and paid him a one-time signing bonus of $5,000. This agreement is terminable by either party without cause upon 30 days’ prior written notice. In connection with this employment agreement, the Company granted Mr. Prinz (i) a 10-year option to purchase 100,000 shares of the Company’s common stock at a price of $1.23 per share; and (ii) a 10-year option to purchase 100,000 shares of the Company’s common stock at a price of $2.00 per share. In each case, one-fourth of the option shares, i.e., 25,000 shares, vested as of the date of the employment agreement, and the balance vests in equal installments every six months thereafter until fully vested, provided that Mr. Prinz is still employed by the Company at the time and subject to the Company achieving certain operational targets. Additionally, in connection with this employment agreement, Mr. Prinz assigned certain intellectual property rights to the Company. The employment agreement contains standard confidentiality provisions, as well as standard non-competition and non-solicitation provisions which survive for two years following termination of employment.

Effective June 15, 2011, the Company entered into an employment agreement with Patrick Orr, pursuant to which Mr. Orr serves as a Project Engineer of the Company. Pursuant to this agreement, the Company pays Mr. Orr a salary of $11,250 per month, and paid him a one-time signing bonus of $5,000. This agreement is terminable by either party without cause upon 30 days’ prior written notice. In connection with this employment agreement, the Company granted Mr. Orr (i) a 10-year option to purchase 100,000 shares of the Company’s common stock at a price of $1.23 per share; and (ii) a 10-year option to purchase 100,000 shares of the Company’s common stock at a price of $2.00 per share. In each case, one-fourth of the option shares, i.e., 25,000 shares, vested as of the date of the employment agreement, and the balance vests in equal installments every six months thereafter until fully vested, provided that Mr. Orr is still employed by the Company at the time and subject to the Company achieving certain operational targets. Additionally, in connection with this employment agreement, Mr. Orr assigned certain intellectual property rights to the Company. The employment agreement contains standard confidentiality provisions, as well as standard non-competition and non-solicitation provisions which survive for two years following termination of employment.

Effective June 15, 2011, the Company amended and restated the Company’s employment agreement with Keith Johnson, dated as of January 1, 2011 (the “Original Employment Agreement”). Pursuant to this amended and restated employment agreement (the “Amended Employment Agreement”), the Company continues to provide Mr. Johnson the compensation and benefits provided in the Original Employment Agreement, except that the Company (i) increased Mr. Johnson’s salary from $10,000 to $12,500 per month; and (ii) granted Mr. Johnson (A) a 10-year option to purchase 100,000 shares of the Company’s common stock at a price of $1.23 per share; and (B) a 10-year option to purchase 100,000 shares of the Company’s common stock at a price of $2.00 per share. In each case, one-fourth of the option shares, i.e., 25,000 shares, vested as of the date of the employment agreement, and the balance vests in equal installments every six months thereafter until fully vested, provided that Mr. Johnson is still employed by the Company at the time and subject to the Company achieving certain operational targets. As with the Original Employment Agreement, under the Amended Employment Agreement, Mr. Johnson assigned certain intellectual property rights to the Company, and the Amended Employment Agreement contains standard confidentiality provisions, as well as standard non-competition and non-solicitation provisions which survive for two years following termination of employment.

Note 9 – Subsequent Events

On August 19, 2011, the Company’s Board of Directors (i) accepted the resignation of George Konrad as the Company’s Chief Executive Officer and Chief Financial Officer, although Mr. Konrad remains as the Company’s President; and (ii) elected Richard H. Davis and John L. Hofmann as the Company’s Chief Executive Officer and Chief Financial Officer, respectively, to fill the vacancies created by such resignations.

On August 19, 2011, the Company amended its agreement with George Konrad dated as of April 7, 2011, relating to Mr. Konrad’s surrender to the Company’s treasury of 4,500,000 shares of common stock (the “Original Agreement”). Pursuant to such amendment, the Company extended the timing of payments to be made to Mr. Konrad’s company, Arizona Research and Development (“ARD”), under the Original Agreement to on or before April 7, 2013, except that such payment shall be fully made within 30 days following the earlier of (i) a closing of a financing transaction by the Company which involves gross proceeds equal to or greater than $2 million; (ii) a closing of a Sale Transaction (as defined below); or (iii) a determination by the Company’s Board of Directors, in its sole and absolute discretion, that the Company has sufficient cash available for operations and appropriate reserves after making such payment to ARD. The term “Sale Transaction” as used herein means (i) a sale of all or substantially all of the assets of the Company; or (ii) any merger or consolidation of the Company with or into another entity or any other transaction or series of transactions, the result of which is that the holders of the Company’s voting stock immediately prior to such transaction or series of transactions continue to hold less than 50% of such stock following such transaction or series of transactions.

The Company’s initial System was delivered to Newton in July 2011, pursuant to the terms of the BLOI, as described above, and the balance of the purchase price was received upon delivery in July 2011. The full $130,000 sale was recorded as revenue in the third quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Revenue Recognition

Sales revenues and associated cost of sales are recognized when title of the goods sold pass to the buyer, when shipped, and when accounts receivable are determined to be reasonably collectable. Certain sales agreements also require installation and training by PowerVerde once goods are received and accepted by the customer. The Company does not consider these agreements multiple elements arrangements as defined by ASC 605-25 Revenue Recognition, as the Company does not offer installation or training as services separate from the sale of its products, at this time, and therefore a “best estimate of selling price” or individual pricing in accordance with ASC 605-25 is undeterminable. The Company defers all revenues and costs of sales until the agreement is 100% complete.

Licensing and royalty revenue from royalty agreements is recognized in accordance with the terms of the specific agreement.

Stock-based Compensation

We account for share-based compensation in accordance with ASC Topic 718 Share-Based Payments. We have used the Black-Scholes option pricing model to estimate the fair value of stock options on the date of grant.

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”). Based on the provisions of ASC 815-40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

Overview

From January 1991 until October 2005, the Company devoted substantially all of its efforts and resources to research and development related to its unsuccessful Biotech Business, in particular the study of biological oxidation and antioxidation directed to the development of potential therapeutic products for the treatment of various diseases and conditions. In the most recent years, the Company’s research focused mainly on targeted antioxidant therapeutics and nutraceuticals. The Company is a development stage company, has generated only limited revenue from product sales and has relied primarily on equity financing, licensing revenues, and various debt instruments for its working capital. The Company has been unprofitable since its inception.

Following the cessation of material Biotech Business operations in October 2005, the Company turned its primary focus to seeking an appropriate merger partner for its public shell. This resulted in the February 2008 merger with Vyrex (the “Merger”). In March 2009, we assigned our Biotech IP to an investor in exchange for his agreement to pay all future expenses relating to the Biotech IP and to pay us 20% of any net proceeds received from sale and/or licensing of the Biotech IP. We do not expect this arrangement to generate material revenues.

Since the Merger, we have focused on the development, testing and commercialization of our electric power systems, in particular, their applicability to thermal and natural gas pipeline operations. Our business is subject to significant risks, including the risks inherent in our research and development efforts, uncertainties associated with obtaining and enforcing patents and intense competition.

Except as specifically noted to the contrary, the following discussion relates only to PowerVerde since, as a result of the Merger, the only historical financial statements presented for the Company in periods following the Merger are those of the operating entity, PowerVerde.

Results of Operations

Three Months Ended June 30, 2011 as Compared to Three Months Ended June 30, 2010

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. We had no material revenues in the second quarter of 2011 or 2010 – just $20,553 of revenues in 2011, consisting of $7,221 from our current business and $13,332 in Biotech IP licensing fees and $5,640 in Biotech IP licensing fees, in 2010 -- while we had substantial expenses due to our ongoing research and development and commercialization activities, as well as substantial administrative expenses, including the cost of warrants and options issued and expenses associated with our status as a public company. Our net loss during the second quarter of 2011 and 2010 was $1,022,481 and $76,211, respectively. This substantially increased loss was due primarily to a $612,150 (100%) increase, the value of warrants issued to outside service providers in the second quarter, and a $153,000 (100%) increase in the value of stock options issued in the second quarter of 2011.

Six Months Ended June 30, 2011 as Compared to Six Months Ended June 30, 2010

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. We had no material revenues in the first six months of 2011 or 2010 – just $30,991 of revenues in 2011, consisting of $7,221 from our current business and $23,770 in Biotech IP licensing fees, and $18,687 in Biotech IP licensing fees in 2010 — while we had substantial expenses due to our ongoing research and development activities, as well as substantial administrative expenses, including the cost of warrants and options issued and expenses associated with our status as a public company. Our net loss during the first six months of 2011 and 2010 was $1,645,271 and $171,519, respectively. This substantially increased loss was due primarily to a $612,150 (100%) increase in the value of warrants issued to outside service providers in the six-month period, and a $284,454 increase in the value of stock options issued in the six-month period.

Liquidity and Capital Resources

We have financed our operations since inception through the sale of debt and equity securities. As of June 30, 2011, we had working capital of $464,146 compared to a working capital deficit of $132,895 at December 31, 2010.

During January through June 2011, we raised gross proceeds of $1,500,000 through the private placement of 2,000,000 unregistered shares of our common stock to accredited investors at $0.75 per share. Each investor received a three-year warrant to purchase stock at $0.75 per share for a number of shares of common stock equal to the number of shares purchased by the investor in this offering. The $1,500,000 included a $250,000 investment by a Newton affiliate in conjunction with the Newton BLOI, as referred to in Note 8 - Commitments of the footnotes to the Unaudited Condensed Consolidated Financial Statements. We paid a 10% commission on the gross proceeds of this offering to our placement agent, Martinez-Ayme Securities.

In February 2011, we received $30,000 from Newton as a deposit on the $130,000 purchase price for the initial System. See Note 8 - Commitments of the footnotes to the Unaudited Condensed Consolidated Financial Statements. The balance of the purchase price was received upon delivery in July 2011, and the $130,000 full purchase price was recorded as revenue in the third quarter.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in internal control over financial reporting during the six months ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the 2010 Annual Report. Please refer to that section for disclosure regarding the risks and uncertainties related to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During May and June 2011, we raised gross proceeds of $500,000 through the private placement of 666,667 shares of our common stock to accredited investors at $0.75 per share. Each investor received a three-year warrant to purchase stock at $0.75 per share for a number of shares of common stock equal to the number of shares purchased by the investor in this offering. We paid a 10% commission on the gross proceeds of this offering to our placement agent, Martinez-Ayme Securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

Effective June 15, 2011, we entered into an employment agreement with Mark P. Prinz, pursuant to which Mr. Prinz serves as a Project Engineer of the Company. Pursuant to this agreement, we pay Mr. Prinz a salary of $11,250 per month, and paid him a one-time signing bonus of $5,000. This agreement is terminable by either party without cause upon 30 days’ prior written notice. In connection with this employment agreement, we granted Mr. Prinz (i) a 10-year option to purchase 100,000 shares of our common stock at a price of $1.23 per share; and (ii) a 10-year option to purchase 100,000 shares of our common stock at a price of $2.00 per share. In each case, one-fourth of the option shares, i.e., 25,000 shares, vested as of the date of the employment agreement, and the balance vests in equal installments every six months thereafter until fully vested, provided that Mr. Prinz is still employed by us at the time and subject to the Company achieving certain operational targets. Additionally, in connection with this employment agreement, Mr. Prinz assigned certain intellectual property rights to the Company. The employment agreement contains standard confidentiality provisions, as well as standard non-competition and non-solicitation provisions which survive for two years following termination of employment.

Effective June 15, 2011, we entered into an employment agreement with Patrick Orr, pursuant to which Mr. Orr serves as a Project Engineer of the Company. Pursuant to this agreement, we pay Mr. Orr a salary of $11,250 per month, and paid him a one-time signing bonus of $5,000. This agreement is terminable by either party without cause upon 30 days’ prior written notice. In connection with this employment agreement, we granted Mr. Orr (i) a 10-year option to purchase 100,000 shares of our common stock at a price of $1.23 per share; and (ii) a 10-year option to purchase 100,000 shares of our common stock at a price of $2.00 per share. In each case, one-fourth of the option shares, i.e., 25,000 shares, vested as of the date of the employment agreement, and the balance vests in equal installments every six months thereafter until fully vested, provided that Mr. Orr is still employed by us at the time and subject to the Company achieving certain operational targets. Additionally, in connection with this employment agreement, Mr. Orr assigned certain intellectual property rights to the Company. The employment agreement contains standard confidentiality provisions, as well as standard non-competition and non-solicitation provisions which survive for two years following termination of employment.

Effective June 15, 2011, we amended and restated our employment agreement with Keith Johnson, dated as of January 1, 2011 (the “Original Employment Agreement”). Pursuant to this amended and restated employment agreement (the “Amended Employment Agreement”), we continue to provide Mr. Johnson the compensation and benefits provided in the Original Employment Agreement, except that we (i) increased Mr. Johnson’s salary from $10,000 to $12,500 per month; and (ii) granted Mr. Johnson (A) a 10-year option to purchase 100,000 shares of our common stock at a price of $1.23 per share; and (B) a 10-year option to purchase 100,000 shares of our common stock at a price of $2.00 per share. In each case, one-fourth of the option shares, i.e., 25,000 shares, vested as of the date of the employment agreement, and the balance vests in equal installments every six months thereafter until fully vested, provided that Mr. Johnson is still employed by us at the time and subject to the Company achieving certain operational targets. As with the Original Employment Agreement, under the Amended Employment Agreement, Mr. Johnson assigned certain intellectual property rights to the Company, and the Amended Employment Agreement contains standard confidentiality provisions, as well as standard non-competition and non-solicitation provisions which survive for two years following termination of employment.

On August 19, 2011, our Board of Directors (i) accepted the resignation of George Konrad as our Chief Executive Officer and Chief Financial Officer, although Mr. Konrad remains as our President; and (ii) elected Richard H. Davis and John L. Hofmann as our Chief Executive Officer and Chief Financial Officer, respectively, to fill the vacancies created by such resignations.

Since 2008, Richard H. Davis has served, and continues to serve, as a Director of the Company. On June 3, 2011, we granted to Mr. Davis a three-year warrant to purchase 600,000 unregistered shares of our common stock at an exercise price of $1.05 per share, in consideration for his service as a Director and for his substantial consulting services since inception. Our Board of Directors will determine an appropriate compensation package for Mr. Davis in consideration of his serving as our Chief Executive Officer.

John L. Hofmann is president of J L Hofmann & Associates, P.A., Coral Gables, Florida (“JLHA”), which has provided financial consulting and accounting services to select clientele since 1990. Mr. Hofmann also serves as Operating Partner of Taft Street Partners I, Ltd., providing consulting services and capital for commercial and residential real estate projects. Mr. Hofmann started his career working with multinational companies for ten years as a Senior Manager for PricewaterhouseCoopers LLP (“PWC”). While at PWC, he traveled extensively primarily working on international tax matters and issues concerning the Internal Revenue Service. Locally, Hofmann has worked with the Miami Dolphins, Carnival Cruise Line, Royal Caribbean Cruise Line, Resorts International and Terremark Worldwide. Mr. Hofmann earned his Bachelor of Science in Accounting at the University of Florida and obtained his Master of Science in Taxation from Florida International University. Mr. Hofmann became a Certified Public Accountant through the Florida Board of Accountancy in 1982. He is a member of the Florida Institute of CPAs. Since July 2010, we have paid to JLHA monthly fees ranging from $0 to $10,350 for a total of $36,717 in partial consideration for financial consulting and accounting services provided by JLHA and Mr. Hofmann. On June 3, 2011, we granted to Mr. Hofmann a three-year warrant to purchase 200,000 unregistered shares of our common stock at an exercise price of $1.05 per share, as further consideration for such services. Our Board of Directors will determine an appropriate compensation package for Mr. Hofmann in consideration for his serving as our Chief Financial Officer.

On August 19, 2011, we amended our agreement with George Konrad dated as of April 7, 2011, relating to Mr. Konrad’s surrender to the Company’s treasury of 4,500,000 shares of common stock (the “Original Agreement”). Pursuant to such amendment, we extended the timing of payments to be made to Mr. Konrad’s company, Arizona Research and Development (“ARD”), under the Original Agreement to on or before April 7, 2013, except that such payment shall be fully made within 30 days following the earlier of (i) a closing of a financing transaction by the Company which involves gross proceeds equal to or greater than $2 million; (ii) a closing of a Sale Transaction (as defined below); or (iii) a determination by our Board of Directors, in its sole and absolute discretion, that the Company has sufficient cash available for operations and appropriate reserves after making such payment to ARD. The term “Sale Transaction” as used herein means (i) a sale of all or substantially all of the assets of the Company; or (ii) any merger or consolidation of the Company with or into another entity or any other transaction or series of transactions, the result of which is that the holders of the Company’s voting stock immediately prior to such transaction or series of transactions continue to hold less than 50% of such stock following such transaction or series of transactions.

Item 6. Exhibits.

(a)	Exhibits

10.1	Employment Agreement dated as of June 15, 2011, between the Company and Mark P. Prinz.

10.2	Employment Agreement dated as of June 15, 2011, between the Company and Patrick Orr.

10.3	Amended and Restated Employment Agreement dated as of June 15, 2011, between the Company and Keith Johnson.

10.4	Amendment to Agreement dated August 19, 2011, between the Company and George Konrad.

31.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13(a) or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERVERDE, INC.

Dated: August 22, 2011	By:	/s/ Richard H. Davis
Richard H. Davis
Chief Executive Officer

Dated: August 22, 2011	By:	/s/ John L. Hofmann
John L. Hofmann
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
10.1	Employment Agreement dated as of June 15, 2011, between the Company and Mark P. Prinz.

10.2	Employment Agreement dated as of June 15, 2011, between the Company and Patrick Orr.

10.3	Amended and Restated Employment Agreement dated as of June 15, 2011, between the Company and Keith Johnson.

10.4	Amendment to Agreement dated August 19, 2011, between the Company and George Konrad.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002