Form 10-Q/A
period 2011-06-30
POWERVERDE, INC.
filed 2011-09-08
CIK 933972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q/A
(Amendment No. 1)

☐	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2011

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 000-27866

POWERVERDE, INC.
(Exact name of Registrant as specified in its charter)

Delaware	88-0271109
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to PowerVerde, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 22, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 XBRL (eXtensible Business Reporting Language) interactive data files in accordance with Rule 405 (a)(2) of Regulation S-T.

Included as Exhibit 101 to this report is the following information formatted in XBRL: (i) the condensed consolidated balance sheets at June 30, 2011 and December 31, 2010; (ii) the condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, and the period from March 9, 2007 (date of inception) to June 30, 2011; (iii) the condensed consolidated statement of changes in stockholders’ equity (deficiency) for the six months ended June 30, 2011; (iv) the condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010, and the period from March 9, 2007 (date of inception) to June 30, 2011; and (v) the notes to unaudited condensed consolidated financial statements.

No other changes have been made to the Form 10-Q, and this Form 10-Q/A does not reflect any subsequent events occurring after the original filing date of the Form 10-Q or modify or update any other disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits.

(a)	Exhibits

10.1	Employment Agreement dated as of June 15, 2011, between the Company and Mark P. Prinz

10.2	Employment Agreement dated as of June 15, 2011, between the Company and Patrick Orr

10.3	Amended and Restated Employment Agreement dated as of June 15, 2011, between the Company and Keith Johnson

10.4	Amendment to Agreement dated August 19, 2011, between the Company and George Konrad

31.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document1

101.SCH	XBRL Taxonomy Extension Schema Document1

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document1

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document1

101.LAB	XBRL Taxonomy Extension Label Linkbase Document1

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document1

1	Furnished herewith.

SIGNATURES

In accordance with Section 13(a) or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERVERDE, INC.

Dated: September 8, 2011	By:	/s/ Richard H. Davis
Richard H. Davis
Chief Executive Officer

Dated: September 8, 2011	By:	/s/ John L. Hofmann
John L. Hofmann
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

10.1	Employment Agreement dated as of June 15, 2011, between the Company and Mark P. Prinz

10.2	Employment Agreement dated as of June 15, 2011, between the Company and Patrick Orr

10.3	Amended and Restated Employment Agreement dated as of June 15, 2011, between the Company and Keith Johnson

10.4	Amendment to Agreement dated August 19, 2011, between the Company and George Konrad

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document1

101.SCH	XBRL Taxonomy Extension Schema Document1

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document1

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document1

101.LAB	XBRL Taxonomy Extension Label Linkbase Document1

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document1

1	Furnished herewith.