Form 10-Q
period 2011-09-30
POWERVERDE, INC.
filed 2011-11-14
CIK 933972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2011

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
☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 14, 2011 the issuer had 25,624,565 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

PowerVerde, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheets
September 30, 2011 and December 31, 2010
(Unaudited)

	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$234,802	$15,646
Accounts receivable	13,491	5,350
Receivable, related party	10,000	—
Prepaid insurance	12,181	—
Total Current Assets	270,474	20,996

Property and Equipment
Property and equipment, net of accumulated depreciation of $18,608 and $13,103, respectively	17,721	12,034

Total Assets	$288,195	$33,030

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$73,680	$153,891
Total Current Liabilities	73,680	153,891

Long-Term Liabilities
Payable to related party	177,416	—
Total Long-Term Liabilities	177,416	—

Total Liabilities	251,096	153,891

Stockholders’ Equity (Deficiency)
Preferred stock: 50,000,000 preferred shares authorized, par value $0.0001 per share, no shares issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock: 100,000,000 common shares authorized, par value $0.0001 per share, 30,124,565 common shares issued and 25,624,565 shares outstanding at September 30, 2011 and 28,043,065 common shares issued and outstanding at December 31, 2010	3,012	2,804
Additional paid-in capital	4,679,724	2,179,625
Treasury stock, 4,500,000 shares at cost	(170,758)	—
Deficit accumulated in the development stage	(4,474,879)	(2,303,290)
Total Stockholders’ Equity (Deficiency)	37,099	(120,861)
Total Liabilities and Stockholders’ Equity (Deficiency)	$288,195	$33,030

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations
For the three and nine months ended September 30, 2011 and 2010, and the period from March 9, 2007 (Date of Inception) to September 30, 2011
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Cumulative from inception through September 30,
	2011	2010	2011	2010	2011
Revenue, Net	$143,491	$9,805	$174,482	$28,492	$265,847

Cost of Goods Sold	130,000	—	136,925	—	136,925

Gross Profit	13,491	9,805	37,557	28,492	128,922

Operating Expenses
Research and development	236,730	40,706	1,430,599	115,358	1,808,609
General and administrative	299,577	32,035	795,546	147,589	2,473,470
Total Operating Expenses	536,307	72,741	2,226,145	262,947	4,282,079

Loss from Operations	(522,816)	(62,936)	(2,188,588)	(234,455)	(4,153,157)

Other Income (Expenses)
Interest income	—	—	—	—	2,401
Interest expense	(3,502)	—	(6,658)	—	(340,134)
Other income (expense)	—	—	23,657	—	16,011
Total Other Income (Expense)	(3,502)	—	16,999	—	(321,722)

Loss before Income Taxes	(526,318)	(62,936)	(2,171,589)	(234,455)	(4,474,879)
Provision for Income Taxes	—	—	—	—	—

Net Loss	$(526,318)	$(62,936)	$(2,171,589)	$(234,455)	$(4,474,879)

Net Loss per Share - Basic and Diluted	$(0.02)	$(0.01)	$(0.08)	$(0.01)

Weighted Average Common Shares Outstanding - Basic and Diluted	25,605,940	27,913,644	26,579,277	27,913,644

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)
For the nine months ended September 30, 2011
(Unaudited)

	Common Shares	Common Stock	Additional Paid in Capital	Treasury Stock	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity (Deficiency)

Balances, December 31, 2010	28,043,065	$2,804	$2,179,625	$—	$(2,303,290)	$(120,861)

Sale of common stock at $.75 per share, net of stock issuance costs of $150,000	2,000,000	200	1,349,800		—	1,350,000
Stock-based compensation			415,907			415,907
Warrants issued for services			612,150			612,150
Warrants exercised	81,500	8	122,242			122,250

Treasury stock	(4,500,000)			(170,758)		(170,758)

Net loss for the nine months ended September 30, 2011	—	—	—		(2,171,589)	(2,171,589)

Balances, September 30, 2011	25,624,565	$3,012	$4,679,724	$(170,758)	$(4,474,879)	$37,099

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2011 and 2010, and the period from March 9, 2007 (Date of Inception) to September 30, 2011
(Unaudited)

	2011	2010	Cumulative from inception through September 30, 2011
Cash Flows from Operating Activities
Net loss	$(2,171,589)	$(234,455)	$(4,474,879)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, amortization, and impairment charges	5,505	4,251	18,608
Amortization of discount	6,658	—	336,120
Stock based compensation	415,908	—	472,158
Warrants issued for services	612,150		612,150

Changes in operating assets and liabilities:
Accounts receivable and other assets	(30,322)	(2,179)	(35,672)
Accounts payable and accrued liabilities	(80,212)	(28,853)	(156,862)

Cash Used in Operating Activities	(1,241,902)	(261,236)	(3,228,377)

Cash Flows From Investing Activities
Purchase of fixed assets	(11,192)	—	(36,328)
Cash acquired in business acquisition	—	—	872

Cash Used in Investing Activities	(11,192)	—	(35,456)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	1,622,250	290,000	3,652,250
Proceeds from notes payable	—	—	300,000
Payment of line of credit	—	—	(50,000)
Payment of note payable	—	—	(90,217)
Payment of stock issuance costs	(150,000)	(29,000)	(313,398)

Cash Provided by Financing Activities	1,472,250	261,000	3,498,635

Net Increase (Decrease) in Cash	219,156	(236)	234,802

Cash and Cash Equivalents, at Beginning of Period	15,646	20,457	—

Cash and Cash Equivalents, at End of Period	$234,802	$20,221	$234,802

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$—	$—	$24,221
Cash paid during the period for income taxes	$—	$—	$—

Supplemental Schedule of Non-Cash Financing Activities
Common stock issued for convertible debt	$—	$—	$189,261
Common stock issued for services	$—	$—	$56,250
Purchase of treasury stock with long-term related party payable	$170,758	$—	$170,758
Warrants issued in connection with debt	$—	$—	$299,984
Common stock issued in connection with debt forgiveness and services rendered	$—	$—	$250,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2011

Note 1 – Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the annual report of PowerVerde, Inc. (“PowerVerde,” “we,” “us,” “our” or the “Company”) as of and for the year ended December 31, 2010. The results of operations for the nine months ended September 30, 2011, are not necessarily indicative of the results to be expected for the full year or for future periods. The condensed consolidated financial statements include the accounts of PowerVerde, Inc., formerly known as Vyrex Corporation (the “Company”), and PowerVerde Systems, Inc., formerly known as PowerVerde, Inc., its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

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

Note 3 – Summary of Significant Accounting Policies

Inventories

Inventories, which consist of finished goods are stated at the lower of cost or market value, cost being determined using the first-in, first-out method. The Company records reserves for inventory shrinkage and obsolescence, when considered necessary. At September 30, 2011 the Company had no inventory.

Accounts Receivable

Accounts receivable consist of balances due from sales and royalties. The Company monitors accounts receivable and provides allowances when considered necessary. At September 30, 2011, accounts receivable were considered to be fully collectible. Accordingly, no allowance for doubtful accounts was provided.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2007, 2008, 2009 and 2010, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2011.

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

Note 4 – Recent Accounting Pronouncements

On January 1, 2011, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force.” This ASU amended the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate consideration received. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” which provides common requirements for measuring fair value and disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). This ASU is effective for fiscal years beginning on or after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. This ASU is effective for fiscal years beginning on or after December 15, 2011 and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Note 5 – Property and Equipment

A summary of property and equipment at September 30, 2011 and December 31, 2010 is as follows:

	September 30, 2011	December 31, 2010	Estimated Useful Lives (in years)

Equipment	$25,426	$22,339	5
Computer equipment (hardware)	6,974	2,798	3-5
Software	3,929	—	3
	36,329	25,137
Less: Accumulated depreciation	(18,608)	(13,103)
	$17,721	$12,034

The amounts charged to operations for depreciation for the nine months ended September 30, 2011 and 2010 were $5,505 and $4,251, respectively.

Note 6 – Stockholders’ Equity

Warrants

In 2008, the Company issued warrants to purchase 250,000 and 50,000 unregistered shares of the Company’s common stock at exercise prices of $1.50 and $2.30 per share, respectively. Of these warrants 50,000 were still outstanding as of September 30, 2011. The warrants expire on various dates through November 2011. At September 30, 2011,168,500 of these warrants had expired and 81,500 were exercised.

During March through December 2010, the Company issued warrants to purchase 439,999 unregistered shares of the Company’s common stock at an exercise price of $0.75 per share in association with stock subscription agreements. These warrants expire on various dates through December 2013. As of November 14, 2011, none of these warrants were exercised or had expired.

During January through June 2011, the Company issued warrants to purchase 2,000,000 unregistered shares of the Company’s common stock at an exercise price of $0.75 per share in association with stock subscription agreements. These warrants expire on various dates through June 2014. As of November14, 2011, none of these warrants were exercised or had expired.

The Company issued warrants on June 3, 2011 to various persons, including affiliates of the Company, for services provided to the Company. These warrants covered the purchase of 1,855,000 unregistered shares of the Company’s stock at an exercise price of $1.05 per share with a five-year term. These share-based payments have been accounted for in accordance with ASC 815-40 using Black Scholes warrant pricing model to determine the fair value of each warrant.

Expenses related to warrants issued for services for the nine months ended September 30, 2011 and 2010 were $612,150 and $0, respectively.

A summary of warrants issued, exercised and expired during the nine months ended September 30, 2011 is as follows:

	Shares	Weighted Average Exercise Price

Balance at December 31, 2010	739,999	1.11
Issued	3,855,000	.89
Exercised	(81,500)	1.50
Expired	(168,500)	1.50
Balance at September 30, 2011	4,344,999	0.90

The weighted average grant date fair value of warrants issued during the nine month period September 30, 2011 amounted to $1.02 per warrant. The fair value of each warrant granted as compensation for services was determined using the Black-Scholes warrant pricing model and the following assumptions:

September 30, 2011
Risk free interest rate	1.59%
Expected life	5.0 years
Annualized volatility	131%
Expected dividends	—

The warrant shares referred to above are unregistered shares of the Company’s stock and are restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

Private Placement of Common Stock

In the first nine months of  2011, the Company raised $1,500,000 through the private placement of 2,000,000 shares of its common stock to accredited investors at $0.75 per share. Each investor received a three-year warrant to purchase unregistered stock at $0.75 per share for a number of shares of common stock equal to the number of shares purchased by the investor in this offering. On January 31, 2011, the Company entered into a Binding Letter of Intent for European Distribution (the “BLOI”) with Newton Investments BV, a Dutch corporation based in Leeuwarden, Netherlands (“Newton”), as disclosed in Note 8, below. The $1,500,000 referred to above includes a $250,000 investment purchased by a Newton affiliate in conjunction with the Newton BLOI.

Treasury Shares

On April 7, 2011, 4,500,000 shares of the Company’s stock were surrendered to Treasury in exchange for a $200,000 note payable in April 2013. See Note 8 - Commitments.

Preferred Shares

The Company has 50,000,000 shares of authorized, $0.0001 par value preferred stock. At September 30, 2011, no shares had been issued.

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

The fair value of each stock option granted was determined using the Black-Scholes stock option pricing model and the following weighted average assumptions:

September 30, 2011
Risk free interest rate	1.54%
Expected life	5.75 years
Annualized volatility	131%
Expected dividends	—

Stock option activity for the nine months ended September 30, 2011, is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2010	—	$—
Granted	1,950,000	$0.91
Expired or forfeited	—	—
Options outstanding at September 30, 2011	1,950,000	$0.91	10.00
Options exercisable at September 30, 2011	412,500	$0.85	10.00
Options vested or expected to vest at September 30, 2011	487,500	$0.91	10.00

Total stock option compensation for the nine months ended September 30, 2011 and 2010 was $415,907 and $0, respectively. Remaining stock option compensation of $721,909 will be recognized ratably over 18 months from the grant date.

Note 8 – Commitments and Contingencies

On January 31, 2011, the Company entered into a Binding Letter of Intent for European Distribution (the “BLOI”) with Newton Investments BV, a Dutch corporation based in Leeuwarden, Netherlands (“Newton”). Pursuant to the BLOI, the Company and Newton agreed to enter into a definitive agreement (which was entered into, as described below), pursuant to which Newton would, for a period of 10 years, be the exclusive manufacturer and distributor of the Company’s proprietary emissions-free electrical power generation systems (the “Systems”) in the 27 countries which are currently members of the European Union, subject to Newton achieving minimum sales of at least 100 Systems per year and investing at least $750,000 in establishing its manufacturing facility and distribution network. Pursuant to the BLOI, the Company would receive as a royalty an amount equal to 20% of the gross sale price of each System sold by Newton. The Company authorized Newton to manufacture its Systems under a strict licensing agreement with a Dutch/German foundry and machine shop. Newton also agreed to purchase an initial System from the Company for a discounted price. In connection with the BLOI, an affiliate of Newton invested $250,000 in PowerVerde by privately purchasing 333,333 restricted shares of common stock at a price of $0.75 per share. In connection with this purchase, the Company issued to the investor a three-year warrant to buy an additional 333,333 unregistered shares at a price of $0.75 per share.

The Company’s initial System was delivered to Newton in July 2011, pursuant to the terms of the BLOI, as described above, and the balance of the purchase price was received upon delivery in July 2011. The full $130,000 sale price was recorded as revenue in the third quarter.

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

On June 3, 2011, the Company granted to Mr. Richard Davis a three-year warrant to purchase 600,000 unregistered shares of the Company’s common stock at an exercise price of $1.05 per share, in consideration for his service as a Director and for his substantial consulting services since inception, incorporated in the warrant section of Note 6 - Stockholder’s Equity. Since 2008, Richard H. Davis has served, and continues to serve, as a Director of the Company. The Company’s Board of Directors will determine an appropriate compensation package for Mr. Davis in consideration of his serving as the Company’s Chief Executive Officer.

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

On September 29, 2011, the Company entered into a license agreement (the “License Agreement”) with Newton. This is the definitive agreement contemplated by the BLOI, described above. Pursuant to the License Agreement, Newton will, for a period of 10 years, hold the exclusive manufacturing and distribution rights for the Systems in the 27 countries which are currently members of the European Union, subject to Newton’s achieving minimum sales of at least 100 Systems per year beginning in the second year of the License Agreement, payment of a royalty equal to 20% of the gross sales price of each System sold, and other terms and conditions set forth in the License Agreement.

On November 1, 2011, the Company entered into a Binding Letter of Intent for Acquisition (the “Letter of Intent”) with Bryce Johnson (“Johnson”), Paul Kelly (“Kelly”) and Vince Hils (“Hils”), each individuals (collectively, the “Sellers”). Pursuant to the Letter of Intent, the Company and Sellers agreed to enter into a definitive agreement within 60 days, pursuant to which the Sellers shall sell, assign and transfer to the Company 100% of the membership interests in Cornerstone Conservation Group LLC, an Arizona limited liability company (“Cornerstone”), free and clear of any and all liens, claims and encumbrances (the “Interests”). As a result, the Company will indirectly own all of Cornerstone’s intellectual property described on Exhibit “A” attached to the Letter of Intent. In consideration for the Interests, the Company will issue (i) 2,260,000 shares of its common stock to the Sellers and their affiliates; and (ii) fully vested three–year warrants to purchase an aggregate of 300,000 shares of the Company’s common stock, consisting of 50,000 shares to Johnson at an exercise price of $2.00 per share, exercisable beginning January 1, 2012, 50,000 shares to Kelly at an exercise price of $2.00 per share, exercisable beginning January 1, 2012, 50,000 shares to Johnson at an exercise price of $3.00 per share, exercisable beginning July 1, 2012, 50,000 shares to Kelly at an exercise price of $3.00 per share, exercisable beginning July 1, 2012, 50,000 shares to Johnson at an exercise price of $4.00 per share, exercisable beginning January 1, 2013, and 50,000 shares to Kelly at an exercise price of $4.00 per share, exercisable beginning January 1, 2013.

Until the close of business in Phoenix, Arizona, on December 31, 2011 (the “Initial Period”), Sellers shall provide to the Company and/or Cornerstone at no charge such part-time consulting services as the Company shall reasonably request, including, but not limited to, services relating to (i) further development of the Company’s combined cooling, heating and power (“CCHP”) systems, (ii) national and international distribution of CCHP systems, (iii) development of geothermal hybrid systems and advance cooling tower assisted systems, and (iv) improvement and application of the Company’s waste heat systems. After the Initial Period, the parties shall negotiate in good faith appropriate compensation/service agreements for Sellers’ further services, subject to mutual approval, which shall not be unreasonably withheld.

The Letter of Intent will be terminated upon the execution of the definitive documentation reflecting the transactions contemplated hereby (collectively, the “Definitive Document”), or earlier (i) by the mutual written consent of the Company and Sellers, (ii) by either the Company or Sellers, acting reasonably and in good faith, if the Definitive Document has not been executed on or before December 31, 2011, (iii) by Sellers, if the Company has materially breached any of its obligations under the Letter of Intent, or (iv) by the Company, if Sellers have materially breached any of their obligations under the Letter of Intent. The Definitive Document will contain representations, covenants, conditions and indemnities which are customary for comparable transactions.

Pursuant to the Letter of Intent, on November 1, 2011, the Company’s Board of Directors elected Bryce Johnson as a Director of the Company. The Company also agreed to appoint Mr. Kelly to the Board with six months following closing of the Cornerstone aquisition.

The Company is negotiating a settlement with Newton resolving all outstanding disputes that the Company and Newton have with respect to certain costs and expenses owed by and between both parties. Management believes the ultimate resolution of the disputed amounts will not have a material effect on the Company’s financial position and results of operations.

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

Results of Operations

Three Months Ended September 30, 2011 as Compared to Three Months Ended September 30, 2010

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. We had $143,491 of revenues in 2011, consisting of $130,000 from our current business and $13,491 in Biotech IP licensing fees, compared to $9,805 in Biotech IP licensing fees in 2010. Meanwhile, we had substantial expenses due to our ongoing research and development and commercialization activities, as well as substantial administrative expenses, including the cost of warrants and options issued and expenses associated with our status as a public company. Our net loss during the third quarter of 2011 and 2010 was $526,318 and $62,936, respectively. This substantially increased loss in 2011 was due primarily to the increase of payroll expenses for engineers, professional fees, advertising costs, travel expenses and the value of stock-based compensation vested in the three-month period..

Nine Months Ended September 30, 2011 as Compared to Nine Months Ended September 30, 2010

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. We had $174,482 of revenues in 2011, consisting of $137,221 from our current business and $37,261 in Biotech IP licensing fees, compared to $28,492 in Biotech IP licensing fees in 2010. Meanwhile, we had substantial expenses due to our ongoing research and development activities, as well as substantial administrative expenses, including the cost of warrants and options issued and expenses associated with our status as a public company. Our net loss during the first nine months of 2011 and 2010 was $2,171,589 and $234,455, respectively. This substantially increased loss in 2011 was due primarily to a $612,150 (100%) increase in the value of warrants issued to outside service providers in the nine-month period, and a $415,907 (100%) increase in the value of stock options issued as compensation in the nine-month period, as well as substantial increases in payroll expenses for engineers, professional fees, advertising costs and travel expanses.

Liquidity and Capital Resources

We have financed our operations since inception through the sale of debt and equity securities. As of September 30, 2011, we had working capital of $196,794, compared to a working capital deficit of $132,895 at December 31, 2010.

In the first nine months of 2011, we raised gross proceeds of $1,500,000 through the private placement of 2,000,000 unregistered shares of our common stock to accredited investors at $0.75 per share. Each investor received a three-year warrant to purchase stock at $0.75 per share for a number of shares of common stock equal to the number of shares purchased by the investor in this offering. The $1,500,000 included a $250,000 investment by a Newton affiliate in conjunction with the Newton BLOI, as referred to in Note 8 - Commitments of the footnotes to the Unaudited Condensed Consolidated Financial Statements. We paid a 10% commission on the gross proceeds of this offering to our placement agent, Martinez-Ayme Securities. We also raised $122,250 from warrants that were exercised during July and August 2011.

The Company’s initial System was delivered to Newton in July 2011, pursuant to the terms of the BLOI, as described above, and the balance of the purchase price was received upon delivery in July 2011. The full $130,000 sale price was recorded as revenue in the third quarter.

We believe that our current level of working capital will be sufficient to sustain our current operations through at least the end of 2011. However, we continue to seek more funding from private equity investors, as well as governmental sources, as we will need to raise substantial additional capital in order to finance our plan of operations. There can be no assurance that we will be able to raise the necessary funds. If we do not raise the necessary funds, we will be forced to cease operations.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in internal control over financial reporting during the nine months ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the 2010 Annual Report. Please refer to that section for disclosure regarding the risks and uncertainties related to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

On September 29, 2011, we entered into a license agreement (the “License Agreement”) with Newton. This is the definitive agreement contemplated by the BLOI, described above. Pursuant to the License Agreement, Newton will, for a period of 10 years, hold the exclusive manufacturing and distribution rights for the Systems in the 27 countries which are currently members of the European Union, subject to Newton’s achieving minimum sales of at least 100 Systems per year beginning in the second year of the License Agreement, payment of a royalty equal to 20% of the gross sales price of each System sold, and other terms and conditions set forth in the License Agreement.

On November 1, 2011, we entered into a Binding Letter of Intent for Acquisition (the “Letter of Intent”) with Bryce Johnson (“Johnson”), Paul Kelly (“Kelly”) and Vince Hils (“Hils”), each individuals (collectively, the “Sellers”). Pursuant to the Letter of Intent, we and Sellers agreed to enter into a definitive agreement within 60 days, pursuant to which the Sellers shall sell, assign and transfer to us 100% of the membership interests in Cornerstone Conservation Group LLC, an Arizona limited liability company (“Cornerstone”), free and clear of any and all liens, claims and encumbrances (the “Interests”). As a result, we will indirectly own all of Cornerstone’s intellectual property described on Exhibit “A” attached to the Letter of Intent. In consideration for the Interests, we will issue (i) 2,260,000 shares of our common stock to the Sellers and their affiliates; and (ii) fully vested three–year warrants to purchase an aggregate of 300,000 shares of our common stock, consisting of 50,000 shares to Johnson at an exercise price of $2.00 per share, exercisable beginning January 1, 2012, 50,000 shares to Kelly at an exercise price of $2.00 per share, exercisable beginning January 1, 2012, 50,000 shares to Johnson at an exercise price of $3.00 per share, exercisable beginning July 1, 2012, 50,000 shares to Kelly at an exercise price of $3.00 per share, exercisable beginning July 1, 2012, 50,000 shares to Johnson at an exercise price of $4.00 per share, exercisable beginning January 1, 2013, and 50,000 shares to Kelly at an exercise price of $4.00 per share, exercisable beginning January 1, 2013.

Until the close of business in Phoenix, Arizona, on December 31, 2011 (the “Initial Period”), Sellers shall provide to us and/or Cornerstone at no charge such part-time consulting services as we shall reasonably request, including, but not limited to, services relating to (i) further development of our combined cooling, heating and power (“CCHP”) systems, (ii) national and international distribution of CCHP systems, (iii) development of geothermal hybrid systems and advance cooling tower assisted systems, and (iv) improvement and application of our waste heat systems. After the Initial Period, the parties shall negotiate in good faith appropriate compensation/service agreements for Sellers’ further services, subject to mutual approval, which shall not be unreasonably withheld.

The Letter of Intent will be terminated upon the execution of the definitive documentation reflecting the transactions contemplated hereby (collectively, the “Definitive Document”), or earlier (i) by the mutual written consent of us and Sellers, (ii) by either us or Sellers, acting reasonably and in good faith, if the Definitive Document has not been executed on or before December 31, 2011, (iii) by Sellers, if we have materially breached any of our obligations under the Letter of Intent, or (iv) by us, if Sellers have materially breached any of their obligations under the Letter of Intent. The Definitive Document will contain representations, covenants, conditions and indemnities which are customary for comparable transactions.

Pursant to the Letter of Intent, on November 1, 2011, our Board of Directors elected Bryce Johnson as a Director of the Company. We also agreed to appoint Mr. Kelly to the Board within six months following closing of the Cornerstone aquisition.

Item 6. Exhibits.

(a)	Exhibits

10.1	License Agreement dated as of September 29, 2011, between the Company and Newton Investments BV.1

10.2	Binding Letter of Intent for Acquisition dated November 1, 2011, between the Company, Bryce Johnson, Paul Kelly and Vince Hils.2

31.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1 Previously filed as an exhibit to the Current Report on Form 8-K dated September 30, 2011.
2 Previously filed as an exhibit to the Current Report on Form 8-K dated November 7, 2011.

SIGNATURES

In accordance with Section 13(a) or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERVERDE, INC.

Dated: November 14, 2011	By:	/s/ Richard H. Davis
Richard H. Davis
Chief Executive Officer

Dated: November 14, 2011	By:	/s/ John L. Hofmann
John L. Hofmann
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document