Form 10-K
period 2011-12-31
POWERVERDE, INC.
filed 2012-04-16
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________

FORM 10-K

_____________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

Commission File No. 000-27866

_____________________

PowerVerde, Inc.

(Exact name of registrant as specified in its charter)

_____________________

Delaware	88-0271109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 S. Dixie Highway Suite 4-B Coral Gables, FL	33146
(Address of principal executive offices)	(Zip Code)

(305) 666-0024

(Registrant’s telephone number, including area code)

_____________________

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001 per share

_____________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock equity, as of June 30, 2011, the last business day of the issuer’s most recently completed second fiscal quarter: $47,183,402.

As of April 13, 2012, the number of outstanding shares of common stock, $0.0001 par value per share, of the registrant was 28,303,315.

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

The Company is a Delaware corporation formed in March 2007 by George Konrad and Fred Barker, who remain as officers and directors and are our two largest stockholders. The Company was formed in order to further develop, commercialize and market a series of unique electric generating power systems designed to produce electrical power with zero emissions or waste byproducts, based on a patented pressure-driven motor and related organic pressure-driven cycle components. The design of the motor was conceived by Mr. Barker in January 2001. Mr. Barker previously had a working relationship with Mr. Konrad and enlisted Mr. Konrad and his manufacturing expertise, together with Mr. Barker’s own engineering expertise, to co-develop the motor. As a research and development company, we have tested and continue to test other style drivers as well.

An initial prototype of the motor was created and tested in early 2002, and, based on positive test results, Messrs. Barker and Konrad concluded that the concept could lead to a commercial product. A new design was developed in early 2007, which resulted in a motor that produced more torque and horsepower, as well as being easier to mass produce. The prototype was tested extensively, and substantial tooling and engineering with CAM/CNC programming was completed at the facility of Mr. Konrad’s company, Arizona Research and Development (“ARD”), for the possibility of an eventual mass production model.

Based on data learned from these earlier prototypes, PowerVerde has manufactured three 25/50kW motors and additional next generation motors or drivers as well. The Company has been testing these devices on a more powerful and advanced organic pressure-driven cycle (OPDC) referred to as the Liberator. During 2009, the Company also built and tested a 100kW pressure-driven motor at another machining and manufacturing facility, Global Machine Works, in Arlington, WA. These two related but distinct systems are designed for two different markets. The 25/50kW system uses low-grade heat (waste heat) as a fuel source, expanding a working fluid thereby driving the motor/generator, while the 100kW system (without organic rankine cycle (“ORC”) or OPDC systems), uses wasted energy (pressure) from natural gas pipeline and wellhead infrastructures to drive the motor/generator and create electric power. In early 2010, our Board of Directors created two separate product lines: waste heat/solar organic rankine cycle powered systems; and gas pipeline/wellhead waste energy recovery systems. Because the markets and customers for these two systems are entirely different and the design and manufacturing are geographically separate, we believe that this bifurcation will result in a more streamlined and efficient business structure. The development of the natural gas pipeline system has been delayed due to our decision to dedicate our limited human and financial resources to commercialize our waste heat/solar thermal system, which we believe has more near term potential.

In January 2011, we entered into a Binding Letter of Intent for European Distribution (the “BLOI”) with Newton Investments BV, a Dutch corporation based in Leeuwarden, Netherlands (“Newton”). Pursuant to the BLOI, Newton purchased one Liberator system for a discounted price of $130,000, which was delivered in July 2011. In September 2011, we entered into a definitive License Agreement with Newton as contemplated by the BLOI. Under the Agreement, Newton will, for a period of 10 years, be the exclusive manufacturer and distributor of the our proprietary emissions-free electrical power generation systems (the “Systems”) in the 27 countries which are currently members of the European Union, subject to Newton achieving minimum sales of at least 100 Systems per year, beginning in the second year of the Agreement. Pursuant to the Agreement, we are entitled to a royalty equal to 20% of the gross sale price of each System sold by Newton. We have authorized Newton to manufacture our Systems under a strict licensing agreement with a Dutch foundry and machine shop, Autonational BV, based in Ijlst, Netherlands, and capable of producing hundreds of units per year. Of the 27 European Union nations, we are initially focusing on the Netherlands, Belgium, Germany and the Scandinavian countries.

In March 2009, we entered into a non-binding letter of intent (the “LOI”) with Keahole Solar Power LLC (“KSP”), a subsidiary of Sopogy, Inc. (“Sopogy”), based in Honolulu, Hawaii. Sopogy has developed a modular and scalable solar energy solution designed for on-site energy generation in the range of 250kW-20MW. The LOI reflects the parties’ intent to work together on development of smaller Sopogy systems in the 50kW to 500kW range. Under the terms contemplated by the LOI, we would install a 25/50kW PowerVerde motor for use at KSP’s solar thermal power generation facility at the Natural Energy Laboratory of Hawaii located in Kona, Hawaii. We would operate the system and the parties would share performance data for five years. After three years of working with Sopogy, we believe that the contemplated 25/50kW system may be too small for Sopogy’s market, and designs for up to a 250kW system have been developed; however, these designs are still in the early stages. While we are optimistic about our relationship with Sopogy and KSP, there can be no assurance that we will ever enter into a definitive agreement with Sopogy or KSP, that we will ever install our motor as contemplated in the LOI or that we will ever generate any revenues from this relationship.

In November 2011, we entered into a binding letter of intent for the acquisition of all of the membership interests in Cornerstone Conservation Group LLC, Scottsdale, Arizona (“Cornerstone”). The acquisition was consummated pursuant to a definitive agreement executed in March 2012. Cornerstone’s main asset is its proprietary Combined Cooling, Heating and Power (“CCHP”) technology, which utilizes waste heat from commercial and residential heating, ventilation air conditioning and refrigeration (“HVACR”) systems. Cornerstone also has substantial experience and technology relating to geothermal or ground source heat pumps.

As consideration for the Cornerstone acquisition, we issued (i) a total of 2,250,000 restricted shares of our common stock to Cornerstone’s members, Bryce Johnson (“Johnson”), Paul Kelly (“Kelly”) and Vincent Hils (“Hils”) in the amounts of 1,575,000, 337,500 and 337,500 shares, respectively, (ii) 10,000 restricted shares to a Cornerstone employee, and (iii) three-year warrants to purchase 150,000 shares each to Johnson and Kelly at exercise prices of $2.00-$4.00 per share. In November 2011, Johnson joined our Board of Directors, and in January 2012 we moved our operations to a facility in Scottsdale, Arizona, owned by Johnson. See “Item 2 - Properties.” Johnson also became our chief operating officer in January 2012.

We believe that Cornerstone’s technology is very complementary to PowerVerde’s platform and existing markets – mainly through the conversion of thermal energy into electric power generation. While we believe that the Cornerstone acquisition brings substantial opportunities for synergy, there can be no assurance that the acquisition will prove successful.

Our focus for the remainder of 2012 is on working with Newton and Autonational to commercialize our waste heat solar power systems in Europe. We plan to complete our development and testing by the summer of 2012 and have a market-ready system by the end of 2012; however, there can be no assurance that we will meet this timetable or ever have a market-ready system. We and Newton continue discussions with certain manufacturers of integrated components and service providers in the oil, natural gas manufacturing industries, methane plants, as well as with electric utility companies and government entities. There can be no assurance that any manufacturing, distribution or marketing agreements will be successfully consummated or executed or that we will ever achieve material sales in Europe or elsewhere.

Employees

We currently have three full-time employees, Messrs. Keith Johnson, Mark Prinz and Les Hetrick, all based in Scottsdale, Arizona. All of these employees were hired in 2011.

Patents

Messrs. Barker and Konrad together obtained U.S. Patent No. 6,840,151 for a “push-push type fluid pressure actuated motor,” which was issued on January 11, 2005. On June 6, 2007, Messrs. Barker and Konrad and the Company’s predecessor, PowerVerde, LLC, permanently and exclusively assigned to PowerVerde all rights to the patent and the other intellectual property relating to the PowerVerde systems. On July 16, 2008, Messrs. Barker and Konrad filed U.S. Patent application No. 61/081,298 for a “system to produce electricity using waste energy in natural gas pipelines.” This application was assigned to the Company; however, it was abandoned in 2009 because we decided to replace it with a new and improved provisional patent application regarding the natural gas pipeline technology. Mr. Barker filed on behalf of PowerVerde a new provisional patent application regarding this technology on April 7, 2010. On October 17, 2008, Mr. Konrad and Mr. Brian K. Gray filed U.S. Patent application No. 12/253,580 for a “low temperature organic rankine cycle system.” This application was assigned to the Company. There can be no assurance that these patents will be issued or maintained.

In late 2010, we began filing several provisional patents covering our new organic pressure-driven cycle technology. In January 2011, we hired the inventor of this technology, Keith Johnson, as a specialist in advanced pressure-driven systems. He has assigned to PowerVerde his patent application in this field, U.S. Patent Application 61/424,249 filed on December 17, 2010. There can be no assurance that these patents will be issued or maintained.

Pursuant to the Cornerstone acquisition, we acquired all rights to U.S. Patent Application No. 12,749,416 filed on March 29, 2010, entitled “Solar Photovoltaic Closed Fluid Loop Evaporation Tower.” This application was filed by Bryce Johnson as inventor and assigned to Cornerstone in connection with the acquisition. There can be no assurance that this patent will be issued or maintained.

We expect to file additional patent applications pertaining to our advanced organic pressure driven cycle later in 2012. There can be no assurances that we will be able to do so or that any patents will be issued based on these applications.

Product Description

The 2007 advanced generation PowerVerde motor, with its related organic rankine cycle (ORC) system, produced 10kW of net power. Our larger 25/50kW waste heat/solar design is a next generation system This system was designed to be installed in single- or multiple-stacked units for businesses, factories, or any waste heat or solar application such as schools, hospitals, ships and other users of electric power. These non-combustion motors are fueled by heat, via an ORC related system, and create a pressure source powering the PowerVerde motor/generator while emitting zero carbon emissions or waste stream byproducts. This system operates with relatively low pressure (100-300psi) producing substantial torque and horsepower. The second PowerVerde system is designed to operate on wellhead or natural gas pipeline infrastructure and lacks the ORC component, but uses wasted latent energy (pressure) inherent in “city gate” letdowns or wellheads as its fuel source. Both systems are designed to operate on pressure. The latter system is designed to operate on relatively high pressure (1000 psi) associated with pipeline or wellhead infrastructure. The PowerVerde expansion and pressure driven motors have been tested over the past several years, and we believe have demonstrated the durability and reliability necessary to function as commercial renewable electric power generation systems. As noted above, in 2008, we decided to scale the ORC waste heat/solar system to 25/50kW and the natural gas pressure motor (without ORC) to 100kW. We anticipate, and have designed systems, that will be scaled even larger in the future. In 2011 we enhanced our pressure cycle to a unique and proprietary cycle called organic pressure driven cycle (OPDC). We believe that our systems can deliver more pressure with less heat than our predecessor ORC system.

Our ORC or OPDC system requires:

•	A heat source (solar, waste heat, geothermal or bio-mass);

•	An organic rankine cycle (ORC) or organic pressure driven cycle (OPDC) style system to convert heat into pressure;

•	PowerVerde patented motor to convert the pressure into horsepower; and

•	A generator to convert the horsepower into electricity.

We have built and tested the 25/50kW and ORC and OPDC systems, and we believe that the overall design meets or exceeds performance parameters. We believe that we have successfully enhanced the system’s power capacity to as much as 50kW or more of gross electrical power.

Our other electric power system, the gas pressure motor, is engineered to operate on any adequate pressure source without an ORC system. This 100kW system expands wasted energy or pressure from natural gas pipelines or wellheads into mechanical energy and requires:

•	Natural Gas Pipeline or Natural Gas utility infrastructure, specifically “City Gates” or gas wellheads;

•	Any adequate wellhead or pressure release infrastructure such as pumping stations;

•	PowerVerde’s patented engine to convert the pressure into horsepower; and

•	A generator to convert the horsepower into electricity.

We have built a 100kW system and hope to build a next generation 150kW system in the future. It is anticipated the first commercial beta test will be delayed until 2013, as our efforts have been focused on the waste heat/solar markets since 2011.

Government Regulations and Incentives

We believe that the time is right for the PowerVerde systems. Regulatory proposals to limit greenhouse gases are moving forward, particularly in Europe. One such measure would be a carbon tax placed on fuels in proportion to their carbon content. Another would be a tax on oil. Yet another would be a “cap and trade” system. All of these would drive up the price of electricity from fossil fuel sources, yet have no impact on carbon-free renewable sources such as those offered by us; however, due to the weak economy and strong political opposition, there can be no assurance that any of these measures will be implemented.

Governments, utilities, businesses, and consumers alike are acutely aware of the negative effects of pollution and use of fossil fuels. Fossil fuel-based emissions contribute to serious health and environmental conditions such as acid rain, particulate pollution, nitrogen deposition, and global climate change. Consequently, government agencies in the United States and Europe at the national, state/provincial and local levels have implemented and proposed various economic incentives in the form of tax credits, rebates, deductions, accelerated depreciation and other subsidies designed to enhance the use of energy-efficient and clean power sources. We believe that these incentives will have a substantial positive impact on demand for the PowerVerde systems; however, there can be no assurance that, even with these incentives, our systems will be economically competitive or that the incentives will continue to be available.

We have applied and continue to apply for federal grants, loans and/or other programs designed to assist development of renewable “green” energy sources, and we have previously retained specialized consultants to assist in this endeavor; however, we have not been successful in these ongoing efforts, and there can be no assurance that we will ever receive any governmental assistance.

Competition

We face substantial competition from numerous other companies, most of whom have financial and other resources substantially greater than ours. Our competition is worldwide, ranging from solo inventors and small businesses all the way to major utility companies and multinational corporations, all of whom are attempting to design, develop and market clean and efficient methods for the generation and delivery of electricity. This competition is expected to increase due to pressures arising from high prices of fossil fuels, environmental concerns and the increased availability of governmental incentives and subsidies. These competitors may prove more successful in offering similar products and/or may offer alternative products which prove superior in performance and/or more popular with potential customers than our products. Our ability to commercialize our products and grow and achieve profitability in accordance with our business plan will depend on our ability to satisfy our customers and withstand increasing competition by providing high-quality products at reasonable prices. There can be no assurance that we will be able to achieve or maintain a successful competitive position.

ITEM 1A	RISK FACTORS.

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

The weak economy is projected by many economic experts to continue or deteriorate further throughout 2012 or longer. These conditions may make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities. We cannot predict the timing, strength or duration of this current weak economy or of a subsequent economic recovery, or the effects thereof on our customers and our markets. Our results of operations may be negatively impacted in future periods and experience substantial fluctuations from period to period as a consequence of these factors, and such conditions and other factors affecting capital spending may affect the timing of orders from major customers. These factors could adversely affect our ability to meet our capital requirements, support our working capital requirements and growth objectives, maintain our existing or secure new financing arrangements, or otherwise materially and adversely affect our business, financial condition and results of operations.

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

We will need to raise promptly substantial additional funds. Without such additional funds, we may have to cease operations. We will require substantial additional funding for our contemplated research and development activities, commercialization of our products and ordinary operating expenses. Adequate funds for these purposes may not be available when needed or on terms acceptable to us, especially due to the ongoing weak economy. Insufficient funds may require us to delay or scale back our activities or to cease operations.

We face substantial competition in our industry, and we may be unable to attract customers and maintain a viable business.

We face substantial competition from numerous other companies, most of whom have financial and other resources substantially greater than ours. Our competition is worldwide, ranging from solo inventors and small businesses all the way to major utility companies and multinational corporations, all of whom are attempting to design, develop and market clean and efficient methods for the generation and delivery of electricity. This competition is expected to increase due to pressures arising from high prices of fossil fuels, environmental concerns and the availability of governmental incentives and subsidies. These competitors may prove more successful in offering similar products and/or may offer alternative products which prove superior in performance and/or more popular with potential customers than our products. Our ability to commercialize our products and grow and achieve profitability in accordance with our business plan will depend on our ability to satisfy our customers and withstand increasing competition by providing high-quality products at reasonable prices. There can be no assurance that we will be able to achieve or maintain a successful competitive position.

Our success is dependent on the services of our key management and personnel.

Our success will depend in large part upon the skill and efforts of our founders, George Konrad and Fred Barker, and other key personnel hired or who may be hired, including our chief operating officer Bryce Johnson, and our system specialists, Keith Johnson and Mark Prinz. Loss of any such personnel, whether due to resignation, death, and disability or otherwise, could have a material adverse effect on our business. In addition, Messrs. Konrad, Barker and Bryce Johnson do not intend to work for PowerVerde on a full-time basis, as they have substantial other business activities. They intend to dedicate the time they deem appropriate to meet PowerVerde’s needs; however, there can be no assurance that they will be willing or able to dedicate such time and attention as would maximize PowerVerde’s chances for success.

We have a limited operating history.

We have only a limited operating history. We have yet to generate any material revenues, as we have sold only one system, in a discounted sale to Newton, and the commercial value of our products is uncertain. There can be no assurance that we will ever be profitable. Further, we are subject to all the risks inherent in a new business including, but not limited to: intense competition; lack of sufficient capital; loss of protection of proprietary technology and trade secrets; difficulties in commercializing its products, managing growth and hiring and retaining key employees; adverse changes in costs and general business and economic conditions; and the need to achieve product acceptance, to enter and develop new markets and to develop and maintain successful relationships with customers, third party suppliers and contractors.

We may have difficulty in protecting our intellectual property and may incur substantial costs to defend ourselves in patent infringement litigation.

We rely primarily on a combination of trade secrets, patents, copyright and trademark laws, and confidentiality procedures to protect our proprietary technology, which is our principal asset.

Our ability to compete effectively will depend to a large extent on our success in protecting our proprietary technology, both in the United States and abroad. There can be no assurance that (i) any patents that we have applied or apply for will be issued, (ii) any patents issued, including our existing U.S. Patent No. 6,840,151, on which our current products are based, will not be challenged, invalidated, or circumvented, (iii) that we will have the financial resources to enforce our patents or (iv) the patent rights granted will provide any competitive advantage. We could incur substantial costs in defending any patent infringement suits or in asserting our patent rights, including those granted by third parties, and we might not be able to afford such expenditures.

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

Our products are energy-efficient electric generators which compete primarily with conventional fossil fuel-generated electricity produced and delivered by conventional utility companies. A significant decrease in the price of oil and/or natural gas could therefore materially adversely affect our competitive position. We were adversely affected by the substantial drop in oil and natural gas prices following the onset of the financial crisis in September 2008. While oil prices have risen substantially in recent months due to increased global demand, Middle East tension and inflation fears, they remain well below their pre-crisis peaks, Natural gas prices have decreased substantially in recent months due to increased supply. A repeat of substantial and sustained decreases in these prices, as experienced in 2008 and 2009, could be very detrimental to our business.

We may be unable to purchase materials and parts on commercially reasonable terms from suppliers.

If we are able to commercialize our systems, our success will depend to a large extent on our ability to obtain a reliable supply of materials and parts from our suppliers on commercially reasonable terms. This may not prove possible due to competition, inflation, shortages, international crises, adverse economic and political conditions and business failures of suppliers or other reasons.

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

The design, development and manufacture of our products involve an inherent risk of product liability claims and associated adverse publicity. There can be no assurance we will be able to maintain insurance for any of our proposed commercial products. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms or at all. We are also exposed to product liability claims in the event the use of our proposed products result in injury.

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

We do not own any real property. Through December 31, 2010, we shared use of a full-service machining and manufacturing facility located at 21615 N. 2nd Avenue, Phoenix, Arizona, owned by Arizona Research and Development, Inc. (“ARD”), a company wholly-owned by George Konrad, the Company’s co-founder. We paid monthly rent to ARD in addition to our proportional share of the facility’s utilities. The lease terms with ARD were month to month and renewed monthly. No formal rent or lease agreement existed between ARD and the Company. Effective January 2011, we entered into a lease agreement with Konrad Holdings, LLC, a limited liability company wholly-owned by Mr. Konrad, for the use of approximately 5,000 square feet of his new facility located at 23429 N. 35th Drive, Glendale, Arizona (the “Facility”) at a monthly base rent of approximately $4,400. The term of this agreement was one year. On January 1, 2012 our Board of Directors agreed to end the rental agreement with ARD and moved our operations to a 5,000 foot facility owned by our Director and Chief Operating Officer Bryce Johnson located at 7595 E. Gray Rd. Scottsdale, Arizona. We expect to substantially increase our use of this facility by the end of 2012, and we believe that the facility will be adequate to satisfy our needs through that time. We intend to negotiate with Mr. Johnson a lease on fair market terms.

ITEM 3.	LEGAL PROCEEDINGS.

We are not party to any disputes or legal proceedings at the time of this Report.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “PWVI.” The over-the-counter market quotations provided below reflect inter-dealer prices, without retail mark-ups, mark-down or commission and may not represent actual transactions. The following table sets forth the range of high and low sales prices on the OTCBB for the periods indicated.

Period Beginning	Period Ending	High	Low
January 1, 2010	March 31, 2010	$0.90	$0.30
April 1, 2010	June 30, 2010	$0.67	$0.25
July 1, 2010	September 30, 2010	$0.80	$0.51
October 1, 2010	December 31, 2010	$0.75	$0.35
January 1, 2011	March 31, 2011	$1.48	$0.35
April 1, 2011	June 30, 2011	$4.00	$0.51
July 1, 2011	September 30, 2011	$3.30	$1.05
October 1, 2011	December 31, 2011	$1.75	$1.20
January 1, 2012	March 31, 2012	$2.10	$1.01
April 1, 2012	April 13, 2012	$1.37	$1.00

Dividends

We have never declared or paid any cash dividends on our common stock, nor do we intend to declare or pay any cash dividends on our common stock in the foreseeable future. Subject to the limitations described below, the holders of our common stock are entitled to receive only such dividends (cash or otherwise) as may (or may not) be declared by our Board of Directors.

Recent Sales of Unregistered Securities

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

From March through October 2009, we raised $950,000 through private placements of an aggregate of 1,266,667 shares of our common stock to accredited investors at $.75 per share. The net proceeds from these offerings were $865,000. The Company paid a placement agent fee of 10% to MAS with respect to $625,000 of the gross proceeds, a finder’s fee of 6% and a placement agent fee to MAS of 4% with respect to $250,000, and there was no placement agent fee or finder’s fee with respect to $100,000 of these proceeds. The net proceeds of these offerings were used (i) to pay $81,500 principal amount of our Series A Promissory Notes due July 31, 2009, together with $8,717 in accrued interest thereon; (ii) to pay in full a $50,000 loan made by our co-founder, George Konrad, to the Company in 2008; and (iii) for working capital.

The remaining $168,500 principal amount of Notes, together with accrued interest thereon of $20,761, was converted in July 2009 into 378,521 shares of our common stock, reflecting a conversion price of $.50 per share.

In October 2009, we issued 75,000 shares of our common stock, valued at $56,250, to Del Mar Corporate Consulting, LLC (the “Consultant”) pursuant to a Market Awareness Consulting Agreement, dated October 20, 2009. Pursuant to this agreement, we also paid the Consultant $25,000 upon signing; however, we declined to pay the additional $25,000 due under this agreement due to our belief that the Consultant failed to perform under this agreement. We also claimed that the Consultant was entitled to only 12,500 of the 75,000 shares due to its failure to perform. In November 2011, we received a lawsuit by Del Mar. All of Del Mar’s claims were settled in exchange for payment of $32,500 in December 2011. All 75,000 disputed shares were returned to us and cancelled.

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

During the second quarter of 2011, we raised gross proceeds of $500,000 through the private placement of 666,667 shares of common stock to accredited investors at $0.75 per share. Each investor received a three-year warrant to purchase stock at $0.75 per share for a number of shares of common stock equal to the number of shares purchased by the investor in this offering.

In the first quarter of 2012, we raised an additional $500,000 exclusively from accredited European investors (including $275,000 from a Newton affiliate) pursuant to a private placement of 500,000 shares of common stock at a price of $1.00 per share. There was no warrant issued pursuant to this round; however, simultaneously Newton affiliates received three-year warrants to purchase 500,000 shares at $1.00 per share in connection with the settlement of certain claims by and between PowerVerde and Newton.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2007, 2008, 2009 2010 and 2011, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2011.

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

Results of Operations

Year ended December 31, 2011 and 2010

During 2011 and 2010, we focused on the development and testing of our systems, in particular, our next generation waste heat/solar 25/50k WORC, and in 2011 we also focused on developing the European market and our relationship with Newton. We had no material revenues in 2010 — just $33,842 in Biotech IP licensing fees, while in 2011 we generated revenues of $193,391, of which $130,000 was the price of the system sold to Newton, $7,221 was other revenue paid by Newton and $56,170 was Biotech IP licensing fees. In both years, we had substantial expenses due to our ongoing research and development activities, as well as substantial administrative expenses associated with our status as a public company. Our research and development expenses increased by $824,954 (486%) in 2011 as compared to 2010, and our general and administrative expenses increased by $1,429,839 (719%). These increases were due to our substantially increased scale of operations to develop, test and commercialize our systems and our efforts to establish and develop our relationship with Newton. We incurred substantially increased expenses in 2011 for employee/consultant compensation as well as for travel expenses. Our net loss was $2,553,465 in 2011, a 728% increase over the net loss of $308,352 in 2010. The substantial increase in our net loss in 2011 was due to our vigorous efforts to develop our technology and products and implement our business plan. Substantial net losses will continue until we are able to successfully commercialize and market our products, as to which there can be no assurance.

Years ended December 31, 2010 and 2009

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

Liquidity and Capital Resources

We have financed our operations since inception through the sale of debt and equity securities. As of December 31, 2011 and 2010, we had a working capital deficit of $128,599 and $132,895, respectively.

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

During the second quarter of 2011, we raised gross proceeds of $500,000 through the private placement of 666,667 shares of common stock to accredited investors at $0.75 per share. Each investor received a three-year warrant to purchase stock at $0.75 per share for a number of shares of common stock equal to the number of shares purchased by the investor in this offering.

In the first quarter of 2012, we raised an additional $500,000 exclusively from accredited European investors (including $275,000 from a Newton affiliate) pursuant to a private placement of 500,000 shares of common stock at a price of $1.00 per share. There was no warrant issued pursuant to this round; however, simultaneously Newton affiliates received three-year warrants to purchase 500,000 shares at $1.00 per share in connection with the settlement of certain claims by and between PowerVerde and Newton.

By the end of 2011, we had spent all of our $15,646 opening cash balance plus almost all of the $1,500,000 raised during 2011, so that our year-end cash balance was only $7,530, while our accounts payable and accrued expenses were $179,304. As of the date of this Report, after spending most of the funds raised in the first quarter of 2012, we have only enough cash to finance operations for approximately one month.

We continue to seek more funding from private debt and equity investors, as we need to promptly raise substantial additional capital in order to finance our plan of operations. There can be no assurance that we will be able to raise the necessary funds. If we do not raise the necessary funds, we may be forced to cease operations.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal controls over financial reporting as of December 31, 2011. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation, our management concluded that, as of December 31, 2011, our internal controls over financial reporting were effective.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in internal control over financial reporting during the fourth quarter of 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The names of our officers and directors, as well as certain information about them are set forth below:

Name	Age	Position(s)	Held Since
George Konrad	53	President, Director	2007
Fred Barker	78	Vice President, Secretary, Director	2007
Richard H. Davis	55	Chief Executive Officer, Director	2008
Bryce Johnson	48	Chief Operating Officer, Director	2012, 2011
John Hofmann	54	Chief Financial Officer	2011

George Konrad. Mr. Konrad is a co-founder of PowerVerde. HeMr. Konrad has served as a Director and Officer since inception. He served as our Chief Executive Officer until August 2011, and since then he has served as President. His company, ARD, is involved in various advanced technology projects. ARD is a full-service R & D machine shop with CNC and CAD-CAM capabilities. Mr. Konrad has substantially improved the design of the JimmyJib, a camera boom that is used by cinematographers all over the world. This boom has electronic remote capabilities and is utilized at most movie locations and major sporting events around the world. ARD manufactures all of the major components for the JimmyJib and turns out thousands of parts each month.

Fred Barker. Mr. Barker, our other co-founder, has served since inception as a Director and Vice President, focusing on our engineering activities. He is a graduate of the University of Washington, with a degree in mechanical engineering, and has done advanced studies at the University of Puget Sound and the University of Arizona. He was awarded two National Defense Education Act (NDEA) scholarships for science and math and was a Fulbright Scholar. From 1958 to 1972, Mr. Barker worked as an engineer for The Boeing Company, focusing on the structures, wing groups and instrumentation of the 737, 747, 757 and 767 aircraft. From 1987 to 2002, Mr. Barker owned and operated VertiFan, Inc., which designed and developed vertical take-off and landing aircraft under a U.S. Department of Defense contract. Mr. Barker has been honored for outstanding contributions by the Seattle chapters of the American Societies of Manufacturing Engineers and Automotive Engineers.

Richard H. Davis. Mr. Davis joined our Board in February 2008 in connection with the Vyrex Merger, and he became Chief Executive Officer in August 2011. He received a B.S degree in economics from Florida State University in 1982. He joined First Equity Corporation (“First Equity”) in Miami that same year. First Equity operated as a regional full-service brokerage and investment bank. Mr. Davis’ duties included equity deal structure and brokerage-related activities. After First Equity was acquired in 2001, Mr. Davis joined the corporate finance department of William R. Hough & Company (“Hough”), where he continued structuring equity finance and private acquisitions. Hough was acquired in 2004 by RBC Dain Rauscher (“Dain”), a global investment banking firm. Dain consolidated Hough’s corporate finance activities into its New York offices. Mr. Davis elected to remain in Miami and joined Martinez-Ayme Securities, assuming the newly-created position of managing director of corporate finance.

Bryce Johnson. Mr. Johnson joined our Board in November 2011 in connection with the Cornerstone acquisition, and he became Chief Operating Officer in January 2012. He is an EPA licensed contractor and HVAC master technician and advises the HVAC industry and utilities (both locally and nationally) on the opportunities for energy conservation in buildings. Since his start in the HVAC industry in 1985, Mr. Johnson has owned and operated one of the most successful award winning HVAC businesses in the country. In 2008, Mr. Johnson founded Cornerstone, merging renewable and sustainable technologies with traditional air conditioning and heating technologies, creating extremely efficient HVAC hybrid systems. Also in 2008, Mr. Johnson started to develop and market environmentally friendly hybrid geothermal systems. Mr. Johnson attended The Refrigeration School, Inc., an HVAC & refrigeration training program in Phoenix, Arizona.

John Hofmann. Mr. Hofmann became our Chief Financial Officer in August 2011. He is president of J L Hofmann & Associates, P.A., Coral Gables, Florida (“JLHA”), which has provided financial consulting and accounting services to select clientele since 1990. JLHA has provided services to PowerVerde since July 2010. Mr. Hofmann also serves as Operating Partner of Taft Street Partners I, Ltd., providing consulting services and capital for commercial and residential real estate projects. Mr. Hofmann started his career working with multinational companies for ten years as a Senior Manager for PricewaterhouseCoopers LLP (“PWC”). While at PWC, he traveled extensively primarily working on international tax matters and issues concerning the Internal Revenue Service. Locally, Hofmann has worked with the Miami Dolphins, Carnival Cruise Line, Royal Caribbean Cruise Line, Resorts International and Terremark Worldwide. Mr. Hofmann earned his Bachelor of Science in Accounting at the University of Florida and obtained his Master of Science in Taxation from Florida International University. Mr. Hofmann became a Certified Public Accountant through the Florida Board of Accountancy in 1982. He is a member of the Florida Institute of CPAs.

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

Compliance with Section 16(a) of the Securities and Exchange Act of 1934

Under the securities laws of the United States, our directors, executive officers and any persons holding more than 10% of the Company’s common stock are required to report their initial ownership of the Company’s common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to identify in this Report those persons who failed to timely file these reports. All of the filing requirements were satisfied in 2011, except with respect to the Form 3s reflecting initial stock ownership by Messrs. Hofmann and Johnson, who joined our company in August and November 2011, respectively. Their Form 3s were filed in March 2012 and April 2012, respectively. In making this disclosure, we have relied solely on written representations of our directors and executive officers and copies of the reports that have been filed with the Commission.

Code of Ethics

We have not adopted a code of ethics for our management because of the costs involved and our lack of resources and limited operations.

ITEM 11.	EXECUTIVE COMPENSATION.

Through March 2012, we did not pay any compensation to officers or directors in such capacity; however, we have periodically engaged the services of Messrs. Konrad (through ARD) and Barker to perform certain services at a rate of $60 per hour. On February 1, 2011, we entered into a Contracted Consulting Services Agreement with PowerVerde Consulting Services, Inc., which is wholly-owned by Mr. Barker, whereby his company received a $5,000 relocation fee and received $6,000 per month for his services beginning February 15, 2011, subject to termination at any time by either party upon written notice to the other. Mr. Barker’s services were terminated effective August 2011. In 2011, ARD and Mr. Barker received payments for services of $60,000 and $24,000, respectively. Mr. Konrad also has received $10,000 per month since April 2011 pursuant to his employment agreement described below. Since becoming PowerVerde officers, Messrs Davis, Hofmann and Bryce Johnson have not received any salary or other compensation for services in that capacity except that, in June 2011, Messrs. Davis and Hofmann received three-year warrants to purchase 600,000 and 200,000 shares, respectively, of our common stock, at a price of $1.05 per share (the market price on the date of grant). In March 2012, in exchange for his interest in Cornerstone, Bryce Johnson received 1,575,000 shares of our restricted common stock and three-year warrants to purchase 150,000 shares of our common stock at exercise prices of $2.00, $3.00 and $4.00 as to 50,000 shares each.

Employment Agreements

Effective January 1, 2011, we entered into an employment agreement with Keith Johnson, pursuant to which Mr. Johnson serves as our Chief Technical Officer. The agreement was amended as of June 15, 2011. Pursuant to this agreement, we pay Mr. Johnson a salary of $12,500 per month (which was increased from $10,000 effective June 15, 2011). We also paid Mr. Johnson a $5,000 signing bonus. This agreement is terminable by either party without cause upon 30 days’ prior written notice. In connection with the initial employment agreement, we granted Mr. Johnson, in January 2011, a 10-year option to purchase 1,350,000 shares of our common stock at a price of $.59 per share (the market price on the date of grant). One fourth of this option, i.e., 337,500, shares vested as of the date of the employment agreement and the balance vests in equal installments every six months thereafter until fully vested, provided that he is still employed by us at this time. In connection with the June 2011 amendment, we granted Mr. Johnson a 10-year option to purchase 100,000 shares of our common stock at a price of $1.23 per share (the market price on the date of grant) and a 10-year option to purchase 100,000 shares of our common stock at an exercise price of $2.00 per share. One-fourth of these option shares, i.e., 50,000 shares, vested as of the date of the amended employment agreement and the balance vests in equal installments every six months thereafter until fully vested, provided that he is still employed by us at the time and subject to PowerVerde achieving certain operational targets. Additionally, in connection with his employment agreement, Mr. Johnson assigned certain intellectual property rights to the Company, including rights under U.S. Patent Application 61/424,249 filed on December 17, 2010. The employment agreement contains standard confidentiality provisions, as well as standard non-competition and non-solicitation provisions which survive for two years following termination of employment.

On April 7, 2011, in order to enhance our ability to raise capital and limit dilution of our stockholders, we entered into an agreement with our co-founder George Konrad, pursuant to which Mr. Konrad agreed to surrender to our treasury 4,500,000 shares of our common stock owned by him since inception in exchange for our (i) entering into an employment agreement with him; and (ii) agreeing to pay to his company, ARD, $200,000, representing the cost of certain equipment owned by ARD which is principally used by us.

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

On August 19, 2011, we amended our agreement with Mr. Konrad dated as of April 7, 2011, relating to his surrender to the Company’s treasury of 4,500,000 shares of common stock (the “Original Agreement”). Pursuant to this amendment, we extended the due date for payment of $200,000 to be made to Mr. Konrad’s company, ARD, under the Original Agreement to on or before April 7, 2013, except that the payment must be made within 30 days following the earlier of (i) a closing of a financing transaction by PowerVerde which involves gross proceeds equal to or greater than $2 million; (ii) a closing of a Sale Transaction (as defined below); or (iii) a determination by our Board of Directors, in its sole and absolute discretion, that PowerVerde has sufficient cash available for operations and appropriate reserves after making such payment to ARD. The term “Sale Transaction” as used in the amended agreement means (i) a sale of all or substantially all of our assets; or (ii) any merger or consolidation of PowerVerde with or into another entity or any other transaction or series of transactions, the result of which is that the holders of PowerVerde’s voting stock immediately prior to such transaction or series of transactions continue to hold less than 50% of such stock following such transaction or series of transactions.

Effective June 15, 2011, we entered into an employment agreement with Mark P. Prinz, pursuant to which Mr. Prinz serves as a Project Engineer. Pursuant to this agreement, we pay Mr. Prinz a salary of $11,250 per month, and we paid him a one-time signing bonus of $5,000. This agreement is terminable by either party without cause upon 30 days’ prior written notice. In connection with this employment agreement, we granted Mr. Prinz (i) a 10-year option to purchase 100,000 shares of our common stock at a price of $1.23 per share (the market price on the date of grant); and (ii) a 10-year option to purchase 100,000 shares of our common stock at a price of $2.00 per share. In each case, one-fourth of the option shares, i.e., 25,000 shares, vested as of the date of the employment agreement, and the balance vests in equal installments every six months thereafter until fully vested, provided that Mr. Prinz is still employed by us at the time and subject to PowerVerde achieving certain operational targets. Additionally, in connection with this employment agreement, Mr. Prinz assigned certain intellectual property rights to the Company. The employment agreement contains standard confidentiality provisions, as well as standard non-competition and non-solicitation provisions which survive for two years following termination of employment.

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

The following table sets forth certain information as of March 30, 2012, regarding the beneficial ownership of our common stock by (i) each of our directors and “named executive officers”; and (ii) all of our executive officers and directors as a group. To our knowledge, no other person beneficially owns more than 5% of our common stock. As of April 13, 2012, we had 28,303,315 shares outstanding.

Name and Address of Beneficial Owner	Shares Owned	Percent of Class
George Konrad	7,054,074	24.9%
21615 N Second Avenue
Phoenix, AZ 85027

Fred Barker[1]	2,515,990	8.9%
21615 N Second Avenue
Phoenix, AZ 85027

Richard H. Davis[2]	1,003,033	3.5%
8365 SW 168 Terrace
Palmetto Bay, FL l33157

John L. Hofmann[3]	200,000.7%
420 S. Dixie Highway, Suite 4B
Coral Gables, Florida 33146

Bryce Johnson[4]	1,725,000	6.1%
7595 E. Gray Road
Scottsdale, Arizona 85266

All Directors and Executive Officers as a group (5 persons)[5]	12,498,097	42.7%

__________________

1 Mr. Barker’s shares are owned jointly by Mr. Barker and his wife indirectly through their joint ownership of PowerVerde Holdings, LLC (as to 600,000 shares) and PowerVerde Consulting Services, Inc. (as to 1,915,990 shares). Mr. Barker and his wife are the sole members of PowerVerde Holdings, LLC and the sole shareholders of PowerVerde Consulting Services, Inc., and have complete voting and investment power over the PowerVerde shares owned by those companies.

2 Mr. Davis’ shares include 600,000 shares represented by a currently exercisable warrant and 114,033 shares owned by Mr. Davis’ wife, as to which he disclaims beneficial ownership, and 10,000 shares owned by Darby Shore Management, Inc., a Florida corporation (“Darby”), for which Mr. Davis is an officer, director and 25% shareholder. Mr. Davis may be deemed to have voting and investment power over these shares held by Darby.

3 All of these shares are represented by a currently exercisable warrant.

4 Includes 150,000 shares represented by currently exercisable warrants.

5 Includes 950,000 shares represented by currently exercisable warrants.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

See Item 2. “Properties” and Item 11. “Executive Compensation.”

In April 2012, Mr. Barker sold 100,000 shares of common stock, held by him through PowerVerde Consulting Services Inc., to the Company for a price of $25,000 ($.25 per share). The 100,000 shares of common stock were surrendered to our treasury.

Since July 2010, Mr. Hofmann’s accounting firm, J.L. Hoffman & Associates, P.A. (“JLHPA”) has provided financial consulting and accounting services to PowerVerde. We paid a total of $57,415 to JLHPA in 2011.

We do not have any independent directors, as Messrs. Konrad and Barker are officers and principal shareholders, Mr. Davis is an officer and works for our investment banking firm, and Bryce Johnson is an officer. We intend to seek qualified independent directors to serve on our Board of Directors by the end of 2012.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Cherry, Bekaert & Holland, L.L.P., Certified Public Accountants (“CBH”) was designated by our Board of Directors to audit the financial statements of our company for the fiscal years ended December 31, 2010 and 2011. This auditor was appointed by our Board of Directors in January 2011 to replace our prior auditor, Berenfeld Spritzer Shechter & Sheer L.L.P. (“Berenfeld”), as Berenfeld elected to cease operations.

The following table summarizes the aggregate fees billed and expected to be billed to us by CBH for the fiscal years ended December 31, 2011 and 2010, respectively:

Principal Accountant Fees and Service

	2011	2010
Audit Fees	$49,000	$45,000
Tax Fees	$2,000	$500

Total	$51,000	$45,500

Audit Fees

The aggregate fees billed and expected to be billed by CBH for professional services rendered for the fiscal years ended 2011 and 2010, respectively, including fees associated with the annual audit, the reviews of the consolidated financial statements included in our Forms 10-K, the reviews of the quarterly reports on Form 10-Q, fees related to filings with the Securities and Exchange Commission and consultations on accounting issues and the application on new accounting pronouncements were approximately $49,000 and $45,000, respectively.

Tax Fees

The aggregate fees billed or expected to be billed by John L. Hofmann & Associates P.A. and Estes Avellone, CPA for tax compliance, tax advice and tax planning rendered to the Company for the fiscal years ended December 31, 2011 and 2010 were approximately $2,000 and $500, respectively.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

See Exhibit Index and Financial Statements Index, below.

PowerVerde, Inc.
Annual Report on Form 10-K
Year Ended December 31, 2011

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Vyrex Corporation as filed with the Delaware Secretary of State on September 8, 2005. [1]

3.2	Bylaws of Vyrex Corporation, dated as of September 9, 2005. [1]

3.3	Amended and Restated Certificate of Incorporation of Vyrex Corporation as filed with the Delaware Secretary of State on August 14, 2008. [2]

10.1	Agreement and Plan of Merger, dated as of February 11, 2008 by and among Vyrex Corporation, Vyrex Acquisition Corporation and PowerVerde, Inc. [1,3]

10.2	Services Agreement dated as of February 11, 2008, between PowerVerde, Inc., and Fred Barker d/b/a Barker Engineering. [1]

10.3	Services Agreement dated as of February 11, 2008, between PowerVerde, Inc. and Arizona Research and Development, Inc. [1]

10.4	Intellectual Property Transfer Agreement dated as of March 4, 2009, between PowerVerde, Inc. and Edward C. Gomez. [6]

10.5	Market Awareness Consulting Agreement dated October 20, 2009, between PowerVerde, Inc., and Del Mar Corporate Consulting, LLC. [5]

10.6	Contracted Consulting Services Agreement dated February 1, 2011, between PowerVerde, Inc., and PowerVerde Consulting Services, Inc.

10.7	Binding Letter of Intent for European Distribution dated January 31, 2011, between PowerVerde, Inc., and Newton Investments BV. [7]

10.8	Employment Agreement dated January 1, 2011, between PowerVerde, Inc., and Keith Johnson.

10.9	Agreement dated April 7, 2011, between PowerVerde, Inc. and George Konrad.

10.10	Employment Agreement dated April 7, 2011, between PowerVerde, Inc. and George Konrad.

10.11	Employment Agreement dated as of June 15, 2011, between PowerVerde, Inc. and Mark P. Prinz [8]

10.12	Employment Agreement dated as of June 15, 2011, between PowerVerde, Inc. and Patrick Orr[8]

10.13	Amended and Restated Employment Agreement dated as of June 15, 2011, between PowerVerde, Inc. and Keith Johnson.[8]

10.14	Amendment to Agreement dated August 19, 2011, between PowerVerde, Inc. and George Konrad.[8]

10.15	License Agreement dated as of September 29, 2011, between PowerVerde, Inc. and Newton Investments BV. [9]

10.16	Binding Letter of Intent for Acquisition dated November 1, 2011, between PowerVerde, Inc., Bryce Johnson, Paul Kelly and Vince Hils. 10,

10.17	Agreement dated February 9, 2012, by and between PowerVerde, Inc. and Newton Investments B.V.[11]

10.18	Membership Interest Purchase Agreement between PowerVerde, Inc., Bruce Johnson, Paul Kelly and Vince Hill dated March 30, 2012. [12]

21.1	Subsidiaries of the Company. [1]

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

__________________

[1]	Previously filed on Form 8-K filed with the SEC on February 11, 2008.

[2]	Previously filed on Schedule 14A filed with the SEC on July 21, 2008.

[3]	Nonmaterial schedules and exhibits identified in the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-B. The Company agrees to furnish supplementally to the SEC upon request by the SEC a copy of any omitted schedule(s) or exhibit(s).

[4]	Previously filed on Form 10-K for the year ended December 31, 2008 filed with the SEC on April 15, 2009.

[5]	Previously filed on Form 10-Q for the quarter ended September 30, 2009 as filed with the SEC on November 17, 2009.

[6]	Previously filed on Form 10-K for the year ended December 31, 2009 filed with the SEC on April 14, 2010.

[7]	Previously filed on Form 8-K filed with the SEC on February 4, 2011.

[8]	Previously filed on Form 10-Q/A for the quarter ended June 30, 2011 filed with the SEC on September 8, 2011.

[9]	Previously filed on Form 8-K filed with the SEC on September 30, 2011

[10]	Previously filed on Form 8-K filed with the SEC on November 7, 2011

[11]	Previously filed on Form 8-K filed with the SEC on February 9, 2012.

121	Previously filed on Form 8-K filed with the SEC on April 5, 2012.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERVERDE, INC.

Dated: April 16, 2012	by:	/s/ Richard H. Davis
Richard H. Davis
CEO and Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Konrad	President, Director	April 16, 2012

/s/ Fred Barker	Vice President, Secretary and Director	April 16, 2012

/s/ Richard H. Davis.	Chief Executive Officer, Director	April 16, 2012

/s/ Bryce Johnson	Chief Operating Officer, Director	April 16, 2012

/s/ John L. Hofmann	Chief Financial Officer	April 16, 2012

PowerVerde, Inc. and Subsidiary

Annual Report on Form 10-K

Year Ended December 31, 2011

i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PowerVerde, Inc. and Subsidiary

We have audited the consolidated balance sheets of PowerVerde, Inc. and Subsidiary (the Company), as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended and the period from March 9, 2007 (Date of Inception) to December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PowerVerde, Inc. and Subsidiary as of December 31, 2011 and 2010, and the consolidated results of its operations and its consolidated cash flows for the years then ended and the period from March 9, 2007 (Date of Inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $2,553,465 and $308,352 for 2011 and 2010, respectively. At December 31, 2011, current liabilities exceeded current assets by $128,599. These factors, and others discussed in Note 2, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/ Cherry, Bekaert & Holland, L.L.P.
Fort Lauderdale, Florida
April 16, 2012

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Balance Sheets

December 31, 2011 and December 31, 2010

	December 31
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$7,530	$15,646
Accounts receivable	18,909	5,350
Prepaid expenses	24,267	—
Total Current Assets	50,706	20,996

Property and Equipment
Property and equipment, net of accumulated depreciation of $20,521 and $13,103, respectively	15,809	12,034

Total Assets	$66,515	$33,030

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$179,304	$153,891
Total Current Liabilities	179,304	153,891

Long-Term Liabilities
Note payable to related party	180,988	—
Total Long-Term Liabilities	180,988	—

Total Liabilities	360,292	153,891

Stockholders’ (Deficiency)
Preferred stock: 50,000,000 preferred shares authorized, par value $0.0001 per share, no shares issued and outstanding at December 31, 2011 and December 31, 2010
Common stock:
100,000,000 common shares authorized, par value $0.0001 per share, 30,124,565 common shares issued and 25,624,565 shares outstanding at December 31, 2011, and 28,043,065 common shares issued and outstanding at December 31, 2010	3,012	2,804
Additional paid-in capital	4,730,724	2,179,625
Treasury stock, 4,500,000 shares at cost	(170,758)	—
Deficit accumulated in the development stage	(4,856,755)	(2,303,290)

Total Stockholders’ (Deficiency)	(293,777)	(120,861)

Total Liabilities and Stockholders’ (Deficiency)	$66,515	$33,030

The accompanying notes are an integral part of these consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Operations

For the years ended December 31, 2011 and 2010, and the

period from March 9, 2007 (Date of Inception) to December 31, 2011

	2011	2010	Cumulative from inception through December 31, 2011
Revenue, Net	$193,391	$33,842	$284,756

Cost of Goods Sold	136,925	—	136,925

Gross Profit	56,466	33,842	147,831

Operating Expenses
Research and development	994,619	169,665	2,007,681
General and administrative	1,628,739	198,900	2,671,611
Total Operating Expenses	2,623,358	368,565	4,679,292

Loss from Operations	(2,566,892)	(334,723)	(4,531,461)

Other Income (Expenses)
Interest income	—	—	2,401
Interest expense	(10,230)		(343,706)
Other income (expenses)	23,657	26,371	16,011
Total Other Income (Expenses)	13,427	26,371	(325,294)

Loss before Income Taxes	(2,553,465)	(308,352)	(4,856,755)
Provision for Income Taxes	—	—	—

Net Loss	$(2,553,465)	$(308,352)	$(4,856,755)

Net Loss per Share - Basic and Diluted	$(0.10)	$(0.01)
Weighted Average Common Shares Outstanding - Basic and Diluted	26,338,637	27,821,111

The accompanying notes are an integral part of these consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (DEFICIT)

For the years ended December 31, 2011 and 2010, and the

period from March 9, 2007 (Date of Inception) to December 31, 2011

	Common Shares	Common Stock	Additional Paid in Capital	Treasury Stock	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)
Balance at March 9, 2007 (date of inception)	—	$—	$—	$—	$—	$—
Common Stock issued for cash, net of stock issuance costs of $45,398	20,350,000	20,350	659,252	—	—	679,902

Net Loss	—	—	—	—	(274,402)	(274,402)

Balances, December 31, 2007	20,350,000	$20,350	$659,252	$—	$(274,402)	$405,200

Sale of common stock at $.50 per share	50,000	50	24,950	—	—	25,000

Stockholder Equity of Vyrex Corporation at merger	1,019,144	102	(479,771)	—	—	(479,669)

Recapitalization of PowerVerde stockholders’ equity	(20,400,000)	(20,400)	20,400	—	—	—

Shares issued related to forgiveness of debt and issued for services	275,000	28	249,972	—	—	250,000

Shares issued in exchange for PowerVerde shares	24,588,734	2,459	(2,459)	—	—	—

Warrants issued with debt	—	—	299,984	—	—	299,984

Net loss	—	—	—	—	(829,556)	(829,556)

Balances, December 31, 2008	25,882,878	$2,589	$772,328	$—	$(1,103,958)	$(329,041)

Sale of common stock at $.75 per share, net of stock issuance costs of $85,000	1,266,667	126	864,874	—	—	865,000

Common stock issued on conversion of debt	378,521	38	189,223	—	—	189,261
Common stock issued for services	75,000	8	56,242			56,242
Net loss	—	—	—	—	(890,980)	(890,980)
Balances, December 31, 2009	27,603,066	$2,761	$1,882,667	$—	$(1,994,938)	$(109,510)

Sale of common stock at $.75 per share, net of stock issuance costs of $85,000	439,999	43	296,958	—	—	297,001
Net loss	—	—	—	—	(308,352)	(308,352)
Balances, December 31, 2010	28,043,065	$2,804	$2,179,624	$—	$(2,303,290)	$(120,861)

Sale of common stock at $.75 per share, net of stock issuance costs of $150,000	2,000,000	200	1,349,800	—	—	1,350,000
Stock-based compensation			466,907			466,907
Warrants issued for services			612,150	—	—	612,150
Warrants exercised	81,500	8	122,242			122,250
Treasury stock	(4,500,000)			(170,758)		(170,758)
Net loss	—	—	—	—	(2,553,465)	(2,553,465)
Balances, December 31, 2011	25,624,565	$3,012	$4,730,724	$(170,758)	$(4,856,755)	$(293,777)

The accompanying notes are an integral part of these consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the years ended December 31, 2011 and 2010, and the

period from March 9, 2007 (Date of Inception) to December 31, 2011

	2011	2010	Cumulative from inception through December 31, 2011
Cash Flows from Operating Activities
Net loss	$(2,553,465)	$(308,352)	$(4,856,755)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	7,418	5,687	20,521
Amortization of discount	10,230	—	339,692
Stock based compensation	466,907	—	523,149
Warrants issued for services	612,150	—	612,150
Changes in operating assets and liabilities			—
Accounts receivable and other assets	(37,826)	2,276	(43,176)
Accounts payable and accrued liabilities	25,413	2,116	(51,228)

Cash Used in Operating Activities	(1,469,173)	(298,273)	(3,455,647)

Cash Flows From Investing Activities
Purchase of fixed assets	(11,193)	(3,538)	(36,330)
Cash acquired in business acquisition	—	—	872

Cash Used in Investing Activities	(11,193)	(3,538)	(35,458)

Cash Flows from Financing Activities
Proceeds from issuance of common stock and warrants	1,622,250	330,000	3,652,250
Proceeds from notes payable	—	—	300,000
Payment of line of credit	—	—	(50,000)
Payment of note payable	—	—	(90,217)
Payment of stock issuance costs	(150,000)	(33,000)	(313,398)

Cash Provided by Financing Activities	1,472,250	297,000	3,498,635

Net Increase (Decrease) in Cash	(8,116)	(4,811)	7,530
Cash, at Beginning of Period	15,646	20,457	—
Cash, at End of Period	$7,530	$15,646	$7,530

Supplemental Disclosure of Cashflow Information
Cash Paid for Interest	$—	$—	$24,221
Cash Paid for Income Taxes	$—	$—	$—

Supplemental Schedule of Non-Cash Financing
Common stock issued for convertible debt	$—	$—	$189,261
Common stock issued for services	$—	$—	$56,250
Purchase of treasury stock with long-term related party payable	$170,758	$—	$170,758
Warrants issued in connection with debt	$—	—	$299,984

Common stock issued in connection with debt forgiveness and services rendered	$—	$—	$250,000

The accompanying notes are an integral part of these consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business

PowerVerde, Inc. (the Company) is a “C” Corporation organized under the Laws of Delaware with operations in Scottsdale, Arizona. The Company’s two founders, now its largest shareholders, have conceived and developed the use of a power systems patent. The Company is in the development stage and it is presently undertaking research and development on a power generating system.

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

Principles of Consolidation

The consolidated financial statements include the accounts of PowerVerde, Inc. and its wholly-owned subsidiary, PowerVerde Systems, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less. At December 31, 2011 and December 31, 2010, the Company had cash equivalents in the amount of $7,530 and $15,646, respectively. The Company’s bank accounts are fully insured by the Federal Deposit Insurance Corporation (FDIC).

Inventories

Inventories, which consist of finished goods are stated at the lower of cost or market value, cost being determined using the first-in, first-out method. The Company records reserves for inventory shrinkage and obsolescence, when considered necessary. At December 31, 2011 and December 31, 2010, the Company had no inventory.

Accounts Receivable

Accounts receivable consist of balances due from sales and royalties. The company monitors accounts receivable and provides allowances when considered necessary. At December 31, 2011, and December 31, 2010, accounts receivable were considered to be fully collectible. Accordingly, no allowance for doubtful accounts was provided.

Revenue Recognition

Sales revenues and associated cost of sales are recognized when title of the goods sold pass to the buyer, when shipped and when accounts receivable are determined to be reasonable collectable. Certain sales agreements also require installation and training by PowerVerde once goods are received and accepted by the customer.

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

Stock-based Compensation

The Company accounts for share-based compensation in accordance with ASC Topic 718 Share-Based Payments . The Company has used the Black-Scholes option pricing model to estimate the fair value of stock options on the date of grant.

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2007, 2008, 2009 and 2010, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2011.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the consolidated financial statements as selling, general and administrative expense.

Research and Development Costs

The Company’s research and development costs are expensed in the period in which they are incurred. Such expenditures amounted to $994,619 and $169,665 for the year ended December 31, 2011 and 2010, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share is computed in accordance with FASB ASC Topic 260, “Earnings per Share”. Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Certain common stock equivalents were not included in the earnings (loss) per share calculation as their effect would be anti-dilutive. Warrants for 4,294,999 shares and options for 1,750,000 shares were excluded from weighted average common shares outstanding on a diluted basis.

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

Note 5 – Property and Equipment

A summary of property and equipment at December 31, 2011 and December 31, 2010 is as follows:

	December 31, 2011	December 31, 2010	Estimated Useful Lives (in years)

Equipment	$25,426	$22,339	5
Computer equipment (hardware)	6,975	2,798	3-5
Software	3,929	—	3
	36,330	25,137
Less: Accumulated depreciation	(20,521)	(13,103)
	$15,809	$12,034

The amounts charged to operations for depreciation for the years ended December 31, 2011 and 2010 were $7,418 and $5,687, respectively.

Note 6 – Stockholders’ Equity

Warrants

In 2008, the Company issued warrants to purchase 250,000 and 50,000 unregistered shares of the Company’s common stock at exercise prices of $1.50 and $2.30 per share, respectively. The warrants expired on various dates through November 2011. At December 31, 2011, 218,500 of these warrants had expired and 81,500 were exercised.

During March through December 2010, the Company issued warrants to purchase 439,999 unregistered shares of the Company’s common stock at an exercise price of $0.75 per share in association with stock subscription agreements. These warrants expire on various dates through December 2013. As of December 31, 2011, none of these warrants were exercised or had expired.

During January through December 2011, the Company issued warrants to purchase 2,000,000 unregistered shares of the Company’s common stock at an exercise price of $0.75 per share in association with stock subscription agreements. These warrants expire on various dates through June 2014. As of December 31, 2011, none of these warrants were exercised or had expired.

The Company issued warrants on June 3, 2011 to various persons, including affiliates of the Company, for services provided to the Company. These warrants covered the purchase of 1,855,000 unregistered shares of the Company’s stock at an exercise price of $1.05 per share with a five-year term. These share-based payments have been accounted for in accordance with ASC 815-40 using the Black Scholes warrant pricing model to determine the fair value of each warrant.

Expenses related to warrants issued for services for the years ended December 31, 2011 and 2010 were $612,150 and $0, respectively.

A summary of warrants issued, exercised and expired during the year ended December 31, 2011 is as follows:

	Shares	Weighted Average Exercise Price

Balance at December 31, 2010	739,999	1.11
Issued	3,855,000	.89
Exercised	(81,500)	1.50
Expired	(218,500)	1.68
Balance at December 3, 2011	4,294,999	0.88

The weighted average grant date fair value of warrants issued during the year ended December 31, 2011 amounted to $1.02 per warrant. The fair value of each warrant granted as compensation for services was determined using the Black-Scholes warrant pricing model and the following assumptions:

December 31, 2011
Risk free interest rate	1.59%
Expected term	5.0 years
Annualized volatility	131%
Expected dividends	—

The expected term of warrants granted is based on the contractural terms of the agreement and represents the period of time that warrants granted are expected to be outstanding.

The warrant shares referred to above are unregistered shares of the Company’s stock and are restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

Private Placement of Common Stock

During January through June 2011, the Company raised $1,500,000 through the private placement of 2,000,000 shares of its common stock to accredited investors at $0.75 per share. Each investor received a three-year warrant to purchase unregistered stock at $0.75 per share for a number of shares of common stock equal to the number of shares purchased by the investor in this offering. On January 31, 2011, the Company entered into a Binding Letter of Intent for European Distribution (the “BLOI”) with Newton Investments BV, a Dutch corporation based in Leeuwarden, Netherlands (“Newton”), as disclosed in Note 8, below. The $1,500,000 referred to above includes a $250,000 investment purchased by a Newton affiliate in conjunction with the Newton BLOI.

In February 2012, the Company raised gross proceeds of $500,000 through the private placement of 500,000 shares of its common stock to accredited investors at $1.00 per share. The private placement was undertaken pursuant to the Agreement between the Company and Newton, as disclosed in Note 8, below.

Treasury Shares

On April 7, 2011, 4,500,000 shares of the Company’s stock were surrendered to Treasury in exchange for a $200,000 interest-free note payable in April 2013. See Note 8 - Commitments. The note payable is reported as note payable to related party on the accompanying consolidated balance sheets. In accordance with GAAP, the Company has discounted this obligation at an imputed rate of 8%. The balance at December 31, 2011 was $180,988.

Preferred Shares

The Company has 50,000,000 shares of authorized, $0.0001 par value preferred stock. At December 31, 2011 and 2010, no shares had been issued.

Note 7 – Stock Options

On January 1, 2011, the Company entered into a nonqualified stock option agreement with an employee, granting the employee a 10-year option to purchase 1,350,000 shares of the Company’s common stock at a price of $0.59 per share, of which one-fourth of the option shares, i.e. , 337,500 shares, vested as of the date of the nonqualified stock option agreement, and the balance vests in equal installments every six months thereafter until fully vested, provided that the employee is still employed by the Company at the time.

On June 15, 2011 the Company entered into nonqualified stock option agreements with three employees, granting the employees 10-year options to purchase a total of 600,000 shares of the Company’s common stock consisting of 300,000 shares of the Company’s common stock at a price of $1.23 per share and 300,000 shares of the Company’s common stock at a price of $2.00 per share. In each case, one-fourth of the option shares vested as of the date of each employee’s respective nonqualified stock option agreement, and the balance vests in equal installments every six months thereafter until fully vested, provided that the relevant employee is still employed by the Company at the time. In October 2011, one of the three employees left the Company and forfeited his one-third share of these options. See “Note 8 Commitments.”

The fair value of each stock option granted was determined using the Black-Scholes stock option pricing model and the following weighted average assumptions:

December 31, 2011
Risk free interest rate	1.54%
Expected term	5.75 years
Annualized volatility	131%
Expected dividends	—

The expected term of options granted is based on the simplified method in accordance with SAB 107 issued by the U.S. Securities and Exchange Commission and represents the period of time that options granted are expected to be outstanding.

Stock option activity for the year ended December 31, 2011, is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2010	—	$—
Granted	1,950,000	$0.91
Expired or forfeited	(200,000)	—
Options outstanding at December 31, 2011	1,750,000	$0.91	10.00
Options exercisable at December 31, 2011	875,000	$0.91	10.00
Options vested or expected to vest at December 31, 2011	875,000	$0.91	10.00

Total stock option compensation for the year ended December 31, 2011 and 2010 was $466,908 and $0, respectively. Remaining stock option compensation of $466,907 will be recognized ratably over 18 months from the grant date.

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

On April 7, 2011, in order to enhance the Company’s ability to raise capital and limit dilution of its stockholders, the Company entered into an agreement with its co-founder, President and then-Chief Executive Officer, George Konrad, pursuant to which Mr. Konrad agreed to surrender to the treasury 4,500,000 shares of common stock owned by him since inception in exchange for the Company agreeing to pay to Mr. Konrad’s company, Arizona Research and Development (“ARD”), a related party, $200,000 to be paid no later than April of 2013. A discount of approximately $30,000 was recognized on the long-term payable as imputed interest of 8%. Interest accreted for the year ended December 31, 2011 was $10,230.

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

On June 3, 2011, the Company granted to Mr. Richard Davis a three-year warrant to purchase 600,000 unregistered shares of the Company’s common stock at an exercise price of $1.05 per share, in consideration for his service as a Director and for his substantial consulting services since inception, incorporated in the warrant section of Note 6 - Stockholder’s Equity. Since 2008, Richard H. Davis has served as a Director of the Company, and since August 2011 he has served as Chief Executive Officer of the Company. The Company’s Board of Directors will determine an appropriate compensation package for Mr. Davis in consideration of his serving as the Company’s Chief Executive Officer.

On June 3, 2011, the Company granted to Mr. John L. Hofmann a three-year warrant to purchase 200,000 unregistered shares of the Company’s common stock at an exercise price of $1.05 per share, in partial consideration for his firm’s financial consulting and accounting services since July 2010, incorporated in the warrant section of Note 6 - Stockholder’s Equity. Since August 2011, Mr. Hofmann has served as Chief Financial Officer of the Company. The Company’s Board of Directors will determine an appropriate compensation package for Mr. Hofmann in consideration of his serving as the Company’s Chief Financial Officer.

Effective January 1, 2011, the Company entered into an employment agreement with Keith Johnson, pursuant to which Mr. Johnson serves as Chief Technical Officer. The agreement was amended as of June 15, 2011. Pursuant to this agreement, Mr. Johnson receives a salary of $12,500 per month (which was increased from $10,000 effective June 15, 2011). The Company also paid Mr. Johnson a $5,000 signing bonus. This agreement is terminable by either party without cause upon 30 days’ prior written notice. In connection with the initial employment agreement, the Company granted Mr. Johnson, in January 2011, a 10-year option to purchase 1,350,000 shares of our common stock at a price of $.59 per share (the market price on the date of grant). One fourth of this option, i.e., 337,500, shares vested as of the date of the employment agreement and the balance vests in equal installments every six months thereafter until fully vested, provided that he is still employed by the Company at this time. In connection with the June 2011 amendment, the Company granted Mr. Johnson a 10-year option to purchase 100,000 shares of common stock at a price of $1.23 per share (the market price on the date of grant) and a 10-year option to purchase 100,000 shares of our common stock at an exercise price of $2.00 per share. One-fourth of these option shares, i.e., 50,000 shares, vested as of the date of the amended employment agreement and the balance vests in equal installments every six months thereafter until fully vested, provided that he is still employed by the Company at the time and subject to the Company achieving certain operational targets. Additionally, in connection with his employment agreement, Mr. Johnson assigned certain intellectual property rights to the Company, including rights under U.S. Patent Application 61/424,249 filed on December 17, 2010. The employment agreement contains standard confidentiality provisions, as well as standard non-competition and non-solicitation provisions which survive for two years following termination of employment.

Effective June 15, 2011, the Company entered into an employment agreement with Mark P. Prinz, pursuant to which Mr. Prinz serves as a Project Engineer of the Company. Pursuant to this agreement, the Company pays Mr. Prinz a salary of $11,250 per month, and paid him a one-time signing bonus of $5,000. This agreement is terminable by either party without cause upon 30 days’ prior written notice. In connection with this employment agreement, the Company granted Mr. Prinz (i) a 10-year option to purchase 100,000 shares of the Company’s common stock at a price of $1.23 per share; and (ii) a 10-year option to purchase 100,000 shares of the Company’s common stock at a price of $2.00 per share. In each case, one-fourth of the option shares, i.e. , 25,000 shares, vested as of the date of the employment agreement, and the balance vests in equal installments every six months thereafter until fully vested, provided that Mr. Prinz is still employed by the Company at the time and subject to the Company achieving certain operational targets. Additionally, in connection with this employment agreement, Mr. Prinz assigned certain intellectual property rights to the Company.   The employment agreement contains standard confidentiality provisions, as well as standard non-competition and non-solicitation provisions which survive for two years following termination of employment.

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

On November 1, 2011, the Company entered into a binding letter of intent for the acquisition of all of the membership interests in Cornerstone Conservation Group LLC, Scottsdale, Arizona (“Cornerstone”). Cornerstone’s main asset is its proprietary Combined Cooling, Heating and Power (“CCHP”) technology, which utilizes waste heat from commercial and residential heating, ventilation air conditioning and refrigeration (“HVACR”) systems. Cornerstone also has substantial experience and technology relating to geothermal or ground source heat pumps.

As consideration for the Cornerstone acquisition, the Company agreed to issue at closing upon execution of a definitive agreement (i) a total of 2,250,000 restricted shares of common stock to Cornerstone’s members, Bryce Johnson (“Johnson”), Paul Kelly (“Kelly”) and Vincent Hils (“Hils”), in the amounts of 1,575,000, 337,500 and 337,500 shares, respectively, (ii) 10,000 restricted shares to a Cornerstone employee, and (iii) three year warrants to purchase 150,000 shares each to Johnson and Kelly, with 50,000 each exercisable beginning January 1, 2012, at a price of $2.00 per share, 50,000 each exercisable beginning July 1, 2012, at a price of $3.00 per share, and 50,000 each exercisable beginning January 1, 2013, at a price of $4.00 per share. On November 1, 2011, pursuant to the letter of intent, Mr. Johnson joined the Company’s Board of Directors.

Note 9 – Income Taxes

Deferred income taxes are provided based on the provisions of ASC 740, “Accounting for Income Taxes”, to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months. The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2011, 2010, 2009 and 2008.

The Company classifies interest and penalties arising from underpayment of income taxes in the consolidated statements of operations as general and administrative expenses. As of December 31, 2011, the Company had no accrued interest or penalties related to uncertain tax provisions.

Significant components of the Company’s net deferred income taxes are as follows:

	For the Years ended
	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$1,063,755	$516,347
Start-up cost	440,340	389,868
Stock based compensation	426,228	—
Other	4,810	4,564
Deferred tax assets	1,935,133	910,779
Less valuation allowance	(1,935,133)	(910,779)
Net deferred tax assets after valuation allowance	$—	$—

A reconciliation of the U.S. statutory federal income tax rate to the effective income tax rate (benefit) follows:

Rate Reconciliation

Federal income tax at statutory rate	$(884,000)
State Tax	(143,000)
Change in Valuation Allowance	1,024,354
Permanent Differences	2,277
Other	369

$(0)

In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more than likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment. After consideration of the evidence, both positive and negative, management has determined that a $1,935,133 valuation allowance at December 31, 2011 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $1,024,354. At December31, 2011, the Company has available net operating loss carry forwards for federal income tax purposes of $2,693,051 expiring at various times from 2027 through 2031.

Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Write-offs	Other Changes	Balance at End of Period

Deferred tax asset valuation allowance

Year ended December 31, 2011	$910,779	$1,024,354			$1,935,133
Year ended December 31, 2010	$818,000	$92,779			$910,779

Note 10 – Subsequent Events

In the first quarter of 2012, the Company raised $500,000 exclusively from accredited European investors (including $275,000 from a Newton affiliate) pursuant to a private placement of 500,000 shares of common stock at a price of $1.00 per share. There was no warrant issued pursuant to this round; however, simultaneously Newton affiliates received three year warrants to purchase 500,000 shares at $1.00 per share in connection with the settlement of certain claims by and between the Company and Newton.

The Cornerstone acquisition was closed, and the contemplated common stock and warrants issued, on March 30, 2012, pursuant to a definitive Membership Interest Purchase Agreement between the Company and Messrs. Bryce Johnson, Kelly and Hils. Bryce Johnson became the Company’s Chief Operating Officer on January 1, 2012, and on January 1, 2012, the Company moved its operations to a 5,000 square foot facility owed by Mr. Johnson in Scottsdale, Arizona. The Company intends to negotiate with Mr. Johnson a lease on fair market terms. The Company has determined that it is not practicable to provide summarized financial data for Cornerstone. The assets acquired were substantially intellectual property, and the Company did not assume any significant liabilities.

In April 2012, the Company purchased 100,000 shares of common stock from a company owned by its Director and co-founder Fred Barker at a price of $.25 per share. Of the $25,000 purchase price, $14,000 was paid in 2011. The shares will be held as treasury stock at the date of closing.

