Form 10-Q
period 2012-03-31
POWERVERDE, INC.
filed 2012-07-11
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2012

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

(305) 666-0024

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

☐ Yes      ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 10, 2012 the issuer had 28,719,565 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

PowerVerde, Inc. and Subsidiary (A Development Stage Company) Condensed Consolidated Balance Sheets March 31, 2012 and December 31, 2011 (Unaudited)

	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$221,175	$7,530
Accounts receivable	14,435	18,909
Prepaid expenses and other current assets	24,000	24,267
Total Current Assets	259,610	50,706

Property and Equipment

Property and equipment, net of accumulated depreciation of $22,434 and $20,521, respectively	13,896	15,809

Other Assets
Intellectual Property	659,440	—
Goodwill	2,637,760	—
Total Other Assets	3,297,200	—

Total Assets	$3,570,706	$66,515

Liabilities and Stockholders’ Equity/(Deficiency)
Current Liabilities
Accounts payable and accrued expenses	$325,980	$179,304
Total Current Liabilities	325,980	179,304

Long-Term Liabilities
Payable to related party	184,632	180,988
Total Long-Term Liabilities	184,632	180,988

Total Liabilities	510,612	360,292
Stockholders’ Equity/(Deficiency)
Common stock:
100,000,000 common shares authorized, par value $0.0001 per share,28,384,565 common shares issued and outstanding at March 31, 2012 and 25,624,565 common shares issued and outstanding at December 31, 2011	3,288	3,012
Additional paid-in capital	8,871,802	4,730,724
Treasury stock, 4,500,000 shares at cost	(170,758)	(170,758)
Deficit accumulated in the development stage	(5,644,238)	(4,856,755)
Total Stockholders’ Equity/(Deficiency)	3,060,094	(293,777)

Total Liabilities and Stockholders’ Equity/(Deficiency)	$3,570,706	$66,515

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2012 and 2011, and the

period from March 9, 2007 (Date of Inception) to March 31, 2012

(Unaudited)

	Three months ended March 31,		Cumulative from inception through March 31, 2012
	2012	2011

Revenue, Net	$14,435	$10,438	$299,191

Cost of Goods Sold	—	—	136,925

Gross Profit	14,435	10,438	162,266

Operating Expenses
Research and development	577,036	200,086	2,584,717
General and administrative	221,239	228,519	2,892,850
Total Operating Expenses	798,275	428,605	5,477,567

Loss from Operations	(783,840)	(418,167)	(5,315,301)

Other Income (Expenses)
Interest income	—	—	2,401
Interest expense	(3,644)	—	(347,350)
Other	—	23,657	16,011
Total Other Income (Expense)	(3,644)	23,657	(328,938)

Loss before Income Taxes	(787,484)	(394,510)	(5,644,239)
Provision for Income Taxes	—	—	—

Net Loss	$(787,484)	$(394,510)	$(5,644,239)

Net Loss per Share - Basic and Diluted	$(0.03)	$(0.01)

Weighted Average Common Shares Outstanding - Basic and Diluted	25,962,587	28,644,526

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary (A Development Stage Company) Consolidated Statement of Changes in Stockholders’ Equity/(Deficiency ) For the three months ended March 31, 2012 (Unaudited)

	Common Shares	Common Stock	Additional Paid in Capital	Treasury Stock	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity/(Deficiency)

Balances, December 31, 2011	25,624,565	$3,012	$4,730,724	$(170,758)	$(4,856,755)	$(293,777)

Sale of common stock at $1.00 per share, net of stock issuance costs of $50,000	500,000	50	449,950			450,000
Issuance of warrants for settlement with Newton			262,700			262,700
Stock-based compensation			131,454			131,454
Issuance of common stock at $1.37 per share for Cornerstone acquisition	2,260,000	226	3,095,974			3,096,200
Issuance of warrants for Cornerstone acquisition			201,000			201,000

Net loss for the three months ended March 31, 2012					(787,484)	(787,484)

Balances, March 31, 2012	28,384,565	$3,288	$8,871,802	$(170,758)	$(5,644,239)	$3,060,094

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2012 and 2011, and the

period from March 9, 2007 (Date of Inception) to March 31, 2012

(Unaudited)

	2012	2011	Cumulative from inception through March 31, 2012
Cash Flows from Operating Activities
Net loss	$(787,484)	$(394,510)	$(5,644,239)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, amortization, and impairment charges	1,913	1,680	22,434
Amortization of discount	3,644	—	343,336
Stock based compensation	131,454	131,454	654,603
Warrants issued for services	—	—	612,150
Warrants issued for settlement	262,700	—	262,700

Changes in operating assets and liabilities:
Accounts receivable and other assets	4,741	(5,088)	(38,435)
Inventory	—	(140,105)
Deposit on build to suit unit	—	30,000
Accounts payable and accrued liabilities	146,677	(89,100)	95,449

Cash Provided by (Used in) Operating Activities	(236,355)	(465,669)	(3,692,002)
Cash Flows From Investing Activities
Purchase of fixed assets	—	(11,193)	(36,330)
Cash acquired in business acquisition	—	—	872

Cash Used in Investing Activities	—	(11,193)	(35,458)

Cash Flows from Financing Activities
Proceeds from issuance of common stock and warrants	500,000	1,000,000	4,152,250

Proceeds from notes payable	—	—	300,000
Payment of line of credit	—	—	(50,000)
Payment of note payable	—	—	(90,217)
Payment of stock issuance costs	(50,000)	(100,000)	(363,398)

Cash Provided by Financing Activities	450,000	900,000	3,948,635

Net Increase (Decrease) in Cash	213,645	423,138	221,175

Cash, at Beginning of Period	7,530	15,646	$—

Cash, at End of Period	$221,175	$438,784	$221,175

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest
Cash paid during the period for income taxes	$—	$—	$24,221
	$—	$—	$—
Supplemental Schedule of Non-Cash Financing Activities

Common stock issued for convertible debt	—	—	$189,261
Common stock issued for services	$—	$—	$56,250
Common stock issued for acquisition of Cornerstone Conservation Group, LLC	$3,096,200	$—	$3,096,200
Warrants issued in connection with acquisition of Cornerstone Conservation Group, LLC	$201,000	$—	$201,000
Purchase of treasury stock with long-term related party payable	$—	$—	$170,758
Warrants issued in connection with debt	$—	$—	$299,984
Common stock issued in connection with debt forgiveness and services rendered	$—	$—	$250,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2012

Note 1 – Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Annual Report of PowerVerde, Inc. (“PowerVerde,” “we,” “us,” “our,” or the “Company”) as of and for the year ended December 31, 2011. The results of operations for the three months ended March 31, 2012, are not necessarily indicative of the results to be expected for the full year or for future periods. The condensed consolidated financial statements include the accounts of PowerVerde, Inc., formerly known as Vyrex Corporation (the "Company"), and PowerVerde Systems, Inc., formerly known as PowerVerde, Inc., its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

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

Note 3 – Summary of Significant Accounting Policies

Development Stage Company

The Company is a development stage company as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities.” The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Accounts Receivable

Accounts receivable consist of balances due from sales and royalties. The Company monitors accounts receivable and provides allowances when considered necessary. At March 31, 2012, accounts receivable were considered to be fully collectible. Accordingly, no allowance for doubtful accounts was provided.

Revenue Recognition

Sales revenues and associated cost of sales are recognized when title of the goods sold pass to the buyer, when shipped and when accounts receivable are determined to be reasonably collectable. Certain sales agreements also require installation and training by PowerVerde once goods are received and accepted by the customer.

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

Intellectual Property and Goodwill

The Company reviews intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses an estimate of the undiscounted cash flows over the remaining life of its long-lived assets, or related group of assets where applicable, in measuring whether the assets to be held and used will be realizable. In the event of impairment, the Company would discount the future cash flows using its then estimated incremental borrowing rate to estimate the amount of the impairment.

Goodwill is evaluated for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment analysis involves a two step process. Step one involves the comparison of the fair value of the reporting unit to which goodwill relates (the Company’s enterprise value) to the carrying value of the reporting unit. If the fair value exceeds the carrying value, there is no impairment. If the carrying value exceeds the fair value of the reporting unit, the Company determines the implied fair value of goodwill and records an impairment charge for any excess of the carrying value of goodwill over its implied fair value.

Stock-based Compensation

The Company accounts for share-based compensation in accordance with ASC Topic 718 Share-Based Payments. The Company has used the Black-Scholes option pricing model to estimate the fair value of stock options on the date of grant.

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2008, 2009, 2010 and 2011, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2012.

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

Note 4 – Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-11 “Disclosures about offsetting Assets and Liabilities” requiring additional disclosure about offsetting and related arrangements. ASU 2011-11 is effective retrospectively for periods beginning on or after January 1, 2013. The adoption of ASU 2011-11 will not have a material impact on the Company’s future financial position, results of operations or liquidity.

Note 5 – Acquisition

On March 30, 2012, the Company purchased 100% of the membership interests of Cornerstone Conservation Group LLC (“Cornerstone”) pursuant to a Membership Interest Purchase Agreement (the “Agreement”). Cornerstone’s main asset is its proprietary Combined Cooling, Heating and Power (“CCHP”) technology, which utilizes waste heat from commercial and residential heating, ventilation air conditioning and refrigeration (“HVACR”) systems. Cornerstone also has substantial experience and technology relating to geothermal or ground source heat pumps. The Company also moved its operations to a 5,000 square foot facility owned by one of the sellers in Scottsdale, Arizona. The Company has been using the facility rent-free on a short-term basis but expects to negotiate a lease on fair market terms.

In consideration for the 100% membership interests in Cornerstone, the Company issued 2,260,000 shares of the Company’s common stock (valued at $1.37 per share, the closing price on March 30, 2012) to the selling members of Cornerstone and issued to the sellers fully vested three–year warrants to purchase an aggregate of 300,000 shares of the Company’s common stock as follows:

(i)	100,000 shares at an exercise price of $2.00 per share, exercisable beginning January 1, 2012, through December 31, 2016;

(ii)	100,000 shares at an exercise price of $3.00 per share, exercisable beginning July 1, 2012, through June 30, 2017; and

(iii)	100,000 shares at an exercise price of $4.00 per share, exercisable beginning January 1, 2013, through December 31, 2017.

The estimated fair value of the total warrants issued in connection with the acquisition of Cornerstone was $201,000 which was calculated using the Black-Scholes option valuation method with the following assumptions: a risk free interest rate of 1.04 percent, an estimated volatility of 79.1 percent and no dividend yield.  The total present value of all consideration expected to be paid as part of this agreement was $3,297,200.

The following summarizes the fair values of the assets acquired:

Intangible asset – Research and Development	$659,440
Goodwill	2,637,760
Total assets acquired	3,297,200
Aggregate purchase price	$3,297,200

The assets acquired were recorded at preliminary estimates of fair values determined by management, based on information currently available and on current assumptions as to future operations, and are subject to change upon the completion of acquisition accounting, including the finalization of asset valuations.

The following unaudited pro forma financial information presents the combined results of operations of the Company and Cornerstone as if the acquisition had occurred as of January 1, 2012. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the acquisition been completed as of January 1, 2012. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the future financial position or operating results of PowerVerde. The unaudited pro forma financial information excludes acquisition and integration costs and does not give effect to any estimated and potential cost savings or other operating efficiencies that could result from the acquisition.

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS INFORMATION

	For the Three Months Ended March 31
	2012	2011
Revenue	$29,043	$49,193

Net loss attributable to common shareholders of the Company	$(877,443)	$(462,440)
Basic and diluted net loss per common share attributable to common shareholders of PowerVerde	$(0.03)	$(0.02)

Note 6 – Property and Equipment

A summary of property and equipment at March 31, 2012 and December 31, 2011 is as follows:

	March 31, 2012	December 31, 2011	Estimated Useful Lives (in years)

Equipment	$25,426	$25,426	5
Computer equipment (hardware)	6,974	6,974	3-5
Software	3,929	3,929	3
	36,329	36,329

Less: Accumulated depreciation	(22,434)	(20,521)

	$13,896	$15,809

The amounts charged to operations for depreciation for the three months ended March 31, 2012 and 2011 were $1,913 and $1,680, respectively. Depreciation expense from inception through March 31, 2012 was $22,434.

Note 7 – Stockholders’ Equity

Warrants

In 2008, the Company issued warrants to purchase 250,000 and 50,000 unregistered shares of the Company’s common stock at exercise prices of $1.50 and $2.30 per share, respectively. The warrants expired on various dates through November 2011. At March 31, 2012, 218,500 of these warrants had expired and 81,500 were exercised.

During March through December 2010, the Company issued warrants to purchase 439,999 unregistered shares of the Company’s common stock at an exercise price of $0.75 per share in association with stock subscription agreements. These warrants expire on various dates through December 2013. As of March 31, 2012, none of these warrants were exercised or had expired.

During January through December 2011, the Company issued warrants to purchase 2,000,000 unregistered shares of the Company’s common stock at an exercise price of $0.75 per share in association with stock subscription agreements. These warrants expire on various dates through June 2014. As of March 31, 2012, none of these warrants were exercised or had expired.

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

On February 3, 2012, The Company issued warrants to purchase 500,000 unregistered shares of the Company’s common stock at an exercise price of $1.00 per share with a five-year term for settlement of certain disputed amounts (See Note 9). These share-based payments have been accounted for in accordance with ASC 815-40 using the Black-Scholes warrant pricing model to determine the fair value of each warrant.

In connection with the acquisition of Cornerstone (See Note 5), on March 30, 2012, the Company issued warrants to purchase 300,000 unregistered shares of common stock at exercise prices ranging from $2.00 to $4.00 per share. These warrants expire at various dates through December 2017.

Expenses related to warrants issued in conjunction with settlement of certain disputes for the three months ended March 31, 2012 and 2011 were $262,700 and $0, respectively.

A summary of warrants issued, exercised and expired during the three months ended March 31, 2012 is as follows:

	Shares	Weighted Average Exercise Price
Balance at December 31, 2011	4,294,999	0.88

Issued	800,000	1.75

Balance at March 31, 2012	5,094,999	1.02

The weighted average grant date fair value of warrants issued during the three month period ended March 31, 2012 amounted to $0.52 to $0.77 per warrant. The fair value of each warrant granted as compensation for services was determined using the Black-Scholes warrant pricing model and the following assumptions:

March 31, 2012
Risk Free interest rate	0.33% to 1.04%
Expected term	5.0 years
Annualized volatility	79% - 81%
Expected dividends	—

The expected term of warrants granted is based on the contractual terms of the agreement and represents the period of time that warrants granted are expected to be outstanding.

The warrant shares referred to above are unregistered shares of the Company’s stock and are restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

Private Placement of Common Stock

In February 2012, the Company raised gross proceeds of $500,000 through the private placement of 500,000 shares of its common stock to accredited investors at $1.00 per share. The private placement was undertaken pursuant to the Agreement between the Company and Newton, as disclosed in Note 9, below.

Treasury Shares

On April 7, 2011, 4,500,000 shares of the Company’s stock were surrendered to Treasury in exchange for a $200,000 interest-free note payable in April 2013. The note payable is reported as note payable to related party on the accompanying consolidated balance sheets. In accordance with GAAP, the Company has discounted this obligation at an imputed rate of 8%. The balance at March 31, 2012 was $184,632.

Preferred Shares

The Company has 50,000,000 shares of authorized, $0.0001 par value preferred stock. At March 31, 2012, no shares had been issued.

Note 8 – Stock Options

Stock option activity for the quarter ended March 31, 2012, is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Options outstanding at December 31, 2011	1,750,000	$0.91	10.00
Granted	—	—	—
Options outstanding at March 31, 2012	1,750,000	$0.91	9.8

Total stock option compensation for the three months ended March 31, 2012 and 2011 was $131,454 for each of the periods. Remaining stock option compensation of $335,454 will be recognized through the remainder of 2012.

Note 9 – Commitments and Contingencies

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

Note 10. Subsequent Events.

In April 2012, the Company purchased 100,000 shares of common stock from a company owned by its Director and cofounder Fred Barker at a price of $.25 per share. Of the $25,000 purchase price, $14,000 was paid in 2011 and the balance in April 2012. The shares will be held as treasury stock from the date of closing.

In May 2012, the Company purchased 450,000 shares of its common stock from Mr. Barker at a price of $0.20 per share. Of the $90,000 purchase price, $10,000 was paid at closing and the balance is payable $10,000 per month through January 2013. The shares will be held as treasury stock from the date of closing.

In the second quarter of 2012, the Company raised gross proceeds of $335,000 through the private placement of 335,000 unregistered shares of common stock to accredited investors at $1.00 per share.  Each investor received a three-year warrant to purchase shares of common stock at $3.00 per share for a number of shares equal to the number of shares purchased by the investor in this offering. The Company paid a 10% commission on the gross proceeds of this offering to its placement agent.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Readers are cautioned that the statements in this Report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are based on the beliefs of our management, as well as on assumptions made by and information currently available to us as of the date of this Report. When used in this Report, the words “plan,” “will,” “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project” and similar expressions are intended to identify such forward-looking statements. Although we believe these statements are reasonable, actual actions, operations and results could differ materially from those indicated by such forward-looking statements as a result of the risk factors included in our 2011 Annual Report, or other factors. We must caution, however, that this list of factors may not be exhaustive and that these or other factors, many of which are outside of our control, could have a material adverse effect on us and our ability to achieve our objectives. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above.

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

Revenue Recognition

Sales revenues and associated cost of sales are recognized when title of the goods sold pass to the buyer, when shipped, and when accounts receivable are determined to be reasonably collectable. Certain sales agreements also require installation and training by PowerVerde once goods are received and accepted by the customer. The Company does not consider these agreements multiple elements arrangements as defined by ASC 605-25 Revenue Recognition , as the Company does not offer installation or training as services separate from the sale of its products, at this time, and therefore a “best estimate of selling price” or individual pricing in accordance with ASC 605-25 is undeterminable. The Company defers all revenues and costs of sales until the agreement is 100% complete.

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

Results of Operations

Three Months Ended March 31, 2012 as Compared to Three Months Ended March 31, 2011

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. We had no material revenues in the first quarter of 2012 and 2011 — just $14,435 and $10,438 in Biotech IP licensing fees, respectively. In both years, we had substantial expenses due to our ongoing research and development activities, as well as substantial administrative expenses associated with our status as a public company. Our research and development expenses increased by $114,249 (57.1%) in the first quarter of 2012 as compared to 2011, and our general and administrative expenses increased by $255,420 (111.8%). These increases were due to our substantially increased scale of operations to develop, test and commercialize our systems and our efforts to further develop our relationship with our European distributor, Newton Investments B.V. (“Newton”). We incurred substantially increased expenses in 2012 for employee/consultant compensation, including the value of stock-based compensation vested and warrants issued, as well as for travel expenses. These increased expenses were due in large part to the addition to our team of key personnel from Cornerstone Conservation Group LLC (“Cornerstone”), whose complementary intellectual property we acquired in the first quarter of 2012. Our net loss was $787,484 in the first quarter of 2012, a 99.6% increase over the net loss of $394,510 in the first quarter of 2011. The substantial increase in our net loss in 2012 was due to our vigorous efforts to develop and commercialize our technology and products and implement our business plan, which included the Cornerstone acquisition. Substantial net losses will continue until we are able to successfully commercialize and market our products, as to which there can be no assurance.

Liquidity and Capital Resources

We have financed our operations since inception through the sale of debt and equity securities. As of March 31, 2012, we had a working capital deficit of $66,370 compared to a working capital deficit of $128,598 at December 31, 2011.

During the first quarter of 2012, we raised gross proceeds of $500,000 through the private placement of 500,000 unregistered shares of our common stock to accredited investors at $1.00 per share. We paid a 10% commission on the gross proceeds of this offering to our placement agent, Martinez-Ayme Securities.

In the second quarter of 2012, we raised gross proceeds of $335,000 through the private placement of 335,000 unregistered shares of our common stock to accredited investors at $1.00 per share. Each investor received a three-year warrant to purchase shares of our common stock at $3.00 per share for a number of shares equal to the number of shares purchased by the investor in this offering. We paid a 10% commission on the gross proceeds of this offering to our placement agent, Martinez-Ayme Securities.

We believe that our current level of working capital will be sufficient to sustain our current operations through at least approximately the next two months. However, we continue to seek more funding from private equity investors, as we will need to raise substantial additional capital in order to finance our plan of operations. There can be no assurance that we will be able to raise the necessary funds. If we do not raise the necessary funds, we will be forced to cease operations.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in internal control over financial reporting during the three months ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the 2011 Annual Report. Please refer to that section for disclosure regarding the risks and uncertainties related to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the first quarter of 2012, we raised $500,000 exclusively from accredited European investors (including $275,000 from a Newton affiliate) pursuant to a private placement of $500,000 shares of common stock at a price of $1.00 per share. There was no warrant issued pursuant to this round; however, simultaneously Newton affiliates received three-year warrants to purchase 500,000 shares at $1.00 per share in connection with the settlement of certain claims by and between the Company and Newton.

In the second quarter of 2012, we raised gross proceeds of $335,000 through the private placement of 335,000 unregistered shares of our common stock to accredited investors at $1.00 per share. Each investor received a three-year warrant to purchase shares of our common stock at $3.00 per share for a number of shares equal to the number of shares purchased by the investor in this offering. We paid a 10% commission on the gross proceeds of this offering to our placement agent, Martinez-Ayme Securities.

In March 2012, in connection with our acquisition of 100% of the membership interests of Cornerstone Conservation Group LLC, we issued 2,260,000 shares of common stock and fully vested three-year warrants to purchase 300,000 shares of our common stock at prices ranging from $2.00-$4.00 per share. See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements.

The foregoing issuances were made pursuant to the private offering exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended. All proceeds of these sales were used for working capital.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

In April 2012, we purchased 100,000 shares of our common stock from a company owned by our Director and cofounder Fred Barker at a price of $.25 per share. Of the $25,000 purchase price, $14,000 was paid in 2011 and the balance in April 2012. The shares will be held as treasury stock from the date of closing.

In May 2012, we purchased 450,000 shares of our common stock from Mr. Barker at a price of $0.20 per share. Of the $90,000 purchase price, $10,000 was paid at closing and the balance is payable $10,000 per month through January 2013. The shares will be held as treasury stock from the date of closing.

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

POWERVERDE, INC.

Dated: July 11, 2012	By:	/s/ Richard H. Davis
Richard H. Davis
Chief Executive Officer

Dated: July 11, 2012	By:	/s/ John L. Hofmann
John L. Hofmann
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

