Form 10-Q
period 2012-06-30
POWERVERDE, INC.
filed 2012-08-14
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2012

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

(305) 666-0024

(Registrant's telephone number including area code)

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

☐ Yes ☒ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 13, 2012 the issuer had 28,169,565 shares of common stock outstanding.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Balance Sheets

June 30, 2012 and December 31, 2011

(Unaudited)

	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$100,051	$7,530
Accounts receivable	29,922	18,909
Prepaid expenses and other current assets	40,701	24,267
Total Current Assets	170,674	50,706

Property and Equipment
Property and equipment, net of accumulated depreciation of $24,036 and $20,521, respectively	12,294	15,809

Other Assets
Intellectual Property, net of accumulated amortization of $54,953	604,487	—
Goodwill	2,637,760	—

Total Assets	$3,425,215	$66,515

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$68,838	$139,453
Payable to related party	548,263	39,851
Total Current Liabilities	617,101	179,304

Long-Term Liabilities
Payable to related parties	—	180,988
Total Long-Term Liabilities	—	180,988
Total Liabilities	617,101	360,292

Stockholders' Equity/(Deficiency)
Common stock:
100,000,000 common shares authorized, par value $0.0001 per share, 28,094,565 common shares issued and outstanding at June 30, 2012 and 25,624,565 common shares issued and outstanding at December 31, 2011	3,322	3,012
Additional paid-in capital	9,275,268	4,730,724
Treasury stock at cost, 5,050,000 shares at June 30, 2012 and 4,500,000 shares at December 31, 2011	(285,758)	(170,758)
Deficit accumulated in the development stage	(6,184,718)	(4,856,755)
Total Stockholders' Equity/(Deficiency)	2,808,114	(293,777)

Total Liabilities and Stockholders' Equity/(Deficiency)	$3,425,215	$66,515

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2012 and 2011, and the period from March 9, 2007 (Date of Inception) to June 30, 2012

(Unaudited)

	Three months ended		Six months ended		Cumulative from inception
	June 30,		June 30,		through
	2012	2011	2012	2011	June 30, 2012

Revenue, Net	$29,922	$20,553	$44,357	$30,991	$329,113

Cost of Goods Sold	$—	$6,925	$—	$6,925	$136,925

Gross Profit	$29,922	$13,628	$44,357	$24,066	$192,188

Operating Expenses
Research and development	295,251	358,729	872,287	558,815	2,879,968
General and administrative	271,433	902,503	492,672	1,131,022	3,164,283
Total Operating Expenses	566,684	1,261,232	1,364,959	1,689,837	6,044,251

Loss from Operations	(536,762)	(1,247,604)	(1,320,602)	(1,665,771)	(5,852,063)

Other Income (Expenses)
Interest income	—	—	—	—	2,401
Interest expense	(3,717)	(3,157)	(7,361)	(3,157)	(351,067)
Other income	—	—	—	23,657	16,011
Total Other Income (Expense)	(3,717)	(3,157)	(7,361)	20,500	(332,655)

Loss before Income Taxes	(540,479)	(1,250,761)	(1,327,963)	(1,645,271)	(6,184,718)
Provision for Income Taxes	—	—	—	—	—

Net Loss	$(540,479)	$(1,250,761)	$(1,327,963)	$(1,645,271)	$(6,184,718)

Net Loss per Share - Basic and Diluted	$(0.02)	$(0.05)	$(0.05)	$(0.06)

Weighted Average Common Shares Outstanding - Basic and Diluted	28,154,620	25,415,167	27,015,795	27,074,012

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity/(Deficiency)

For the six months ended June 30, 2012

(Unaudited)

	Common Shares	Common Stock	Paid in Capital	Treasury Stock	Deficit Accumulated during the Development Stage	Total Stockholders' Equity/ (Deficiency)

Balances, December 31, 2011	25,624,565	$3,012	$4,730,724	(170,758)	$(4,856,755)	$(293,777)

Sale of common stock at $1.00 per share, net of stock issuance costs of $83,500	835,000	84	751,416			751,500
Issuance of warrants for settlement with Newton			262,700			262,700
Stock-based compensation			233,454			233,454
Issuance of common stock at $1.37 per share for Cornerstone acquisition	2,260,000	226	3,095,974			3,096,200
Issuance of warrants for Cornerstone acquisition			201,000			201,000
Cancellation of shares issued for services to Del Mon Consulting	(75,000)
Treasury Stock	(550,000)			(115,000)		(115,000)
Net loss for the six months ended June 30, 2012					(1,327,963)	(1,327,963)
Balances, June 30, 2012	28,094,565	$3,322	$9,275,268	(285,758)	$(6,184,718)	$2,808,114

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2012 and 2011, and the

period from March 9, 2007 (Date of Inception) to June 30, 2012

(Unaudited)

			Cumulative from
			inception through
	2012	2011	June 30, 2012
Cash Flows from Operating Activities
Net loss	$(1,327,963)	$(1,645,271)	$(6,184,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and impairment charges	58,468	3,743	78,989
Amortization of discount	7,361	3,157	347,053
Stock based compensation	233,454	284,454	756,603
Warrants issued for services	—	612,150	612,150
Warrants issued for settlement	262,700	—	262,700
Changes in operating assets and liabilities:
Accounts receivable and other assets	(41,446)	(126,253)	(84,622)
Inventory	—	(130,000)	(130,000)
Deferred Revenue	—	130,000	130,000
Accounts payable and accrued liabilities	179,447	9,846	128,219

Cash Used in Operating Activities	(627,979)	(858,174)	(4,083,626)

Cash Flows From Investing Activities
Purchase of fixed assets	—	(11,192)	(36,330)
Cash acquired in business acquisition	—	—	872
	—	(11,192)	(35,458)
Cash Used in Investing Activities

Cash Flows from Financing Activities
Proceeds from issuance of common stock and warrants	835,000	1,500,000	4,487,250
Proceeds from notes payable	—	—	300,000
Payment of line of credit	—	—	(50,000)
Payment of note payable	—	—	(90,217)
Purchase of treasury stock	(31,000)	—	(31,000)
Payment of stock issuance costs	(83,500)	(150,000)	(396,898)

Cash Provided by Financing Activities	720,500	1,350,000	4,219,135

Net Increase in Cash	92,521	480,634	100,051

Cash, at Beginning of Period	7,530	15,646	—
Cash, at End of Period	$100,051	$496,280	$100,051

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$—	$—	$24,221
Cash paid during the period for income taxes	$—	$—	$—

Supplemental Schedule of Non-Cash Financing Activities
Common stock issued for convertible debt	$—	$—	$189,261
Common stock issued issued for services	$—	$—	$56,250
Common stock issued for acquisition of Cornerstone Conservation Group, LLC	$3,096,200	$—	$3,096,200
Warrants issued in connection with acquisition of Cornerstone Conservation Group, LLC	$201,000	$—	$201,000
Purchase of treasury stock with long-term related party payable	$—	$170,758	$170,758
Purchase of treasury stock with short-term related party payable	$70,000	$—	$70,000
Warrants issued in connection with debt	$—	$—	$299,984
Common stock issued in connection with debt forgiveness and services rendered	$—	$—	$250,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PowerVerde, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2012

Note 1 – Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Annual Report of PowerVerde, Inc. (“PowerVerde,” “we,” “us,” “our,” or the “Company”) as of and for the year ended December 31, 2011. The results of operations for the six months ended June 30, 2012, are not necessarily indicative of the results to be expected for the full year or for future periods. The condensed consolidated financial statements include the accounts of PowerVerde, Inc., formerly known as Vyrex Corporation (the "Company"), and PowerVerde Systems, Inc., formerly known as PowerVerde, Inc., its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable consist of balances due from sales and royalties. The Company monitors accounts receivable and provides allowances when considered necessary. At June 30, 2012, accounts receivable were considered to be fully collectible. Accordingly, no allowance for doubtful accounts was provided.

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

Intellectual Property and Goodwill

The Company reviews intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses an estimate of the undiscounted cash flows over the remaining life of its long-lived assets, or related group of assets where applicable, in measuring whether the assets to be held and used will be realizable. In the event of impairment, the Company would utilize a discounted cash flow analysis to determine an estimate of the amount of the impairment.

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

For those reporting units with zero or negative carrying amounts, an entity must evaluate whether it is more likely than not that a goodwill impairment exists, regardless of the mathematical results of the Step 1 test.  In making that determination, the entity should consider whether there are any adverse qualitative factors that could impact the amount of goodwill.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2008, 2009, 2010 and 2011, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2012.

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

Reclassifications

Certain reclassifications have been made to conform prior period’s presentation to the current period’s presentation. These reclassifications had no effect on reported losses.

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

In July 2012, the FASB issued ASU 2012-02- Testing Indefinite- Lived Intangible Assets Impairment (“ASU 2012-02”) in order to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance. The new guidance allows an entity the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. ASU 2012-02 becomes effective for the Company on October 1, 2012, and earlier adoption is permitted. The Company does not expect the adoption of the guidance to have a material impact on its condensed consolidated financial statements.

Note 5 – Acquisition

On March 30, 2012, the Company purchased 100% of the membership interests of Cornerstone Conservation Group LLC (“Cornerstone”) pursuant to a Membership Interest Purchase Agreement (the “Agreement”). Cornerstone’s main asset is its proprietary Combined Cooling, Heating and Power (“CCHP”) technology, which utilizes waste heat from commercial and residential heating, ventilation air conditioning and refrigeration (“HVACR”) systems. Cornerstone also has substantial experience and technology relating to geothermal or ground source heat pumps. The Company also moved its operations to a 5,000 square foot facility owned by one of the sellers in Scottsdale Arizona. The Company has been using the facility rent free on a short term basis but expects to negotiate a lease on fair market terms.

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

The following summarizes the fair values of the assets acquired:

Intangible asset – Intellectual Property	$659,440
Goodwill	2,637,760
Total assets acquired	3,297,200
Aggregate purchase price	$3,297,200

The assets acquired were recorded at preliminary estimates of fair values determined by management, based on information currently available and on current assumptions as to future operations, and are subject to change upon the completion of acquisition accounting, including the finalization of asset valuations.

For the six months ended June 30, 2012, amortization expense and accumulated amortization of the intangible asset- intellectual property was $54,953.

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

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS INFORMATION

	For the Six Months Ended June 30
	2012	2011
Revenue	$58,965	$242,352

Net loss attributable to common shareholders of the Company	$(1,417,922)	$(1,633,803)
Basic and diluted net loss per common share attributable to common shareholders of PowerVerde	$(0.05)	$(0.06)

Note 6 – Property and Equipment

A summary of property and equipment at June 30, 2012 and December 31, 2011 is as follows:

	June 30, 2012	December 31, 2011	Estimated Useful Lives (in years)

Equipment	$25,426	$25,426	5
Computer equipment (hardware)	6,975	6,975	3 - 5
Software	3,929	3,929	3
	36,330	36,330

Less: Accumulated depreciation	(24,036)	(20,521)

	$12,294	$15,809

The amounts charged to operations for depreciation for the six months ended June 30, 2012 and 2011 were $3,515 and $3,743, respectively. Depreciation expense from inception through June 30, 2012 was $24,036.

Note 7 – Stockholders’ Equity

Warrants

In 2008, the Company issued warrants to purchase 250,000 and 50,000 unregistered shares of the Company’s common stock at exercise prices of $1.50 and $2.30 per share, respectively. The warrants expired on various dates through November 2011. At June 30, 2012, 218,500 of these warrants had expired and 81,500 were exercised.

During March through December 2010, the Company issued warrants to purchase 439,999 unregistered shares of the Company’s common stock at an exercise price of $0.75 per share in association with stock subscription agreements. These warrants expire on various dates through December 2013. As of June 30, 2012, all of these warrants were outstanding.

During January through December 2011, the Company issued warrants to purchase 2,000,000 unregistered shares of the Company’s common stock at an exercise price of $0.75 per share in association with stock subscription agreements. These warrants expire on various dates through June 2014. As of June 30, 2012, all of these warrants were outstanding.

The Company issued warrants on June 3, 2011 to various persons, including affiliates of the Company, for services provided to the Company. These warrants covered the purchase of 1,855,000 unregistered shares of the Company’s stock at an exercise price of $1.05 per share with a five-year term. These share-based payments have been accounted for in accordance with ASC 815-40 using the Black Scholes warrant pricing model to determine the fair value of each warrant. As of June 30, 2012, all of these warrants were outstanding.

On February 3, 2012, The Company issued warrants to purchase 500,000 unregistered shares of the Company’s common stock at an exercise price of $3.00 per share with a five-year term for settlement of certain disputed amounts (See Note 9). These share-based payments have been accounted for in accordance with ASC 815-40 using the Black-Scholes warrant pricing model to determine the fair value of each warrant. As of June 30, 2012, all of these warrants were outstanding.

In connection with the acquisition of Cornerstone (See Note 5), on March 30, 2012, the Company issued warrants to purchase 300,000 unregistered shares of common stock at exercise prices ranging from $2.00 to $4.00 per share. These warrants expire at various dates through December 2017. As of June 30, 2012, all of these warrants were outstanding.

During the second quarter of 2012, the Company issued warrants to purchase 335,000 unregistered shares of the Company’s common stock at an exercise price of $3.00 per share in association with stock subscription agreements. These warrants expire on various dates through June 2015. As of June 30, 2012, all of these warrants were outstanding.

Expenses related to warrants issued in conjunction with settlement of certain disputes for the six months ended June 30, 2012 and 2011 were $262,700 and $0, respectively.

A summary of warrants issued, exercised and expired during the six months ended June 30, 2012 is as follows:

		Weighted
		Average
	Shares	Exercise Price
Balance at December 31, 2011	4,294,999	0.88
Issued	1,135,000	2.12
Balance at June 30, 2012	5,429,999	1.14

The weighted average grant date fair value of warrants issued during the six month period ended June 30, 2012 amounted to $0.52 to $0.77 per warrant. The fair value of each warrant granted as compensation for services was determined using the Black-Scholes warrant pricing model and the following assumptions:

June 30, 2012
Risk Free interest rate	.33% to 1.04%
Expected term	5.0 years
Annualized volatility	79%-to 81%
Expected dividends	—

The expected term of warrants granted is based on the contractual terms of the agreement and represents the period of time that warrants granted are expected to be outstanding.

The warrant shares referred to above are unregistered shares of the Company’s stock and are restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

Private Placement of Common Stock

In February 2012, the Company raised gross proceeds of $500,000 through the private placement of 500,000 shares of its common stock to accredited investors at $1.00 per share. The private placement was undertaken pursuant to the Agreement between the Company and Newton as disclosed in Note 9, below.

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

Treasury Shares

On April 7, 2011, 4,500,000 shares of the Company’s stock were surrendered to Treasury in exchange for a $200,000 interest-free note payable due in April 2013. The note payable is reported as note payable to related party on the accompanying consolidated balance sheets. In accordance with GAAP, the Company has discounted this obligation at an imputed rate of 8%. The balance at June 30, 2012 was $188,349.

In April 2012, the Company purchased 100,000 shares of common stock from an affiliate at a price of $.25 per share. Of the $25,000 purchase price, $14,000 was paid in 2011 and the balance in April 2012. The shares have been held as treasury stock from the date of closing.

In May 2012, the Company purchased 450,000 shares of its common stock from an affiliate at a price of $0.20 per share. Of the $90,000 purchase price, $10,000 was paid at closing and the balance is payable $10,000 per month through January 2013. The payable has a balance of $70,000 at June 30, 2012 and is included in “Payable to related parties” in the accompanying condensed consolidated balance sheets. The shares have been held as treasury stock from the date of closing.

Preferred Shares

The Company has 50,000,000 shares of authorized, $0.0001 par value preferred stock. At June 30, 2012, no shares had been issued.

Note 8 – Stock Options

Stock option activity for the quarter ended June 30, 2012, is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2011	1,750,000	$0.91	10.00
Granted	—	—	—

Options outstanding at June 30, 2012	1,750,000	$0.91	9.8

Total stock option compensation for the six months ended June 30, 2012 and 2011 was $233,454 and $284,454 respectively. Remaining stock option compensation of $233,454 will be recognized through the remainder of 2012.

Note 9– Commitments and Contingencies

On September 29, 2011, the Company entered into a license agreement (the “License Agreement”) with Newton Investments BV. Pursuant to the License Agreement, Newton will, for a period of 10 years, hold the exclusive manufacturing and distribution rights for the Systems in the 27 countries which are currently members of the European Union, subject to Newton’s achieving minimum sales of at least 100 Systems per year beginning in the second year of the License Agreement, payment of a royalty equal to 20% of the gross sales price of each System sold, and other terms and conditions set forth in the License Agreement.

In the first quarter of 2012, the Company raised $500,000 exclusively from accredited European investors (including $275,000 from a Newton affiliate) pursuant to a private placement of 500,000 shares of common stock at a price of $1.00 per share. There was no warrant issued pursuant to this round; however, simultaneously Newton affiliates received three-year warrants to purchase 500,000 shares at $1.00 per share in connections with the settlement of certain claims by and between the Company and Newton.

Note 10- Related Party Transactions

During the six month periods ended June 30, 2012, and 2011, the Company received services for primarily research and development from an affiliate in the amount of $138,382 and $95,219, respectively. As of June 30, 2012, and December 31, 2011, the Company owed $131, 805 and $31,174, respectively to this affiliate.

Note 11- Subsequent Events.

In the third quarter of 2012, the Company raised gross proceeds of $71,000 through the private placement of 71,000 unregistered shares of common stock to accredited investors at $1.00 per share. Each investor received a three-year warrant to purchase shares of common stock at $3.00 per share for a number of shares equal to the number of shares purchased by the investor in this offering. The Company paid a 10% commission on the gross proceeds of this offering to its placement agent.

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

Results of Operations

Three Months Ended June 30, 2012, as Compared to Three Months Ended June 30, 2011

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. We had no material revenues in the second quarter of 2012 and 2011. In the 2012 second quarter, our revenues of $29,922 came solely from Biotech IP licensing fees. In the 2011 second quarter, our revenues of $20,553 consisted of Biotech IP licensing fees of $13,332 and $7,221 in revenues from our current business. In both years, we had substantial expenses due to our ongoing research and development activities and efforts to commercialize our systems, as well as substantial administrative expenses associated with our status as a public company. Our research and development expenses decreased by $63,478 (17.7%) in the second quarter of 2012 as compared to 2011, and our general and administrative expenses decreased by $631,070 (69.9%) in the same period. Our higher expenses in the second quarter of 2011 were due to the cost of establishing and developing our relationship with our European distributor, Newton Investments B.V. (“Newton”) and our intensive research and development activities in that period, which more than offset our increased expenses in the second quarter of 2012 arising from our hiring of key personnel from Cornerstone Conservation Group LLC (“Cornerstone”), whose complementary intellectual property we acquired in the first quarter of 2012. Our net loss was $540,479 in the second quarter of 2012, a 56.8% decrease from the net loss of $1,250,761 in the second quarter of 2011. The substantial decrease in our net loss in the second quarter of 2012 was due to our unusually high expenses in the comparable 2011 period and our vigorous cost control efforts. Substantial net losses will continue until we are able to successfully commercialize and market our systems, as to which there can be no assurance.

Six Months Ended June 30, 2012, as Compared to Six Months Ended June 30, 2011

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. We had no material revenues in the first six months of 2012 and 2011. In the first six months of 2012, our revenues of $44,357 came solely from Biotech IP licensing fees. In the first six months of 2011, our revenues of $30,991 consisted of Biotech IP licensing fees of $23,770 and $7,221 in revenues from our current business. In both years, we had substantial expenses due to our ongoing research and development activities and efforts to commercialize our systems, as well as substantial administrative expenses associated with our status as a public company. Our research and development expenses increased by $313,472 (56.1%) in the first six months of 2012 as compared to 2011, and our general and administrative expenses decreased by $638,350 (56.4%) in the same period. The increase in research and development expenses was due primarily to our acquisition of the Cornerstone intellectual property in the first quarter of 2012. The increase in research and development was also due to the warrants issued in the first quarter of 2012 to settle certain disputed amounts with Newton with an estimated fair value of $262,700. The decrease in general and administrative expenses was due to our extraordinary expenses in the second quarter of 2011 in connection with the establishment and development of our relationship with Newton, which more than offset our increased compensation expenses in the second quarter of 2012 arising from our hiring of key Cornerstone personnel. Our net loss was $1,327,963 in the first six months of 2012, a 19.3% decrease from the net loss of $1,645,271 in the first six months of 2011. The decrease in our net loss in the first six months of 2012 was due to our unusually high expenses in the comparable 2011 period and our vigorous cost control efforts. Substantial net losses will continue until we are able to successfully commercialize and market our systems, as to which there can be no assurance.

Liquidity and Capital Resources

We have financed our operations since inception through the sale of debt and equity securities. As of June 30, 2012, we had a working capital deficit of $446,427 compared to a working capital deficit of $128,598 at December 31, 2011.

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

In the third quarter of 2012, we raised gross proceeds of $71,000 through the private placement of 71,000 unregistered shares of common stock to accredited investors at $1.00 per share. Each investor received a three-year warrant to purchase shares of common stock at $3.00 per share for a number of shares equal to the number of shares purchased by the investor in this offering. We paid a 10% commission on the gross proceeds of this offering to its placement agent.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in internal control over financial reporting during the six months ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the third quarter of 2012, we raised gross proceeds of $71,000 through the private placement of 71,000 unregistered shares of common stock to accredited investors at $1.00 per share. Each investor received a three-year warrant to purchase shares of common stock at $3.00 per share for a number of shares equal to the number of shares purchased by the investor in this offering. The Company paid a 10% commission on the gross proceeds of this offering to its placement agent.

The foregoing issuances were made pursuant to the private offering exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended. All proceeds of these sales were used for working capital.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

In April 2012, we purchased 100,000 shares of our common stock from a company owned by our Director and cofounder Fred Barker at a price of $.25 per share. Of the $25,000 purchase price, $14,000 was paid in 2011 and the balance in April 2012. The shares have been held as treasury stock from the date of closing.

In May 2012, we purchased 450,000 shares of our common stock from Mr. Barker at a price of $0.20 per share. Of the $90,000 purchase price, $10,000 was paid at closing and the balance is payable $10,000 per month through January 2013. The balance owed at June 30, 2012 is $70,000. The shares have been held as treasury stock from the date of closing.

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

POWERVERDE, INC.

Dated: August 14, 2012	By:	/s/ Richard H. Davis
Richard H. Davis
Chief Executive Officer

Dated: August 14, 2012	By:	/s/ John L. Hofmann
John L. Hofmann
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

