Form 10-Q
period 2012-09-30
POWERVERDE, INC.
filed 2012-11-19
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2012

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

☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 19, 2012 the issuer had 26,015,565 shares of common stock outstanding.

PowerVerde, Inc. and subsidiary

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$19,542	$7,530
Accounts receivable	33,649	18,909
Prepaid expenses and other current assets	30,549	24,267
Trust account - restricted	403,330	—
Total Current Assets	487,070	50,706

Property and Equipment
Property and equipment, net of accumulated depreciation of $25,404 and $20,521, respectively	10,926	15,809

Other Assets
Intellectual Property, net of accumulated amortization of $109,907	549,533	—
Goodwill	2,637,760	—

Total Assets	$3,685,289	$66,515

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$356,155	$139,453
Payable to related parties	297,755	39,851
Trust liability	403,330
Total Current Liabilities	1,057,240	179,304

Long-Term Liabilities
Payable to related party	—	180,988
Total Long-Term Liabilities	—	180,988
Total Liabilities	1,057,240	360,292

Stockholders’ Equity (Deficiency)
Common stock:
100,000,000 common shares authorized, par value $0.0001 per share, 28,165,565 common shares issued and outstanding at September 30, 2012 and 25,624,565 common shares issued and outstanding at December 31, 2011	3,329	3,012
Additional paid-in capital	9,470,614	4,730,724
Treasury stock, at cost, 5,050,000 shares at September 30, 2012 and 4,500,000 shares at December 31, 2011	(285,758)	(170,758)
Deficit accumulated in the development stage	(6,560,136)	(4,856,755)
Total Stockholders’ Equity/(Deficiency)	2,628,049	(293,777)

Total liabilities and Stockholders’ Equity/(Deficiency)	$3,685,289	$66,515

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2012 and 2011, and the period from March 9, 2007 (Date of Inception) to September 30, 2012

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Cumulative from inception through September 30,
	2012	2011	2012	2011	2012
Revenue, Net	$33,649	$143,491	$78,006	$174,482	$362,762

Cost of Goods Sold	$—	$130,000	$—	$136,925	$136,925

Gross Profit	$33,649	$13,491	$78,006	$37,557	$225,837

Operating Expenses
Research and development	124,612	236,730	996,900	795,546	3,004,580
General and administrative	280,663	299,577	773,335	1,430,599	3,444,946
Total Operating Expenses	405,275	536,307	1,770,235	2,226,145	6,449,526

Loss from Operations	(371,626)	(522,816)	(1,692,229)	(2,188,588)	(6,223,689)

Other Income (Expenses)
Interest income	—	—	—	—	2,401
Interest expense	(3,792)	(3,502)	(11,152)	(6,658)	(354,859)
Other Income	—	—	—	23,657	16,011
Total Other Income (Expense)	(3,792)	(3,502)	(11,152)	16,999	(336,447)

Loss before Income Taxes	(375,418)	(526,318)	(1,703,381)	(2,171,589)	(6,560,136)
Provision for Income Taxes	—	—	—	—	—

Net Loss	$(375,418)	$(526,318)	$(1,703,381)	$(2,171,589)	$(6,560,136)

Net Loss per Share - Basic and Diluted	$(0.01)	$(0.02)	$(0.06)	$(0.08)

Weighted Average Common Shares Outstanding - Basic and Diluted	28,142,413	25,605,940	27,397,601	26,579,277

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary
(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity/(Deficiency)

For the nine months ended September 30, 2012

(Unaudited)

					Deficit Accumulated during the	Total Stockholders’
	Common	Common	Paid in	Treasury	Development	Equity/
	Shares	Stock	Capital	Stock	Stage	(Deficiency)
Balances, December 31, 2011	25,624,565	$3,012	$4,730,724	$(170,758)	$(4,856,755)	$(293,777)
Sale of common stock at $1.00 per share, net of stock issuance costs of $90,600	906,000	91	815,309			815,400
Issuance of warrants for settlement with Newton			262,700			262,700
Stock-based compensation			364,907			364,907
Issuance of common stock at $1.37 per share for Cornerstone acquisition	2,260,000	226	3,095,974			3,096,200
Issuance of warrants for Cornerstone acquisition			201,000			201,000
Cancellation of shares issued for services to Del Mar Consulting	(75,000)
Treasury Stock	(550,000)			(115,000)		(115,000)
Net loss for the nine months ended September 30, 2012					(1,703,381)	(1,703,381)

Balances, September 30, 2012	28,165,565	$3,329	$9,470,614	$(285,758)	$(6,560,136)	$2,628,049

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2012 and 2011, and the period from March 9, 2007 (Date of Inception) to September 30, 2012

(Unaudited)

	2012	2011	Cumulative from inception through September 30, 2012
Cash Flows from Operating Activities
Net loss	$(1,703,381)	$(2,171,589)	$(6,560,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and impairment charges	114,790	5,505	135,311
Amortization of discount	11,153	6,658	350,845
Stock based compensation	364,907	415,908	888,056
Warrants issued for services	—	612,150	612,150
Warrants issued for settlement	262,700	—	262,700
Changes in operating assets and liabilities:
Accounts receivable and other assets	(35,020)	(30,322)	(78,196)
Inventory	—		(130,000)
Deferred Revenue	—		130,000
Accounts payable and accrued liabilities	224,463	(80,212)	173,235

Cash Used in Operating Activities	(760,388)	(1,241,902)	(4,216,035)

Cash Flows From Investing Activities
Purchase of property & equipment	—	(11,192)	(36,330)
Cash acquired in business acquisition	—	—	872

Cash Used in Investing Activities	—	(11,192)	(35,458)

Cash Flows from Financing Activities
Proceeds from issuance of common stock and warrants	906,000	1,622,250	4,558,250
Proceeds from notes payable	—	—	300,000
Payment of line of credit	—	—	(50,000)
Payment of note payable	—	—	(90,217)
Purchase of treasury stock	(43,000)	—	(43,000)
Payment of stock issuance costs	(90,600)	(150,000)	(403,998)

Cash Provided by Financing Activities	772,400	1,472,250	4,271,035

Net Increase in Cash	12,012	219,156	19,542

Cash, at Beginning of Period	7,530	15,646	—
Cash, at End of Period	$19,542	$234,802	$19,542

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$—	$—	$24,221
Cash paid during the period for income taxes	$—	$—	$—

Supplemental Schedule of Non-Cash Financing Activities
Common stock issued for convertible debt	$—	$—	$189,261
Common stock issued for services	$—	$—	$56,250
Common stock issued for acquisition of Cornerstone Conservation Group, LLC	$3,096,200	$—	$3,096,200
Warrants issued in connection with acquisition of Cornerstone Conservation Group, LLC	$201,000	$—	$201,000
Purchase of treasury stock with long-term related party payable	$—	$170,758	$170,758
Purchase of treasury stock with long-term related party payable	$72,000	$—	$72,000
Warrants issued in connection with debt	$—	$—	$299,984
Common stock issued in connection with debt forgiveness and services rendered	$—	$—	$250,000
Restricted cash held in trust account for stock subscription	$403,330	$—	$403,330

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2012

Note 1 – Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Annual Report of PowerVerde, Inc. (“PowerVerde,” “we,” “us,” “our,” or the “Company”) as of and for the year ended December 31, 2011. The results of operations for the nine months ended September 30, 2012, are not necessarily indicative of the results to be expected for the full year or for future periods. The condensed consolidated financial statements include the accounts of PowerVerde, Inc., formerly known as Vyrex Corporation (the “Company”), and PowerVerde Systems, Inc., formerly known as PowerVerde, Inc., its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

Note 2 – Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has had recurring operating losses and negative cash flows from operations. Those factors, as well as uncertainty in securing additional funds for continued operations, create an uncertainty about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable

Accounts receivable consist of balances due from sales and royalties. The Company monitors accounts receivable and provides allowances when considered necessary. At September 30, 2012, accounts receivable were considered to be fully collectible. Accordingly, no allowance for doubtful accounts was provided.

Trust Account Restricted

During the three months ended September 30, 2012, the Company received $403,330 into a trust account held by the Company’s attorney for the sale of stock subscriptions. The funds were to be returned to the investors without interest if a certain stipulated amount was not raised by October 31, 2012 through the offering. The Company raised the stipulated amount required in accordance with the subscription agreements subsequent to September 30, 2012.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2008, 2009, 2010 and 2011, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2012.

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

Reclassifications

Certain reclassifications have been made to conform to prior period’s presentation to the current period’s presentation. These reclassifications had no effect on reported losses.

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

In July 2012, the FASB issued ASU 2012-02- Testing Indefinite- Lived Intangible Asserts for Impairment (“ASU 2012-02”) in order to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance. The new guidance allows an entity the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. ASU 2012-02 becomes effective for the Company on October 1, 2012, and earlier adoption is permitted. The Company does not expect the adoption of the guidance to have a material impact on its consolidated financial statements.

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

For the nine months ended September 30, 2012, amortization expense and accumulated amortization of the intangible asset- intellectual property was $109,907.

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

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS INFORMATION

	For the Nine Months Ended September 30
	2012	2011
Revenue	$92,613	$595,520

Net loss attributable to common shareholders of the Company	$(1,793,341)	$(2,117,736)
Basic and diluted net loss per common share attributable to common shareholders of PowerVerde	$(0.06)	$(0.08)

Note 6 – Property and Equipment

A summary of property and equipment at September 30, 2012 and December 31, 2011 is as follows:

			Estimated Useful Lives
	September 30, 2012	December 31, 2011	(in years)

Equipment	$25,426	$25,426	5
Computer equipment (hardware)	6,975	6,975	3 - 5
Software	3,929	3,929	3
	36,330	36,330

Less: Accumulated depreciation	(25,404)	(20,521)

	$10,926	$15,809

The amounts charged to operations for depreciation for the nine months ended September 30, 2012 and 2011 were $4,883 and $5,505 respectively. Depreciation expense from inception through September 30, 2012 was $25,404.

Note 7 – Stockholders’ Equity

Warrants

In 2008, the Company issued warrants to purchase 250,000 and 50,000 unregistered shares of the Company’s common stock at exercise prices of $1.50 and $2.30 per share, respectively. The warrants expired on various dates through November 2011. At September 30, 2012, 218,500 of these warrants had expired and 81,500 were exercised.

During March through December 2010, the Company issued warrants to purchase 439,999 unregistered shares of the Company’s common stock at an exercise price of $0.75 per share in association with stock subscription agreements. These warrants expire on various dates through December 2013. As of September 30, 2012, all of these warrants were outstanding.

During January through December 2011, the Company issued warrants to purchase 2,000,000 unregistered shares of the Company’s common stock at an exercise price of $0.75 per share in association with stock subscription agreements. These warrants expire on various dates through 2014. As of September 30, 2012, all of these warrants were outstanding.

The Company issued warrants on June 3, 2011 to various persons, including affiliates of the Company, for services provided to the Company. These warrants covered the purchase of 1,855,000 unregistered shares of the Company’s stock at an exercise price of $1.05 per share with a five-year term. These share-based payments have been accounted for in accordance with ASC 815-40 using the Black Scholes warrant pricing model to determine the fair value of each warrant. As of September 30, 2012, all of these warrants were outstanding.

On February 3, 2012, The Company issued warrants to purchase 500,000 unregistered shares of the Company’s common stock at an exercise price of $3.00 per share with a five-year term for settlement of certain disputed amounts (See Note 9). These share-based payments have been accounted for in accordance with ASC 815-40 using the Black-Scholes warrant pricing model to determine the fair value of each warrant. As of September 30, 2012, all of these warrants were outstanding.

In connection with the acquisition of Cornerstone (See Note 5), on March 30, 2012, the Company issued warrants to purchase 300,000 unregistered shares of common stock at exercise prices ranging from $2.00 to $4.00 per share. These warrants expire at various dates through December 2017. As of September 30, 2012, all of these warrants were outstanding.

During the second quarter of 2012, the Company issued warrants to purchase 335,000 unregistered shares of the Company’s common stock at an exercise price of $3.00 per share in association with stock subscription agreements. These warrants expire on various dates through 2015. As of September 30, 2012, all of these warrants were outstanding.

During the third quarter of 2012, the Company issued warrants to purchase 71,000 unregistered shares of the Company’s common stock at an exercise price of $3.00 per share in association with stock subscription agreements. These warrants expire July 30, 2015. As of September 30, 2012, all of these warrants were outstanding.

Expenses related to warrants issued in conjunction with settlement of certain disputes for the nine months ended September 30, 2012 and 2011 were $262,700 and $0, respectively.

A summary of warrants issued, exercised and expired during the nine months ended September 30, 2012 is as follows:

		Weighted
		Average
	Shares	Exercise Price
Balance at December 31, 2011	4,294,999	0.88
Issued	1,206,000	2.17
Balance at September 30, 2012	5,500,999	1.16

The weighted average grant date fair value of warrants issued during the nine month period ended September 30, 2012 amounted to $0.52 to $0.77 per warrant. The fair value of each warrant granted as compensation for services was determined using the Black-Scholes warrant pricing model and the following assumptions:

September 30, 2012
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

Treasury Shares

On April 7, 2011, 4,500,000 shares of the Company’s stock were surrendered to Treasury in exchange for a $200,000 interest-free note payable due in April 2013. The note payable is reported as note payable to related party on the accompanying consolidated balance sheets. In accordance with GAAP, the Company has discounted this obligation at an imputed rate of 8%. The balance at September 30, 2012 was $188,349.

In April 2012, the Company purchased 100,000 shares of common stock from an affiliate at a price of $.25 per share. Of the $25,000 purchase price, $14,000 was paid in 2011 and the balance in April 2012. The shares have been held as treasury stock from the date of closing.

In May 2012, the Company purchased 450,000 shares of its common stock from an affiliate at a price of $0.20 per share. Of the $90,000 purchase price, $10,000 was paid at closing and the balance is payable $10,000 per month through January 2013. The payable has a balance of $58,000 at September 30, 2012 and is included in “Payable to related parties” in the accompanying condensed consolidated balance sheets. The shares have been held as treasury stock from the date of closing.

Preferred Shares

The Company has 50,000,000 shares of authorized, $0.0001 par value preferred stock. At September 30, 2012, no shares had been issued.

Note 8 – Stock Options

Stock option activity for the nine months ended September 30, 2012, is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Options outstanding at December 31, 2011	1,750,000	$0.91	10.00
Granted	—	—	—

Options outstanding at September 30, 2012	1,750,000	$0.91	9.8

Total stock option compensation for the nine months ended September 30, 2012 and 2011 was $364,907 and $415,908 respectively. Remaining stock option compensation of $51,000 will be recognized through the remainder of 2012.

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

Note 10- Related Party Transactions

During the nine month periods ended September 30, 2012, and 2011, the Company received services for primarily research and development from an affiliate in the amount of $138,382 and $125,219, respectively. As of September 30, 2012, and December 31, 2011, the Company owed $131,805 and $31,174, respectively to this affiliate.

Note 11- Subsequent Events.

On October 16, 2012, in order to enhance the Company’s ability to raise capital and limit dilution of its stockholders, as well as to satisfy the Company’s obligations to Arizona Research and Development (“ARD”) for past services and to George Konrad under the agreement among Mr. Konrad, ARD and the Company dated April 7, 2011, as amended August 19, 2011 (the “Initial Agreement”) and the employment agreement between the Company and Mr. Konrad dated April 7, 2011 (the “Employment Agreement”), Mr. Konrad agreed to surrender to the treasury 3,000,000 shares of the Company’s common stock owned by him in exchange for payment of $530,000. Of this amount, $130,000 was paid to ARD and $300,000 was paid to Mr. Konrad upon execution of the agreement (the “Settlement Agreement”). The Company agreed to pay $100,000 to Mr. Konrad in six consecutive monthly installments of $16,666.67 beginning November 16, 2012. In the event any part of the $100,000 balance remains unpaid six months after the date of the Agreement, Mr. Konrad has an option to convert some or all of the unpaid balance into shares of the Company’s common stock at a price of $.0667 per share, subject to appropriate adjustment for any future stock splits, stock dividends, etc. The execution of the Settlement Agreement terminated both the Initial Agreement and the Employment Agreement, and neither party has any further obligations or liabilities under those agreements. Pursuant to the Settlement Agreement, Mr. Konrad resigned from his position as President and Director of the Company. He was not replaced in either position.

In October 2012, the Company raised gross proceeds of $321,750 through the private placement of 450,000 unregistered shares of common stock to accredited investors at $.715 per share. Each investor who purchased shares at $.715 per share received a three-year warrant to purchase shares of common stock at $1.00 per share for a number of shares equal to one half of the number of shares purchased by the investor in this offering. The Company paid a 10% commission on the gross proceeds of this offering to its placement agent.

In October 2012, the Company raised gross proceeds of $170,280 through the private placement of 396,000 unregistered shares of common stock to accredited investors at $.43 per share. The $.43 shares were offered only to investors who purchased shares of Common Stock in the Company’s April – July 2012 offering at $1.00 per share. The Company paid a 10% commission on the gross proceeds of this offering to its placement agent.

The bulk of the funds raised by the Company in October 2012 was used to finance the payments totaling $430,000 to Mr. Konrad and ARD under the agreement described above. Closing of the offerings described in this Note was conditioned on the Company’s raising the minimum of $430,000 to be paid to Mr. Konrad. The Company did raise the minimum offering described above in October 2012.

In October 2012, the Company entered into an employment agreement with a project engineer providing for a monthly salary of $5,000, with employment terminable by either party on 30 days’ prior written notice. The Company issued to the employee a fully vested 10-year option to purchase 500,000 shares of common stock at $.56 per share and another 10-year option for 500,000 shares at $.56 per share which will vest in six months.

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

Valuation of Goodwill and Intangible Assets

Our intangible assets include goodwill and intellectual property, all of which are accounted for based on GAAP related to Goodwill and Other Intangible Assets. Accordingly, goodwill is not amortized but is tested annually in December for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with limited useful lives are amortized using the straight-line method over their estimated period of benefit. Our carrying value of goodwill at September 30, 2012 was $2,637,760.

We amortize intangibles with limited useful lives based on their expected useful lives and look to a number of factors for such estimations, including the longevity of our underlying patents. Our carrying value of amortizing intangible assets at September 30, 2012 was $549,533, net of accumulated amortization of $109,907. We begin amortizing capitalized intangibles on their date of acquisition.

Impairment Testing

The FASB issued ASU 2011-08, “Testing Goodwill for Impairment”. The update allows us to qualitatively assess whether the fair value of a reporting unit is less than its carrying amount, and is effective for fiscal years beginning after December 15, 2011. We perform this analysis in conjunction with our annual impairment test described below.

Our annual impairment test, which is performed in December, has two steps. The first identifies potential impairments by comparing the fair value of the Company with its carrying value. If the fair value exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied fair value of goodwill is less than the carrying amount, a write-down is recorded.

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

Results of Operations

Three Months Ended September 30, 2012, as Compared to Three Months Ended September 30, 2011

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. We had no revenues from our current business in the third quarter of 2012. In the 2012 third quarter, our revenues of $33,649 came solely from Biotech IP licensing fees. In the 2011 third quarter, our revenues of $143,491 consisted of Biotech IP licensing fees of $13,491 and $130,000 in revenues from our current business, offset by cost of goods sold of $130,000. In both years, we had substantial expenses due to our ongoing research and development activities and efforts to commercialize our systems, as well as substantial administrative expenses associated with our status as a public company. Our research and development expenses decreased by $112,118 (47.4%) in the third quarter of 2012 as compared to 2011, due primarily to the absence of third quarter billings for services from Arizona Research and Development (“ARD”) as a result of our negotiation with ARD’s owner, our founder and former President/Director George Konrad, of the settlement transaction with ARD and Mr. Konrad which closed in October 2012 (the “Konrad Settlement”). See Note 11 of Notes to Financial Statements and Part II, Item 5 “Other Information.” Our general and administrative expenses decreased by $18,914 (6.3%) in the third quarter of 2012 as compared to 2011, due primarily to the waiver of certain compensation for Mr. Konrad. Our net loss was $375,418 in the third quarter of 2012, a 28.7% decrease from the net loss of $526,318 in the third quarter of 2011. The substantial decrease in our net loss in the third quarter of 2012 was due to our reduced research and development expenses in 2012 and our vigorous cost control efforts. Substantial net losses will continue until we are able to successfully commercialize and market our systems, as to which there can be no assurance.

Nine Months Ended September 30, 2012, as Compared to Nine Months Ended September 30, 2011

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. We had no revenues from our current business in the first nine months of 2012. In the first nine months of 2012, our revenues of $78,006 came solely from Biotech IP licensing fees. In the first nine months of 2011, our revenues of $174,482 consisted of Biotech IP licensing fees of $37,261 and $137,221 in revenues from our current business, offset by cost of goods sold of $136,925. In both years, we had substantial expenses due to our ongoing research and development activities and efforts to commercialize our systems, as well as substantial administrative expenses associated with our status as a public company. Our research and development expenses increased by $201,354 (25.3%) in the first nine months of 2012 as compared to 2011, and our general and administrative expenses decreased by $657,264 (45.9%) in the same period. The increase in research and development expenses was due primarily to our acquisition of the Cornerstone Conservation Group LLC (“Cornerstone”) intellectual property in the first quarter of 2012. The increase in research and development expenses was also due to the warrants issued in the first quarter of 2012 to settle certain disputed amounts with our European distributor, Newton Investments B.V. (“Newton”), with an estimated fair value of $262,700. The decrease in general and administrative expenses was due to our nonrecurring expenses in the second quarter of 2011 in connection with the establishment and development of our relationship with Newton, which more than offset our increased compensation expenses in the second and third quarter of 2012 arising from our hiring of key Cornerstone personnel. Our net loss was $1,703,382 in the first nine months of 2012, a 21.6% decrease from the net loss of $2,171,589 in the first nine months of 2011. The decrease in our net loss in the first nine months of 2012 was due to our unusually high expenses in the comparable 2011 period and our vigorous cost control efforts in 2012. Substantial net losses will continue until we are able to successfully commercialize and market our systems, as to which there can be no assurance.

Liquidity and Capital Resources

We have financed our operations since inception through the sale of debt and equity securities. As of September 30, 2012, we had a working capital deficit of $570,170 compared to a working capital deficit of $128,598 at December 31, 2011.

During the first quarter of 2012, we raised gross proceeds of $500,000 through the private placement of 500,000 unregistered shares of our common stock to accredited investors at $1.00 per share. We paid a 10% commission on the gross proceeds of this offering to our placement agent, Martinez-Ayme Securities (“MAS”).

In the second quarter of 2012, we raised gross proceeds of $335,000 through the private placement of 335,000 unregistered shares of our common stock to accredited investors at $1.00 per share. Each investor received a three-year warrant to purchase shares of our common stock at $3.00 per share for a number of shares equal to the number of shares purchased by the investor in this offering. We paid a 10% commission on the gross proceeds of this offering to MAS.

In the third quarter of 2012, we raised gross proceeds of $71,000 through the private placement of 71,000 unregistered shares of common stock to accredited investors at $1.00 per share. Each investor received a three-year warrant to purchase shares of common stock at $3.00 per share for a number of shares equal to the number of shares purchased by the investor in this offering. We paid a 10% commission on the gross proceeds of this offering to MAS.

In October 2012, we raised gross proceeds of $321,750 through the private placement of 450,000 unregistered shares of common stock to accredited investors at $.715 per share. Each investor who purchased shares at $.715 per share received a three-year warrant to purchase shares of common stock at $1.00 per share for a number of shares equal to one half of the number of shares purchased by the investor in this offering. We paid a 10% commission on the gross proceeds of this offering to MAS.

In October 2012, we raised gross proceeds of $170,280 through the private placement of 396,000 unregistered shares of common stock to accredited investors at $.43 per share. The $.43 shares were offered only to investors who purchased shares of Common Stock in the Company’s April – July 2012 offering at $1.00 per share. We paid a 10% commission on the gross proceeds of this offering to MAS.

The bulk of the funds which we raised in October 2012 was used to finance the payments totaling $430,000 to Mr. Konrad and ARD in connection with the Konrad Settlement. Closing of the October 2012 private placements was conditioned on our raising the minimum of $430,000 to be paid to Mr. Konrad. See Part II, Item 5 “Other Information.”

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in internal control over financial reporting during the nine months ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

On November 2, 2012, Keith Johnson, our former Chief Technical Officer, filed suit against our operating subsidiary PowerVerde Systems, Inc., in Maricopa County, Arizona, Superior Court. The suit includes claims for breach of his employment agreement, for back pay and related claims. Mr. Johnson, whose salary was $12,500 per month, seeks back pay of $37,500, reimbursement of expenses totaling $5,012 and other unspecified damages. We believe that Mr. Johnson voluntarily terminated his employment in accordance with the agreement and that he has been paid in full. In an abundance of caution, we have also given Mr. Johnson 30 days’ notice of termination without cause pursuant to the employment agreement, with this notice to be effective only if the Court determines that his employment was not previously terminated by him. Mr. Johnson has not worked for the Company since early September 2012. Based on the foregoing, we believe that we have substantial defenses to Mr. Johnson’s claims. We intend to vigorously defend the case.

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

In October 2012, we raised gross proceeds of $321,750 through the private placement of 450,000 unregistered shares of common stock to accredited investors at $.715 per share. Each investor who purchased shares at $.715 per share received a three-year warrant to purchase shares of common stock at $1.00 per share for a number of shares equal to one half of the number of shares purchased by the investor in this offering. We paid a 10% commission on the gross proceeds of this offering to MAS.

In October 2012, we raised gross proceeds of $170,280 through the private placement of 396,000 unregistered shares of common stock to accredited investors at $.43 per share. The $.43 shares were offered only to investors who purchased shares of Common Stock in the Company’s April – July 2012 offering at $1.00 per share. We paid a 10% commission on the gross proceeds of this offering to MAS.

The bulk of the funds which we raised in October 2012 was used to finance the payments totaling $430,000 to Mr. Konrad and ARD in connection with the Konrad Settlement. Closing of the October 2012 private placements was conditioned on our raising the minimum of $430,000 to be paid to Mr. Konrad. See Part II, Item 5 “Other Information.”

The foregoing issuances were made pursuant to the private offering exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended. All proceeds of these sales were used for working capital.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On October 16, 2012, in order to enhance the our ability to raise capital and limit dilution of our stockholders, as well as to satisfy our obligations to Arizona Research and Development (“ARD”) for past services and to George Konrad under the agreement among Mr. Konrad, ARD and PowerVerde dated April 7, 2011, as amended August 19, 2011 (the “Initial Agreement”) and the employment agreement between PowerVerde and Mr. Konrad dated April 7, 2011 (the “Employment Agreement”), Mr. Konrad agreed to surrender to the treasury 3,000,000 shares of our common stock owned by him in exchange for payment of $530,000. Of this amount, $130,000 was paid to ARD and $300,000 was paid to Mr. Konrad upon execution of the agreement (the “Settlement Agreement”). We agreed to pay $100,000 to Mr. Konrad in six consecutive monthly installments of $16,666.67 beginning November 16, 2012. In the event any part of the $100,000 balance remains unpaid six months after the date of the Agreement, Mr. Konrad has an option to convert some or all of the unpaid balance into shares of our common stock at a price of .0667 per share, subject to appropriate adjustment for any future stock splits, stock dividends, etc. The execution of the Settlement Agreement terminated both the Initial Agreement and the Employment Agreement, and neither party has any further obligations or liabilities under those agreements. Pursuant to the Settlement Agreement, Mr. Konrad resigned from his position as President and Director of PowerVerde. He was not replaced in either position.

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
Dated: November 19, 2012
	By:	/s/ Richard H. Davis
Richard H. Davis
Chief Executive Officer
Dated: November 19, 2012
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

