Form 10-K
period 2012-12-31
POWERVERDE, INC.
filed 2013-05-16
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. □ Disclosure not contained.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock equity, as of June 29 , 2012, the last business day of the issuer’s most recently completed second fiscal quarter: $ 14,104,000 .

As of May 13, 2013, the number of outstanding shares of common stock, $0.0001 par value per share, of the registrant was 26,400,106 .

DOCUMENTS INCORPORATED BY REFERENCE

None.

PowerVerde, Inc.
Annual Report on Form 10-K
Year Ended December 31, 2012

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

The Company is a Delaware corporation formed in March 2007 by George Konrad and Fred Barker, who remain our two largest stockholders. Mr. Konrad served as an officer and director of the Company until October 2012. Mr. Barker remains as an officer and director. See Item 10 “Directors, Executive Officers and Corporate Governance.” The Company was formed in order to further develop, commercialize and market a series of unique electric generating power systems designed to produce electrical power with zero emissions or waste byproducts, based on a patented pressure-driven motor and related organic pressure-driven cycle components. The design of the motor was conceived by Mr. Barker in January 2001. Mr. Barker previously had a working relationship with Mr. Konrad and enlisted Mr. Konrad and his manufacturing expertise, together with Mr. Barker’s own engineering expertise, to co-develop the motor. As a research and development company, we have tested and continue to test other style drivers as well.

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

Based on data learned from these earlier prototypes, PowerVerde has manufactured three 25/50kW motors and additional next generation motors or drivers as well. The Company has been testing these devices on a more powerful and advanced organic pressure-driven cycle (OPDC) referred to as the Liberator. During 2009, the Company also built and tested a 100kW pressure-driven motor at another machining and manufacturing facility, Global Machine Works, in Arlington, WA. These two related but distinct systems are designed for two different markets. The 25/50kW system uses low-grade heat (waste heat) as a fuel source, expanding a working fluid thereby driving the motor/generator, while the 100kW system (without organic rankine cycle (“ORC”) or organic pressure driver cycle (“OPDC”) systems), uses wasted energy (pressure) from natural gas pipeline and wellhead infrastructures to drive the motor/generator and create electric power. In early 2010, our Board of Directors created two separate product lines: waste heat/solar organic rankine cycle powered systems; and gas pipeline/wellhead waste energy recovery systems. Because the markets and customers for these two systems are entirely different and the design and manufacturing are geographically separate, we believe that this bifurcation will result in a more streamlined and efficient business structure. The development of the natural gas pipeline system has been suspended due to our decision to dedicate our limited human and financial resources to commercialize our waste heat/solar thermal system, which we believe has more near term potential.

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

Despite our initial optimism, the PowerVerde driver (motor) failed to demonstrate sufficient capacity for the uninterrupted hours of operation required for commercial performance. PowerVerde has addressed this issue, and we believe that by the end of 2013 we will be able to deliver a commercial device capable of operation for 25,000 hours (approximately three years) without major mechanical failure. There can be no assurance, however, that these technical issues will be resolved. Due to the ongoing technical problems, Newton has yet to sell any of our Systems. Consequently, we have delayed the commencement of Newton’s annual sales quotas until these problems are resolved.

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

As consideration for the Cornerstone acquisition, we issued (i) a total of 2,250,000 restricted shares of our common stock to Cornerstone’s members, Bryce Johnson (“Johnson”), Paul Kelly (“Kelly”) and Vincent Hils (“Hils”) in the amounts of 1,575,000, 337,500 and 337,500 shares, respectively, (ii) 10,000 restricted shares to a Cornerstone employee, and (iii) three-year warrants to purchase 150,000 shares each to Johnson and Kelly at exercise prices of $2.00-$4.00 per share. In November 2011, Johnson joined our Board of Directors, and in January 2012 we moved our operations to a facility in Scottsdale, Arizona, owned by Johnson. See “Item 2 - Properties.” Johnson also became our chief operating officer in January 2012. Johnson resigned from his officer and director positions in March 2013. As a result of Johnson’s resignation, Management decided to impair the goodwill entirely as of December 31, 2012.

We believe that Cornerstone’s technology is very complementary to PowerVerde’s platform and existing markets – mainly through the conversion of thermal energy into electric power generation. While we believe that the Cornerstone acquisition brings substantial opportunities for synergy, there can be no assurance that the acquisition will prove successful.

Our focus for the remainder of 2013 is to commercialize our waste heat power systems in our Phoenix facility for eventual deployment to Europe. We plan to complete our development and testing by the summer of 2013 and have a market-ready system by the end of 2013; however, there can be no assurance that we will meet this timetable or ever have a market-ready system. We and Newton continue discussions with certain manufacturers of integrated components and service providers in the oil and natural gas industries, methane plants, as well as with electric utility companies and government entities. There can be no assurance that any manufacturing, distribution or marketing agreements will be successfully consummated or executed or that we will ever achieve material sales in Europe or elsewhere.

Employees

We currently have two full-time employees: Messrs. Mark Prinz and Ellis Peterson, both based in Scottsdale, Arizona. Both of these employees were hired in 2011. Our chief engineer, Hank Leibowitz, was hired pursuant to a part-time consulting agreement in October 2012.

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

We expect to file additional patent applications pertaining to our advanced organic pressure driven cycle later in 2013. There can be no assurances that we will be able to do so or that any patents will be issued based on these applications.

Product Description

The 2007 advanced generation PowerVerde motor, with its related organic rankine cycle (ORC) system, produced 10kW of net power. Our subsequent larger 25/50kW waste heat/solar design was a next generation system. This system was designed to be installed in single- or multiple-stacked units for businesses, factories, or any waste heat or solar application such as schools, hospitals, ships and other users of electric power. These non-combustion motors are fueled by heat (waste heat), via an ORC related system, and create a pressure source powering the PowerVerde motor/generator while emitting zero carbon emissions or waste stream byproducts. The other PowerVerde system was designed to operate on wellhead or natural gas pipeline infrastructure and lacks the ORC component, but uses wasted latent energy (pressure) inherent in “city gate” letdowns or wellheads as its pressure source. This project (well head or natural gas pipeline applications) has been suspended so that we can focus exclusively on waste heat applications. To this end we anticipate and have designed systems that will be scaled even larger in the future.

Our ORC system requires:

•	A heat source (solar, waste heat, geothermal or bio-mass);
•	An organic rankine cycle (ORC) or organic pressure driven cycle (OPDC) style system to convert heat into pressure;
•	PowerVerde motor to convert the pressure into horsepower; and
•	A generator to convert the horsepower into electricity.

We have built and tested the 25/50kW ORC systems, and we believe that the overall design meets or exceeds performance metrics when compared to the industry at large. We have, however, remained challenged with our inability to thus far generate the continuous hours of operation that we believe necessary for commercial quality expectations. We continue to work toward our goal of a system capable of 25,000 hours (approximately three years) of continuous operation. Meanwhile, we believe that we have successfully enhanced the system’s power capacity to as much as 50kW or more of gross electrical power.

Government Regulations and Incentives

We believe that the time may be right for the PowerVerde systems. Regulatory proposals to limit greenhouse gases are under consideration, particularly in Europe. One such measure would be a carbon tax placed on fuels in proportion to their carbon content. Another would be a tax on oil. Yet another would be a “cap and trade” system. All of these would drive up the price of electricity from fossil fuel sources, yet have no impact on carbon-free renewable sources such as those offered by us; however, due to the weak economy in the United States and Europe and strong political opposition, there can be no assurance that any of these measures will be implemented.

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

Impact of JOBS Act

On April 5, 2012, the Jumpstart Our Business Startup Act of 2012 (the “JOBS Act”) was enacted into law. Under the JOBS Act, Congress established a new statutorily defined category of registrant referred to as an “emerging growth company” (“EGC”) which, among other things, affords such registrants with relief from certain disclosure requirements under the Securities Exchange Act of 1934 (the “Exchange Act”) for so long as they continue to qualify as an EGC.

A registrant qualifies as an EGC if it has total annual gross revenues of less than $1 billion as of the end of its most recent completed fiscal year and has not filed for its initial public offering of common equity securities under the Securities Act of 1933 (the “Securities Act”) prior to December 9, 2011. Under this definition, we qualify as an EGC.

For so long as we qualify as an EGC:

•	We will not be required to comply with the auditor attestation over internal control requirements under §404(b) of the Sarbanes-Oxley Act of 2002 (“SOX”).
•	We may elect to comply with the following scaled-back executive compensation disclosure requirements (“Reduced Executive Compensation Disclosures”): (a) EGCs are not required to comply with the annual “say on pay” and “say on golden parachute” advisory voting requirements and rules promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), (b) EGCs are not required to include the disclosures that will be required under future rules to be promulgated under the Dodd-Frank Act as to the relationship between executive compensation and company performance, and the ratio of CEO pay to median employee pay, and (c) EGCs may elect to provide the same level of executive compensation disclosures as required by Smaller Reporting Companies (as defined under Rule 12b-2 promulgated under the Exchange Act and referred to herein as “SRCs”), which includes, among other things, the omission of Compensation Disclosure and Analysis discussion, inclusion of fewer tables, and disclosure of compensation for only the CEO and the two next highest paid officers.
•	We may elect on a one-time basis not to comply with new or revised accounting principles that apply to public companies, as long as we comply once the rules become applicable with private companies. We are required to make an irrevocable election which will continue for so long as we retain our status as an EGC status.
•	We will not be required to comply with any Public Company Accounting Oversight Board rules regarding mandatory audit firm rotation and auditor discussion and analysis.

As an EGC, we are not required to take advantage of all of the benefits made available to us under the JOBS Act described above, but may instead opt-in to certain of those scaled-back disclosures and phased-in requirements as we so desire. However, as discussed above, we are not permitted to selectively opt-in with respect to compliance with new or revised accounting rules or pronouncements. Accordingly, we have irrevocably elected to opt out of compliance with any new or revised accounting principles until any such rules become applicable to private companies.

Under the JOBS Act, we will retain our status as an EGC until the earliest of: (1) the last day of the fiscal year during which we have total annual gross revenues of $1,000,000,000 (as may be adjusted under the JOBS Act) or more; (2) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act; (3) the date on which we have, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (4) the date on which we are deemed to be a “large accelerated filer” under Rule 12b-2 promulgated under the Exchange Act.

It should be noted that we also currently qualify as a SRC. As a result, in the event that we are no longer an EGC, we will continue to be exempt from the auditor attestation requirements of SOX and eligible to comply with the Reduced Executive Compensation Disclosures for so long as we qualify as a SRC. We also may elect to provide other scaled-back disclosures applicable to SRCs (not just those relating to Reduced Executive Compensation Disclosures).

Where You Can Find Additional Information

The Company is subject to the reporting requirements under the Exchange Act. The Company files with, or furnishes to, the SEC quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports and will furnish its proxy statement. These filings are available free of charge on the Company’s website, http://www.trunity.com, shortly after they are filed with, or furnished to, the SEC.

The SEC maintains an Internet website, http://www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers.

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

The weak economy is projected by many economic experts to continue or deteriorate further throughout 2013 or longer. These conditions may make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities. We cannot predict the timing, strength or duration of this current weak economy or of a subsequent stronger economic recovery, or the effects thereof on our customers and our markets. Our results of operations may be negatively impacted in future periods and experience substantial fluctuations from period to period as a consequence of these factors, and such conditions and other factors affecting capital spending may affect the timing of orders from major customers. These factors could adversely affect our ability to meet our capital requirements, support our working capital requirements and growth objectives, maintain our existing or secure new financing arrangements, or otherwise materially and adversely affect our business, financial condition and results of operations.

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

Electric utility companies or generators of electricity from fossil fuels or other renewable energy sources could also lobby for a change in the relevant legislation in their markets to protect their revenue streams. Reduced growth in or the reduction, elimination or expiration of government subsidies and economic incentives for renewable electricity generation applications, especially those in our target markets, could impede our sales efforts and materially and adversely affect our business, financial condition and results of operations.

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

Our success will depend in large part upon the skill and efforts of our founder Fred Barker and other key personnel hired or who may be hired, including our chief engineer, Hank Leibowitz, and our system specialist, Mark Prinz. Loss of any such personnel, whether due to resignation, death, and disability or otherwise, could have a material adverse effect on our business. In addition, Messrs. Barker and Leibowitz do not intend to work for PowerVerde on a full-time basis, as they have substantial other business activities. They intend to dedicate the time they deem appropriate to meet PowerVerde’s needs; however, there can be no assurance that they will be willing or able to dedicate such time and attention as would maximize PowerVerde’s chances for success.

We have a limited operating history.

We have only a limited operating history. We have yet to generate any material revenues from our systems, as we have sold only one system, in a discounted sale to Newton, and the commercial value of our products is uncertain. There can be no assurance that we will ever be profitable. Further, we are subject to all the risks inherent in a new business including, but not limited to: intense competition; lack of sufficient capital; loss of protection of proprietary technology and trade secrets; difficulties in commercializing its products, managing growth and hiring and retaining key employees; adverse changes in costs and general business and economic conditions; and the need to achieve product acceptance, to enter and develop new markets and to develop and maintain successful relationships with customers, third party suppliers and contractors.

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

Our products are energy-efficient electric generators which compete primarily with conventional fossil fuel-generated electricity produced and delivered by conventional utility companies. A significant decrease in the price of oil and/or natural gas could therefore materially adversely affect our competitive position. We were adversely affected by the substantial drop in oil and natural gas prices following the onset of the financial crisis in September 2008. While oil prices have remained at high levels in recent years due to increased global demand, Middle East tension and inflation fears, they remain well below their pre-crisis peaks, natural gas prices have decreased substantially in recent years due to increased supply resulting from the use of new drilling techniques. The substantially decreased cost of natural gas-generated electricity, if sustained, could materially adversely affect our business.

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

Although we maintain general and product liability, property and commercial crime insurance coverage which we consider prudent, there can be no assurance that such insurance will prove adequate in the event of actual casualty losses or broader calamities such as terrorist attacks, earthquakes, financial crises, economic depressions or other catastrophic events, which are either uninsurable or not economically insurable. Any such losses could have a material adverse effect on PowerVerde.

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

We do not own any real property. On January 1, 2012 our Board of Directors agreed to end the rental agreement with ARD and moved our operations to a 5,000 foot facility owned by our then-director and chief operating officer Bryce Johnson (who resigned in March 2013), located at 7595 E. Gray Rd., Scottsdale, Arizona. We expect to substantially increase our use of this facility by the end of 2013, and we believe that the facility will be adequate to satisfy our needs for at least the next year. Since March 2012, we have used the facility for a fee of $700 per month, which covers overhead costs. We believe that our relationship with Mr. Johnson, who remains a major PowerVerde shareholder, is good, and we believe that this good relationship will continue and allow us to use the facility on current terms for at least the next year; however, there can be no assurance that this will be the case as we do not have a signed lease.

ITEM 3.	LEGAL PROCEEDINGS.

On November 2, 2012, Keith Johnson, our former Chief Technical Officer, filed suit against our operating subsidiary PowerVerde Systems, Inc., in Maricopa County, Arizona, Superior Court. The suit includes claims for breach of his employment agreement, for back pay and related claims. Mr. Johnson, whose salary was $12,500 per month, seeks back pay of $37,500, reimbursement of expenses totaling $5,012 and other unspecified damages. We believe that Mr. Johnson voluntarily terminated his employment in accordance with the agreement and that he has been paid in full. In an abundance of caution, we also gave Mr. Johnson 30 days’ notice of termination without cause pursuant to the employment agreement, with this notice to be effective only if the Court determines that his employment was not previously terminated by him. Mr. Johnson ceased working for the Company in early September 2012. Based on the foregoing, we believe that we have substantial defenses to Mr. Johnson’s claims, which we have denied in our answer. We intend to vigorously defend the case, which we believe will not have a material impact on the Company.

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

Period Beginning	Period Ending	High	Low
January 1, 2012	March 31, 2012	$2.00	$1.01
April 1, 2012	June 30, 2012	$1.37	$.71
July 1, 2012	September 30, 2012	$1.10	$.70
October 1, 2012	December 31, 2012	$.90	$.26
January 1, 2013	March 31, 2013	$.49	$.20
April 1, 2013	May 15 , 2013	$.30	$.20

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

In connection with the Cornerstone acquisition, in March 2012 we issued (i) a total of 2,250,000 restricted shares of our common stock to Cornerstone’s members, Bryce Johnson, Paul Kelly and Vincent Hils in the amounts of 1,575,000, 337,500 and 337,500 shares, respectively, (ii) 10,000 restricted shares to a Cornerstone employee, and (iii) three-year warrants to purchase 150,000 shares each to Mr. Johnson and Mr. Kelly at exercise prices of $2.00-$4.00 per share.

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

In the fourth quarter of 2012, we raised gross proceeds of $492,030 through the private placement of 396,000 unregistered shares of common stock to accredited investors at $.43 per share and 450,000 shares at $.715 per share. Each investor who purchased the common stock at $.715 per share received a three-year warrant to purchase additional shares of common stock at $1.00 per share for a number of shares equal to one-half of the number of shares purchased by the investor in this offering.

In the fourth quarter of 2012, we sold $325,000 principal amount of Series A Secured Promissory Notes to accredited investors. At closing, we issued to each investor a three-year warrant to purchase one share of our common stock at an exercise price of $.41 per share. On December 1, 2013, we are obligated to issue an additional three-year warrant (covering the same number of shares as the initial warrant) to each investor at an exercise price equal to the average price of the common stock during the 10 trading days prior to December 1, 2013.

Each Note investor will receive simple interest at the rate of 10% per annum based on a 365-day year and actual days elapsed in the period for which such interest is payable. Accrued interest is payable semi-annually on June 30, 2013, December 31, 2013, June 30, 2014, and December 31, 2014. The entire principal balance of the Notes, together with all unpaid interest accrued thereon, shall be due and payable on December 31, 2014, the Maturity Date. Upon payment in full of all principal and interest payable, the Note shall be surrendered to the Company for cancellation. The Notes are collateralized by our Biotech license fee revenues. Upon payment in full of the Notes, we must pay a $25,000 fee to the placement agent, Martinez-Ayme Securities, Inc.

In the first quarter of 2013, we sold an additional $75,000 principal amount of Series A Secured Promissory Notes. In connection with these Notes, we issued warrants to purchase 75,000 shares of common stock and will be obligated to issue warrants to purchase an additional 75,000 shares in December 2013.

Issuer Purchases of Equity Securities

In April 2012, we purchased 100,000 shares of common stock from our Director and founder Fred Barker for $25,000 ($.25 per share), and in May 2012 we purchased 450,000 shares from Mr. Barker for $90,000 ($.20 per share). See Item 13 “Certain Relationships and Related Transactions, and Director Independence.” In October 2012, we purchased from our founder and former President and Director George Konrad 3,000,000 shares of common stock for $530,000 ($.18 per share) in connection with his resignation from PowerVerde. See Item 11 “Executive Compensation.”

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

Accounting for Uncertainty in Income Taxes

The Company follows the provisions of ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2009, 2010 and 2011, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2012.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the consolidated financial statements as general and administrative expense.

Revenue Recognition

Sales revenues and associated cost of sales are recognized when title of the goods sold pass to the buyer, when shipped and when accounts receivable are determined to be reasonable collectable. Certain sales agreements also require installation and training by PowerVerde once goods are received and accepted by the customer. The Company does not consider these agreements multiple elements arrangements as defined by ASC 605-25 “Revenue Recognition”, as the Company does not offer installation or training as services separate from the sale of its products at this time. Therefore, a “best estimate of selling price” or individual pricing in accordance with ASC 605-25 is undeterminable. The Company defers all revenues and costs of sales until the agreement is 100% complete.

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

Stock-based compensation.

We account for stock-based compensation based on ASC Topic 718-Stock Compensation which requires expensing of stock options and other share-based payments based on the fair value of each stock option awarded. The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model. This model requires management to estimate the expected volatility, expected dividends, and expected term as inputs to the valuation model.

Derivative instruments—Fair value of financial assets and liabilities.

We measure the fair value of financial assets and liabilities in accordance with GAAP, which defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements.

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. GAAP describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities.

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable.

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we and our consolidated subsidiaries have entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding common stock purchase warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. These instruments are required to be carried as derivative liabilities, at fair value.

We estimate fair values of all derivative instruments, such as free-standing common stock purchase warrants, and embedded conversion features utilizing Level 2 inputs. We use the Black-Scholes option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective inputs that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in our trading market price and the trading market price of various peer companies, which have historically had high volatility. Since derivative financial instruments are initially and subsequently carried at fair value, our income will reflect the volatility in these estimate and assumption changes.

We report our derivative liabilities at fair value on the accompanying consolidated balance sheets as of December 31, 2012. There were no derivative liabilities at December 31, 2011.

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

Following the cessation of material Biotech Business operations in October 2005, the Company turned its primary focus to seeking an appropriate merger partner for its public shell. This resulted in the February 2008 Merger with Vyrex. In March 2009, we assigned most of our Biotech intellectual property other than our rights under existing licensing agreements (the “Biotech IP”) to an investor in exchange for his agreement to pay all future expenses relating to the Biotech IP and to pay us 20% of any net proceeds received from future sale and/or licensing of the Biotech IP. We do not expect this arrangement to generate material revenues.

Since the Merger, we have focused on the development and testing of our electric power systems, and since 2008 we have focused on their applicability to thermal and formerly natural gas pipeline operations. We have abandoned the pipeline opportunities in terms of focusing on the thermal applications. The Company’s business is subject to significant risks, including the risks inherent in our research and development efforts, uncertainties associated with obtaining and enforcing patents and intense competition. See “Risk Factors.”

Except as specifically noted to the contrary, the following discussion relates only to PowerVerde since, as a result of the Merger, the only historical financial statements presented for the Company in periods following the Merger are those of the operating entity, PowerVerde.

Results of Operations

Year ended December 31, 2012 and 2011

During 2012, as compared with 2011, we focused less on Europe and Newton and more on upgrading the durability and continued operations capability of our Liberator Waste Heat System. We had no revenues in 2012 other than $193,692 in Biotech IP licensing fees, a 345% increase from $56,170 in royalty income for 2011. The total revenues for 2011 were $193,391. In both 2012 and 2011, we had substantial expenses due to our ongoing research and development activities, as well as substantial administrative expenses associated with our status as a public company. Our research and development expenses increased by $326,595 (33%) in 2012 as compared to 2011, and our general and administrative expenses decreased by $649,921 (40%). The research and development increase was due to our increased efforts to develop, test and improve our systems. The substantial reduction in our general and administrative expenses in 2012 compared to 2011 is due to our reduced European activity in 2012 as well as our general cost control efforts. Our net loss for 2012 was impacted significantly by the recognition of a one-time expense of $2,637,760 for the impairment of the goodwill recorded in the acquisition of Cornerstone. Substantial net losses will continue until we are able to successfully commercialize and market our products, as to which there can be no assurance.

Liquidity and Capital Resources

We have financed our operations since inception principally through the sale of debt and equity securities. Also, in 2011 and 2012, we began to receive material amounts of Biotech IP licensing fees. As of December 31, 2012 and 2011, we had a working capital deficit of $72,721 and $128,598, respectively.

During 2012, we received $193,692 in Biotech IP licensing fees and raised gross proceeds of $1,723,031 from private placements of securities.

By the end of 2012, we had spent all of our $7,530 opening cash balance plus almost all of the $1,723,031 raised during 2012, so that our year-end cash balance was only $45,283, while our accounts payable and accrued expenses were $109,568. As of the date of this Report, after spending all of the funds raised during the year 2012, as well as most of the $75,000 in gross private placement proceeds and Biotech IP licensing fees received in the first quarter of 2013, we do not have sufficient cash to finance our continued operations.

We expect 2013 Biotech IP revenues to exceed the 2012 level; however, there can be no assurance that this revenue level will be achieved.

We continue to seek funding from private debt and equity investors, as we need to promptly raise substantial additional capital in order to finance our plan of operations. There can be no assurance that we will be able to promptly raise the necessary funds. If we do not promptly raise the necessary funds, we may be forced to cease operations.

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

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and President, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective.

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

Our chief executive officer and chief financial officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In connection with this assessment, we identified the following material weaknesses in internal control over financial reporting as of December 31, 2012.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992). Because of the material weaknesses described below, management concluded that, as of December 31, 2012, our internal control over financial reporting was not effective.

We did not maintain an effective control environment. The control environment, which is the responsibility of senior management, sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting. Each of the following control environment material weaknesses also contributed to the material weaknesses discussed below. Our control environment was ineffective because of the following material weaknesses:

(a)   Monitoring of internal control over financial reporting—we did not maintain effective monitoring controls to determine the adequacy of our internal control over financial reporting and related policies and procedures because of the following material weakness:

(i)   Our policies and procedures with respect to the review, supervision and monitoring of our accounting operations throughout the organization were either not designed, in place or operating effectively.

No Attestation Report

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in internal control over financial reporting during the fourth quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as set forth above regarding the material weaknesses discovered.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The names of our officers and directors, as well as certain information about them are set forth below:

Name	Age	Position(s)	Held Since

Fred Barker	78	Vice President, Secretary, Director	2007

Richard H. Davis	56	Chief Executive Officer, Director	2008

John Hofmann	54	Chief Financial Officer	2011

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

Committees

Our Board of Directors does not yet have any committees; however, we intend to establish an audit committee and a compensation/stock option committee in the near future. Additional board members are anticipated to be added in 2013.

Advisory Board Members

In March 2010, our Board of Directors created an Advisory Board to advise and recommend, on a non-legally-binding basis, certain directions or actions deemed to be beneficial to the Company’s success. The Advisory Board’s members may be shareholders or non-shareholders; however, each member represents a specific industry or vocation complementary to the Company’s anticipated markets, customers and technical needs. It is anticipated that the Advisory Board will meet once a year in person and meet by conference call quarterly. We expect to compensate the Advisory Board members with restricted stock and/or options; however, the compensation plan has not yet been established. The members of the Advisory Board are as follows:

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

All of the Advisory Board Members are PowerVerde shareholders.

Compliance with Section 16(a) of the Securities and Exchange Act of 1934

Under the securities laws of the United States, our directors, executive officers and any persons holding more than 10% of the Company’s common stock are required to report their initial ownership of the Company’s common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to identify in this Report those persons who failed to timely file these reports. All of the filing requirements were satisfied in 2012, except with respect to (i) a Form 4 reflecting a private sale of stock by our former officer and director George Konrad to PowerVerde in April 2011, which was filed in April 2013; (ii) a Form 4 reflecting a private sale of stock by our former officer and director George Konrad to PowerVerde in October 2012, which was filed in April 2013; (iii) a Form 4 for an April 2012 private sale of shares to PowerVerde by Mr. Barker, which Form 4 was filed in May 2012; and (iv) a Form 4 for a July 2012 private sale of shares to a third party and a private gift of shares by Mr. Barker, which Form 4 was filed in September 2012. In making this disclosure, we have relied solely on written representations of our directors and executive officers and copies of the reports that have been filed with the Commission.

Code of Ethics

We have not adopted a code of ethics for our management because of the costs involved and our lack of resources and limited operations.

ITEM 11.	EXECUTIVE COMPENSATION.

Through May 2013, we have not paid any compensation to officers or directors in such capacity; however, we have periodically engaged the services of Messrs. Konrad (through ARD) and Barker to perform certain services at a rate of $60 per hour. On February 1, 2011, we entered into a Contracted Consulting Services Agreement with PowerVerde Consulting Services, Inc., which is wholly-owned by Mr. Barker, whereby his company received a $5,000 relocation fee and received $6,000 per month for his services beginning February 15, 2011, subject to termination at any time by either party upon written notice to the other. Mr. Barker’s services were terminated effective August 2011. In 2011, ARD and Mr. Barker received payments for services of $60,000 and $24,000, respectively. Mr. Konrad also has received $10,000 per month since April 2011 pursuant to his employment agreement described below. Since becoming PowerVerde officers, Messrs Davis and Hofmann have not received any salary or other cash compensation for services in that capacity except that, in June 2011, Messrs. Davis and Hofmann received three-year warrants to purchase 600,000 and 200,000 shares, respectively, of our common stock, at a price of $1.05 per share (the market price on the date of grant). In addition, in March 2013, Messrs’ Davis and Hofmann received five-year warrants to purchase 1,000,000 and 500,000 shares, respectively, of our common stock, at a price of $.30 per share (the market price on the date of grant). In March 2012, in exchange for his interest in Cornerstone, our then officer and director Bryce Johnson received 1,575,000 shares of our restricted common stock and three-year warrants to purchase 150,000 shares of our common stock at exercise prices of $2.00, $3.00 and $4.00 as to 50,000 shares each. Mr. Johnson resigned from his positions with PowerVerde in March 2013.

Employment Agreements

Effective January 1, 2011, we entered into an employment agreement with Keith Johnson, pursuant to which Mr. Johnson served as our Chief Technical Officer. The agreement was amended as of June 15, 2011. Pursuant to this agreement, we paid Mr. Johnson a salary of $12,500 per month (which was increased from $10,000 effective June 15, 2011). We also paid Mr. Johnson a $5,000 signing bonus. This agreement was terminable by either party without cause upon 30 days’ prior written notice. In connection with the initial employment agreement, we granted Mr. Johnson, in January 2011, a 10-year option to purchase 1,350,000 shares of our common stock at a price of $.59 per share (the market price on the date of grant). One fourth of this option, i.e., 337,500, shares vested as of the date of the employment agreement and the balance vested in equal installments every six months thereafter until fully vested, provided that he is still employed by us at this time. In connection with the June 2011 amendment, we granted Mr. Johnson a 10-year option to purchase 100,000 shares of our common stock at a price of $1.23 per share (the market price on the date of grant) and a 10-year option to purchase 100,000 shares of our common stock at an exercise price of $2.00 per share. One-fourth of these option shares, i.e., 50,000 shares, vested as of the date of the amended employment agreement and the balance vests in equal installments every six months thereafter until fully vested, provided that he is still employed by us at the time and subject to PowerVerde achieving certain operational targets. Additionally, in connection with his employment agreement, Mr. Johnson assigned certain intellectual property rights to the Company, including rights under U.S. Patent Application 61/424,249 filed on December 17, 2010. The employment agreement contains standard confidentiality provisions, as well as standard non-competition and non-solicitation provisions which survive for two years following termination of employment.

In September, 2012, Mr. Johnson resigned from his position with PowerVerde. See Item 3 “Legal Proceedings.”

On April 7, 2011, in order to enhance our ability to raise capital and limit dilution of our stockholders, we entered into an agreement with our co-founder George Konrad, pursuant to which Mr. Konrad agreed to surrender to our treasury 4,500,000 shares of our common stock owned by him since inception in exchange for our (i) entering into an employment agreement with him; and (ii) agreeing to pay to his company, ARD, $200,000, representing the cost of certain equipment owned by ARD which was principally used by us.

Consequently, on April 7, 2011, we entered into a two-year employment agreement with Mr. Konrad, pursuant to which Mr. Konrad serves as our President. Pursuant to this employment agreement, we paid Mr. Konrad a salary of $10,000 per month. The employment agreement contained standard confidentiality provisions, as well as standard non-competition and non-solicitation provisions which survive for two years following termination of employment.

On August 19, 2011, we amended our agreement with Mr. Konrad dated as of April 7, 2011, relating to his surrender to the Company’s treasury of 4,500,000 shares of common stock (the “Original Agreement”). Pursuant to this amendment, we extended the due date for payment of $200,000 to be made to Mr. Konrad’s company, ARD, under the Original Agreement to on or before April 7, 2013, except that the payment was required to be made within 30 days following the earlier of (i) a closing of a financing transaction by PowerVerde which involves gross proceeds equal to or greater than $2 million; (ii) a closing of a Sale Transaction (as defined below); or (iii) a determination by our Board of Directors, in its sole and absolute discretion, that PowerVerde has sufficient cash available for operations and appropriate reserves after making such payment to ARD. The term “Sale Transaction” as used in the amended agreement means (i) a sale of all or substantially all of our assets; or (ii) any merger or consolidation of PowerVerde with or into another entity or any other transaction or series of transactions, the result of which is that the holders of PowerVerde’s voting stock immediately prior to such transaction or series of transactions continue to hold less than 50% of such stock following such transaction or series of transactions.

On October 16, 2012, in order to enhance our ability to raise capital and limit dilution of our stockholders, as well as to satisfy our obligations to ARD for past services and Mr. Konrad under the agreement dated April 7, 2011 as amended August 19, 2012 (the “Initial Agreement”) and the employment agreement between Mr. Konrad and the Company dated April 7, 2011 (the “Employment Agreement”), we entered into an agreement (the “Settlement Agreement”) with Mr. Konrad and ARD, pursuant to which Mr. Konrad agreed to surrender to our treasury 3,000,000 shares of our common stock owned by him in exchange for payment of $530,000. Of this amount, $130,000 was paid to ARD and $300,000 was paid to Mr. Konrad upon execution of the Settlement Agreement, and we agreed to pay $100,000 to Mr. Konrad in six consecutive monthly installments of $16,666.67 each due on the 16th day of each month beginning November 16, 2012. In the event any part of the $100,000 balance remains unpaid six months after the date of the Settlement Agreement, Mr. Konrad has an option to convert some or all of the unpaid balance into shares of the Company’s common stock at a price of .0667 per share, subject to appropriate adjustment for any future stick splits, stock dividends, etc. The execution of the Settlement Agreement terminated both the Initial Agreement and the Employment Agreement, and neither party has any further obligations or liabilities under those agreements. Due to our limited cash resources, as of the date of this report we have paid to Mr. Konrad only $ 16,667 of the $100,000 balance owed under the Settlement Agreement.

Pursuant to the Settlement Agreement, Mr. Konrad resigned from his positions as President and Director of PowerVerde. He was not replaced in either position.

Effective June 15, 2011, we entered into an employment agreement with Mark P. Prinz, pursuant to which Mr. Prinz serves as a Project Engineer. Pursuant to this agreement, we pay Mr. Prinz a salary of $11,250 per month, and we paid him a one-time signing bonus of $5,000. This agreement is terminable by either party without cause upon 30 days’ prior written notice. In connection with this employment agreement, we agreed to issue to Mr. Prinz 100,000 shares of restricted common stock and granted Mr. Prinz (i) a 10-year option to purchase 100,000 shares of our common stock at a price of $1.23 per share (the market price on the date of grant); and (ii) a 10-year option to purchase 100,000 shares of our common stock at a price of $2.00 per share. In each case, one-fourth of the option shares, i.e., 25,000 shares, vested as of the date of the employment agreement, and the balance vests in equal installments every six months thereafter until fully vested, provided that Mr. Prinz is still employed by us at the time and subject to PowerVerde achieving certain operational targets. Additionally, in connection with this employment agreement, Mr. Prinz assigned certain intellectual property rights to the Company. The employment agreement contains standard confidentiality provisions, as well as standard non-competition and non-solicitation provisions which survive for two years following termination of employment. In March 2013, we issued to Mr. Prinz the intial 100,000 shares and 100,000 additional shares of restricted stock, increased his $2.00 options to 200,000 shares and vested all of his options.

On October 25, 2012, we entered into a consulting agreement with Hank Leibowitz, the principal of Waste Heat Solutions, LLC and an expert with 39 years experience in the field of advanced energy systems. Pursuant to this consulting agreement, which is terminable by either party on 30 days’ notice, we pay to Mr. Leibowitz’s company, Waste Heat Solutions, $5,000 per month through February 2013 and $7,500 per month thereafter. In connection with this consulting agreement, we issued to Waste Heat Solutions (i) a fully vested 10-year option to purchase 500,000 shares of common stock at $.56 per share and (ii) a 10-year option, vesting six months from the contract date, i.e., on April 25, 2013, to purchase an additional 500,000 shares at $.56 per share. This consulting agreement contains standard confidentiality provisions, as well as standard non-competition and non-soliciting provisions which survive for two years following termination of the consultancy.

We may also issue to our officers and directors stock options on terms and conditions to be determined by our Board of Directors or designated committee.

In March 2013, we issued to our Chief Executive Officer, Richard H. Davis, and our Chief Financial Officer, John L. Hofmann, warrants to purchase common stock at an exercise price of $.30 per share (the market price on the date of the grant) in the amounts of 1,000,000 and 500,000 shares, respectively.

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

The following table sets forth certain information as of May 13, 2013, regarding the beneficial ownership of our common stock by (i) each of our directors and “named executive officers”; and (ii) all of our executive officers and directors as a group. To our knowledge, no other person beneficially owns more than 5% of our common stock. As of May 13, 2013 we had 26,400,106 shares outstanding.

Name and Address of Beneficial Owner	Shares Owned	Percent of Class
George Konrad[1]	4,054,074	15.59%
21615 N Second Avenue
Phoenix, AZ 85027

Bryce Johnson[2]	1,725,000	6.59%
7595 E. Gray Road
Scottsdale, Arizona 85266

Officers and Directors
Fred Barker[3]	1, 695,990	6.52%
21615 N Second Avenue
Phoenix, AZ 85027

Richard H. Davis[4]	2,003,033	7.25%
8365 SW 168 Terrace
Palmetto Bay, FL 33157

John L. Hofmann[5]	700,000	2.62%
420 S. Dixie Highway, Suite 4B
Coral Gables, Florida 33146

All Directors and Executive Officers as a group (3 persons)[6]	4,399,023	15.54%

[1]	Mr. Konrad resigned as President and Director in October 2012. At that time, he surrendered 3,000,000 shares of common stock to our Treasury.

[2]	Mr. Johnson resigned as an officer and director in March 2013. Includes 150,000 shares represented by currently exercisable warrants.

[3]	Mr. Barker’s shares are owned by Mr. Barker and his wife as joint tenants.

[4]	Mr. Davis’ shares include: 1,600,000 shares represented by currently exercisable warrants, 114,033 shares owned by Mr. Davis’ wife, as to which he disclaims beneficial ownership, and 10,000 shares owned by Darby Shore Management, Inc., a Florida corporation (“Darby”), for which Mr. Davis is an officer, director and 25% shareholder. Mr. Davis may be deemed to have voting and investment power over these shares held by Darby.

[5]	All of these shares are represented by currently exercisable warrants.

[6]	Includes 2,300,000 shares represented by currently exercisable warrants.
28

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

See Item 2. “Properties” and Item 11. “Executive Compensation.”

In April 2012, Mr. Barker sold 100,000 shares of common stock held by him through PowerVerde Consulting Services Inc., to PowerVerde for a price of $25,000 ($.25 per share). The 100,000 shares of common stock were surrendered to our treasury.

In May 2012, Mr. Barker sold 450,000 shares of common stock to PowerVerde for a price of $90,000 ($.20 per share). The 450,000 shares of common stock were surrendered to our treasury. The purchase price was payable $10,000 at closing and $10,000 per month through January 2013. As of the date of this Report, $33,000 of the purchase price remains due.

Since July 2010, Mr. Hofmann’s accounting firm, J.L. Hofmann & Associates, P.A. (“JLHPA”) has provided financial consulting and accounting services to PowerVerde. We paid a total of $89,555 to JLHPA in 2012.

We do not have any independent directors, as Mr. Barker is an officer and principal shareholder, and Mr. Davis is an officer and works for our investment banking firm. We intend to seek qualified independent directors to serve on our Board of Directors by the end of 2013.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Cherry Bekaert LLP, Certified Public Accountants (“CB”) was designated by our Board of Directors to audit the consolidated financial statements of our company for the fiscal years ended December 31, 2012 and 2011. The following table summarizes the aggregate fees billed and expected to be billed to us by CB for the fiscal years ended December 31, 2012 and 2011, respectively:

Principal Accountant Fees and Service

	2012	2011
Audit Fees	$43,000	$40,500

Total	$43,000	$40,500

Audit Fees

The aggregate fees billed and expected to be billed by CB for professional services rendered for the fiscal years ended 2012 and 2011, respectively, including fees associated with the annual audit, the reviews of the consolidated financial statements included in our Forms 10-K, the reviews of the quarterly reports on Form 10-Q, fees related to filings with the Securities and Exchange Commission and consultations on accounting issues and the application on new accounting pronouncements were approximately $43,000 and $40,500, respectively.

Tax Fees

The aggregate fees billed or expected to be billed by John L. Hofmann & Associates P.A. for tax compliance, tax advice and tax planning rendered to the Company for each of the fiscal years ended December 31, 2012 and 2011 were approximately $2,000.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

See Exhibit Index and Financial Statements Index, below.

PowerVerde, Inc.
Annual Report on Form 10-K
Year Ended December 31, 2012

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Vyrex Corporation as filed with the Delaware Secretary of State on September 8, 2005. [1]

3.2	Bylaws of Vyrex Corporation, dated as of September 9, 2005. [1]

3.3	Amended and Restated Certificate of Incorporation of Vyrex Corporation as filed with the Delaware Secretary of State on August 14, 2008. [2]

10.1	Agreement and Plan of Merger, dated as of February 11, 2008 by and among Vyrex Corporation, Vyrex Acquisition Corporation and PowerVerde, Inc. [1,3]

10.2	Services Agreement dated as of February 11, 2008, between PowerVerde, Inc., and Fred Barker d/b/a Barker Engineering. [1]

10.3	Services Agreement dated as of February 11, 2008, between PowerVerde, Inc. and Arizona Research and Development, Inc. [1]

10.4	Intellectual Property Transfer Agreement dated as of March 4, 2009, between PowerVerde, Inc. and Edward C. Gomez. [6]

10.6	Contracted Consulting Services Agreement dated February 1, 2011, between PowerVerde, Inc., and PowerVerde Consulting Services, Inc. [7]

10.8	Employment Agreement dated January 1, 2011, between PowerVerde, Inc., and Keith Johnson. [7]

10.9	Agreement dated April 7, 2011, between PowerVerde, Inc. and George Konrad. [7]

10.10	Employment Agreement dated April 7, 2011, between PowerVerde, Inc. and George Konrad. [7]

10.11	Employment Agreement dated as of June 15, 2011, between PowerVerde, Inc. and Mark P. Prinz [8]

10.13	Amended and Restated Employment Agreement dated as of June 15, 2011, between PowerVerde, Inc. and Keith Johnson.[8]

10.14	Amendment to Agreement dated August 19, 2011, between PowerVerde, Inc. and George Konrad.[8]

10.15	License Agreement dated as of September 29, 2011, between PowerVerde, Inc. and Newton Investments BV. [9]

10.16	Binding Letter of Intent for Acquisition dated November 1, 2011, between PowerVerde, Inc., Bryce Johnson, Paul Kelly and Vince Hils. 10,

10.17	Agreement dated February 9, 2012, by and between PowerVerde, Inc. and Newton Investments B.V.[11]

10.18	Membership Interest Purchase Agreement between PowerVerde, Inc., Bryce Johnson, Paul Kelly and Vince Hils dated March 30, 2012. [12]

10.19	Agreement dated October 16, 2012, among PowerVerde, Inc., George Konrad and Arizona Research and Development Inc. [13]

10.20	Consulting Agreement between the Company and Waste Heat Solutions LLC dated October 25, 2012. *

10.21	Form of Series A Secured Promissory Note dated December 2012. *

10.22	Security Agreement between PowerVerde Inc. and Series A Note holders dated December 31, 2012. *

21.1	Subsidiaries of the Company. [1]

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document**

101 SCH	XBRL Schema Document**

101 CAL	XBRL Calculation Linkbase Document**

101 DEF	XBRL Definition Linkbase Document**

101 LAB	XBRL Labels Linkbase Document**

101 PRE	XBRL Presentation Linkbase Document**

*	Filed herewith.

**	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

[1]	Previously filed on Form 8-K filed with the SEC on February 11, 2008.

[2]	Previously filed on Schedule 14A filed with the SEC on July 21, 2008.

[3]	Nonmaterial schedules and exhibits identified in the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-B. The Company agrees to furnish supplementally to the SEC upon request by the SEC a copy of any omitted schedule(s) or exhibit(s).
31

[4]	Previously filed on Form 10-K for the year ended December 31, 2008 filed with the SEC on April 15, 2009.

[5]	Previously filed on Form 10-Q for the quarter ended September 30, 2009 as filed with the SEC on November 17, 2009.

[6]	Previously filed on Form 10-K for the year ended December 31, 2009 filed with the SEC on April 14, 2010.

[7]	Previously filed on Form 10-K for the year ended December 31, 2010 as filed with the SEC on April 7, 2011.

[8]	Previously filed on Form 10-Q/A for the quarter ended June 30, 2011 filed with the SEC on September 8, 2011.

[9]	Previously filed on Form 8-K filed with the SEC on September 30, 2011

[10]	Previously filed on Form 8-K filed with the SEC on November 7, 2011

[11]	Previously filed on Form 8-K filed with the SEC on February 9, 2012.

[12]	Previously filed on Form 8-K filed with the SEC on April 5, 2012.

[13]	Previously filed on Form 8-K filed with the SEC on October 22, 2012.
32

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERVERDE, INC.

Dated: May 16 , 2013	by:	/s/ Richard H. Davis
Richard H. Davis
CEO and Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Fred Barker	Vice President, Secretary and Director	May 16 , 2013

/S/ Richard H. Davis.	Chief Executive Officer, Director	May 16 , 2013

/S/ John L. Hofmann	Chief Financial Officer	May 16 , 2013
33

PowerVerde, Inc. and Subsidiary

Annual Report on Form 10-K

Year Ended December 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PowerVerde, Inc. and Subsidiary

We have audited the consolidated balance sheets of PowerVerde, Inc. and Subsidiary (a Development Stage Company), as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended and the period from March 9, 2007 (Date of Inception) to December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PowerVerde, Inc. and Subsidiary as of December 31, 2012 and 2011, and the consolidated results of its operations and its consolidated cash flows for the years then ended and the period from March 9, 2007 (Date of Inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $4,755,050 and $2,553,465 for 2012 and 2011, respectively. At December 31, 2012, current liabilities exceed current assets by $72,721. These factors, and others discussed in Note 2, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Cherry Bekaert LLP
Coral Gables, FL
May 16 , 2013

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Balance Sheets

	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$45,283	$7,530
Accounts receivable	115,687	18,909
Prepaid expenses	46,641	24,267
Total Current Assets	207,611	50,706

Property and Equipment
Property and equipment, net of accumulated depreciation of $26,771 and $20,521, respectively	9,559	15,809

Other Assets
Intellectual Property, net of accumulated amortization of $164,860	494,580	—
Total Assets	$711,750	$66,515

Liabilities and Stockholders’ Equity (Deficiency)
Current Liabilities
Accounts payable and accrued expenses	$109,568	$179,304
Payable to related parties	170,764	—
Total Current Liabilities	280,332	179,304

Long-Term Liabilities
Derivative Liability	68,250	—
Notes payable to related parties	184,367	180,988
Total Long-Term Liabilities	252,617	180,988

Total Liabilities	532,949	360,292

Stockholders’ Equity (Deficiency)
Common stock:
100,000,000 common shares authorized, par value $0.0001 per share, 26,011,565 common shares issued and outstanding at December 31, 2012 and 25,624,565 common shares issued and outstanding at December 31, 2011	3,414	3,012
Additional paid-in capital	10,278,331	4,730,724

Treasury stock, 8,550,000 shares at cost	(491,139)	(170,758)
Deficit accumulated in the development stage	(9,611,805)	(4,856,755)

Total Stockholders’ Equity (Deficiency)	178,801	(293,777)

Total Liabilities and Stockholders’ Equity (Deficiency)	$711,750	$66,515

The accompanying notes are an integral part of these consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Operations

For the years ended December 31, 2012 and 2011, and the

period from March 9, 2007 (Date of Inception) to December 31, 2012

	2012	2011	Cumulative from inception through December 31, 2012
Revenue, Net	$193,692	$193,391	$478,449

Cost of Goods Sold	—	136,925	136,925

Gross Profit	193,692	56,466	341,524

Operating Expenses
Research and development	1,321,214	994,619	3,328,894
General and administrative	978,818	1,628,739	3,650,430
Goodwill impairment	2,637,760	—	2,637,760
Total Operating Expenses	4,937,792	2,623,358	9,617,084

Loss from Operations	(4,744,100)	(2,566,892)	(9,275,560)

Other Income (Expenses)
Interest income	—	—	2,401
Interest expense	(14,200)	(10,230)	(357,907)
Other income (expenses)	3,250	23,657	19,261
Total Other Income (Expenses)	(10,950)	13,427	(336,245)

Loss before Income Taxes	(4,755,050)	(2,553,465)	(9,611,805)
Provision for Income Taxes	—	—	—

Net Loss	$(4,755,050)	$(2,553,465)	$(9,611,805)

Net Loss per Share - Basic and Diluted	$(0.18)	$(0.10)
Weighted Average Common Shares Outstanding - Basic and Diluted	27,134,392	26,338,637

The accompanying notes are an integral part of these consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2012 and 2011, and the

period from March 9, 2007 (Date of Inception) to December 31, 2012

	Common Shares	Common Stock	Additional Paid in Capital	Treasury Stock	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity
Balance at March 9, 2007 (date of inception)	—	$—	$—	$—	$—	$—
Common Stock issued for cash, net of stock issuance costs of $45,398	20,350,000	20,350	659,252	—	—	679,602

Net Loss	—	—	—	—	(274,402)	(274,402)

Balances, December 31, 2007	20,350,000	$20,350	$659,252	$—	$(274,402)	$405,200

Sale of common stock at $.50 per share	50,000	50	24,950	—	—	25,000

Stockholder Equity of Vyrex Corporation at merger	1,019,144	102	(479,771)	—	—	(479,669)

Recapitalization of PowerVerde stockholders’ equity	(20,400,000)	(20,400)	20,400	—	—	—

Shares issued related to forgiveness of debt and issued for services	275,000	28	249,972	—	—	250,000

Shares issued in exchange for PowerVerde shares	24,588,734	2,459	(2,459)	—	—	—

Warrants issued with debt	—	—	299,984	—	—	299,984

Net loss	—	—	—	—	(829,556)	(829,556)

Balances, December 31, 2008	25,882,878	$2,589	$772,328	$—	$(1,103,958)	$(329,041)

Sale of common stock at $.75 per share, net of stock issuance costs of $85,000	1,266,667	126	864,874	—	—	865,000

Common stock issued on conversion of debt	378,521	38	189,223	—	—	189,261
Common stock issued for services	75,000	8	56,242			56,242
Net loss	—	—	—	—	(890,980)	(890,980)

Balances, December 31, 2009	27,603,066	$2,761	$1,882,667	$—	$(1,994,938)	$(109,510)

Sale of common stock at $.75 per share, net of stock issuance costs of $85,000	439,999	43	296,958	—	—	297,001
Net loss	—	—	—	—	(308,352)	(308,352)

Balances, December 31, 2010	28,043,065	$2,804	$2,179,625	$—	$(2,303,290)	$(120,861)

Sale of common stock at $.75 per share, net of stock issuance costs of $150,000	2,000,000	200	1,349,800	—	—	1,350,000
Stock-based compensation	—	—	466,907	—	—	466,907
Warrants issued for services	—	—	612,150	—	—	612,150
Warrants exercised	81,500	8	122,242	—	—	122,250
Treasury stock	(4,500,000)	—	—	(170,758)	—	(170,758)
Net loss	—	—	—	—	(2,553,465)	(2,553,465)

Balances, December 31, 2011	25,624,565	$3,012	$4,730,724	$(170,758)	$(4,856,755)	$(293,777)

Sale of 906,000 shares of common stock at $1.00 per share, 450,000 at $.715 per share and 396,000 shares at $.43 per share, net of stock issuance costs of $139,803	1,752,000	176	1,258,052	—	—	1,258,228
Issuance of warrants for settlement with Newton	—	—	262,700	—	—	262,700
Stock-based compensation	—	—	658,381	—	—	658,381
Issuance of common stock at $1.37 per share for Cornerstone acquisition	2,260,000	226	3,095,974	—	—	3,096,200
Issuance of warrants for Cornerstone acquisition	—	—	201,000	—	—	201,000
Cancellation of shares issued for services to Del Mar Consulting	(75,000)	—	—	—	—	—
Warrants issued in connection with notes payable to related party	—	—	71,500	—	—	71,500
Treasury stock	(3,550,000)	—	—	(320,381)	—	(320,381)
Net loss	—	—	—	—	(4,755,050)	(4,755,050)

Balances, December 31, 2012	26,011,565	$3,414	$10,278,331	$(491,139)	$(9,611,805)	$178,801

The accompanying notes are an integral part of these consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the years ended December 31, 2012 and 2011, and the

period from March 9, 2007 (Date of Inception) to December 31, 2012

	2012	2011	Cumulative from inception through December 31, 2012
Cash Flows from Operating Activities
Net loss	$(4,755,050)	$(2,553,465)	$(9,611,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	171,110	7,418	191,631
Amortization of discount	13,521	10,230	353,213
Stock based compensation	658,381	466,907	1,181,530
Goodwill impairment	2,637,760	—	2,637,760
Warrants issued for services	—	612,150	612,150
Warrants issued for settlement	262,700	—	262,700
Gain on re-measurement of derivative liability	(3,250)	—	(3,250)
Changes in operating assets and liabilities
Accounts receivable and prepaid expenses	(119,152)	(37,826)	(162,328)
Accounts payable and accrued expenses	(69,736)	25,413	(120,964)
Payable to related parties	159,611	—	159,611

Cash Used in Operating Activities	(1,044,105)	(1,469,173)	(4,499,752)

Cash Flows From Investing Activities
Purchase of property and equipment	—	(11,193)	(36,330)
Cash acquired in business acquisition	—	—	872

Cash Used in Investing Activities	—	(11,193)	(35,458)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	1,398,031	1,622,250	5,050,281
Proceeds from notes payable to related parties	325,000	—	625,000
Payment of line of credit	—	—	(50,000)
Payment of note payable to related parties	(180,989)	—	(271,206)
Purchase of treasury stock	(320,381)	—	(320,381)
Payment of stock issuance costs	(139,803)	(150,000)	(453,201)

Cash Provided by Financing Activities	1,081,858	1,472,250	4,580,493

Net Increase in Cash and Cash Equivalents	37,753	(8,116)	45,283
Cash and cash equivalents at Beginning of Period	7,530	15,646	—
Cash and cash equivalents at End of Period	$45,283	$7,530	$45,283

Supplemental Disclosure of Cashflow Information
Cash Paid for Interest	$—	$—	$24,221
Cash Paid for Income Taxes	$—	$—	$—

Supplemental Schedule of Non-Cash Financing
Common stock issued for convertible debt	$—	$—	$189,261
Common stock issued for services	$—	$—	$56,250
Common stock issued for acquisition of Cornerstone Conservation Group, LLC	$3,096,200	$—	$3,096,200
Warrants issued in connection with acquisition of Cornerstone Conservation Group, LLC	$201,000	$—	$201,000
Purchase of treasury stock with long-term related party payable	$72,000	$170,758	$242,758
Warrants issued in connection with debt	$—	$—	$299,984
Issuance of warrants as part of notes payable to related party of which $71,500 was classified as additional paid in capital and $71,500 was classified as a derivative liability	$143,000	$—	$143,000
Common stock issued in connection with debt forgiveness and services rendered	$—	$—	$250,000

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

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable consist of balances due from sales and royalties. The Company monitors accounts receivable and provides allowances when considered necessary. At December 31, 2012 and 2011, accounts receivable were considered to be fully collectible. Accordingly, no allowance for doubtful accounts was provided.

Revenue Recognition

Sales revenues and associated cost of sales are recognized when title of the goods sold pass to the buyer, when shipped and when accounts receivable are determined to be reasonable collectable. Certain sales agreements also require installation and training by PowerVerde once goods are received and accepted by the customer. The Company does not consider these agreements multiple elements arrangements as defined by ASC 605-25 “Revenue Recognition”, as the Company does not offer installation or training as services separate from the sale of its products at this time. Therefore, a “best estimate of selling price” or individual pricing in accordance with ASC 605-25 is undeterminable. The Company defers all revenues and costs of sales until the agreement is 100% complete.

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

The Company assesses goodwill for potential impairment at the end of each fiscal year, or during the year if an event or other circumstance indicates that the Company may not be able to recover the carrying amount of the asset. In evaluating goodwill for impairment, first qualitative factors are assessed to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If it is concluded that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing of the goodwill assigned to the reporting unit is required. However, if it is concluded that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a two-step goodwill impairment test is performed to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized, if any.

In the first step of the review process, the estimated fair value of the reporting unit is compared with its carrying value. If the estimated fair value of the reporting unit exceeds its carrying amount, no further analysis is needed.

If the estimated fair value of the reporting unit is less than its carrying amount, a second step of the review process is performed in order to calculate the implied fair value of the reporting unit goodwill in order to determine whether any impairment is required. The implied fair value of the reporting unit goodwill is then calculated by allocating the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, the Company then recognizes an impairment loss for that excess amount. (see Note 7)

Stock-based compensation

The Company has accounted for stock-based compensation under the provisions of ASC Topic 718 – “Stock Compensation” which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (stock options and common stock purchase warrants). The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on historical volatility of peer companies and other factors estimated over the expected term of the stock options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

Accounting for Uncertainty in Income Taxes

The Company follows the provisions of ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2009, 2010 and 2011, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2012.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the consolidated financial statements as general and administrative expense.

Research and Development Costs

The Company’s research and development costs are expensed in the period in which they are incurred. Such expenditures amounted to $1,321,214 and $994,619 for the year ended December 31, 2012 and 2011, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share is computed in accordance with FASB ASC Topic 260, “Earnings per Share”. Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Certain common stock equivalents were not included in the earnings (loss) per share calculation as their effect would be anti-dilutive. Warrants exercisable for 6,050,999 shares and options for 2,750,000 shares were excluded from weighted average common shares outstanding on a diluted basis.

Financial instruments

The Company carries cash and cash equivalents, accounts receivable, accounts payable and accrued expenses at historical costs. The respective estimated fair values of these assets and liabilities approximate carrying values due to their current nature. The Company also carries notes payable to related parties at historical cost less discounts from warrants issued as loan financing costs.

Fair value of financial assets and liabilities

The Company measures the fair value of financial assets and liabilities in accordance with GAAP which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. GAAP describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. These instruments are required to be carried as derivative liabilities, at fair value.

The Company uses the Black-Scholes option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to measure the fair value of these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective inputs that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the Company’s trading market price and the trading market price of various peer companies, which have historically had high volatility. Since derivative financial instruments are initially and subsequently carried at fair value, the Company’s income will reflect the volatility in these estimate and assumption changes.

The Company reports its derivative liabilities at fair value on the accompanying consolidated balance sheet as of December 31, 2012. There were no derivative liabilities as of December 31, 2011.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Note 4 – Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Updates (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 was effective for the Company beginning January 1, 2012. The adoption of ASU 2011-08 did not have a material impact on the consolidated financial statements.

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

In July 2012, the FASB issued ASU 2012-02- “Testing Indefinite- Lived Intangible Asserts for Impairment” (“ASU 2012-02”) in order to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance. The new guidance allows an entity the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. ASU 2012-02 became effective for the Company on October 1, 2012, and earlier adoption is permitted. The adoption did not have a material impact on its consolidated financial statements.

Note 5 – Acquisition

On March 30, 2012, the Company purchased 100% of the membership interests of Cornerstone Conservation Group LLC (“Cornerstone”) pursuant to a Membership Interest Purchase Agreement (the “Agreement”). Cornerstone’s main asset is its proprietary Combined Cooling, Heating and Power (“CCHP”) technology, which utilizes waste heat from commercial and residential heating, ventilation air conditioning and refrigeration (“HVACR”) systems. Cornerstone also has substantial experience and technology relating to geothermal or ground source heat pumps. In January 2012, the Company moved its operations to a 5,000 square foot facility in Scottsdale, Arizona, owned by one of the sellers, who became an officer and director in connection with the Cornerstone transaction. The Company used the facility rent free of charge for two months. Since March 2012, the Company has been using the facility at a cost of $700 per month which covers overhead costs.

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

The assets acquired were recorded based on estimates of their fair values determined by management, based on information then available and on assumptions as to future operations.

For the period ending December 31, 2012, amortization expense and accumulated amortization of the intangible asset- intellectual property was $164,860.

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

	Pro Forma – Unaudited For the years ended December 31
	2012	2011
Revenue	$208,300	$655,454

Net loss attributable to common shareholders of the Company	$(4,855,754)	$(2,827,079)
Basic and diluted net loss per common share attributable to common shareholders of PowerVerde	$(0.18)	$(0.11)
11

Note 6 – Property and Equipment

A summary of property and equipment at December 31, 2012 and December 31, 2011 is as follows:

	2012	2011	Estimated Useful Lives (in years)

Equipment	$25,426	$25,426	5
Computer equipment (hardware)	6,975	6,975	3-5
Software	3,929	3,929	3
	36,330	36,330
Less: Accumulated depreciation	(26,771)	(20,521)
	$9,559	$15,809

The amounts charged to operations for depreciation expense for the year ended December 31, 2012 and 2011 were $6,250 and $7,418 respectively. Depreciation expense from inception through December 31, 2012 was $26,771.

Note 7– Goodwill – Impairment Testing

In accordance with ASU 2011-08, management of the Company undertook a qualitative assessment to determine whether it was more likely than not that the fair value of the assets acquired in the acquisition of Cornerstone Conservation Group were less than the carrying amount assigned to the assets in the acquisition accounting. This assessment resulted in the conclusion that it was more likely than not that the fair value of assets was less than the current carrying amount upon which management proceeded to perform the two-step goodwill impairment test described in ASC 350.

In the acquisition of Cornerstone, significant value was placed upon the substantial experience, proprietary industry knowledge and business acumen of the managing member, and the value that he would bring to the management team of PowerVerde, Inc. This value was recorded as goodwill in the acquisition accounting. The managing member resigned as an officer and director of PowerVerde in the first quarter of 2013. Based on this event, the departure of a key asset of the Cornerstone Acquisition, the Company determined that the implied fair value of the goodwill recorded in the acquisition accounting no longer existed and an impairment charge of $2,637,760 was recognized in December 2012. This charge is reported on the consolidated 2012 statement of operations as an operating expense, Goodwill impairment. As of December 31, 2012, the carrying value of the goodwill was zero.

Note 8– Stockholders’ Equity

Warrants

In 2008, the Company issued warrants to purchase 250,000 and 50,000 unregistered shares of the Company’s common stock at exercise prices of $1.50 and $2.30 per share, respectively. The warrants expired on various dates through November 2011. At December 31, 2012, 218,500 of these warrants had expired and 81,500 were exercised.

During March through December 2010, the Company issued warrants to purchase 439,999 unregistered shares of the Company’s common stock at an exercise price of $0.75 per share in association with stock subscription agreements. These warrants expire on various dates through December 2013. As of December 31, 2012, all of these warrants were outstanding.

During January through December 2011, the Company issued warrants to purchase 2,000,000 unregistered shares of the Company’s common stock at an exercise price of $0.75 per share in association with stock subscription agreements. These warrants expire on various dates through 2014. As of December 31, 2012, all of these warrants were outstanding.

The Company issued warrants on June 3, 2011 to various persons, including affiliates of the Company, for services provided to the Company. These warrants covered the purchase of 1,855,000 unregistered shares of the Company’s stock at an exercise price of $1.05 per share with a five-year term. These share-based payments have been accounted for in accordance with ASC 815-40 using the Black Scholes warrant pricing model to determine the fair value of each warrant. As of December 31, 2012, all of these warrants were outstanding.

On February 3, 2012, The Company issued warrants to purchase 500,000 unregistered shares of the Company’s common stock at an exercise price of $3.00 per share with a five-year term for settlement of certain disputed amounts (See Note 8). These share-based payments have been accounted for in accordance with ASC 815-40 using the Black-Scholes warrant pricing model to determine the fair value of each warrant. As of December 31, 2012, all of these warrants were outstanding.

In connection with the acquisition of Cornerstone (See Note 5), on March 30, 2012, the Company issued warrants to purchase 300,000 unregistered shares of common stock at exercise prices ranging from $2.00 to $4.00 per share. These warrants expire at various dates through December 2017. As of December 31, 2012, all of these warrants were outstanding.

During the second quarter of 2012, the Company issued warrants to purchase 335,000 unregistered shares of the Company’s common stock at an exercise price of $3.00 per share in association with stock subscription agreements. These warrants expire on various dates through 2015. As of December 31, 2012, all of these warrants were outstanding.

During the third quarter of 2012, the Company issued warrants to purchase 71,000 unregistered shares of the Company’s common stock at an exercise price of $3.00 per share in association with stock subscription agreements. These warrants expire July 30, 2015. As of December 31, 2012, all of these warrants were outstanding.

During the fourth quarter of 2012, the Company issued warrants to purchase 225,000 unregistered shares of the Company’s common stock at an exercise price of $1.00 per share in association with stock subscription agreements. These warrants expire October 31, 2015. As of December 31, 2012, all of these warrants were outstanding.

In December 2012, the Company issued warrants to purchase 325,000 unregistered shares of the Company’s common stock at an exercise price of $.41 per share in association with the Secured Promissory Note (See Note 10). These warrants expire December 31, 2015. As of December 31, 2012, all of these warrants were outstanding.

Expenses related to warrants issued in conjunction with settlement of certain disputes for the years ended December 31, 2012 and 2011 were $262,700 and $0, respectively.

A summary of warrants issued, exercised and expired during the year ending December 31, 2012 is as follows:

	Shares	Weighted Average Exercise Price
Balance at December 31, 2011	4,294,999	0.88
Issued	1,756,000	1.69
Balance at December 31, 2012	6,050,999	1.12
13

The weighted average grant date fair value of warrants issued during the year ended December 31, 2012 amounted to $1.02 per warrant. The fair value of each warrant granted for equity and debt raises was determined using the Black-Scholes warrant pricing model and the following assumptions:

December 31, 2012
Risk free interest rate	.32% to 1.04%
Expected term	3-5 years
Annualized volatility	79% to 85%
Expected dividends	—

The expected term of warrants granted is based on historical experience with past warrant holders, and represents the period of time that warrants granted are expected to be outstanding.

The warrant shares referred to above are unregistered shares of the Company’s stock and are restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

Private Placement of Common Stock

In February 2012, the Company raised $500,000 exclusively from accredited European investors (including $275,000 from a Newton affiliate) pursuant to a private placement of 500,000 shares of common stock at a price of $1.00 per share. There were no warrants issued pursuant to this round; however, simultaneously Newton affiliates received three-year warrants to purchase 500,000 shares at $1.00 per share in connections with the settlement of certain claims by and between the Company and Newton.

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

In the fourth quarter of 2012, the Company raised gross proceeds of $492,030 through the private placement of 396,000 unregistered shares of common stock to accredited investors at $.43 per share and 450,000 shares at $.715 per share. Each investor who purchased the common stock at $.715 per share received a three-year warrant to purchase additional shares of common stock at $1.00 per share for a number of shares equal to one-half of the number of shares purchased by the investor in this offering. The Company paid a 10% commission on the gross proceeds of this offering to its placement agent.

Treasury Shares

On April 7, 2011, 4,500,000 shares of the Company’s stock were surrendered to Treasury in exchange for a $200,000 interest-free note payable due in April 2013. The note payable is reported as note payable to related party on the accompanying consolidated balance sheets. In accordance with GAAP, the Company has discounted this obligation at an imputed rate of 8%. The balance was settled on October 16, 2012 with the surrender of 3,000,000 shares of the Company’s stock to Treasury in exchange for $530,000 as discussed below.

In April 2012, the Company purchased 100,000 shares of common stock from an affiliate at a price of $.25 per share. Of the $25,000 purchase price, $14,000 was paid in 2011 and the balance in April 2012. The shares have been held as treasury stock from the date of closing.

In May 2012, the Company purchased 450,000 shares of its common stock from an affiliate at a price of $0.20 per share. Of the $90,000 purchase price, $10,000 was paid at closing and the balance is payable $10,000 per month through January 2013. The payable has a balance of $33,000 at December 31, 2012 and is included in “Payable to related parties” in the accompanying condensed consolidated balance sheets. The shares have been held as treasury stock from the date of closing.

On October 16, 2012, 3,000,000 shares of the Company’s stock were surrendered to Treasury in exchange for $530,000, $100,000 of which is due in six equal monthly installments, beginning on November 16, 2012. The payable has a balance of $100,000 as of December 31, 2012 and is included in the “Payable to related parties” in the accompanying consolidated balance sheets. In the event that any amount due remains unpaid, some or all amounts can be converted into shares of the Company’s stock at a price of $.0667 per share. The shares have been held as treasury stock from the date of closing. As of April 16, 2013, approximately $83,000 remained outstanding. In accordance with ASC 470-20, “Debt with Conversion and Other Options,” the Company determined that the non-mandatory conversion feature represents a beneficial conversion feature that should be recorded as equity based on intrinsic value. The offset will be recorded as a discount and netted against the payable during the second quarter of 2013.

Preferred Shares

The Company has 50,000,000 shares of authorized, $0.0001 par value preferred stock. At December 31, 2012 and 2011, no shares had been issued.

Note 9 – Stock Options

Stock option activity for the year ended December 31, 2012, is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2010	—	—
Granted	1,950,000	0.91
Expired or forfeited	(200,000)	—

Options outstanding at December 31, 2011	1,750,000	$0.91	10.00
Granted	1,000,000	0.56	10.00

Options outstanding at December 31, 2012	2,750,000	$0.78	10.00

During the fourth quarter of 2012, the Company issued to a consultant a 10-year option to purchase 1,000,000 shares of common stock at $.56 per share.

Total stock-based compensation for the years ended December 31, 2012 and 2011 was $658,381 and $466,908 respectively.

The remaining unrecognized stock-based compensation of approximately $121,000 will be recognized as research and development expense in 2013.

10. Notes Payable to Related Parties

In the fourth quarter of 2012, in an effort to raise capital, the Company entered into various Secured Promissory Note agreements with accredited investors, who are also existing stockholders of the Company. As of December 31, 2012, $325,000 was raised. Upon closing, the Company issued to each investor a three-year warrant for the purchase of 325,000 shares (in the aggregate) of the Company’s common stock at a price of $.41 per share. On December 1, 2013, the Company will issue an additional three-year warrant for 325,000 shares to each investor at an exercise price equal to the average price of the common stock during the 10 trading days prior to December 1, 2013.

The promissory notes bear interest at the rate of 10% per annum based on a 365-day year. Accrued interest will be paid semi-annually on June 30, 2013, December 31, 2013, June 30, 2014, and December 31, 2014. The entire principal balance of the Note, together with all unpaid interest accrued thereon, shall be due and payable on December 31, 2014. In the event the Company defaults on interest and/or principal payments, the Company will use all accounts receivable obtained now or hereafter existing, pursuant to the License Agreement from VDF FutureCeuticals Inc. (the “Licensee”), as collateral.

The Company analyzed the terms of the warrants based on the provisions of ASC 480, “Distinguishing Liabilities from Equity,”  and determined that the warrants issued in conjunction with the closing of the notes payable qualified for equity accounting. The warrants that will be issued on December 1, 2013 have been determined to qualify as a derivative liability (see Note 11).

Under guidance in ASC 470, the Company allocated the $325,000 in proceeds proportionately between the Secured Promissory Note and the common stock warrants issued to the note holders based on their relative fair values. The relative fair value of the common stock warrants of $143,000, of which $71,500 was recorded as additional paid in capital and $71,500 was recorded as a derivative liability. The Secured Promissory Note was recorded at the principal amount of $325,000 less a discount of $143,000. This discount was being amortized to interest expense over the term of the Secured Promissory Note to related parties using the effective interest method. The fair value of the common stock warrants issued in conjunction with the Secured Promissory Notes was determined using the Black-Scholes pricing model. The Company determined the fair value of its common stock to be $0.41 per share at each of the dates the warrants were issued.

Upon payment in full of the notes, a $25,000 fee will be paid by the Company to its placement agent, Martinez-Ayme Securities, Inc. As of December 31, 2012, $16,250 has been accrued and is included in accounts payables and accrued expenses in the accompanying consolidated balance sheets.

11. Derivative liabilities

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has entered into certain other financial instruments and contracts, such as debt financing arrangements with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. These instruments are required to be carried as derivative liabilities, at fair value.

The following table discloses the fair value of the Company’s derivative liabilities as of December 31, 2012 and 2011. The Company held no asset derivatives at either reporting date.

	Liability Derivatives
	December 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Secured Promissory Notes Warrants	Derivative Liabilities	$68,250	Derivative Liabilities	$—

The following table summarizes liabilities measured at fair value on a recurring basis for the periods presented:

	December 31, 2012				December 31, 2011
Fair Value Measurements Using:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$—	$68,250	$—	$68,250	$—	$—	$—	$—

12. Commitments and Contingencies

On September 29, 2011, the Company entered into a license agreement (the “License Agreement”) with Newton Investments BV. Pursuant to the License Agreement, Newton will, for a period of 10 years, hold the exclusive manufacturing and distribution rights for the Systems in the 27 countries which are currently members of the European Union, subject to Newton’s achieving minimum sales of at least 100 Systems per year beginning in the second year of the License Agreement, payment of a royalty equal to 20% of the gross sales price of each System sold, and other terms and conditions set forth in the License Agreement. Due to ongoing technical problems with the Company’s Systems, the Company has deferred commencement of the minimum sales requirement until the problems are resolved.

On October 25, 2012, the Company entered into a consulting agreement with Hank Leibowitz, the principal of Waste Heat Solutions, LLC, an expert with 39 years’ experience in the field of advanced energy systems. Pursuant to this consulting agreement, which is terminable by either party on 30 days’ notice, the Company pays Waste Heat Solutions, $5,000 per month through February 2013 and $7,500 per month thereafter. In connection with this consulting agreement, the Company issued to Waste Heat Solutions (i) a fully vested 10-year option to purchase 500,000 shares of common stock at $.56 per share and (ii) a 10-year option, vesting six months from the contract date, i.e., on April 25, 2013, to purchase an additional 500,000 shares at $.56 per share. The fair value of the fully vested option was approximately $182,000 and was recorded as general and administrative expenses in the consolidated statement of operations during 2012. The fair value of the option vesting six months from the contract date was approximately $182,000 of which approximately $61,000 was recorded as research and development expense in the consolidated statement of operations during 2012. The remaining unrecognized expense of approximately $121,000 will be recognized as research and development expense during 2013.

This consulting agreement contains standard confidentiality provisions, as well as standard non-competition and non-soliciting provisions which survive for two years following termination of the consultancy.

Note 11 – Income Taxes

Deferred income taxes are provided based on the provisions of ASC Topic 740, “Accounting for Income Taxes”, to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months. The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2012, 2011, 2010, 2009 and 2008.

The Company classifies interest and penalties arising from underpayment of income taxes in the consolidated statements of operations as general and administrative expenses. As of December 31, 2012, the Company had no accrued interest or penalties related to uncertain tax provisions.

Significant components of the Company’s net deferred income taxes are as follows:

	For the Years ended
	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$1,690,212	$1,063,755
Start-up cost	448,156	440,340
Goodwill	989,819	—
Stock based compensation	686,288	426,228
Other	3,420	4,810
Deferred tax assets	3,817,895	1,935,133
Less valuation allowance	(3,817,895)	(1,935,133)
Net deferred tax assets after valuation allowance	$—	$—
17

A reconciliation of the U.S. statutory federal income tax rate to the effective income tax rate (benefit) follows:

Rate Reconciliation

Federal income tax at statutory rate	$(1,616,870)
State Tax	(261,553)
Permanent Differences	1,248
Other	(5,587)
Change in Valuation Allowance	1,882,762
$(0)

In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more than likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment. After consideration of the evidence, both positive and negative, management has determined that a $3,817,895 valuation allowance at December 31, 2012 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $1,882,762. At December 31, 2012, the Company has available net operating loss carry forwards for federal income tax purposes of $4,279,018 expiring at various times from 2027 through 2032.

Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Write-offs	Other Charges	Balance at End of Period
Deferred tax asset valuation allowance

Year ended December 31, 2012	$1,935,133	$1,882,762			$3,817,895
Year ended December 31, 2011	$910,779	$1,024,354			$1,935,133
18

Note 12- Related Party Transactions

See Notes 8 and 10 for discussion of transactions with the Company’s Co-Founders, George Konrad and Fred Barker.

Since January 1, 2012, the Company has been using a 5,000 square foot Scottsdale, Arizona, facility owned by Bryce Johnson, the principal Cornerstone seller, who became an officer and director of the Company in connection with the Cornerstone Acquisition. The Company used the facility free of charge for two months. Since March 2012, it has been paying Mr. Johnson $700 per month which covers overhead costs for use of the facility on a month-to-month basis. Mr. Johnson resigned as an officer and director of the Company in March 2013; however, the Company continues to use his facility and expects to continue doing so for at least the next year on the existing terms.

Note 13 – Subsequent Events

In March 2013, the Company issued to its Chief Executive Officer, Richard H. Davis, and its Chief Financial Officer, John L. Hofmann, five-year warrants to purchase common stock at an exercise price of $.30 per share (the market price on the date of grant) in the amounts of 1,000,000 and 500,000 shares, respectively.

In the first quarter of 2013, the Company sold an additional $75,000 principal amount of Series A Secured Promissory Notes. In connection with these Notes, the Company issued warrants to purchase 75,000 shares of common stock and will be obligated to issue warrants to purchase an additional 75,000 shares in December 2013. See Note 10.

19