Form 10-Q
period 2013-03-31
POWERVERDE, INC.
filed 2013-05-20
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 20 , 2013 the issuer had 26,400,106 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PowerVerde, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheets
March 31, 2013 and December 31, 2012 (Unaudited)

	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$12,732	$45,283
Accounts receivable	71,487	115,687
Employee advances	19,292	—
Prepaid expenses	17,169	46,641
Total Current Assets	120,680	207,611

Property and Equipment
Property and equipment, net of accumulated depreciation of $28,064 and $26,771, respectively	8,266	9,559

Other Assets
Intellectual Property, net of accumulated amortization of $219,813	439,626	494,580
Total Assets	$568,572	$711,750

Liabilities and Stockholders’ Equity (Deficiency)
Current Liabilities
Accounts payable and accrued expenses	$136,559	$109,568
Payable to related parties	127,998	170,764
Total Current Liabilities	264,557	280,332

Long-Term Liabilities
Derivative liability	44,000	68,250
Payable to related party	235,372	184,367
Total Long-Term Liabilities	279,372	252,617
Total Liabilities	543,929	532,949

Stockholders’ Equity
Common stock:
100,000,000 common shares authorized, par value $0.0001 per share, 26,400,106 common shares issued and outstanding at March 31, 2013 and 26,011,565 common shares issued and outstanding at December 31, 2012	3,446	3,414
Additional paid-in capital	10,720,476	10,278,331
Treasury stock, 8,550,000 shares at cost	(491,139)	(491,139)
Deficit accumulated in the development stage	(10,208,140)	(9,611,805)
Total Stockholders’ Equity	24,643	178,801

Total Liabilities and Stockholders’ Equity	$568,572	$711,750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations
For the three months ended March 31, 2013 and 2012, and the
period from March 9, 2007 (Date of Inception) to March 31, 2013
(Unaudited)

	Three months ended March 31,		Cumulative from inception through March
	2013	2012	31, 2013

Revenue, Net	$71,487	$14,435	$549,936

Cost of Goods Sold	—	—	136,925

Gross Profit	71,487	14,435	413,011

Operating Expenses
Research and development	236,157	577,036	3,565,051
General and administrative	452,677	221,239	4,103,107
Goodwill impairment	—	—	2,637,760
Total Operating Expenses	688,834	798,275	10,305,918

Loss from Operations	(617,347)	(783,840)	(9,892,907)

Other Income (Expenses)
Interest income	—	—	2,401
Interest expense	(19,738)	(3,644)	(377,645)
Other income (expenses)	40,750	—	60,011
Total Other Income (Expense)	21,012	(3,644)	(315,233)

Loss before Income Taxes	(596,335)	(787,484)	(10,208,140)
Provision for Income Taxes	—	—	—

Net Loss	$(596,335)	$(787,484)	$(10,208,140)

Net Loss per Share - Basic and Diluted	$(0.02)	$(0.03)

Weighted Average Common Shares Outstanding - Basic and Diluted	26,244,550	25,962,587

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity
For the three months ended March 31, 2013
(Unaudited)

	Common Shares	Common Stock	Additional Paid in Capital	Treasury Stock	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity

Balances, December 31, 2012	26,011,565	$3,414	$10,278,331	$(491,139)	$(9,611,805)	$178,801

Common stock issued for services	325,000	32	124,718			124,750
Stock-based compensation			90,927			90,927
Warrants issued for services			210,000			210,000
Warrants issued in connection with Notes payable to related party
			16,500			16,500
Common stock issued on conversion of debt	44,791
Cashless exercise of options	18,750
Net loss for the three months ended March 31, 2013					(596,335)	(596,335)

Balances, March 31, 2013	26,400,106	$3,446	$10,720,476	$(491,139)	$(10,208,140)	$24,643

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2013 and 2012, and the
period from March 9, 2007 (Date of Inception) to March 31, 2013
(Unaudited)

	2013	2012	Cumulative from inception through March 31, 2013
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(596,335)	$(787,484)	$(10,208,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56,247	1,913	247,878
Amortization of discount	9,005	3,644	362, 218
Stock based compensation	90,927	131,454	1,272,457
Common stock issued for services	113,292		113,292
Goodwill impairment	—	—	2,637,760
Warrants issued for services	210,000	—	822,150
Warrants issued for settlement	—	262,700	262,700
Gain on re-measurement of derivative liability	(40,750)	—	(44,000)
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	85,130	4,741	(77,198)
Employee advances	(19,292)	—	(19,292)
Accounts payable and accrued expenses	26,991	146,677	(93,973)
Payable to related parties	(42,766)	—	116,845

Cash Used in Operating Activities	(107,551)	(236,355)	(4,607,303)

Cash Flows From Investing Activities
Purchase of property and equipment	—	—	(36,330)
Cash acquired in business acquisition	—	—	872

Cash Used in Investing Activities	—	—	(35,458)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	—	500,000	5,050,281
Proceeds from notes payable to related parties	75,000	—	700,000
Payment of line of credit	—	—	(50,000)
Payment of note payable to related parties	—	—	(271,206)
Purchase of treasury stock	—	—	(320,381)
Payment of stock issuance costs	—	(50,000)	(453,201)

Cash Provided by Financing Activities	75,000	450,000	4,655,493

Net (Decrease) Increase in Cash and Cash Equivalents	(32,551)	213,645	12,732

Cash and Cash Equivalents at Beginning of Period	45,283	7,530	$—

Cash and Cash Equivalents at End of Period	$12,732	$221,175	$12,732

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest
Cash paid during the period for income taxes	$—	$—	$24,221

Supplemental Schedule of Non-Cash Financing Activities

Common stock issued for convertible debt	—	—	189,261
Common stock issued for services	11,458	$—	$67,608
Common stock issued for acquisition of Cornerstone Conservation Group, LLC	$—	$3,096,200	$3,096,200
Warrants issued in connection with acquisition of Cornerstone Conservation group, LLC	$—	$201,000	$201,000
Purchase of treasury stock with long-term related party payable	$—	$—	$242,758
Warrants issued in connection with debt	$—	$—	$299,984
Issuance of warrants as part of notes payable to related party of which $88,000 ($16,500 in Q1 2013) was classified as additional paid in capital and $88,000 ($16,500 in Q1 2013) was classified as a derivative liability	$33,000	$—	$176,000
Common stock issued in connection with debt forgiveness and services rendered	$—	$—	$250,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2013

Note 1 – Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Annual Report of PowerVerde, Inc. (“PowerVerde,” “we,” “us,” “our,” or the “Company”) as of and for the year ended December 31, 2012. The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results to be expected for the full year or for future periods. The condensed consolidated financial statements include the accounts of PowerVerde, Inc., formerly known as Vyrex Corporation (the “Company”), and PowerVerde Systems, Inc., formerly known as PowerVerde, Inc., its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable consist of balances due from sales and royalties. The Company monitors accounts receivable and provides allowances when considered necessary. At March 31, 2013, accounts receivable were considered to be fully collectible. Accordingly, no allowance for doubtful accounts was provided.

Employee Advances

The employee advances represent the payroll taxes due on the issuance of common stock as compensation.

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

If the estimated fair value of the reporting unit is less than its carrying amount, a second step of the review process is performed in order to calculate the implied fair value of the reporting unit goodwill in order to determine whether any impairment is required. The implied fair value of the reporting unit goodwill is then calculated by allocating the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, the Company then recognizes an impairment loss for that excess amount. During the year ended December 31, 2012, the Company determined that the goodwill it had recognized in connection with its previous acquisition of Cornerstone Conservation Group LLC had been impaired and accordingly recognized an impairment charge of $2,637,760 to reduce its carrying amount to zero.

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

Earnings (Loss) Per Share

Earnings (loss) per share is computed in accordance with FASB ASC Topic 260, “Earnings per Share”. Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Certain common stock equivalents were not included in the earnings (loss) per share calculation as their effect would be anti-dilutive. Warrants exercisable for 7,512,666 shares and options for 2,750,000 shares were excluded from weighted average common shares outstanding on a diluted basis.

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

The Company reports its derivative liabilities at fair value on the accompanying condensed consolidated balance sheets.

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

Due to the departure of a key employee and as part of the Company’s annual impairment analysis, the goodwill associated with this acquisition was determined to be impaired at December 31, 2012 and accordingly, it was written off in that period.

For the three month s ended March 31, 2013, amortization expense was $54,754 and accumulated amortization of the intangible asset- intellectual property was $219,813 at March 31, 2013.

Note 6 – Stockholders’ Equity

Warrants

During March through December 2010, the Company issued warrants to purchase 439,999 unregistered shares of the

Company’s common stock at an exercise price of $0.75 per share in association with stock subscription agreements. These warrants expire on various dates through December 2013. As of March 31, 2013, 113,333 of these warrants had expired.

During January through December 2011, the Company issued warrants to purchase 2,000,000 unregistered shares of the Company’s common stock at an exercise price of $0.75 per share in association with stock subscription agreements. These warrants expire on various dates through June 2014. As of March 31, 2013, none of these warrants were exercised or had expired.

The Company issued warrants on June 3, 2011 to various persons, including affiliates of the Company, for services provided to the Company. These warrants covered the purchase of 1,855,000 unregistered shares of the Company’s stock at an exercise price of $1.05 per share with a five-year term. These share-based payments have been accounted for in accordance with ASC 815-40 using the Black Scholes warrant pricing model to determine the fair value of each warrant. As of March 31, 2013, all of these warrants were outstanding.

On February 3, 2012, The Company issued warrants to purchase 500,000 unregistered shares of the Company’s common stock at an exercise price of $1.00 per share with a five-year term for settlement of certain disputed amounts (See Note 10). These share-based payments have been accounted for in accordance with ASC 815-40 using the Black-Scholes warrant pricing model to determine the fair value of each warrant. As of March 31, 2013, all of these warrants were outstanding.

In connection with the acquisition of Cornerstone (See Note 5), on March 30, 2012, the Company issued warrants to purchase 300,000 unregistered shares of common stock at exercise prices ranging from $2.00 to $4.00 per share. These warrants expire at various dates through December 2017. As of March 31, 2013, all of these warrants were outstanding.

During the second quarter of 2012, the Company issued warrants to purchase 335,000 unregistered shares of the Company’s common stock at an exercise price of $3.00 per share in association with stock subscription agreements. These warrants expire on various dates through 2015. As of March 31, 2013, all of these warrants were outstanding.

During the third quarter of 2012, the Company issued warrants to purchase 71,000 unregistered shares of the Company’s common stock at an exercise price of $3.00 per share in association with stock subscription agreements. These warrants expire July 30, 2015. As of March 31, 2013, all of these warrants were outstanding.

During the fourth quarter of 2012, the Company issued warrants to purchase 225,000 unregistered shares of the Company’s common stock at an exercise price of $1.00 per share in association with stock subscription agreements. These warrants expire October 31, 2015. As of March 31, 2013, all of these warrants were outstanding.

In December 2012, the Company issued warrants to purchase 325,000 unregistered shares of the Company’s common stock at an exercise price of $.41 per share in association with the Secured Promissory Note (See Note 8). These warrants expire December 31, 2015. As of March 31, 2013, all of these warrants were outstanding.

During January 2013, the Company issued three-year warrants to purchase 75,000 unregistered shares of the Company’s common stock at an exercise price of $.41 per share in association with the Secured Promissory Note (See Note 8). These warrants expire December 31, 2015. As of March 31, 2013, all of these warrants were outstanding.

During March 2013, the Company issued its Chief Executive Officer and Chief Financial Officer five –year warrants to purchase common stock at an exercise price of $.30 per share (market price on date of grant) in the amounts of 1,000,000 and 500,000 shares, respectively. The Company recognized $210,000 in compensation expense.

Expenses related to warrants issued in conjunction with settlement of certain disputes for the three months ended March 31, 2013 and 2012 were $0 and $262,700, respectively.

A summary of warrants issued, exercised and expired during the three months ended March 31, 2013 is as follows:

	Shares	Weighted Average Exercise Price
Balance at December 31, 2012	6,050,999	$1.12
Issued	1,575,000	.30
Expired	(113,333)	(.75)
Balance at March 31, 2013	7,512,666	$.96

The weighted average grant date fair value of warrants issued during the three month period ended March 31, 2013 amounted to $0.11 to $0.14 per warrant. The fair value of each warrant granted as compensation for services was determined using the Black-Scholes warrant pricing model and the following assumptions:

March 31, 2013
Risk Free interest rate	0.36% to 0.84%
Expected term	3-5 years
Annualized volatility	72.3%
Expected dividends	—

The expected term of warrants granted is based on the contractual terms of the agreement and represents the period of time that warrants granted are expected to be outstanding.

The warrant shares referred to above are unregistered shares of the Company’s stock and are restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

Common Stock Issued for Services

During the quarter, the Company issued 125,000 common shares to a third party for six months consulting services and 200,000 common shares were issued to an employee as part of his compensation package. The expense for the period of $ 113,292 is included in the general and administrative expenses on the condensed consolidated statements of operations. The amounts for future consulting services of $11,458 are included in prepaid expenses on the condensed consolidated balance sheets and will be recognized as general and administrative expenses during the second quarter of 2013 .

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

Note 7 – Stock Options

Stock option activity for the quarter ended March 31, 2013, is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2012	2,750,000	$0.78	10.00
Granted	—	—	—
Options outstanding at March 31, 2013	2,750,000	$0.78	10.00

Total stock option compensation for the three months ended March 31, 2013 was $90,928 and $131,454 for the same period in 2012. Remaining stock option compensation of $30,309 will be recognized through the remainder of 2013.

Note 8 - Notes Payable to Related Parties

In the fourth quarter of 2012, in an effort to raise capital, the Company entered into various Secured Promissory Note agreements with accredited investors, who are also existing stockholders of the Company. As of March 31, 2013, $400,000 was raised, of which $75,000 was raised in the first quarter 2013. Upon closing, the Company issued to the investors three-year warrants for the purchase of 400,000 shares (in the aggregate) of the Company’s common stock at a price of $.41 per share. On December 1, 2013, the Company will issue additional three-year warrants for 400,000 shares to the investors at an exercise price equal to the average price of the common stock during the 10 trading days prior to December 1, 2013.

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

The Company analyzed the terms of the warrants based on the provisions of ASC 480, “Distinguishing Liabilities from Equity,” and determined that the warrants issued in conjunction with the closing of the notes payable qualified for equity accounting. The warrants that will be issued on December 1, 2013 have been determined to qualify as a derivative liability (see Note 9).

Under guidance in ASC 470, the Company allocated the $400,000 in proceeds proportionately between the Secured Promissory Note and the common stock warrants issued to the note holders based on their relative fair values. The relative fair value of the common stock warrants of $176,000, of which $88,000 ($16,500 in Q1 2013) was recorded as additional paid in capital and $88,000 ($16,500 in Q1 2013) was recorded as a derivative liability. The Secured Promissory Note was recorded at the principal amount of $400,000 less a discount of $176,000. This discount was being amortized to interest expense over the term of the Secured Promissory Note to related parties using the effective interest method. The fair value of the common stock warrants issued in conjunction with the Secured Promissory Notes was determined using the Black-Scholes pricing model. The Company determined the fair value of its common stock warrants to be $0.22 per warrant issued with an exercise price of $0.41 per warrant.

Upon payment in full of the notes, a $25,000 fee will be paid by the Company to its placement agent, Martinez-Ayme Securities, Inc. As of March 31, 2013, $20,000 has been accrued and is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Note 9 - Derivative liabilities

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

The following table discloses the fair value of the Company’s derivative liabilities as of March 31, 2013 and December 31, 2012. The Company held no asset derivatives at either reporting date.

	Liability Derivatives
	March 31, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments

Secured Promissory Notes Warrants	Derivative Liabilities	$44,000	Derivative Liabilities	$68,250

The following table summarizes liabilities measured at fair value on a recurring basis for the periods presented:

	March 31, 2013				December 31, 2012
Fair Value Measurements Using:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$—	$44,000	$—	$44,000	$—	$68,250	$—	$68,250

Note 10 - Commitments and Contingencies

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

On October 25, 2012, the Company entered into a consulting agreement with Hank Leibowitz, the principal of Waste Heat Solutions, LLC, an expert with 39 years’ experience in the field of advanced energy systems. Pursuant to this consulting agreement, which is terminable by either party on 30 days’ notice, the Company pays Waste Heat Solutions, $5,000 per month through February 2013 and $7,500 per month thereafter. In connection with this consulting agreement, the Company issued to Waste Heat Solutions (i) a fully vested 10-year option to purchase 500,000 shares of common stock at $.56 per share and (ii) a 10-year option, vesting six months from the contract date, i.e., on April 25, 2013, to purchase an additional 500,000 shares at $.56 per share. The fair value of the fully vested option was approximately $182,000 and was recorded as general and administrative expenses in the consolidated statement of operations during 2012. The fair value of the option vesting six months from the contract date was approximately $182,000 of which approximately $91,000 was recorded as research and development expense in the condensed consolidated statement of operations for the first quarter 2013. The remaining unrecognized expense of approximately $30,300 will be recognized as research and development expense during the second quarter 2013.

This consulting agreement contains standard confidentiality provisions, as well as standard non-competition and non-soliciting provisions which survive for two years following termination of the consultancy.

Note 11 - Related Party Transactions

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our condensed consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2009, 2010 and 2011, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2013.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the condensed consolidated financial statements as general and administrative expense.

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

We report our derivative liabilities at fair value on the accompanying condensed consolidated balance sheets as of March 31, 2013.

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

Results of Operations

Three Months Ended March 31, 2013 as Compared to Three Months Ended March 31, 2012

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. We had no revenues from sales in the first quarter of 2013 and 2012 — but we recorded $71,487 and $14,435 in Biotech IP licensing fees, respectively. In both years, we had substantial expenses due to our ongoing research and development activities, as well as substantial administrative expenses associated with our status as a public company. Our research and development expenses decreased by $340,879 (59.1%) in the first quarter of 2013 as compared to 2012. This decrease is because we are in the process of testing and are not currently building any new generator systems. Our general and administrative expenses increased by $231,438 (104.6%) in the first quarter of 2013 as compared to 2012, due mainly to increased expenses in 2013 for employee/consultant compensation, including the value of stock-based compensation vested and issued. Our net loss was $596,335 in the first quarter of 2013, a 24.3% decrease from the net loss of $787,484 in the first quarter of 2012. Substantial net losses will continue until we are able to successfully commercialize and market our products, as to which there can be no assurance.

Liquidity and Capital Resources

We have financed our operations since inception through the sale of debt and equity securities. As of March 31, 2013, we had a working capital deficit of $143,877 compared to a working capital deficit of $72,721 at December 31, 2012.

During the first quarter of 2013, we raised gross proceeds of $75,000 through the private placement of secured promissory notes to existing stockholders. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements.

We expect 2013 Biotech IP revenues to exceed the 2012 levels; however, there can be no assurance that this revenue level will be achieved.

We continue to seek funding from private debt and equity investors, as we need to promptly raise substantial additional capital in order to finance our plan of operations. There can be no assurance that we will be able to promptly raise the necessary funds on commercially acceptable terms if at all. If we do not raise the necessary funds, we may be forced to cease operations.

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

Our chief executive officer and chief financial officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 . In connection with this assessment, we identified the following material weaknesses in internal control over financial reporting as of December 31, 2012 . A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992). Because of the material weaknesses described below, management concluded that, as of December 31, 2012 , our internal control over financial reporting was not effective.

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

No Attestation Report

This quarterly report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

Changes in Internal Control Over Financial Reporting

There were no significant changes in internal control over financial reporting during the first quarter of 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as set forth above regarding the material weaknesses discovered which continued in the first quarter.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the 2011 Annual Report. Please refer to that section for disclosure regarding the risks and uncertainties related to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

All of our sales of unregistered securities since inception have been made pursuant to private offerings to accredited investors. Our sales of unregistered securities in the first quarter of 2013 were made pursuant to an exemption from registration requirements under Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. We paid a placement agent fee of 10% of the gross price of the offering to Martinez-Ayme Securities. Net proceeds were used for working capital.

During the first quarter of 2013, we raised gross proceeds of $75,000 through the private placement of secured promissory notes to existing stockholders. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a)	Exhibits

31.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

In accordance with Section 13(a) or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERVERDE, INC.

Dated: May 20, 2013	By:	/s/ Richard H. Davis
Richard H. Davis
Chief Executive Officer

Dated: May 20, 2013	By:	/s/ John L. Hofmann
John L. Hofmann
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

