Form 10-Q
period 2013-06-30
POWERVERDE, INC.
filed 2013-08-12
CIK 933972

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

 Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 9, 2013 the issuer had 27,500,106 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

PowerVerde, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheets
June 30, 2013 and December 31, 2012 (Unaudited)

	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$106,861	$45,283
Accounts receivable	109,416	115,687
Employee advances	19,292	—
Prepaid expenses	40,020	46,641
Total Current Assets	275,589	207,611

Property and Equipment
Property and equipment, net of accumulated depreciation of $30,289 and $26,771, respectively	61,946	9,559

Other Assets
Intellectual Property, net of accumulated amortization of $274,767 and $164,860, respectively	384,673	494,580
Total Assets	$722,208	$711,750

Liabilities and Stockholders’ Equity (Deficiency)
Current Liabilities
Accounts payable and accrued expenses	$258,166	$109,568
Payable to related parties	172,498	170,764
Total Current Liabilities	430,664	280,332

Long-Term Liabilities
Derivative liability	40,000	68,250
Payable to related parties	247,428	184,367
Total Long-Term Liabilities	287,428	252,617
Total Liabilities	718,092	532,949

Stockholders’ Equity
Common stock:
100,000,000 common shares authorized, par value $0.0001 per share, 26,900,106 common shares issued and outstanding at June 30, 2013 and 26,011,565 common shares issued and outstanding at December 31, 2012	3,497	3,414
Additional paid-in capital	10,875.735	10,278,331
Treasury stock, 8,550,000 shares at cost on June 30, 2013 and December 31, 2012	(491,139)	(491,139)
Deficit accumulated in the development stage	(10,383,977)	(9,611,805)
Total Stockholders’ Equity	4,116	178,801

Total Liabilities and Stockholders’ Equity	$722,208	$711,750

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations
 For the three and six months ended June 30, 2013 and 2012, and the period from March 9, 2007 (Date of Inception) to June 30, 2013
 (Unaudited)

	Three months ended		Six months ended		Cumulative from
	June 30,		June 30,		inception through
	2013	2012	2013	2012	June 30, 2013

Revenue, Net	$109,416	$29,922	$180,903	$44,357	$659,352

Cost of Goods Sold	—	—	—	—	136,925

Gross Profit	109,416	29,922	180,903	44,357	522,427

Operating Expenses
Research and development	77,405	295,251	313,562	872,287	3,642,456
General and administrative	189,827	271,433	642,504	492,672	4,292,934
Goodwill impairment	—	—	—	—	2,637,760
Total Operating Expenses	267,232	566,684	956,066	1,364,959	10,573,150

Loss from Operations	(157,816)	(536,762)	(775,163)	(1,320,602)	(10,050,723)

Other Income (Expenses)
Interest income	—	—	—	—	2,401
Interest expense	(22,021)	(3,717)	(41,759)	(7,361)	(399,666)
Other income (expenses)	4,000	—	44,750	—	64,011
Total Other Income (Expense)	(18,021)	(3,717)	2,991	(7,361)	(333,254)

Loss before Income Taxes	(175,837)	(540,479)	(772,172)	(1,327,963)	(10,383,977)
Provision for Income Taxes	—	—	—	—	—

Net Loss	$(175,837)	$(540,479)	$(772,172)	$(1,327,963)	$(10,383,977)

Net Loss per Share - Basic and Diluted	$(0.01)	$(0.02)	$(0.03)	$(0.05)

Weighted Average Common Shares Outstanding - Basic and Diluted	26,416,590	28,154,620	26,220,721	27,015,795

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity
For the six months ended June 30, 2013
(Unaudited)

	Common Shares	Common Stock	Additional Paid in Capital	Treasury Stock	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity

Balances, December 31, 2012	26,011,565	$3,414	$10,278,331	$(491,139)	$(9,611,805)	$178,801

Sale of common stock at $.25 per share	500,000	51	124,949			125,000
Common stock issued for services	325,000	32	124,718			124,750
Stock-based compensation			121,237			121,237
Warrants issued for services			210,000			210,000

Warrants issued in connection with Notes payable to related party			16,500			16,500
Common stock issued on conversion of debt	44,791
Cashless exercise of options	18,750
Net loss for the six months ended June 30, 2013					(772,172)	(772,172)

Balances, June 30, 2013	26,900,106	$3,497	$10,875,735	$(491,139)	$(10,383,977)	$4,116

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary
 (A Development Stage Company)
 Condensed Consolidated Statements of Cash Flows
 For the six months ended June 30, 2013 and 2012, and the
 period from March 9, 2007 (Date of Inception) to June 30, 2013
 (Unaudited)

	2013	2012	Cumulative from inception through June 30, 2013
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(772,172)	$(1,327,963)	$(10,383,977)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	113,424	58,468	305,055
Amortization of discount	21,061	7,361	374,274
Stock based compensation	121,237	233,454	1,302,767
Common stock issued for services	124,750	—	124,750
Goodwill impairment	—	—	2,637,760
Warrants issued for services	210,000	—	822,150
Warrants issued for settlement	—	262,700	262,700
Gain on re-measurement of derivative liability	(44,750)	—	(48,000)
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	12,892	(41,446)	(149,436)
Employee advances	(19,292)	—	(19,292)
Accounts payable and accrued expenses	148,598	179,447	27,634
Payable to related parties	1,734	—	161,345

Cash Used in Operating Activities	(82,518)	(627,979)	(4,582,270)
Cash Flows From Investing Activities
Purchase of property and equipment	(55,904)	—	(92,234)
Cash acquired in business acquisition	—	—	872

Cash Used in Investing Activities	(55,904)	—	(91,362)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	125,000	835,000	5,175,281
Proceeds from notes payable to related parties	75,000	—	700,000
Payment of line of credit	—	—	(50,000)
Payment of note payable to related parties	—	—	(271,206)
Purchase of treasury stock	—	(31,000)	(320,381)
Payment of stock issuance costs	—	(83,500)	(453,201)

Cash Provided by Financing Activities	200,000	720,500	4,780,493

Net Increase in Cash and Cash Equivalents	61,578	92,521	106,861

Cash and Cash Equivalents at Beginning of Period	45,283	7,530	$—

Cash and Cash Equivalents at End of Period	$106,861	$100,051	$106,861

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$20,705	$—	$20,705
Cash paid during the period for income taxes	$—	$—	$24,221

Supplemental Schedule of Non-Cash Financing Activities

Common stock issued for convertible debt	$—	$—	$189,261
Common stock issued for services	$11,458	$—	$67,608
Common stock issued for acquisition of Cornerstone Conservation Group, LLC	$—	$3,096,200	$3,096,200
Warrants issued in connection with acquisition of Cornerstone Conservation group, LLC	$—	$201,000	$201,000
Purchase of treasury stock with long-term related party payable	$—	$70,000	$242,758
Warrants issued in connection with debt	$—	$—	$299,984
Issuance of warrants as part of notes payable to related party of which $88,000 ($16,500 in Q1 2013) was classified as additional paid in capital and $88,000 ($16,500 in Q1 2013) was classified as a derivative liability	$33,000	$—	$176,000
Common stock issued in connection with debt forgiveness and services rendered	$—	$—	$250,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2013

Note 1 – Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Annual Report of PowerVerde, Inc. (“PowerVerde,” “we,” “us,” “our,” or the “Company”) as of and for the year ended December 31, 2012. The results of operations for the three and six months ended June 30, 2013, are not necessarily indicative of the results to be expected for the full year or for future periods. The condensed consolidated financial statements include the accounts of PowerVerde, Inc., formerly known as Vyrex Corporation (the “Company”), and PowerVerde Systems, Inc., formerly known as PowerVerde, Inc., its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

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

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of PowerVerde, Inc. and its wholly-owned subsidiary, PowerVerde Systems, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable consist of balances due from sales and royalties. The Company monitors accounts receivable and provides allowances when considered necessary. At June 30, 2013, accounts receivable were considered to be fully collectible. Accordingly, no allowance for doubtful accounts was provided.

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

Earnings (Loss) Per Share

Earnings (loss) per share is computed in accordance with FASB ASC Topic 260, “Earnings per Share”. Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Certain common stock equivalents were not included in the earnings (loss) per share calculation as their effect would be anti-dilutive. Warrants exercisable for 7,339,333 shares and options for 2,750,000 shares were excluded from weighted average common shares outstanding on a diluted basis.

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

The Company uses the Black-Scholes valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to measure the fair value of these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective inputs that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the Company’s trading market price and the trading market price of various peer companies, which have historically had high volatility. Since derivative financial instruments are initially and subsequently carried at fair value, the Company’s income will reflect the volatility in these estimate and assumption changes.

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

Note 4 – Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-11 “Disclosures about offsetting Assets and Liabilities” requiring additional disclosure about offsetting and related arrangements. ASU 2011-11 is effective retrospectively for periods beginning on or after January 1, 2013. The adoption of ASU 2011-11 did not have a material impact on the Company’s future financial position, results of operations or liquidity.

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

The estimated fair value of the total warrants issued in connection with the acquisition of Cornerstone was $201,000 which was calculated using the Black-Scholes valuation method with the following assumptions: a risk free interest rate of 1.04 percent, an estimated volatility of 79.1 percent and no dividend yield.  The total present value of all consideration expected to be paid as part of this agreement was $3,297,200.

The following summarizes the fair values of the assets acquired:

Intangible asset - Research and Development	$659,440
Goodwill	2,637,760
Total assets acquired	$3,297,200

Aggregate purchase price	$3,297,200

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

For the six months ended June 30, 2013, amortization expense was $109,907 and accumulated amortization of the intangible asset- intellectual property was $274,767 at June 30, 2013.

Future amortization of the intangible asset – intellectual property was as follows as of June 30, 2013:

Year ending December 31:
2013	$109,907
2014	219,813
2015	54,953

Total	$384,673
9

Note 6 – Stockholders’ Equity

Warrants

During March through December 2010, the Company issued warrants to purchase 439,999 unregistered shares of the Company’s common stock at an exercise price of $0.75 per share in association with stock subscription agreements. These warrants expire on various dates through December 2013. As of June 30, 2013, 286,666 of these warrants had expired.

During January through December 2011, the Company issued warrants to purchase 2,000,000 unregistered shares of the Company’s common stock at an exercise price of $0.75 per share in association with stock subscription agreements. These warrants expire on various dates through June 2014. As of June 30, 2013, none of these warrants were exercised or had expired.

The Company issued warrants on June 3, 2011 to various persons, including affiliates of the Company, for services provided to the Company. These warrants covered the purchase of 1,855,000 unregistered shares of the Company’s stock at an exercise price of $1.05 per share with a five-year term. These share-based payments have been accounted for in accordance with ASC 815-40 using the Black Scholes pricing model to determine the fair value of each warrant. As of June 30, 2013, all of these warrants were outstanding.

On February 3, 2012, The Company issued warrants to purchase 500,000 unregistered shares of the Company’s common stock at an exercise price of $1.00 per share with a five-year term for settlement of certain disputed amounts (See Note 10). These share-based payments have been accounted for in accordance with ASC 815-40 using the Black-Scholes pricing model to determine the fair value of each warrant. As of June 30, 2013, all of these warrants were outstanding.

In connection with the acquisition of Cornerstone (See Note 5), on March 30, 2012, the Company issued warrants to purchase 300,000 unregistered shares of common stock at exercise prices ranging from $2.00 to $4.00 per share. These warrants expire at various dates through December 2017. As of June 30, 2013, all of these warrants were outstanding.

During the second quarter of 2012, the Company issued warrants to purchase 335,000 unregistered shares of the Company’s common stock at an exercise price of $3.00 per share in association with stock subscription agreements. These warrants expire on various dates through 2015. As of June 30, 2013, all of these warrants were outstanding.

During the third quarter of 2012, the Company issued warrants to purchase 71,000 unregistered shares of the Company’s common stock at an exercise price of $3.00 per share in association with stock subscription agreements. These warrants expire July 30, 2015. As of June 30, 2013, all of these warrants were outstanding.

During the fourth quarter of 2012, the Company issued warrants to purchase 225,000 unregistered shares of the Company’s common stock at an exercise price of $1.00 per share in association with stock subscription agreements. These warrants expire October 31, 2015. As of June 30, 2013, all of these warrants were outstanding.

In December 2012, the Company issued warrants to purchase 325,000 unregistered shares of the Company’s common stock at an exercise price of $.41 per share in association with the Secured Promissory Note (See Note 8). These warrants expire December 31, 2015. As of June 30, 2013, all of these warrants were outstanding.

During January 2013, the Company issued three-year warrants to purchase 75,000 unregistered shares of the Company’s common stock at an exercise price of $.41 per share in association with the Secured Promissory Note (See Note 8). These warrants expire December 31, 2015. As of June 30, 2013, all of these warrants were outstanding.

During March 2013, the Company issued its Chief Executive Officer and Chief Financial Officer five –year warrants to purchase common stock at an exercise price of $.30 per share (market price on date of grant) in the amounts of 1,000,000 and 500,000 shares, respectively. The Company recognized $210,000 in compensation expense. As of June 30, 2013, all of these warrants were outstanding.

Expenses related to warrants issued in conjunction with settlement of certain disputes for the six months ended June 30, 2013 and 2012 were $0 and $262,700, respectively.

A summary of warrants issued, exercised and expired during the six months ended June 30, 2013 is as follows:

	Shares	Weighted Average Exercise Price
Balance at December 31, 2012	6,050,999	$1.12
Issued	1,575,000	.30
Expired	(286,666)	(.75)
Balance at June 30, 2013	7,339,333	$.96

The weighted average grant date fair value of warrants issued during the six month period ended June 30, 2013 amounted to $0.11 to $0.14 per warrant. The fair value of each warrant granted as compensation for services was determined using the Black-Scholes pricing model and the following assumptions:

June 30, 2013
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

Common Stock Issued for Services

In the first quarter of 2013, the Company issued 125,000 common shares to a third party for six months consulting services and 200,000 common shares were issued to an employee as part of his compensation package. The expense for the period of $124,750 is included in the general and administrative expenses on the condensed consolidated statements of operations.

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

In the second quarter of 2013, the Company raised gross proceeds of $125,000 through private placement of 500,000 unregistered shares of common stock to accredited investors at $.25 per share. No commissions are payable for this offering.

Treasury Shares

On April 7, 2011, 4,500,000 shares of the Company’s stock were surrendered to Treasury in exchange for a $200,000 interest-free note payable due in April 2013. The note payable is reported as note payable to related party on the accompanying condensed consolidated balance sheets. In accordance with GAAP, the Company has discounted this obligation at an imputed rate of 8%. The balance was settled on October 16, 2012 with the surrender of 3,000,000 shares of the Company’s stock to Treasury in exchange for $530,000 as discussed below.

In April 2012, the Company purchased 100,000 shares of common stock from an affiliate at a price of $.25 per share. Of the $25,000 purchase price, $14,000 was paid in 2011 and the balance in April 2012. The shares have been held as treasury stock from the date of closing.

In May 2012, the Company purchased 450,000 shares of its common stock from an affiliate at a price of $0.20 per share. Of the $90,000 purchase price, $10,000 was paid at closing and the balance is payable $10,000 per month through January 2013. The payable has a balance of $26,500 at June 30, 2013 and is included in “Payable to related parties” in the accompanying condensed consolidated balance sheets. The shares have been held as treasury stock from the date of closing.

On October 16, 2012, 3,000,000 shares of the Company’s stock were surrendered to Treasury in exchange for $530,000, $100,000 of which is due in six equal monthly installments, beginning on November 16, 2012. The payable had a balance of $100,000 as of December 31, 2012 and is included in the “Payable to related parties” in the accompanying consolidated balance sheets. In the event that any amount due remains unpaid, some or all amounts can be converted into shares of the Company’s stock at a price of $.0667 per share. The shares have been held as treasury stock from the date of closing. As of June 30, 2013, approximately $83,000 remained outstanding. In accordance with ASC 470-20, “Debt with Conversion and Other Options,” the Company determined that the non-mandatory conversion feature represents a beneficial conversion feature that should be recorded as equity based on intrinsic value. The offset will be recorded as a discount and netted against the payable during the fourth quarter of 2013 (See Note 12).

Note 7 – Stock Options

Stock option activity for the six months ended June 30, 2013, is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Options outstanding at December 31, 2012	2,750,000	$0.78	10.00
Granted	—	—	—

Options outstanding at June 30, 2013	2,750,000	$0.78	10.00

Total stock option compensation for the six months ended June 30, 2013 was $121,237 and $233,454 for the same period in 2012.

Note 8 – Notes Payable to Related Parties

In the fourth quarter of 2012, in an effort to raise capital, the Company entered into various Secured Promissory Note agreements with accredited investors, who are also existing stockholders of the Company. As of June 30, 2013, $400,000 was raised, of which $75,000 was raised in the first quarter 2013. Upon closing, the Company issued to the investors three-year warrants for the purchase of 400,000 shares (in the aggregate) of the Company’s common stock at a price of $.41 per share. On December 1, 2013, the Company will issue additional three-year warrants for 400,000 shares to the investors at an exercise price equal to the average price of the common stock during the 10 trading days prior to December 1, 2013.

The promissory notes bear interest at the rate of 10% per annum based on a 365-day year. Accrued interest will be paid semi-annually on June 30, 2013, December 31, 2013, June 30, 2014, and December 31, 2014. The entire principal balance of the Note, together with all unpaid interest accrued thereon, shall be due and payable on December 31, 2014. In the event the Company defaults on interest and/or principal payments, the Company will use all accounts receivable obtained now or hereafter existing, pursuant to the License Agreement from VDF FutureCeuticals Inc. (the “Licensee”), as collateral. Accrued interest of $20,705 through June 30, 2013 was paid to the investors in the second quarter of 2013.

The Company analyzed the terms of the warrants based on the provisions of ASC 480, “Distinguishing Liabilities from Equity,”  and determined that the warrants issued in conjunction with the closing of the notes payable qualified for equity accounting. The warrants that will be issued on December 1, 2013 have been determined to qualify as a derivative liability (see Note 9).

Under guidance in ASC 470, the Company allocated the $400,000 in proceeds proportionately between the Secured Promissory Note and the common stock warrants issued to the note holders based on their relative fair values. The relative fair value of the common stock warrants of $176,000, of which $88,000 ($16,500 in Q1 2013) was recorded as additional paid in capital and $88,000 ($16,500 in Q1 2013) was recorded as a derivative liability. The Secured Promissory Note was recorded at the principal amount of $400,000 less a discount of $176,000. This discount is being amortized to interest expense over the term of the Secured Promissory Note to related parties using the effective interest method. The fair value of the common stock warrants issued in conjunction with the Secured Promissory Notes was determined using the Black-Scholes pricing model. The Company determined the fair value of its common stock warrants to be $0.22 per warrant issued with an exercise price of $0.41 per warrant.

Upon payment in full of the notes, a $25,000 fee will be paid by the Company to its placement agent, Martinez-Ayme Securities, Inc. As of June 30, 2013, $20,000 has been accrued and is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Note 9 – Derivative liabilities

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

The following table discloses the fair value of the Company’s derivative liabilities as of June 30, 2013 and December 31, 2012. The Company held no asset derivatives at either reporting date.

	Liability Derivatives
	June 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Secured Promissory Notes Warrants	Derivative Liabilities	$40,000	Derivative Liabilities	$68,250

The following table summarizes liabilities measured at fair value on a recurring basis for the periods presented:

	June 30, 2013				December 31, 2012
Fair Value Measurements Using:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$—	$40,000	$—	$40,000	$—	$68,250	$—	$68,250

Note 10 – Commitments and Contingencies

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

On October 25, 2012, the Company entered into a consulting agreement with Hank Leibowitz, the principal of Waste Heat Solutions, LLC, an expert with 40 years’ experience in the field of advanced energy systems. Pursuant to this consulting agreement, which is terminable by either party on 30 days’ notice, the Company pays Waste Heat Solutions, $5,000 per month through February 2013 and $7,500 per month thereafter. In connection with this consulting agreement, the Company issued to Waste Heat Solutions (i) a fully vested 10-year option to purchase 500,000 shares of common stock at $.56 per share and (ii) a 10-year option, vesting six months from the contract date, i.e., on April 25, 2013, to purchase an additional 500,000 shares at $.56 per share. The fair value of the fully vested option was approximately $182,000 and was recorded as general and administrative expenses in the consolidated statements of operations during 2012. The fair value of the option vesting six months from the contract date was approximately $182,000 of which approximately $91,000 was recorded as research and development expense in the condensed consolidated statements of operations for the first quarter 2013. The remaining $30,300 was recognized in the second quarter of 2013 and is included in research and development expense in the accompanying condensed consolidated statements of operations.

This consulting agreement contains standard confidentiality provisions, as well as standard non-competition and non-soliciting provisions which survive for two years following termination of the consultancy.

On May 19, 2013, the Company issued a Promissory Note with Edward Gomez for $30,000 to evidence his $30,000 loan to the Company. The promissory note bears interest at the rate of 10% per annum based on a 365-day year. The entire principal balance, along with the accrued interest shall be paid by May 19, 2014.

Note 11 – Related Party Transactions

See Notes 6 and 8 for discussion of transactions with the Company’s Co-Founders, George Konrad and Fred Barker.

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

Note 12 – Subsequent Events

In the third quarter of 2013, the Company raised gross proceeds of $150,000 through the private placement of 600,000 unregistered shares of common stock to accredited investors at $.25 per share. No commissions are payable in connection with this offering.

In August 2013, the Company and its Co-Founder George Konrad entered into an extension agreement whereby the due date of the $83,000 convertible debt owed to him was extended to October 16, 2013, in exchange for an increase in the amount due to $95,000. See Note 6.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Readers are cautioned that the statements in this Report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are based on the beliefs of our management, as well as on assumptions made by and information currently available to us as of the date of this Report. When used in this Report, the words “plan,” “will,” “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project” and similar expressions are intended to identify such forward-looking statements. Although we believe these statements are reasonable, actual actions, operations and results could differ materially from those indicated by such forward-looking statements as a result of the risk factors included in our 2012 Annual Report, or other factors. We must caution, however, that this list of factors may not be exhaustive and that these or other factors, many of which are outside of our control, could have a material adverse effect on us and our ability to achieve our objectives. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our condensed consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2010, 2011 and 2012, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2013.

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

We report our derivative liabilities at fair value on the accompanying condensed consolidated balance sheets as of June 30, 2013.

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

Results of Operations

Three Months Ended June 30, 2013 as Compared to Three Months Ended June 30, 2012

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. We had no revenues from sales in the second quarter of 2013 and 2012, but in those quarters we recorded $109,416 and $29,922 in Biotech IP licensing fees, respectively. In both years, we had substantial expenses due to our ongoing research and development activities and efforts to commercialize our systems, as well as substantial administrative expenses associated with our status as a public company. Our research and development expenses decreased by $217,846 (73.8%) in the second quarter of 2013 as compared to 2012. This decrease is because in 2013, unlike 2012, we are in the process of testing and are not currently designing new generator systems. Our general and administrative expenses decreased by $81,606 (30.1%) in the second quarter of 2013 as compared to 2012, due mainly to decreased expenses in 2013 for employee/consultant compensation, including the value of stock-based compensation vested and issued. Our net loss was $175,837 in the second quarter of 2013, a 67.5% decrease from the net loss of $540,479 in the second quarter of 2012. Substantial net losses will continue until we are able to successfully commercialize and market our systems, as to which there can be no assurance.

Six Months Ended June 30, 2013, as Compared to Six Months Ended June 30, 2012

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. We had no revenues from sales in the first six months of 2013 and 2012, but in those periods we recorded $180,903 and $44,357 in Biotech IP licensing fees, respectively. In both years, we had substantial expenses due to our ongoing research and development activities and efforts to commercialize our systems, as well as substantial administrative expenses associated with our status as a public company. Our research and development expenses decreased by $558,725 (64.1%) in the first six months of 2013 as compared to 2012. This decrease is because in 2013, unlike 2012, we are in the process of testing and are not currently designing new generator systems. Our general and administrative expenses increased by $149,832 (30.4%) in the first six months of 2013. This increase is due mainly to increased expenses in the first quarter of 2013 for employee/consultant compensation, including the value of stock-based compensation vested and issued. Our net loss was $772,172 in the first six months of 2013, a 41.9% decrease from the net loss of $1,327,963 in the first six months of 2012. The decrease in our net loss in the first six months of 2013 was due to our vigorous cost control efforts and because we are in the process of testing and are not currently designing new generator systems. Substantial net losses will continue until we are able to successfully commercialize and market our systems, as to which there can be no assurance.

Liquidity and Capital Resources

We have financed our operations since inception through the sale of debt and equity securities. As of June 30, 2013, we had a working capital deficit of $155,075 compared to a working capital deficit of $72,721 at December 31, 2012.

In the first quarter of 2013, we raised gross proceeds of $75,000 through the private placement of secured promissory notes to existing stockholders. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements.

In the second and third quarters of 2013, we raised gross proceeds of $275,000 through private placement of 1,100,000 unregistered shares of common stock to accredited investors at $.25 per share. No commissions were payable in connection with this offering.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in internal control over financial reporting during the six months ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as set forth above regarding the material weaknesses discovered which continued in the first quarter.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the 2012 Annual Report. Please refer to that section for disclosure regarding the risks and uncertainties related to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

All of our sales of unregistered securities since inception have been made pursuant to private offerings to accredited investors. Our sales of unregistered securities in the six months ended June 30, 2013 were made pursuant to an exemption from registration requirements under Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. We paid a placement agent fee of 10% of the gross price of the offering to Martinez-Ayme Securities. Net proceeds were used for working capital.

In the first quarter of 2013, we raised gross proceeds of $75,000 through the private placement of secured promissory notes to existing stockholders. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements.

In the second and third quarters of 2013, we raised gross proceeds of $275,000 through private placement of 1,100,000 unregistered shares of common stock to accredited investors at $.25 per share. No commissions were payable in connection with this offering.

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

POWERVERDE, INC.

Dated: August 9, 2013	By:	/s/ Richard H. Davis
Richard H. Davis
Chief Executive Officer

Dated: August 9, 2013	By:	/s/ John L. Hofmann
John L. Hofmann
Chief Financial Officer
23

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
24