Form 10-Q
period 2013-09-30
POWERVERDE, INC.
filed 2013-11-08
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2013

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

☐  Yes  ☒  No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 6, 2013 the issuer had 27,600,106 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PowerVerde, Inc. and Subsidiary (A Development Stage Company) Condensed Consolidated Balance Sheets September 30, 2013 and December 31, 2012 (Unaudited)

	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$76,575	$45,283
Accounts receivable	128,614	115,687
Employee advances	19,292	—
Prepaid expenses	29,193	46,641
Total Current Assets	253,674	207,611

Property and Equipment
Property and equipment, net of accumulated depreciation of $32,544 and $26,771, respectively	61,506	9,559

Other Assets
Intellectual Property, net of accumulated amortization of $329,720 and $164,860	329,720	494,580
Total Assets	$644,900	$711,750

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$119,541	$109,568
Payable to related parties	152,967	170,764
Total Current Liabilities	272,508	280,332

Long-Term Liabilities
Derivative liability	80,000	68,250
Payable to related parties	258,249	184,367
Total Long-Term Liabilities	338,249	252,617
Total Liabilities	610,757	532,949

Stockholders’ Equity
Common stock:
100,000,000 common shares authorized, par value $0.0001 per share, 27,500,106 common shares issued and outstanding at September 30, 2013 and 26,011,565 common shares issued and outstanding at December 31, 2012	3,557	3,414
Additional paid-in capital	11,025,675	10,278,331
Treasury stock, 8,550,000 shares at cost on September 30, 2013 and December 31, 2012	(491,139)	(491,139)
Deficit accumulated in the development stage	(10,503,950)	(9,611,805)
Total Stockholders’ Equity	34,143	178,801

Total Liabilities and Stockholders’ Equity	$644,900	$711,750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2013 and 2012, and the period from March 9, 2007 (Date of Inception) to September 30, 2013

(Unaudited)

	Three months ended		Nine months ended		Cumulative from
	September 30,		September 30,		inception through
	2013	2012	2013	2012	September 30, 2013
Revenue, Net	$128,614	$33,649	$309,517	$78,006	$787,966

Cost of Goods Sold	—	—	—	—	136,925

Gross Profit	128,614	33,649	309,517	78,006	651,041

Operating Expenses
Research and development	67,502	124,612	381,064	996,900	3,709,958
General and administrative	107,413	280,663	749,917	773,335	4,400,347
Goodwill impairment	—	—	—	—	2,637,760
Total Operating Expenses	174,915	405,275	1,130,981	1,770,235	10,748,065

Loss from Operations	(46,301)	(371,626)	(821,464)	(1,692,229)	(10,097,024)

Other Income (Expenses)
Interest income	—	—	—	—	2,401
Interest expense	(33,671)	(3,792)	(75,431)	(11,152)	(433,338)
Other income (expenses)	(40,000)	—	4,750	—	24,011
Total Other Income (Expense)	(73,671)	(3,792)	(70,681)	(11,152)	(406,926)

Loss before Income Taxes	(119,972)	(375,418)	(892,145)	(1,703,381)	(10,503,950)
Provision for Income Taxes	—	—	—	—	—

Net Loss	$(119,972)	$(375,418)	$(892,145)	$(1,703,381)	$(10,503,950)

Net Loss per Share - Basic and Diluted	$—	$(0.01)	$(0.03)	$(0.06)

Weighted Average Common Shares Outstanding - Basic and Diluted	27,425,524	28,142,413	26,626,735	27,397,601

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity

For the nine months ended September 30, 2013

(Unaudited)

					Deficit
					Accumulated
			Additional Paid		during the	Total
	Common	Common	in	Treasury	Development	Stockholders’
	Shares	Stock	Capital	Stock	Stage	Equity

Balances, December 31, 2012	26,011,565	$3,414	$10,278,331	$(491,139)	$(9,611,805)	$178,801

Sale of common stock at $.25 per share	1,100,000	111	274,889			275,000
Common stock issued for services	325,000	32	124,718			124,750
Stock-based compensation			121,237			121,237
Warrants issued for services			210,000			210,000

Warrants issued in connection with Notes payable to related party			16,500			16,500
Common stock issued on conversion of debt	44,791
Cashless exercise of options	18,750
Net loss for the nine months ended September 30, 2013					(892,145)	(892,145)

Balances, September 30, 2013	27,500,106	$3,557	$11,025,675	$(491,139)	$(10,503,950)	$34,143

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2013 and 2012, and the period from March 9, 2007 (Date of Inception) to September 30, 2013
(Unaudited)

	2013	2012	Cumulative from inception through September 30, 2013
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(892,145)	$(1,703,381)	$(10,503,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	170,632	114,790	362,263
Amortization of discount	31,882	11,153	385,095
Stock based compensation	121,237	364,907	1,302,767
Common stock issued for services	124,750	—	124,750
Goodwill impairment	—	—	2,637,760
Warrants issued for services	210,000	—	822,150
Warrants issued for settlement	—	262,700	262,700
Gain on re-measurement of derivative liability	(4,750)	—	(8,000)
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	4,521	(35,020)	(157,807)
Employee advances	(19,292)	—	(19,292)
Accounts payable and accrued expenses	9,973	224,463	(110,991)
Payable to related parties	(17,797)	—	141,814

Cash Used in Operating Activities	(260,989)	(760,388)	(4,760,741)

Cash Flows From Investing Activities

Purchase of property and equipment	(57,719)	—	(94,049)
Cash acquired in business acquisition	—	—	872

Cash Used in Investing Activities	(57,719)	—	(93,177)

Cash Flows from Financing Activities

Proceeds from issuance of common stock	275,000	906,000	5,325,281
Proceeds from notes payable to related parties	75,000	—	700,000
Payment of line of credit	—	—	(50,000)
Payment of note payable to related parties	—	—	(271,206)
Purchase of treasury stock	—	(43,000)	(320,381)
Payment of stock issuance costs	—	(90,600)	(453,201)

Cash Provided by Financing Activities	350,000	772,400	4,930,493

Net Increase in Cash and Cash Equivalents	31,292	12,012	76,575

Cash and Cash Equivalents at Beginning of Period	45,283	7,530	$—

Cash and Cash Equivalents at End of Period	$76,575	$19,542	$76,575

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$20,705	$—	$20,705
Cash paid during the period for income taxes	$—	$—	$24,221

Supplemental Schedule of Non-Cash Financing Activities

Common stock issued for convertible debt	$—	$—	$189,261
Common stock issued for services	$124,750	$—	$124,750
Common stock issued for acquisition of Cornerstone Conservation Group, LLC	$—	$3,096,200	$3,096,200
Warrants issued for services	$210,000	$—	$822,150
Purchase of treasury stock with long-term related party payable	$—	$72,000	$242,758
Warrants issued in connection with debt	$—	$—	$299,984
Issuance of warrants as part of notes payable to related party of which $88,000 ($16,500 in Q1 2013) was classified as additional paid in capital and $88,000 ($16,500 in Q1 2013) was classified as a derivative liability	$33,000	$—	$176,000
Common stock issued in connection with debt forgiveness and services rendered	$—	$—	$250,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2013

Note 1 – Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Annual Report of PowerVerde, Inc. (“PowerVerde,” “we,” “us,” “our,” or the “Company”) as of and for the year ended December 31, 2012. The results of operations for the three and nine months ended September 30, 2013, are not necessarily indicative of the results to be expected for the full year or for future periods. The condensed consolidated financial statements include the accounts of PowerVerde, Inc., formerly known as Vyrex Corporation (the “Company”), and PowerVerde Systems, Inc., formerly known as PowerVerde, Inc., its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable consist of balances due from sales and royalties. The Company monitors accounts receivable and provides allowances when considered necessary. At September 30, 2013, accounts receivable were considered to be fully collectible. Accordingly, no allowance for doubtful accounts was provided.

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

Earnings (Loss) Per Share

Earnings (loss) per share is computed in accordance with FASB ASC Topic 260, “Earnings per Share”. Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Certain common stock equivalents were not included in the earnings (loss) per share calculation as their effect would be anti-dilutive. Warrants exercisable for 7,239,333 shares and options for 2,750,000 shares were excluded from weighted average common shares outstanding on a diluted basis.

Financial instruments

The Company carries cash and cash equivalents, accounts receivable, accounts payable and accrued expenses at historical costs. The respective estimated fair values of these assets and liabilities approximate carrying values due to their current nature. The Company also carries notes payable to related parties at historical cost less discounts for warrants issued as loan financing costs.

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

For the nine months ended September 30, 2013, amortization expense was $54,953 and accumulated amortization of the intangible asset- intellectual property was $329,720 at September 30, 2013.

Future amortization of the intangible asset – intellectual property was as follows as of September 30, 2013:

Year ending December 31:
2013	$54,953
2014	219,814
2015	54,953

Total	$329,720
9

Note 6 – Stockholders’ Equity

Warrants

During March through December 2010, the Company issued warrants to purchase 439,999 unregistered shares of the Company’s common stock at an exercise price of $0.75 per share in association with stock subscription agreements. These warrants expire on various dates through December 2013. As of September 30, 2013, 386,666 of these warrants had expired.

During January through December 2011, the Company issued warrants to purchase 2,000,000 unregistered shares of the Company’s common stock at an exercise price of $0.75 per share in association with stock subscription agreements. These warrants expire on various dates through June 2014. As of September 30, 2013, none of these warrants were exercised or had expired.

The Company issued warrants on June 3, 2011 to various persons, including affiliates of the Company, for services provided to the Company. These warrants covered the purchase of 1,855,000 unregistered shares of the Company’s stock at an exercise price of $1.05 per share with a five-year term. These share-based payments have been accounted for in accordance with ASC 815-40 using the Black Scholes pricing model to determine the fair value of each warrant. As of September 30, 2013, all of these warrants were outstanding.

On February 3, 2012, The Company issued warrants to purchase 500,000 unregistered shares of the Company’s common stock at an exercise price of $1.00 per share with a five-year term for settlement of certain disputed amounts (See Note 10). These share-based payments have been accounted for in accordance with ASC 815-40 using the Black-Scholes pricing model to determine the fair value of each warrant. As of September 30, 2013, all of these warrants were outstanding.

In connection with the acquisition of Cornerstone (See Note 5), on March 30, 2012, the Company issued warrants to purchase 300,000 unregistered shares of common stock at exercise prices ranging from $2.00 to $4.00 per share. These warrants expire at various dates through December 2017. As of September 30, 2013, all of these warrants were outstanding.

During the second quarter of 2012, the Company issued warrants to purchase 335,000 unregistered shares of the Company’s common stock at an exercise price of $3.00 per share in association with stock subscription agreements. These warrants expire on various dates through 2015. As of September 30, 2013, all of these warrants were outstanding.

During the third quarter of 2012, the Company issued warrants to purchase 71,000 unregistered shares of the Company’s common stock at an exercise price of $3.00 per share in association with stock subscription agreements. These warrants expire July 30, 2015. As of September 30, 2013, all of these warrants were outstanding.

During the fourth quarter of 2012, the Company issued warrants to purchase 225,000 unregistered shares of the Company’s common stock at an exercise price of $1.00 per share in association with stock subscription agreements. These warrants expire October 31, 2015. As of September 30, 2013, all of these warrants were outstanding.

In December 2012, the Company issued warrants to purchase 325,000 unregistered shares of the Company’s common stock at an exercise price of $0.41 per share in association with the Secured Promissory Note (See Note 8). These warrants expire December 31, 2015. As of September 30, 2013, all of these warrants were outstanding.

During January 2013, the Company issued three-year warrants to purchase 75,000 unregistered shares of the Company’s common stock at an exercise price of $0.41 per share in association with the Secured Promissory Note (See Note 8). These warrants expire December 31, 2015. As of September 30, 2013, all of these warrants were outstanding.

During March 2013, the Company issued its Chief Executive Officer and Chief Financial Officer five –year warrants to purchase common stock at an exercise price of $0.30 per share (market price on date of grant) in the amounts of 1,000,000 and 500,000 shares, respectively. The Company recognized $210,000 in compensation expense. As of September 30, 2013, all of these warrants were outstanding.

Expenses related to warrants issued in conjunction with settlement of certain disputes for the nine months ended September 30, 2013 and 2012 were $0 and $262,700, respectively.

A summary of warrants issued, exercised and expired during the nine months ended September 30, 2013 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance at December 31, 2012	6,050,999	$1.12	$—

Issued	1,575,000	.30	—
Expired	(386,666)	(.75)	—
Balance at September 30, 2013	7,239,333	$.96	$45,000

The weighted average grant date fair value of warrants issued during the nine month period ended September 30, 2013 amounted to $0.11 to $0.14 per warrant. The fair value of each warrant granted as compensation for services was determined using the Black-Scholes pricing model and the following assumptions:

September 30, 2013
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

Common Stock Issued for Services

In the first quarter of 2013, the Company issued 125,000 common shares to a third party for six months consulting services and 200,000 common shares were issued to an employee as part of his compensation package. The expense for the period of $124,750 is included in the general and administrative expenses on the condensed consolidated statement of operations for the nine months ended September 30, 2013.

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

In the third quarter of 2013, the Company raised gross proceeds of $150,000 through private placement of 600,000 unregistered shares of common stock to accredited investors at $.25 per share.

Treasury Shares

On April 7, 2011, 4,500,000 shares of the Company’s stock were surrendered to Treasury in exchange for a $200,000 interest-free note payable due in April 2013. The note payable is reported as note payable to related party on the accompanying condensed consolidated balance sheets. In accordance with GAAP, the Company has discounted this obligation at an imputed rate of 8%. The balance of the note payable was settled on October 16, 2012 with the surrender of an additional 3,000,000 shares of the Company’s stock to Treasury in exchange for $530,000 as discussed below.

In April 2012, the Company purchased 100,000 shares of common stock from an affiliate at a price of $.25 per share. Of the $25,000 purchase price, $14,000 was paid in 2011 and the balance in April 2012. The shares have been held as treasury stock from the date of closing.

In May 2012, the Company purchased 450,000 shares of its common stock from an affiliate at a price of $.20 per share. Of the $90,000 purchase price, $10,000 was paid at closing and the balance is payable $10,000 per month through January 2013. The payable has a balance of $15,000 at September 30, 2013 and is included in “Payable to related parties” in the accompanying condensed consolidated balance sheets. The shares have been held as treasury stock from the date of closing.

On October 16, 2012, 3,000,000 shares of the Company’s stock were surrendered to Treasury in exchange for $530,000, of which $100,000 is due in six equal monthly installments, beginning on November 16, 2012. The payable has a balance of $100,000 as of December 31, 2012 and is included in the “Payable to related parties” in the accompanying condensed consolidated balance sheets. In the event that any amount due remains unpaid, some or all amounts can be converted into shares of the Company’s stock at a price of $.0667 per share. The shares have been held as treasury stock from the date of closing. As of September 30, 2013, approximately $83,000 remained outstanding. In accordance with ASC 470-20, “Debt with Conversion and Other Options,” the Company determined that the non-mandatory conversion feature represents a beneficial conversion feature that should be recorded as equity based on intrinsic value. The offset will be recorded as a discount and netted against the payable during the fourth quarter of 2013 (See Note 12).

Note 7 – Stock Options

Stock option activity for the nine months ended September 30, 2013, is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Options outstanding at December 31, 2012	2,750,000	$0.78	10.00	$—
Granted	—	—	—	—
Expired/forfeited	—	—	—	—
Options outstanding at September 30, 2013	2,750,000	$0.78	10.00	$—

Total stock option compensation for the nine months ended September 30, 2013 and 2012 was $121,237 and $364,907, respectively. There is no unrecognized stock compensation expense at September 30, 2013.

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

The promissory notes bear interest at the rate of 10% per annum based on a 365-day year. Accrued interest will be paid semi-annually on June 30, 2013, December 31, 2013, June 30, 2014, and December 31, 2014. The entire principal balance of the Note, together with all unpaid interest accrued thereon, shall be due and payable on December 31, 2014. In the event the Company defaults on interest and/or principal payments, the Company will use all accounts receivable obtained now or hereafter existing, pursuant to the License Agreement from VDF FutureCeuticals Inc. (the “Licensee”), as collateral. Accrued interest of $10,082 through September 30, 2013 is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

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

Upon payment in full of the notes, a $25,000 fee will be paid by the Company to its placement agent, Martinez-Ayme Securities, Inc. As of September 30, 2013, $20,000 has been accrued and is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

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

The following table discloses the fair value of the Company’s derivative liabilities as of September 30, 2013 and December 31, 2012. The Company held no asset derivatives at either reporting date.

Liability Derivatives
	September 30, 2013		December 31, 2012
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives not designated as hedging instruments
Secured Promissory Notes Warrants	Derivative Liabilities	$80,000	Derivative Liabilities	$68,250

The following table summarizes liabilities measured at fair value on a recurring basis for the periods presented:

	September 30, 2013				December 31, 2012
Fair Value Measurements Using:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$—	$80,000	$—	$80,000	$—	$68,250	$—	$68,250

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

On October 25, 2012, the Company entered into a consulting agreement with Hank Leibowitz, the principal of Waste Heat Solutions, LLC, an expert with 40 years’ experience in the field of advanced energy systems. Pursuant to this consulting agreement, which is terminable by either party on 30 days’ notice, the Company pays Waste Heat Solutions, $5,000 per month through February 2013 and $7,500 per month thereafter. In connection with this consulting agreement, the Company issued to Waste Heat Solutions (i) a fully vested 10-year option to purchase 500,000 shares of common stock at $.56 per share and (ii) a 10-year option, vesting six months from the contract date, i.e., on April 25, 2013, to purchase an additional 500,000 shares at $.56 per share. The fair value of the fully vested option was approximately $182,000 and was recorded as research and development in the consolidated statements of operations during 2012. The fair value of the option vesting six months from the contract date was approximately $182,000 of which approximately $61,000 was recorded during the fourth quarter of 2012, $91,000 was recorded during the first quarter of 2013 and the remaining $30,000 was recognized in the second quarter of 2013. All amounts were recorded in research and development expense in the accompanying condensed consolidated statements of operations.

This consulting agreement contains standard confidentiality provisions, as well as standard non-competition and non-soliciting provisions which survive for two years following termination of the consultancy.

On May 19, 2013, the Company entered into a Promissory Note with Edward Gomez for $30,000. The promissory note bears interest at the rate of 10% per annum based on a 365-day year. The entire principal balance, along with the accrued interest shall be paid by May 19, 2014.

Note 11 – Related Party Transactions

See Notes 6 and 8 for discussion of transactions with the Company’s Co-Founders, George Konrad and Fred Barker.

Since January 1, 2012, the Company has been using a 5,000 square foot Scottsdale, Arizona, facility owned by Bryce Johnson, the principal Cornerstone seller, who became an officer and director of the Company in connection with the Cornerstone Acquisition. The Company used the facility free of charge for two months. From March 2012 to June 2013, the Company paid Mr. Johnson $700 per month to cover overhead costs for use of the facility. Since July 2013, the Company has been using the facility free of charge with Mr. Johnson’s consent. Mr. Johnson resigned as an officer and director of the Company in March 2013; however, the Company has continued to use his facility and expects to continue doing so free of charge for at least the next year.

Note 12 – Subsequent Events.

In the fourth quarter of 2013, the Company raised gross proceeds of $25,000 through the private placement of 100,000 unregistered shares of common stock to an accredited investor at $.25 per share. No commissions are payable in connection with this offering.

In October 2013, the Company and its Co-Founder George Konrad entered into an extension agreement whereby the due date of the $95,000 convertible debt owed to him was extended so that $50,000 is payable in November 2013 and $50,000 is payable in December 2013, in exchange for an increase in the amount due to $100,000. See Note 6.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our condensed consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2010, 2011 and 2012, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2013.

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

We report our derivative liabilities at fair value on the accompanying condensed consolidated balance sheets as of September 30, 2013.

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

Following the cessation of material Biotech Business operations in October 2005, the Company turned its primary focus to seeking an appropriate merger partner for its public shell. This resulted in the February 2008 merger with Vyrex (the “Merger”). In March 2009, we assigned all of our Biotech IP rights other than pre-Merger licensing contracts to an investor in exchange for his agreement to pay all future expenses relating to the Biotech IP and to pay us 20% of any net proceeds received from sale and/or licensing of the Biotech IP in new transactions. We do not expect this post-Merger arrangement to generate material revenues; however, since 2011 we have generated material Biotech IP licensing fees based on pre-Merger contracts.

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

Results of Operations

Three Months Ended September 30, 2013, as Compared to Three Months Ended September 30, 2012

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. We had no revenues from our current business in the third quarter of 2013. In the 2013 and 2012 third quarters, our revenues of $128,614 and $33,649, respectively, came solely from Biotech IP licensing fees. This 382% increase in licensing fees was due to substantially increased sales of the licensed products. In both years, we had substantial expenses due to our ongoing research and development activities and efforts to commercialize our systems, as well as substantial administrative expenses associated with our status as a public company. Our research and development expenses decreased by $57,110 (45.8%) in the third quarter of 2013 as compared to 2012, due primarily to the decrease in engineering services from third party vendors. Our general and administrative expenses decreased by $173,250 (61.7%) in the third quarter of 2013 as compared to 2012, due primarily to the decrease in compensation to employees, both salaries and stock compensation. Our net loss was $119,972 in the third quarter of 2013, a 68.0% decrease from the net loss of $375,418 in the third quarter of 2012. The substantial decrease in our net loss in the third quarter of 2013 was due to our reduced expenses in both general and administrative expenses and research and development expenses in 2013 and our vigorous cost control efforts, as well as a substantial increase in our Biotech IP revenues. Substantial net losses will continue until we are able to successfully commercialize and market our systems, as to which there can be no assurance.

Nine Months Ended September 30, 2013, as Compared to Nine Months Ended September 30, 2012

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. We had no revenues from our current business in the first nine months of 2013. In the first nine months of 2013 and 2012, our revenues of $309,517 and $78,006, respectively, came solely from Biotech IP licensing fees. This 397% increase in licensing fees was due to substantially increased sales of the licensed products. In both years, we had substantial expenses due to our ongoing research and development activities and efforts to commercialize our systems, as well as substantial administrative expenses associated with our status as a public company. Our research and development expenses decreased by $615,836 (61.8%) in the first nine months of 2013 as compared to 2012, and our general and administrative expenses decreased by $23,418 (3.0%) in the same period. The decrease in research and development expenses was due primarily to the decrease in billings for materials and services from Arizona Research and Development (“ARD”) and the decrease in expenses resulting from warrants issued for services. Our net loss was $892,145 in the first nine months of 2013, a 47.6% decrease from the net loss of $1,703,381 in the first nine months of 2012. The decrease in our net loss in the first nine months of 2013 was due to the substantial decrease in research and development expenses and our vigorous cost control efforts, as well as a substantial increase in our Biotech IP revenues. Substantial net losses will continue until we are able to successfully commercialize and market our systems, as to which there can be no assurance.

Liquidity and Capital Resources

We have financed our operations since inception through the sale of debt and equity securities and receipt of Biotech IP licensing fees. As of September 30, 2013, we had a working capital deficit of $18,834 compared to a working capital deficit of $72,721 at December 31, 2012.

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

In the fourth quarter of 2013, we have raised gross proceeds of $25,000 through private placement of 100,000 unregistered shares of common stock to an accredited investor at $.25 per share. No commissions were payable in connection with this offering.

We expect Biotech IP revenues for the fourth quarter of 2013 to substantially exceed the fourth quarter 2012 level, and we expect Biotech IP revenues for 2014 to be comparable to the revenues for 2013; however, there can be no assurance that these revenue levels will be achieved.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in internal control over financial reporting during the nine months ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as set forth above regarding the material weaknesses discovered which continued in the third quarter.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the 2012 Annual Report. Please refer to that section for disclosure regarding the risks and uncertainties related to our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

All of our sales of unregistered securities since inception have been made pursuant to private offerings to accredited investors. Our sales of unregistered securities in the nine months ended September 30, 2013 were made pursuant to an exemption from registration requirements under Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. Net proceeds were used for working capital.

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

In the third quarter of 2013, the Company raised gross proceeds of $150,000 through private placement of 600,000 unregistered shares of common stock to accredited investors at $.25 per share. No commissions were payable in connection with this offering.

In the fourth quarter of 2013, the Company raised gross proceeds of $25,000 through private placement of 100,000 unregistered shares of common stock to an accredited investor at $.25 per share. No commissions were payable in connection with this offering.

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

POWERVERDE, INC.

Dated: November 8, 2013	By:	/s/ Richard H. Davis
Richard H. Davis
Chief Executive Officer

Dated: November 8, 2013	By:	/s/ John L. Hofmann

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