Form 10-K/A
period 2012-12-31
POWERVERDE, INC.
filed 2014-01-15
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Disclosure not contained.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock equity, as of June 29, 2012, the last business day of the issuer’s most recently completed second fiscal quarter: $14,104,000.

As of May 13, 2013, the number of outstanding shares of common stock, $0.0001 par value per share, of the registrant was 26,400,106.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Explanatory Note

The purpose of this Amendment No. 1 on Form 10-K/A is to respond to comments received from the U.S. Securities and Exchange Commission’s Division of Corporation Finance in its letter dated December, 30, 2013, regarding our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the U.S. Securities and Exchange Commission on May 16, 2013 (“Original Form 10-K”). This amendment amends the following:

●	Part I, Item 1 (Business) has been amended to delete the section on pages 5-6 titled “Impact of the JOBS Act.” This language was deleted as the Company does not qualify as an “emerging growth company” for purposes of the Jumpstart Our Business Startup Act of 2012 (the “JOBS Act”).

●	Exhibit 32.2 has been amended to correctly identify the Company’s Chief Financial Officer in the first paragraph.

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

 PowerVerde, Inc.
Annual Report on Form 10-K/A
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

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERVERDE, INC.

Dated: January 15, 2014	by:	/s/ Richard H. Davis
Richard H. Davis
CEO and Principal Executive Officer

In accordance with the Exchange Act, this Amendment has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fred Barker	Vice President, Secretary and Director	January 15, 2014

/s/ Richard H. Davis.	Chief Executive Officer, Director	January 15, 2014

/s/ John L. Hofmann	Chief Financial Officer	January 15, 2014
13