Form 10-K/A
period 2012-12-31
POWERVERDE, INC.
filed 2014-02-14
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

Explanatory Note

The purpose of this Amendment No. 2 on Form 10-K/A is to respond to comments received from the U.S. Securities and Exchange Commission’s Division of Corporation Finance in its letter dated January 31, 2014, regarding our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the U.S. Securities and Exchange Commission on May 16, 2013, as amended on January 15, 2014 (“Original Form 10-K”). This amendment amends the following:

●	Exhibits 31.1, 31.2, 32.1 and 32.2 have been amended to provide new certifications by the Company’s Chief Executive Officer and Chief Financial Officer.

There are no changes to the Original Form 10-K other than those outlined above. Except as required to reflect the changes noted above, this Amendment No. 2 on Form 10-K/A does not attempt to modify or update any other disclosures set forth in our Original Form 10-K. Furthermore, this Amendment No. 2 on Form 10-K/A does not purport to provide a general update or discussion of any other developments of the Company subsequent to the filing of the Original Form 10-K.

2

PowerVerde Inc.
Annual Report on Form 10-K/A

Year Ended December 31, 2012

INDEX

PART III

3

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERVERDE, INC.

Dated: February 14, 2014	by:	/s/ Richard H. Davis
Richard H. Davis
CEO and Principal Executive Officer

In accordance with the Exchange Act, this Amendment has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fred Barker	Vice President, Secretary and Director	February 14, 2014

/s/ Richard H. Davis.	Chief Executive Officer, Director	February 14, 2014

/s/ John L. Hofmann	Chief Financial Officer	February 14, 2014
4