Form 10-K
period 2013-12-31
POWERVERDE, INC.
filed 2014-03-17
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock equity, as of June 28, 2013, the last business day of the issuer’s most recently completed second fiscal quarter: $4,100,000.

As of March 17, 2014, the number of outstanding shares of common stock, $0.0001 par value per share, of the registrant was 30,000,106.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PowerVerde, Inc.

Annual Report on Form 10-K

Year Ended December 31, 2013

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

In January 2011, we entered into a Binding Letter of Intent for European Distribution (the “BLOI”) with Newton Investments BV, a Dutch corporation based in Leeuwarden, Netherlands (“Newton”). Pursuant to the BLOI, Newton purchased one Liberator system for a discounted price of $130,000, which was delivered in July 2011. In September 2011, we entered into a definitive License Agreement with Newton as contemplated by the BLOI. Under the Agreement, Newton was designated, for a period of 10 years, to be the exclusive manufacturer and distributor of our proprietary emissions-free electrical power generation systems (the “Systems”) in the 27 countries which are currently members of the European Union, subject to Newton achieving minimum sales of at least 100 Systems per year, beginning in the second year of the Agreement. Pursuant to the Agreement, we were entitled to a royalty equal to 20% of the gross sale price of each System sold by Newton. We authorized Newton to manufacture our Systems under a strict licensing agreement with a Dutch foundry and machine shop, Autonational BV, based in Ijlst, Netherlands, and capable of producing hundreds of units per year. Of the 27 European Union nations, we focused initially on the Netherlands, Belgium, Germany and the Scandinavian countries.

Despite our initial optimism, the PowerVerde driver (motor) failed to demonstrate sufficient capacity for the uninterrupted hours of operation required for commercial performance. Due to the ongoing technical problems, Newton has yet to sell any of our Systems. Consequently, the parties have agreed to terminate the Agreement and suspend the relationship until further notice. PowerVerde has addressed the pending technical issues, and we believe that by the end of the first quarter of 2014 we will be able to deliver a commercial device capable of operation for 25,000 hours (almost three years) without major mechanical failure. There can be no assurance, however, that these technical issues will be resolved or that any of our Systems will ever be commercially viable.

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

As consideration for the Cornerstone acquisition, we issued (i) a total of 2,250,000 restricted shares of our common stock to Cornerstone’s members, Bryce Johnson (“Johnson”), Paul Kelly (“Kelly”) and Vincent Hils (“Hils”) in the amounts of 1,575,000, 337,500 and 337,500 shares, respectively, (ii) 10,000 restricted shares to a Cornerstone employee, and (iii) three-year warrants to purchase 150,000 shares each to Johnson and Kelly at exercise prices of $2.00-$4.00 per share. In November 2011, Johnson joined our Board of Directors, and in January 2012 we moved our operations to a facility in Scottsdale, Arizona, owned by Johnson. See “Item 2 - Properties.” Johnson also became our chief operating officer in January 2012. Johnson resigned from his officer and director positions in March 2013. As a result of Johnson’s resignation, Management decided to impair the goodwill entirely as of December 31, 2012. We continue to operate our laboratory and test the Liberator within Mr. Johnson’s facility, where several infrastructure upgrades have been completed. There can be no assurance that our good relationship with Mr. Johnson regarding use of his facility will continue. See Item 2 “Properties.”

We believe that Cornerstone’s technology is complementary to PowerVerde’s platform and existing markets – mainly through the conversion of thermal energy into electric power generation. While we believe that the Cornerstone acquisition brings substantial opportunities for synergy, there can be no assurance that the acquisition will prove successful.

Our focus for the remainder of 2014 is to commercialize our waste heat power systems in our Phoenix facility for eventual commercial deployment. We plan to complete our development and testing by the summer of 2014 and have a market-ready system by the end of 2014; however, there can be no assurance that we will meet this timetable or ever have a market-ready system. We continue discussions with certain manufacturers of integrated components and service providers in the oil/natural gas industries, methane plants, as well as with electric utility companies and government entities. There can be no assurance that any manufacturing, distribution or marketing agreements will be successfully consummated or executed or that we will ever achieve material sales.

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

We expect to file additional patent applications pertaining to our advanced organic pressure driven cycle later in 2014. There can be no assurances that we will be able to do so or that any patents will be issued based on these applications.

Product Description

The 2007 advanced generation PowerVerde motor, with its related organic rankine cycle (ORC) system, produced 10kW of net power. Our subsequent larger 25/50kW waste heat/solar design was a next generation system. This system was designed to be installed in single- or multiple-stacked units for businesses, factories, or any waste heat or solar application such as schools, hospitals, ships and other users of electric power. These non-combustion motors are fueled by heat (waste heat), via an ORC related system, and create a pressure source powering the PowerVerde motor/generator while emitting zero carbon emissions or waste stream byproducts. The other PowerVerde system was designed to operate on wellhead or natural gas pipeline infrastructure and lacks the ORC component, but uses wasted latent energy (pressure) inherent in “city gate” letdowns or wellheads as its pressure source. This project (wellhead or natural gas pipeline applications) has been suspended so that we can focus exclusively on waste heat applications. To this end we anticipate and have designed systems that will be scaled even larger in the future.

Our ORC system requires:

●	A heat source (solar, waste heat, geothermal or bio-mass);
●	An organic rankine cycle (ORC) or organic pressure driven cycle (OPDC) style system to convert heat into pressure;
●	PowerVerde motor to convert the pressure into horsepower; and
●	A generator to convert the horsepower into electricity.

We have built and tested the 25/50kW ORC systems, and we believe that the overall design meets or exceeds performance metrics when compared to the industry at large. We have, however, remained challenged with our inability to thus far generate the continuous hours of operation that we believe necessary for commercial quality expectations. We continue to work toward our goal of a system capable of 25,000 hours (almost three years) of continuous operation. Meanwhile, we believe that we have made great strides in the evolution of the Liberator waste heat energy system and expect to achieve a successful test by the end of the first quarter of 2014. There can be no assurance, however, that our ongoing technical issues will be resolved or that any of our Systems will ever be commercially viable.

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

The weak economy is projected by many economic experts to continue or deteriorate further throughout 2014 or longer. These conditions may make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities. We cannot predict the timing, strength or duration of this current weak economy or of a subsequent stronger economic recovery, or the effects thereof on our customers and our markets. Our results of operations may be negatively impacted in future periods and experience substantial fluctuations from period to period as a consequence of these factors, and such conditions and other factors affecting capital spending may affect the timing of orders from major customers. These factors could adversely affect our ability to meet our capital requirements, support our working capital requirements and growth objectives, maintain our existing or secure new financing arrangements, or otherwise materially and adversely affect our business, financial condition and results of operations.

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

Our success will depend in large part upon the skill and efforts of our co-founder Fred Barker and other key personnel hired or who may be hired, including our chief engineer, Hank Leibowitz, and our system specialist, Mark Prinz. Loss of any such personnel, whether due to resignation, death, and disability or otherwise, could have a material adverse effect on our business. In addition, Messrs. Barker and Leibowitz do not intend to work for PowerVerde on a full-time basis, as they have substantial other business activities. They intend to dedicate the time they deem appropriate to meet PowerVerde’s needs; however, there can be no assurance that they will be willing or able to dedicate such time and attention as would maximize PowerVerde’s chances for success.

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

We may be required to obtain licenses to patents or other proprietary rights from third parties. If we do not obtain required licenses, we could encounter delays in product development or find that the development, manufacture or sale of products requiring these licenses could be prevented.

The reduction, elimination or unavailability of contemplated government incentives may force our business plan to be changed and may materially adversely affect our business.

Our business plan relies to a significant extent on the availability of substantial federal, state and local governmental incentives for the development, production and purchase of energy-saving, environmentally-friendly products such as our systems. These incentives include, among others, tax deductions, tax credits, rebates, accelerated depreciation and government loans, grants and other subsidies. There can be no assurance that some or all of these incentives will not be substantially reduced or eliminated, nor can there be any assurance that any currently proposed incentives will actually take effect. Similarly, we have never received, and there can be no assurance that we will ever receive, any government loans, grants or other subsidies.

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

Our common stock is currently quoted on the OTCBB under the symbol “PWVI.” Since our February 2008 Merger with our predecessor Vyrex Corporation, our stock has been thinly traded, and no assurance can be given as to when, if ever, an active trading market will develop or, if developed, that it will be sustained. As a result, investors may be unable to sell their shares of our common stock at a fair price, if at all.

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

Our Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock. The Board of Directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms and privileges with respect to any series of preferred stock. The issuance of any series of preferred stock having rights superior to those of the common stock may result in a decrease in the value or market price of the common stock and further, they could be used by the Board of Directors as a device to prevent a change in control favorable to the Company. Holders of preferred stock to be issued in the future may have the right to receive dividends and certain preferences in liquidation and conversion rights. The issuance of such preferred stock could make the possible takeover of the Company or the removal of management of the Company more difficult, and adversely affect the voting and other rights of the holder of the common stock, or depress the market price of the common stock.

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

We do not own any real property. On January 1, 2012 our Board of Directors agreed to end the rental agreement with ARD and moved our operations to a 5,000 square foot facility owned by our then-director and chief operating officer Bryce Johnson (who resigned in March 2013), located at 7595 E. Gray Rd., Scottsdale, Arizona. We believe that the facility will be adequate to satisfy our needs for at least the next year. From March 2012 to June 2013, we used the facility for a fee of $700 per month, which covered overhead costs. Since July 2013, this fee has not been charged. We believe that our relationship with Mr. Johnson, who remains a major PowerVerde shareholder, is good, and we believe that this good relationship will continue and allow us to use the facility on current terms for at least the next year; however, there can be no assurance that this will be the case as we do not have a signed lease.

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

Period Beginning	Period Ending	High	Low
January 1, 2012	March 31, 2012	$2.00	$1.01
April 1, 2012	June 30, 2012	$1.37	$.71
July 1, 2012	September 30, 2012	$1.10	$.70
October 1, 2012	December 31, 2012	$.90	$.26
January 1, 2013	March 31, 2013	$.40	$.21
April 1, 2013	June 30, 2013	$.30	$.15
July 1, 2013	September 30, 2013	$.33	$.15
October 1, 2013	December 31, 2013	$.29	$.15
January 1, 2014	March 13, 2014	$.24	$.08

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

In the fourth quarter of 2012, we sold $325,000 principal amount of two-year Series A Secured Promissory Notes to accredited investors. At closing, we issued to each investor a three-year warrant to purchase one share of our common stock at an exercise price of $.41 per share. Pursuant to the terms of the Notes, on December 1, 2013, we were obligated to issue an additional three-year warrant (covering the same number of shares as the initial warrant) to each investor at an exercise price equal to $.21 per share (the average price of the common stock during the 10 trading days prior to December 1, 2013).

Each Note investor receives simple interest at the rate of 10% per annum based on a 365-day year and actual days elapsed in the period for which such interest is payable. Accrued interest is payable semi-annually on June 30, 2013, December 31, 2013, June 30, 2014, and December 31, 2014. The entire principal balance of the Notes, together with all unpaid interest accrued thereon, shall be due and payable on December 31, 2014, the Maturity Date. Upon payment in full of all principal and interest payable, the Note shall be surrendered to the Company for cancellation. The Notes are collateralized by our Biotech license fee revenues. We agreed to pay a $25,000 fee to the placement agent, Martinez-Ayme Securities, Inc. (“MAS”); however, in December 2013, this receivable was assigned by MAS to our Director and Chief Executive Officer Richard Davis and the amount due was reduced to $20,000 in exchange for payment to Mr. Davis of $4,000, which left a balance of $16,000 as of the date of this Report. See Note 10 of Notes to Consolidated Financial Statements.

In the first quarter of 2013, we sold an additional $75,000 principal amount of Series A Secured Promissory Notes. In connection with these Notes, we issued warrants to purchase 75,000 shares of common stock concurrent with issuance of the Notes and we issued warrants to purchase an additional 75,000 shares in December 2013 at an exercise price equal to $.21 per share (the average price of the common stock during the 10 trading days prior to December 1, 2013).

In the second quarter of 2013, the Company raised gross proceeds of $125,000 through private placement of 500,000 unregistered shares of common stock to accredited investors at $.25 per share.

In the third quarter of 2013, the Company raised gross proceeds of $150,000 through private placement of 600,000 unregistered shares of common stock to accredited investors at $.25 per share.

In the fourth quarter of 2013, the Company raised gross proceeds of $25,000 through private placement of 100,000 unregistered shares of common stock to accredited investors at $.25 per share.

In the first quarter of 2014, the Company raised gross proceeds of $240,000 through private placement of 2,400,000 unregistered shares of common stock to accredited investors at $.10 per share.

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

Critical Accounting Policies

The consolidated financial statements of PowerVerde, Inc. are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires our management to make estimates and assumptions about future events that effect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. We believe the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2010, 2011, 2012 and 2013, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2013.

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

We report our derivative liabilities at fair value on the accompanying consolidated balance sheet as of December 31, 2012. There were no derivative liabilities at December 31, 2013.

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

Results of Operations

Year ended December 31, 2013 and 2012

During 2013, we focused on upgrading the durability and continued operations capability of our Liberator Waste Heat System. We had no revenues in 2013 other than $359,362 in Biotech IP licensing fees, an 85.5% increase from $193,692 in royalty income for 2012. Our research and development expenses decreased by $861,563 (65%) in 2013 as compared to 2012, and our general and administrative expenses decreased by $134,559 (14%). The reduction in expenses was due to our cash flow constraints and concentrated efforts to minimize the cost associated with the use of third party consulting services. Substantial net losses will continue until we are able to successfully commercialize and market our products, as to which there can be no assurance.

Liquidity and Capital Resources

We have financed our operations since inception principally through the sale of debt and equity securities. Also, in 2012 and 2013, we began to receive material amounts of Biotech IP licensing fees. As of December 31, 2013 and 2012, we had a working capital deficit of $385,872 and $72,721, respectively.

During 2013, we received $359,362 in Biotech IP licensing fees and raised gross proceeds of $300,000 from private placements of securities.

By the end of 2013, we had spent all of our $45,283 opening cash balance plus almost all of the $300,000 raised during 2013, so that our year-end cash balance was only $48,306, while our accounts payable and accrued expenses were $43,575. As of the date of this Report, after spending all of the funds raised during the year 2013, as well as most of the $240,000 in gross private placement proceeds raised in the first quarter of 2014, we have only enough cash to finance operations for approximately two months.

We expect 2014 Biotech IP revenues to exceed the 2013 level; however, there can be no assurance that this revenue level will be achieved.

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

The consolidated financial statements of the Company and other information required by this Item are set forth herein in a separate section beginning with the Index to the Financial Statements on page F-1.

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

Our chief executive officer and chief financial officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992). Based on this evaluation, our management concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in internal control over financial reporting during the fourth quarter of 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The names of our officers and directors, as well as certain information about them are set forth below:

Name	Age	Position(s)	Held Since

Fred Barker	79	Vice President, Secretary, Director	2007

Richard H. Davis	57	Chief Executive Officer, Director	2008

John Hofmann	55	Chief Financial Officer	2011

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

Committees

Our Board of Directors does not yet have any committees; however, we intend to establish an audit committee and a compensation/stock option committee in the near future. Additional board members are anticipated to be added in 2014.

Advisory Board Members

In March 2010, our Board of Directors created an Advisory Board to advise and recommend, on a non-legally-binding basis, certain directions or actions deemed to be beneficial to the Company’s success. The Advisory Board’s members may be shareholders or non-shareholders; however, each member represents a specific industry or vocation complementary to the Company’s anticipated markets, customers and technical needs. It is anticipated that the Advisory Board will meet once a year in person and meet by conference call quarterly. We expect to compensate the Advisory Board members with restricted stock and/or options; however, the compensation plan has not yet been established. The members of the Advisory Board are as follows:

●	Stephen H. McKnight. Mr. McKnight is active in real estate investment and management. Through his firms, he has created a portfolio in excess of 2.0 million square feet of commercial property, mostly in the Southwest United States. Mr. McKnight is also active in both equity and debt holdings, managing both trusts and family estates. He received an MBA from the University of Pittsburg in 1975.
●	Randy Hinson. Mr. Hinson founded and successfully operated a pump manufacturing business in Houston, Texas. Mr. Hinson recently sold the company to a publicly-traded oil company, and remains under a non-compete contract during an agreed-upon transition process.
●	Leon Breece. Mr. Breece has operated as an entrepreneur and CPA in the Los Angeles, California area for many years. Mr. Breece’s company, Breece and Associates, handles accounting and tax matters for established companies and high profile individuals. He is an active investor in both the stock market and early stage private companies.
●	Dr. Robert F. Ehrman . Dr. Ehrman is an owner and manager of commercial real estate, and has owned and managed several successful businesses. He attended the University of Miami School of Medicine, Northwestern Chiropractic College, and the University of Minnesota. Mr. Ehrman is a resident of Miami, Florida.

All of the Advisory Board Members are PowerVerde shareholders.

Compliance with Section 16(a) of the Securities and Exchange Act of 1934

Under the securities laws of the United States, our directors, executive officers and any persons holding more than 10% of the Company’s common stock are required to report their initial ownership of the Company’s common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to identify in this Report those persons who failed to timely file these reports. All of the filing requirements were satisfied in 2013. In making this disclosure, we have relied solely on written representations of our directors and executive officers and copies of the reports that have been filed with the Commission.

Code of Ethics

We have not adopted a code of ethics for our management because of the costs involved and our lack of resources and limited operations.

ITEM 11.	EXECUTIVE COMPENSATION.

Through March 2014, we have not paid any compensation to officers or directors in such capacity; however, we have periodically engaged the services of Messrs. Konrad (through ARD) and Barker to perform certain services at a rate of $60 per hour. On February 1, 2011, we entered into a Contracted Consulting Services Agreement with PowerVerde Consulting Services, Inc., which is wholly-owned by Mr. Barker, whereby his company received a $5,000 relocation fee and received $6,000 per month for his services beginning February 15, 2011, subject to termination at any time by either party upon written notice to the other. Mr. Konrad also has received $10,000 per month since April 2011 pursuant to his employment agreement described below. Since becoming PowerVerde officers, Messrs Davis and Hofmann have not received any salary or other cash compensation for services in that capacity except that, in June 2011, Messrs. Davis and Hofmann received three-year warrants to purchase 600,000 and 200,000 shares, respectively, of our common stock, at a price of $1.05 per share (the market price on the date of grant). In addition, in March 2013, Messrs’ Davis and Hofmann received five-year warrants to purchase 1,000,000 and 500,000 shares, respectively, of our common stock, at a price of $.30 per share (the market price on the date of grant). In March 2012, in exchange for his interest in Cornerstone, our then officer and director Bryce Johnson received 1,575,000 shares of our restricted common stock and three-year warrants to purchase 150,000 shares of our common stock at exercise prices of $2.00, $3.00 and $4.00 as to 50,000 shares each. Mr. Johnson resigned from his positions with PowerVerde in March 2013.

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

On October 16, 2012, in order to enhance our ability to raise capital and limit dilution of our stockholders, as well as to satisfy our obligations to ARD for past services and Mr. Konrad under the agreement dated April 7, 2011 as amended August 19, 2012 (the “Initial Agreement”) and the employment agreement between Mr. Konrad and the Company dated April 7, 2011( the “Employment Agreement”), we entered into an agreement (the “Settlement Agreement”) with Mr. Konrad and ARD, pursuant to which Mr. Konrad agreed to surrender to our treasury 3,000,000 shares of our common stock owned by him in exchange for payment of $530,000. Of this amount, $130,000 was paid to ARD and $300,000 was paid to Mr. Konrad upon execution of the Settlement Agreement, and we agreed to pay $100,000 to Mr. Konrad in six consecutive monthly installments of $16,666.67 each due on the 16th day of each month beginning November 16, 2012. In the event any part of the $100,000 balance remains unpaid six months after the date of the Settlement Agreement, Mr. Konrad has an option to convert some or all of the unpaid balance into shares of the Company’s common stock at a price of .0667 per share, subject to appropriate adjustment for any future stock splits, stock dividends, etc. The execution of the Settlement Agreement terminated both the Initial Agreement and the Employment Agreement, and neither party has any further obligations or liabilities under those agreements. Due to our limited cash resources, as of the date of this report we have paid to Mr. Konrad only $41,667 pursuant to the Settlement Agreement. On February 7, 2014, following our February 3, 2014, payment to him, we entered into an amendment to the Settlement Agreement pursuant to which Mr. Konrad agreed to waive our prior defaults under the Settlement Agreement, as amended, in exchange for our agreement to either (i) pay $75,000 or (ii) issue 1,125,000 shares of common stock to him March 31, 2014, in full satisfaction of our obligations to him. There can be no assurance that we will be able to pay the $75,000 to Konrad by March 31, 2014. If we fail to do so, our shareholders will suffer substantial dilution.

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

On October 25, 2012, we entered into a consulting agreement with Hank Leibowitz, the principal of Waste Heat Solutions, LLC and an expert with 39 years experience in the field of advanced energy systems. Pursuant to this consulting agreement, which is terminable by either party on 30 days’ notice, we paid to Mr. Leibowitz’s company, Waste Heat Solutions, $5,000 per month through February 2013 and have paid $7,500 per month thereafter. In connection with this consulting agreement, we issued to Waste Heat Solutions (i) a fully vested 10-year option to purchase 500,000 shares of common stock at $.56 per share and (ii) a 10-year option, vesting six months from the contract date, i.e., on April 25, 2013, to purchase an additional 500,000 shares at $.56 per share. This consulting agreement contains standard confidentiality provisions, as well as standard non-competition and non-soliciting provisions which survive for two years following termination of the consultancy.

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

The following table sets forth certain information as of March 17, 2014, regarding the beneficial ownership of our common stock by (i) each of our directors and “named executive officers”; and (ii) all of our executive officers and directors as a group. To our knowledge, no other person beneficially owns more than 5% of our common stock. As of March 17, 2014 we had 30,000,106 shares outstanding.

Name and Address of Beneficial Owner	Shares Owned	Percent of Class
George Konrad[1]	4,054,074	14.69%
21615 N Second Avenue
Phoenix, AZ 85027

Bryce Johnson[2]	1,725,000	6.25%
7595 E. Gray Road
Scottsdale, Arizona 85266

Officers and Directors
Fred Barker[3]	1, 695,990	6.14%
21615 N Second Avenue
Phoenix, AZ 85027

Richard H. Davis[4]	3,003,033	10.88%
8365 SW 168 Terrace
Palmetto Bay, FL l33157

John L. Hofmann[5]	1,200,000	4.35%
420 S. Dixie Highway, Suite 4B
Coral Gables, Florida 33146

All Directors and Executive Officers as a group (3 persons)[6]	5,899,023	21.37%

1 Mr. Konrad resigned as President and Director in October 2012. At that time, he surrendered 3,000,000 shares of common stock to our Treasury. Does not include 1,125,000 shares issuable to Mr. Konrad on March 31, 2014, in the event that we do not pay $75,000 to him by that date pursuant to the Settlement Agreement.

2 Mr. Johnson resigned as an officer and director in March 2013. Includes 150,000 shares represented by currently exercisable warrants.

3 Mr. Barker’s shares are owned by Mr. Barker and his wife as joint tenants.

4 Mr. Davis’ shares include: 2,600,000 shares represented by currently exercisable warrants, 114,033 shares owned by Mr. Davis’ wife, as to which he disclaims beneficial ownership, and 10,000 shares owned by Darby Shore Management, Inc., a Florida corporation (“Darby”), for which Mr. Davis is an officer, director and 25% shareholder. Mr. Davis may be deemed to have voting and investment power over these shares held by Darby.

5 All of these shares are represented by currently exercisable warrants.

6 Includes 2,300,000 shares represented by currently exercisable warrants.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

See Item 2. “Properties” and Item 11. “Executive Compensation.”

In April 2012, Mr. Barker sold 100,000 shares of common stock held by him through PowerVerde Consulting Services Inc., to PowerVerde for a price of $25,000 ($.25 per share). The 100,000 shares of common stock were surrendered to our treasury.

In May 2012, Mr. Barker sold 450,000 shares of common stock to PowerVerde for a price of $90,000 ($.20 per share). The 450,000 shares of common stock were surrendered to our treasury. The purchase price was payable $10,000 at closing and $10,000 per month through January 2013. As of the date of this Report, $1,000 of the purchase price remains due.

Since July 2010, Mr. Hofmann’s accounting firm, J.L. Hofmann & Associates, P.A. (“JLHPA”) has provided financial consulting and accounting services to PowerVerde. We paid a total of $74,415 to JLHPA in 2013.

We do not have any independent directors, as Mr. Barker is an officer and principal shareholder, and Mr. Davis is an officer. We intend to seek qualified independent directors to serve on our Board of Directors by the end of 2014.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Cherry Bekaert LLP, Certified Public Accountants (“CB”) was designated by our Board of Directors to audit the consolidated financial statements of our company for the fiscal years ended December 31, 2013 and 2012. The following table summarizes the aggregate fees billed and expected to be billed to us by CB for the fiscal years ended December 31, 2013 and 2012, respectively:

Principal Accountant Fees and Service

	2013	2012
Audit Fees	$44,000	$43,000

Total	$44,000	$43,000

Audit Fees

The aggregate fees billed and expected to be billed by CB for professional services rendered for the fiscal years ended 2013 and 2012, respectively, including fees associated with the annual audit, the reviews of the consolidated financial statements included in our Forms 10-K, the reviews of the quarterly reports on Form 10-Q, fees related to filings with the Securities and Exchange Commission and consultations on accounting issues and the application on new accounting pronouncements were approximately $44,000 and $43,000, respectively.

Tax Fees

The aggregate fees billed or expected to be billed by John L. Hofmann & Associates P.A. for tax compliance, tax advice and tax planning rendered to the Company for each of the fiscal years ended December 31, 2013 and 2012 were approximately $2,000.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

See Exhibit Index and Financial Statements Index, below.

PowerVerde, Inc.
Annual Report on Form 10-K
Year Ended December 31, 2013

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

10.20 10.21 10.22

Consulting Agreement between the Company and Waste Heat Solutions LLC dated October 25, 2012.

Form of Series A Secured Promissory Note dated December 2012.

Security Agreement between PowerVerde Inc. and Series A Note holders dated December 31, 2012.

10.23	Amendment to the Settlement Agreement between the Company and George Konrad dated February 7, 2014.

21.1	Subsidiaries of the Company. [1]

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Previously filed on Form 8-K filed with the SEC on February 11, 2008.
[2]	Previously filed on Schedule 14A filed with the SEC on July 21, 2008.
[3]	Nonmaterial schedules and exhibits identified in the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-B. The Company agrees to furnish supplementally to the SEC upon request by the SEC a copy of any omitted schedule(s) or exhibit(s).

[4]	Previously filed on Form 10-K for the year ended December 31, 2008 filed with the SEC on April 15, 2009.
[5]	Previously filed on Form 10-Q for the quarter ended September 30, 2009 as filed with the SEC on November 17, 2009.
[6]	Previously filed on Form 10-K for the year ended December 31, 2009 filed with the SEC on April 14, 2010.
[7]	Previously filed on Form 8-K filed with the SEC on February 4, 2011.
[8]	Previously filed on Form 10-Q/A for the quarter ended June 30, 2011 filed with the SEC on September 8, 2011.
[9]	Previously filed on Form 8-K filed with the SEC on September 30, 2011
[10]	Previously filed on Form 8-K filed with the SEC on November 7, 2011
[11]	Previously filed on Form 8-K filed with the SEC on February 9, 2012.
[12]	Previously filed on Form 8-K filed with the SEC on April 5, 2012.
[13]	Previously filed on Form 8-K filed with the SEC on October 22, 2012.
31

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERVERDE, INC.

Dated: March 17, 2014	by:	/s/ Richard H. Davis
Richard H. Davis
CEO and Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Fred Barker	Vice President, Secretary and Director	March 17, 2014

/S/ Richard H. Davis.	Chief Executive Officer, Director	March 17, 2014

/S/ John L. Hofmann	Chief Financial Officer	March 17, 2014
32

PowerVerde, Inc. and Subsidiary

Annual Report on Form 10-K

Year Ended December 31, 2013

i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PowerVerde, Inc. and Subsidiary

We have audited the consolidated balance sheets of PowerVerde, Inc. and Subsidiary (a Development Stage Company), as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the years then ended and the period from March 9, 2007 (Date of Inception) to December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PowerVerde, Inc. and Subsidiary as of December 31, 2013 and 2012, and the consolidated results of its operations and its consolidated cash flows for the years then ended and the period from March 9, 2007 (Date of Inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $1,054,959 and $4,755,050 for 2013 and 2012, respectively. At December 31, 2013, current liabilities exceed current assets by $385,872. These factors, and others discussed in Note 2, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Cherry Bekaert LLP
Coral Gables, FL
March 17, 2014

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Balance Sheets

	December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$48,306	$45,283
Accounts receivable	49,844	115,687
Employee advances	19,292	—
Prepaid expenses	18,366	46,641
Total Current Assets	135,808	207,611

Property and Equipment
Property and equipment, net of accumulated depreciation of $38,616 and $26,771, respectively	55,434	9,559

Other Assets
Intellectual property, net of accumulated amortization of $384,673 and $164,860, respectively	274,767	494,580
Total Assets	$466,009	$711,750

Liabilities and Stockholders’ Equity (Deficiency)
Current Liabilities
Accounts payable and accrued expenses	$43,575	$109,568
Payable to related parties	163,965	170,764
Notes payable to related parties	314,140	—
Total Current Liabilities	521,680	280,332

Long-Term Liabilities
Derivative liability	—	68,250
Notes payable to related parties	—	184,367
Total Long-Term Liabilities	—	252,617

Total Liabilities	521,680	532,949

Stockholders’ Equity (Deficiency)
Common stock:
100,000,000 common shares authorized, par value $0.0001 per share, 27,600,106 common shares issued and outstanding at December 31, 2013 and 26,011,565 common shares issued and outstanding at December 31, 2012	3,567	3,414
Additional paid-in capital	11,098,665	10,278,331

Treasury stock, 8,550,000 shares at cost	(491,139)	(491,139)
Deficit accumulated in the development stage	(10,666,764)	(9,611,805)

Total Stockholders’ Equity (Deficiency)	(55,671)	178,801

Total Liabilities and Stockholders’ Equity (Deficiency)	$466,009	$711,750

The accompanying notes are an integral part of these consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Operations

For the years ended December 31, 2013 and 2012, and the

period from March 9, 2007 (Date of Inception) to December 31, 2013

	2013	2012	Cumulative from inception through December 31, 2013

Revenue, Net	$359,362	$193,692	$837,811

Cost of Goods Sold	—	—	136,925

Gross Profit	359,362	193,692	700,886

Operating Expenses
Research and development	459,651	1,321,214	3,788,545
General and administrative	844,259	978,818	4,494,689
Goodwill impairment	—	2,637,760	2,637,760
Total Operating Expenses	1,303,910	4,937,792	10,920,994

Loss from Operations	(944,548)	(4,744,100)	(10,220,108)

Other Income (Expenses)
Interest income	—	—	2,401
Interest expense	(147,161)	(14,200)	(505,068)
Other income (expenses)	36,750	3,250	56,011
Total Other Income (Expenses)	(110,411)	(10,950)	(446,656)

Loss before Income Taxes	(1,054,959)	(4,755,050)	(10,666,764)
Provision for Income Taxes	—	—	—

Net Loss	$(1,054,959)	$(4,755,050)	$(10,666,764)

Net Loss per Share - Basic and Diluted	$(0.04)	$(0.18)
Weighted Average Common Shares Outstanding - Basic and Diluted	26,865,503	27,134,392

The accompanying notes are an integral part of these consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (deficiency)

For the years ended December 31, 2013 and 2012, and the

period from March 9, 2007 (Date of Inception) to December 31, 2013

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
4

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (deficiency)

For the years ended December 31, 2013 and 2012, and the

period from March 9, 2007 (Date of Inception) to December 31, 2013

(Continued from the Previous Page)

Balances, December 31, 2010	28,043,065	$2,804	$2,179,625	$—	$(2,303,290)	$(120,861)

Sale of common stock at $.75 per share, net of stock issuance costs of $150,000	2,000,000	200	1,349,800	—	—	1,350,000
Stock-based compensation	—	—	466,907	—	—	466,907
Warrants issued for services	—	—	612,150	—	—	612,150
Warrants exercised	81,500	8	122,242	—	—	122,250
Treasury stock	(4,500,000)	—	—	(170,758)	—	(170,758)
Net loss	—	—	—	—	(2,553,465)	(2,553,465)
Balances, December 31, 2011	25,624,565	$3,012	$4,730,724	$(170,758)	$(4,856,755)	$(293,777)

Sale of 906,000 shares of common stock at $1.00 per share, 450,000 at $.715 per share and 396,000 shares at $.43 per share, net of stock issuance costs of $139,803	1,752,000	176	1,258,052	—	—	1,258,228
Issuance of warrants for settlement with Newton	—	—	262,700	—	—	262,700
Stock-based compensation	—	—	658,381	—	—	658,381
Issuance of common stock at $1.37 per share for Cornerstone acquisition	2,260,000	226	3,095,974	—	—	3,096,200
Issuance of warrants for Cornerstone acquisition	—	—	201,000	—	—	201,000
Cancellation of shares issued for services to Del Mar Consulting	(75,000)	—	—	—	—	—
Warrants issued in connection with notes payable to related party	—	—	71,500	—	—	71,500
Treasury stock	(3,550,000)	—	—	(320,381)	—	(320,381)
Net loss	—	—	—	—	(4,755,050)	(4,755,050)
Balances, December 31, 2012	26,011,565	$3,414	$10,278,331	$(491,139)	$(9,611,805)	$178,801

Sale of common stock at $.25 per share	1,200,000	121	299,879	—	—	300,000
Common stock issued for services	325,000	32	124,718	—	—	124,750
Stock-based compensation	—	—	121,237	—	—	121,237
Warrants issued for services	—	—	210,000	—	—	210,000
Warrants issued in connection with Notes payable to related party	—	—	16,500	—	—	16,500
Warrants issued in connection with derivative liability	—	—	48,000	—	—	48,000
Common stock issued on conversion of debt	44,791	—	—	—	—
Cashless exercise of options	18,750	—	—	—	—
Net loss	—	—	—	—	(1,054,959)	(1,054,959)
Balances, December 31, 2013	27,600,106	$3,567	$11,098,665	$(491,139)	$(10,666,764)	$(55,671)

The accompanying notes are an integral part of these consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the years ended December 31, 2013 and 2012, and the

period from March 9, 2007 (Date of Inception) to December 31, 2013

	2013	2012	Cumulative from inception through December 31, 2013
Cash Flows from Operating Activities
Net loss	$(1,054,959)	$(4,755,050)	$(10,666,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	231,658	171,110	423,289
Amortization of discount	87,773	13,521	440,986
Stock based compensation	121,237	658,381	1,302,767
Common stock issued for services	124,750	—	124,750
Goodwill impairment	—	2,637,760	2,637,760
Warrants issued for services	210,000	—	822,150
Warrants issued for settlement		262,700	262,700
Gain on re-measurement of derivative liability	(36,750)	(3,250)	(40,000)
Changes in operating assets and liabilities
Accounts receivable and prepaid expenses	94,118	(119,152)	(68,210)
Employee advances	(19,292)	—	(19,292)
Accounts payable and accrued expenses	(65,993)	(69,736)	(186,957)
Payable to related parties	(6,799)	159,611	152,812

Cash Used in Operating Activities	(314,257)	(1,044,105)	(4,814,009)

Cash Flows From Investing Activities
Purchase of property and equipment	(57,720)	—	(94,050)
Cash acquired in business acquisition	—	—	872

Cash Used in Investing Activities	(57,720)	—	(93,178)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	300,000	1,398,031	5,350,281
Proceeds from notes payable to related parties	75,000	325,000	700,000
Payment of line of credit	—	—	(50,000)
Payment of note payable to related parties	—	(180,989)	(271,206)
Purchase of treasury stock	—	(320,381)	(320,381)
Payment of stock issuance costs	—	(139,803)	(453,201)

Cash Provided by Financing Activities	375,000	1,081,858	4,995,493

Net Increase in Cash and Cash Equivalents	3,023	37,753	48,306
Cash and cash equivalents at Beginning of Period	45,283	7,530	—
Cash and cash equivalents at End of Period	$48,306	$45,283	$48,306

Supplemental Disclosure of Cashflow Information
Cash Paid for Interest	$20,705	$—	$20,705
Cash Paid for Income Taxes	$—	$—	$24,221

Supplemental Schedule of Non-Cash Financing
Common stock issued for convertible debt	$—	$—	$189,261
Common stock issued for services	$124,750	$—	$124,750
Common stock issued for acquisition of Cornerstone Conservation Group, LLC	$—	$3,096,200	$3,096,200
Warrants issued in connection with acquisition of Cornerstone Conservation Group, LLC	$—	$201,000	$201,000
Purchase of treasury stock with long-term related party payable	$—	$72,000	$242,758
Warrants issued in connection with debt	$—	$—	$299,984
Issuance of warrants as part of notes payable to related party of which $88,000 ($16,5000 in Q1 2013) was classified as additional paid in capital and $88,000 ($16,500 in Q1 2013) was classified as a derivative liability	$176,000	$—	$176,000
Warrants issued in connection with derivative liability	$48,000	$—	$48,000
Common stock issued in connection with debt forgiveness and services rendered	$—	$—	$250,000

The accompanying notes are an integral part of these consolidated financial statements.

PowerVerde, Inc. and Subsidiary

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business

PowerVerde, Inc. (the “Company”) is a “C” Corporation organized under the Laws of Delaware with operations in Scottsdale, Arizona. The Company’s two founders, now its largest shareholders, have conceived and developed the use of a power systems patent. The Company is in the development stage and it is presently undertaking research and development on a power generating system.

On February 11, 2008, Vyrex Corporation (“Vyrex” or the “Company”); PowerVerde, Inc. (“PowerVerde”) and Vyrex Acquisition Corporation (“VAC”), a wholly-owned subsidiary of Vyrex, all Delaware corporations, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, on February 12, 2008, VAC merged with and into PowerVerde, with PowerVerde remaining as the surviving corporation and a wholly-owned subsidiary of Vyrex (the “Merger”). As consideration for the Merger, as of the closing of the Merger, each issued and outstanding share of common stock of PowerVerde was converted into the right to receive 1.2053301 shares of the common stock of Vyrex and each share of VAC was converted into one share of PowerVerde common stock. As a result of the Merger, the former shareholders of PowerVerde held 24,588,734 shares, or 95%, of the common stock of Vyrex. Pursuant to the Merger Agreement, PowerVerde paid $233,000 in accounts payable and other liabilities owed by Vyrex. The total purchase price of the transaction of $401,894 includes $60,000 of transaction costs related to the Merger.

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

Accounts Receivable

Accounts receivable consist of balances due from sales and royalties. The Company monitors accounts receivable and provides allowances when considered necessary. At December 31, 2013 and 2012, accounts receivable were considered to be fully collectible. Accordingly, no allowance for doubtful accounts was provided.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2010, 2011, 2012 and 2013, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2013.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the consolidated financial statements as general and administrative expense.

Research and Development Costs

The Company’s research and development costs are expensed in the period in which they are incurred. Such expenditures amounted to $459,651 and $1,321,214 for the years ended December 31, 2013 and 2012, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share is computed in accordance with FASB ASC Topic 260, “Earnings per Share”. Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Certain common stock equivalents were not included in the earnings (loss) per share calculation as their effect would be antidilutive. Excluded from weighted average common shares outstanding on a diluted basis were warrants exercisable for 7,586,000 shares and options for 2,750,000 shares for December 31, 2013 and warrants exercisable for 6,050,999 shares and options for 2,750,000 shares for December 31, 2012.

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

The Company reports its derivative liabilities at fair value on the accompanying consolidated balance sheets.

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

Note 4 – Recent Accounting Pronouncements

In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carry forward exists. This guidance requires the unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset. When a deferred tax asset is not available, or the asset is not intended to be used for this purpose, an entity should present the unrecognized tax benefit in the financial statements as a liability. The guidance will become effective for us at the beginning of our second quarter of fiscal 2014. We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.

In January 2013, the FASB issued guidance clarifying the scope of disclosure requirements for offsetting assets and liabilities. The amended guidance limits the scope of balance sheet offsetting disclosures to derivatives, repurchase agreements, and securities lending transactions to the extent that they are offset in the financial statements of subject to an enforceable master netting arrangement or similar agreement. The guidance will become effective for us at the beginning of our first quarter of fiscal 2014. We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.

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

For the period ending December 31, 2013, amortization expense was $219,813 and accumulated amortization of the intangible asset-intellectual property was $384,673.

Future amortization of the intangible asset – intellectual property was as follows as of December 31, 2013:

Year ending December 31:
2014	$219,814
2015	54,953
Total	$274,767
12

Note 6 – Property and Equipment

A summary of property and equipment at December 31, 2013 and December 31, 2012 is as follows:

	2013	2012	Estimated Useful Lives (in years)

Equipment	$83,146	$25,426	5
Computer equipment (hardware)	6,975	6,975	3-5
Software	3,929	3,929	3
	94,050	36,330
Less: Accumulated depreciation	(38,616)	(26,771)
	$55,434	$9,559

The amounts charged to operations for depreciation expense for the year ended December 31, 2013 and 2012 were $11,845 and $6,250 respectively. Depreciation expense from inception through December 31, 2013 was $38,616.

Note 7 – Goodwill – Impairment Testing

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

Note 8 – Stockholders’ Equity

Warrants

During January through December 2011, the Company issued warrants to purchase 2,000,000 unregistered shares of the Company’s common stock at an exercise price of $0.75 per share in association with stock subscription agreements. These warrants expire on various dates through 2014. As of December 31, 2013, all of these warrants were outstanding.

The Company issued warrants on June 3, 2011 to various persons, including affiliates of the Company, for services provided to the Company. These warrants covered the purchase of 1,855,000 unregistered shares of the Company’s stock at an exercise price of $1.05 per share with a five-year term. These share-based payments have been accounted for in accordance with ASC 815-40 using the Black Scholes warrant pricing model to determine the fair value of each warrant. As of December 31, 2013, all of these warrants were outstanding.

On February 3, 2012, The Company issued warrants to purchase 500,000 unregistered shares of the Company’s common stock at an exercise price of $3.00 per share with a five-year term for settlement of certain disputed amounts (See Note 8). These share-based payments have been accounted for in accordance with ASC 815-40 using the Black-Scholes warrant pricing model to determine the fair value of each warrant. As of December 31, 2013, all of these warrants were outstanding.

In connection with the acquisition of Cornerstone (See Note 5), on March 30, 2012, the Company issued warrants to purchase 300,000 unregistered shares of common stock at exercise prices ranging from $2.00 to $4.00 per share. These warrants expire at various dates through December 2017. As of December 31, 2013, all of these warrants were outstanding.

During the second quarter of 2012, the Company issued warrants to purchase 335,000 unregistered shares of the Company’s common stock at an exercise price of $3.00 per share in association with stock subscription agreements. These warrants expire on various dates through 2015. As of December 31, 2013, all of these warrants were outstanding.

During the third quarter of 2012, the Company issued warrants to purchase 71,000 unregistered shares of the Company’s common stock at an exercise price of $3.00 per share in association with stock subscription agreements. These warrants expire July 30, 2015. As of December 31, 2013, all of these warrants were outstanding.

During the fourth quarter of 2012, the Company issued warrants to purchase 225,000 unregistered shares of the Company’s common stock at an exercise price of $1.00 per share in association with stock subscription agreements. These warrants expire October 31, 2015. As of December 31, 2013, all of these warrants were outstanding.

In December 2012, the Company issued warrants to purchase 325,000 unregistered shares of the Company’s common stock at an exercise price of $.41 per share in association with the Secured Promissory Note (See Note 10). These warrants expire December 31, 2015. As of December 31, 2013, all of these warrants were outstanding.

During January 2013, the Company issued three-year warrants to purchase 75,000 unregistered shares of the Company’s common stock at an exercise price of $0.41 per share in association with the Secured Promissory Note (See Note 8). These warrants expire December 31, 2015. As of December 31, 2013, all of these warrants were outstanding.

During March 2013, the Company issued its Chief Executive Officer and Chief Financial Officer five –year warrants to purchase common stock at an exercise price of $0.30 per share (market price on date of grant) in the amounts of 1,000,000 and 500,000 shares, respectively. The Company recognized $210,000 in compensation expense. As of December 31, 2013, all of these warrants were outstanding.

On December 1, 2013, the Company issued additional three-year warrants to purchase 400,000 unregistered shares of the Company’s common stock at an exercise price equal to $0.21 per share (the average closing price of the common stock during the 10 trading days prior to December 1, 2013). This was in association with the Secured Promissory Note (See Note 8). These warrants expire December 31, 2016. As of December 31, 2013, all of these warrants were outstanding.

Expenses related to warrants issued in conjunction with settlement of certain disputes for the years ended December 31, 2013 and 2012 were $0 and $262,700, respectively.

A summary of warrants issued, exercised and expired during the year ending December 31, 2013 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2012	6,050,999	$1.12	$—

Issued	1,975,000	.29	—
Expired	(439,999)	(.75)	—
Balance at December 31, 2013	7,586,000	$.92	$45,000
14

The weighted average grant date fair value of warrants issued during the year ended December 31, 2013 amounted to $0.28 per warrant. The fair value of each warrant granted for equity and debt raises was determined using the Black-Scholes warrant pricing model and the following assumptions:

December 31, 2013
Risk free interest rate	.59% to .84%
Expected term	3-5 years
Annualized volatility	85% to 90%
Expected dividends	—

The expected term of warrants granted is based on historical experience with past warrant holders, and represents the period of time that warrants granted are expected to be outstanding.

The warrant shares referred to above are unregistered shares of the Company’s stock and are restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

Common Stock Issued for Services

In the first quarter of 2013, the Company issued 125,000 common shares to a third party for six months consulting services and 200,000 common shares were issued to an employee as part of his compensation package. The expense for the period of $124,750 is included in the general and administrative expenses on the consolidated statement of operations.

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

In the fourth quarter of 2013, the Company raised gross proceeds of $25,000 through private placement of 100,000 unregistered shares of common stock to accredited investors at $.25 per share.

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

In May 2012, the Company purchased 450,000 shares of its common stock from an affiliate at a price of $0.20 per share. Of the $90,000 purchase price, $10,000 was paid at closing and the balance is payable $10,000 per month through January 2013. The payable has a balance of $5,000 and $33,000 at December 31, 2013 and 2012, respectively, and is included in “Payable to related parties” in the accompanying condensed consolidated balance sheets. The shares have been held as treasury stock from the date of closing.

On October 16, 2012, 3,000,000 shares of the Company’s stock were surrendered to Treasury in exchange for $530,000, $100,000 of which is due in six equal monthly installments, beginning on November 16, 2012. The Company only made one of the required payments during 2013 and the payment schedule was renegotiated in the first quarter of 2014. The payable has a balance of $100,000, including accrued interest, as of December 31, 2013 and is included in the “Payable to related parties” in the accompanying consolidated balance sheets. In the event that any amount due remains unpaid, some or all amounts can be converted into shares of the Company’s stock at a price of $.0667 per share. The shares have been held as treasury stock from the date of closing. In accordance with ASC 470-20, “Debt with Conversion and Other Options,” the Company determined that the non-mandatory conversion feature represents a beneficial conversion feature that should be recorded as equity based on intrinsic value. The offset will be recorded as a discount and netted against the payable during the fourth quarter of 2013 (See Note 13).

In October 2013, the Company and its Co-Founder George Konrad entered into an extension agreement whereby the due date of the $95,000 convertible debt owed to him was extended so that $50,000 was to be payable in November 2013 and $50,000 is payable in December 2013, in exchange for an increase in the amount due to $100,000.

Note 9 – Stock Options

Stock option activity for the year ended December 31, 2013, is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Options outstanding at December 31, 2012	2,750,000	$0.78	10.00	$—
Granted	—	—	—	—
Expired/forfeited	—	—	—	—

Options outstanding at December 31, 2013	2,750,000	$0.78	10.00	$—

Total stock-based compensation for the years ended December 31, 2013 and 2012 was $121,237 and $658,381 respectively.

There is no unrecognized stock compensation expense at December 31, 2013.

10. Notes Payable to Related Parties

In the fourth quarter of 2012, in an effort to raise capital, the Company entered into various Secured Promissory Note agreements with accredited investors, who are also existing stockholders of the Company. As of December 31, 2013, $400,000 was raised, of which $325,000 was raised in 2012 and $75,000 in the first quarter 2013. Upon closing, the Company issued to the investors three-year warrants for the purchase of 400,000 shares (in the aggregate) of the Company’s common stock at a price of $.41 per share and a commitment to issue additional warrants on December 1, 2013. On December 1, 2013, the Company issued additional three year warrants for 400,000 shares to the investors at an exercise price equal to $.21 per share (the average price of the common stock during the 10 trading days prior to December 1, 2013).

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

The Company analyzed the terms of the warrants based on the provisions of ASC 480, “Distinguishing Liabilities from Equity,”  and determined that the warrants issued in conjunction with the closing of the notes payable qualified for equity accounting. The warrants that were issued on December 1, 2013 were classified as derivative liabilities until issuance on December 1, 2013. On December 1, 2013 the Company determined that the warrants qualified as equity accounting and as such the Company reclassified the fair value of the derivative liability to equity at December 1, 2013 (see Note 11).

Under guidance in ASC 470, the Company allocated the $400,000 in proceeds proportionately between the Secured Promissory Note and the common stock warrants issued to the note holders based on their relative fair values. The relative fair value of the common stock warrants was $176,000, of which $88,000 ($16,500 in Q1 2013) was recorded as additional paid in capital and $88,000 ($16,500 in Q1 2013) was recorded as a derivative liability. The Secured Promissory Note was recorded at the principal amount of $400,000 less a discount of $176,000. This discount is being amortized to interest expense over the term of the Secured Promissory Note to related parties using the effective interest method. The fair value of the common stock warrants issued in conjunction with the Secured Promissory Notes was determined using the Black-Scholes pricing model. The Company determined the fair value of its common stock warrants to be $0.22 per warrant issued with an exercise price of $0.41 per warrant.

Upon payment in full of the notes, a $25,000 fee will be paid by the Company to its placement agent, Martinez-Ayme Securities, Inc. Subsequently, the agreed upon amount was reduced to $20,000. In the fourth quarter of 2013, Martinez-Ayme Securities transferred the receivable to Richard Davis. As of December 31, 2013, $4,000 has been paid on this liability. The balance of $16,000 is reflected as a note payable to related parties in the accompanying consolidated balance sheets.

On May 19, 2013, the Company entered into a Promissory Note with Edward Gomez, a Company shareholder, for $30,000. The promissory note bears interest at the rate of 10% per annum based on a 365-day year. The entire principal balance, along with the accrued interest is due on May 19, 2014.

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

The following table discloses the fair value of the Company’s derivative liabilities as of December 31, 2013 and 2012. The Company held no asset derivatives at either reporting date.

	Liability Derivatives
	December 31, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Secured Promissory Notes Warrants	Derivative Liabilities	$0	Derivative Liabilities	$68,250
17

The following table summarizes liabilities measured at fair value on a recurring basis for the periods presented:

	December 31, 2013				December 31, 2012
Fair Value Measurements Using:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities	$—	$—	$—	$—	$—	$68,250	$—	$68,250

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

On October 25, 2012, the Company entered into a consulting agreement with Hank Leibowitz, the principal of Waste Heat Solutions, LLC, an expert with 39 years’ experience in the field of advanced energy systems. Pursuant to this consulting agreement, which is terminable by either party on 30 days’ notice, the Company pays Waste Heat Solutions, $5,000 per month through February 2013 and $7,500 per month thereafter. In connection with this consulting agreement, the Company issued to Waste Heat Solutions (i) a fully vested 10-year option to purchase 500,000 shares of common stock at $.56 per share and (ii) a 10-year option, vesting six months from the contract date, i.e., on April 25, 2013, to purchase an additional 500,000 shares at $.56 per share. The fair value of the fully vested option was approximately $182,000 and was recorded as general and administrative expenses in the consolidated statement of operations during 2012. The fair value of the option vesting six months from the contract date was approximately $182,000 of which approximately $61,000 was recorded as research and development expense in the consolidated statement of operations during 2012. Approximately $91,000 was recorded during the first quarter of 2013 and the remaining $30,000 was recognized in the second quarter of 2013. All amounts were recorded in research and development expense in the accompanying consolidated statements of operations.

This consulting agreement contains standard confidentiality provisions, as well as standard non-competition and non-soliciting provisions which survive for two years following termination of the consultancy.

Note 13 – Income Taxes

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

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months. The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2013, 2012, 2011 and 2010.

The Company classifies interest and penalties arising from underpayment of income taxes in the consolidated statements of operations as general and administrative expenses. As of December 31, 2013, the Company had no accrued interest or penalties related to uncertain tax provisions.

Significant components of the Company’s net deferred income taxes are as follows:

	For the Years ended
	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$2,092,216	$1,690,212
Start-up cost	381,070	448,156
Goodwill	871,272	989,819
Amortization of IP	(6,893)	—
Stock based compensation	542,836	686,288
Other	1,653	3,420
Deferred tax assets	3,882,154	3,817,895
Less valuation allowance	(3,882,154)	(3,817,895)
Net deferred tax assets after valuation allowance	$—	$—

A reconciliation of the U.S. statutory federal income tax rate to the effective income tax rate (benefit) follows:

Rate Reconciliation	For the Years ended
	December 31,
	2013	2012

Federal income tax at statutory rate	$(358,686)	$(1,616,870)
State Tax	(58,023)	(261,553)
Permanent Differences	(13,829)	1,248
Forfeiture of fully vested stock compensation	255,438	—
Rate Change from 39.5% to 37.63%	88,950	—
Other	21,891	(5,587)
Change in Valuation Allowance	64,259	1,882,762
	$—	$—

In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more than likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment. After consideration of the evidence, both positive and negative, management has determined that a $3,882,154 valuation allowance at December 31, 2013 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $64,259, as opposed to $1,882,762 on December 31, 2012. At December 31, 2013, the Company has available net operating loss carry forwards for federal income tax purposes of $5,262,149 expiring at various times from 2027 through 2032.

Valuation and Qualifying Accounts

Description	Balance at	Charged to	Write-offs	Other	Balance at
	Beginning	Cost and		Charges	End of
	of Period	Expenses			Period

Deferred tax asset valuation allowance

Year ended December 31, 2013	$3,817,895	$64,259			$3,882,154
Year ended December 31, 2012	$1,935,133	$1,882,762			$3,817,895

Note 13 – Related Party Transactions

See Notes 8 and 10 for discussion of transactions with the Company’s Co-Founders, George Konrad and Fred Barker.

Note 14 – Subsequent Events

In the first quarter of 2014, the Company raised gross proceeds of $240,000 through private placement of 2,400,000 unregistered shares of common stock to accredited investors at $.10 per share.

On February 3, 2014, the Company paid $25,000 to George Konrad pursuant to its October 16, 2012 settlement agreement with Mr. Konrad, as amended. On February 7, 2014, the Company entered into a further amendment to the agreement pursuant to which Mr. Konrad agreed to waive all prior defaults under the agreement, as amended, in exchange for the Company’s agreement to either (i) pay $75,000 to him or (ii) issue 1,125,000 shares of common stock to him, by March 31, 2014, in full satisfaction of the Company’s obligations to him.

