Form 10-Q
period 2014-03-31
POWERVERDE, INC.
filed 2014-05-13
CIK 933972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 9, 2014 the issuer had 30,000,106 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

(A Development Stage Company)
Condensed Consolidated Balance Sheets
March 31, 2014 (Unaudited) and December 31, 2013

	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$37,366	$48,306
Accounts receivable	40,154	49,844
Employee advances	19,292	19,292
Prepaid expenses and other assets	9,929	18,366
Total Current Assets	106,741	135,808

Property and Equipment
Property and equipment, net of accumulated depreciation of $42,616 and $38,616, respectively	65,025	55,434

Other Assets
Intellectual Property, net of accumulated amortization of $439,627 and $384,673, respectively	219,813	274,767
Total Assets	$391,579	$466,009

Liabilities and Stockholders’ Deficiency
Current Liabilities
Accounts payable and accrued expenses	$121,509	$43,575
Payable to related parties	46,965	163,965
Notes payable to related parties	324,726	314,140
Total Liabilities	$493,200	$521,680

Stockholders’ Deficiency
Common stock:
100,000,000 common shares authorized, par value $0.0001 per share, 30,000,106 common shares issued and outstanding at March 31, 2014 and 27,600,106 common shares issued and outstanding at December 31, 2013	3,806	3,567
Additional paid-in capital	11,338,426	11,098,665
Treasury stock, 8,550,000 shares at cost	(491,139)	(491,139)
Deficit accumulated in the development stage	(10,952,714)	(10,666,764)
Total Stockholders’ Deficiency	(101,621)	(55,671)

Total Liabilities and Stockholders’ Deficiency	$391,579	$466,009

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations
For the three months ended March 31, 2014 and 2013, and the
period from March 9, 2007 (Date of Inception) to March 31, 2014
(Unaudited)

	Three months ended March 31,		Cumulative from inception through
	2014	2013	March 31, 2014

Revenue, Net	$40,154	$71,487	$877,965

Cost of Goods Sold	—	—	136,925

Gross Profit	40,154	71,487	741,040

Operating Expenses
Research and development	151,481	236,157	3,940,026
General and administrative	153,435	452,677	4,648,124
Goodwill impairment	—	—	2,637,760
Total Operating Expenses	304,916	688,834	11,225,910

Loss from Operations	(264,762)	(617,347)	(10,484,870)

Other Income (Expenses)
Interest income	—	—	2,401
Interest expense	(21,188)	(19,738)	(526,256)
Other income	—	40,750	56,011
Total Other Income (Expense)	(21,188)	21,012	(467,844)

Loss before Income Taxes	(285,950)	(596,335)	(10,952,714)
Provision for Income Taxes	—	—	—

Net Loss	$(285,950)	$(596,335)	$(10,952,714)

Net Loss per Share - Basic and Diluted	$(0.01)	$(0.02)

Weighted Average Common Shares Outstanding - Basic and Diluted	13,000,046	26,244,550

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity
For the three months ended March 31, 2014
(Unaudited)

	Common Shares	Common Stock	Additional Paid in Capital	Treasury Stock	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity

Balances, December 31, 2013	27,600,106	$3,567	$11,098,665	$(491,139)	$(10,666,764)	$(55,671)

Sale of common stock at $.10 per share	2,400,000	239	239,761			240,000
Net loss for the three months ended March 31, 2014					(285,950)	(285,950)

Balances, March 31, 2014	30,000,106	$3,806	$11,338,426	$(491,139)	$(10,952,714)	$101,621

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2014 and 2013, and the
period from March 9, 2007 (Date of Inception) to March 31, 2014
(Unaudited)

	2014	2013	Cumulative from inception through March 31, 2014
Cash Flows from Operating Activities	(Unaudited)
Net loss	$(285,950)	$(596,335)	$(10,952,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58,954	56,247	482,243
Amortization of discount	10,586	9,005	451,572
Stock based compensation	—	90,927	1,302,767
Common stock issued for services	—	113,292	124,750
Goodwill impairment	—	—	2,637,760
Warrants issued for services	—	210,000	822,150
Warrants issued for settlement	—	—	262,700
Gain on re-measurement of derivative liability	—	(40,750)	(40,000)
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets	18,127	85,130	(50,083)
Employee advances	—	(19,292)	(19,292)
Accounts payable and accrued expenses	77,934	26,991	(109,023)
Payable to related parties	(117,000)	(42,766)	35,812

Cash Used in Operating Activities	(237,349)	(107,551)	(5,051,358)
Cash Flows From Investing Activities
Purchase of property and equipment	(13,591)	—	(107,641)
Cash acquired in business acquisition	—	—	872

Cash Used in Investing Activities	(13,591)	—	(106,769)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	240,000	—	5,590,281
Proceeds from notes payable to related parties	—	75,000	700,000
Payment of line of credit	—	—	(50,000)
Payment of note payable to related parties	—	—	(271,206)
Purchase of treasury stock	—	—	(320,381)
Payment of stock issuance costs	—	—	(453,201)

Cash Provided by Financing Activities	240,000	75,000	5,195,493

Net (Decrease) Increase in Cash and Cash Equivalents	(10,940)	(32,551)	37,366

Cash and Cash Equivalents at Beginning of Period	48,306	45,283	$—

Cash and Cash Equivalents at End of Period	$37,366	$12,732	$37,366

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest			$20,705
Cash paid during the period for income taxes	$—	$—	$24,221

Supplemental Schedule of Non-Cash Financing Activities

Common stock issued for convertible debt	$—	$—	$189,261
Common stock issued for services	$—	$11,458	$124,750
Common stock issued for acquisition of Cornerstone Conservation Group, LLC	$—	$—	$3,096,200
Warrants issued in connection with acquisition of Cornerstone Conservation Group, LLC	$—	$—	$201,000
Purchase of treasury stock with long-term related party payable	$—	$—	$242,758
Warrants issued in connection with debt	$—	$—	$299,984
Issuance of warrants as part of notes payable to related party of which $88,000 ($16,500 in Q1 2013) was classified as additional paid in capital and $88,000 ($16,500 in Q1 2013) was classified as a derivative liability	$—	$33,000	$176,000
Warrants issued in connection with derivative liability	$—	$—	$48,000
Common stock issued in connection with debt forgiveness and services rendered	$—	$—	$250,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2014

Note 1 – Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Annual Report of PowerVerde, Inc. (“PowerVerde,” “we,” “us,” “our,” or the “Company”) as of and for the year ended December 31, 2013. The results of operations for the three months ended March 31, 2014, are not necessarily indicative of the results to be expected for the full year or for future periods. The condensed consolidated financial statements include the accounts of PowerVerde, Inc., formerly known as Vyrex Corporation (the “Company”), and PowerVerde Systems, Inc., formerly known as PowerVerde, Inc., its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable consist of balances due from sales and royalties. The Company monitors accounts receivable and provides allowances when considered necessary. At March 31, 2014, accounts receivable were considered to be fully collectible. Accordingly, no allowance for doubtful accounts was provided.

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

Impairment of Long-Lived Assets

Impairment losses are recorded on long-lived assets (property, equipment and intellectual property) used in operations when impairment indicators are present and the undiscounted expected cash flows estimated to be generated by those assets are less than the carrying value of such assets. No impairment losses have been recognized during the three months ended March 31, 2014 or 2013.

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

Earnings (Loss) Per Share

Earnings (loss) per share is computed in accordance with FASB ASC Topic 260, “Earnings per Share”. Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Certain common stock equivalents were not included in the earnings (loss) per share calculation as their effect would be anti-dilutive. Warrants exercisable for 6,252,667 shares and options for 2,750,000 shares were excluded from weighted average common shares outstanding on a diluted basis.

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

In January 2013, the FASB issued guidance clarifying the scope of disclosure requirements for offsetting assets and liabilities. The amended guidance limits the scope of balance sheet offsetting disclosures to derivatives, repurchase agreements, and securities lending transactions to the extent that they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement. The guidance became effective for us at the beginning of our first quarter of fiscal 2014. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Note 5 – Intellectual Property

Intellectual property consists of technology acquired from the purchase of 100% of the membership interests of Cornerstone Conservation Group LLC (“Cornerstone”).

For each of the three months ended March 31, 2014 and 2013, amortization expense was $54,954 and accumulated amortization of the intangible asset- intellectual property was $439,627 at March 31, 2014.

Future amortization of the intangible asset – intellectual property was as follows as of March 31, 2014:

Year ending December 31:
2014 (after March 31, 2014)	$164,860
2015	54,953
Total	$219,813

Note 6 – Stockholders’ Equity

Warrants

During January through December 2011, the Company issued warrants to purchase 2,000,000 unregistered shares of the Company’s common stock at an exercise price of $0.75 per share in association with stock subscription agreements. These warrants expire on various dates through June 2014. As of March 31, 2014, 666,667 of these warrants were outstanding.

The Company issued warrants on June 3, 2011 to various persons, including affiliates of the Company, for services provided to the Company. These warrants covered the purchase of 1,855,000 unregistered shares of the Company’s stock at an exercise price of $1.05 per share with a five-year term. These share-based payments have been accounted for in accordance with ASC 815-40 using the Black Scholes warrant pricing model to determine the fair value of each warrant. As of March 31, 2014, all of these warrants were outstanding.

On February 3, 2012, The Company issued warrants to purchase 500,000 unregistered shares of the Company’s common stock at an exercise price of $1.00 per share with a five-year term. These share-based payments have been accounted for in accordance with ASC 815-40 using the Black-Scholes warrant pricing model to determine the fair value of each warrant. As of March 31, 2014, all of these warrants were outstanding.

In connection with the acquisition of Cornerstone , on March 30, 2012, the Company issued warrants to purchase 300,000 unregistered shares of common stock at exercise prices ranging from $2.00 to $4.00 per share. These warrants expire at various dates through December 2017. As of March 31, 2014, all of these warrants were outstanding.

During the second quarter of 2012, the Company issued warrants to purchase 335,000 unregistered shares of the Company’s common stock at an exercise price of $3.00 per share in association with stock subscription agreements. These warrants expire on various dates through 2015. As of March 31, 2014, all of these warrants were outstanding.

During the third quarter of 2012, the Company issued warrants to purchase 71,000 unregistered shares of the Company’s common stock at an exercise price of $3.00 per share in association with stock subscription agreements. These warrants expire July 30, 2015. As of March 31, 2014, all of these warrants were outstanding.

During the fourth quarter of 2012, the Company issued warrants to purchase 225,000 unregistered shares of the Company’s common stock at an exercise price of $1.00 per share in association with stock subscription agreements. These warrants expire October 31, 2015. As of March 31, 2014, all of these warrants were outstanding.

In December 2012, the Company issued warrants to purchase 325,000 unregistered shares of the Company’s common stock at an exercise price of $.41 per share in association with the Secured Promissory Note (See Note 8). These warrants expire December 31, 2015. As of March 31, 2014, all of these warrants were outstanding.

During January 2013, the Company issued three-year warrants to purchase 75,000 unregistered shares of the Company’s common stock at an exercise price of $.41 per share in association with the Secured Promissory Note (See Note 8). These warrants expire December 31, 2015. As of March 31, 2014, all of these warrants were outstanding.

During March 2013, the Company issued its Chief Executive Officer and Chief Financial Officer five –year warrants to purchase common stock at an exercise price of $.30 per share (market price on date of grant) in the amounts of 1,000,000 and 500,000 shares, respectively. The Company recognized $210,000 in compensation expense. As of March 31, 2014, all of these warrants were outstanding.

On December 1, 2013, the Company issued additional three-year warrants to purchase 400,000 unregistered shares of the Company’s common stock at an exercise price equal to $0.21 per share (the average closing price of the common stock during the 10 trading days prior to December 1, 2013). This was in association with the Secured Promissory Note (See Note 8). These warrants expire December 31, 2016. As of March 31, 2014, all of these warrants were outstanding.

Expenses related to warrants issued in conjunction with settlement of certain disputes are included in the condensed consolidated statement of operations.

A summary of warrants issued, exercised and expired during the three months ended March 31, 2014 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2013	7,586,000	$.92	$45,000
Issued	—	—	—
Expired	(1,333,333)	(.75)	—
Balance at March 31, 2014	6,252,667	$.96	$45,000

Common Stock Issued for Services

During the first quarter 2013, the Company issued 125,000 common shares to a third party for six months consulting services and 200,000 common shares were issued to an employee as part of his compensation package. Expenses of $113,292 and $11,458, were recognized in the first and second quarter 2013, respectively, and included in the general and administrative expenses on the condensed consolidated statement of operations.

Private Placement of Common Stock

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

Treasury Shares

In May 2012, the Company purchased 450,000 shares of its common stock from an affiliate at a price of $0.20 per share. Of the $90,000 purchase price, $10,000 was paid at closing and the balance is payable $10,000 per month through January 2013. As of March 31, 2014, the Company has paid the debt in full and has no further obligations.

On October 16, 2012, 3,000,000 shares of the Company’s stock were surrendered to Treasury by an affiliate in exchange for $530,000, $100,000 of which is due in six equal monthly installments, beginning on November 16, 2012. The Company only made one of the required payments during 2013 and the payment schedule was renegotiated in the first quarter of 2014. The payable had a balance of $100,000, including accrued interest, as of December 31, 2013 and is included in the “Payable to related parties” in the accompanying consolidated balance sheets. The $100,000 debt was paid in the first quarter of 2014.

Note 7 – Stock Options

Stock option activity for the quarter ended March 31, 2014, is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Options outstanding at December 31, 2013	2,750,000	$0.78	10.00	$—
Granted	—	—	—	—
Expired/forfeited	—	—	—	—

Options outstanding at March 31, 2014	2,750,000	$0.78	10.00	$—

Total stock option compensation for the three months ended March 31, 2014 and 2013 was $0 and $90,928, respectively. There is no unrecognized compensation expense associated with the options.

Note 8 - Notes Payable to Related Parties

In the fourth quarter of 2012, in an effort to raise capital, the Company entered into various Secured Promissory Note agreements with accredited investors, who are also existing stockholders of the Company. As of December 31, 2013, $400,000 was raised, of which $325,000 was raised in 2012 and $75,000 in the first quarter 2013. Upon closing, the Company issued to the investors three-year warrants for the purchase of 400,000 shares (in the aggregate) of the Company’s common stock at a price of $.41 per share and a commitment to issue additional warrants on December 1, 2013. On December 1, 2013, the Company issued additional three-year warrants for 400,000 shares to the investors at an exercise price equal to $.21 per share (the average price of the common stock during the 10 trading days prior to December 1, 2013).

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

The Company analyzed the terms of the warrants based on the provisions of ASC 480, “Distinguishing Liabilities from Equity,” and determined that the warrants issued in conjunction with the closing of the notes payable qualified for equity accounting. The warrants that were issued on December 1, 2013 were classified as derivative liabilities until issuance on December 1, 2013. On December 1, 2013 the Company determined that the warrants qualified as equity accounting and as such the Company reclassified the fair value of the derivative liability to equity at December 1, 2013.

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

Upon payment in full of the notes, a $25,000 fee was to be paid by the Company to its placement agent, Martinez-Ayme Securities, Inc. Subsequently, the agreed upon amount was reduced to $20,000. In the fourth quarter of 2013, Martinez-Ayme Securities transferred the receivable to Richard Davis. As of March 31, 2014, $16,000 has been paid on this liability. The balance of $4,000 is reflected as a note payable to related parties in the condensed consolidated balance sheets.

On May 19, 2013, the Company entered into a Promissory Note with Edward Gomez, a Company shareholder, for $30,000. The promissory note bears interest at the rate of 10% per annum based on a 365-day year. The entire principal balance, along with the accrued interest is due on May 19, 2014.

 Note 9 - Commitments and Contingencies

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

This consulting agreement contains standard confidentiality provisions, as well as standard non-competition and non-soliciting provisions which survive for two years following termination of the consultancy

On May 19, 2013, the Company entered into a Promissory Note with Edward Gomez for $30,000. The promissory note bears interest at the rate of 10% per annum based on a 365-day year. The entire principal balance, along with the accrued interest shall be paid by May 19, 2014.

Note 10 - Related Party Transactions

See Note 6 for discussion of transactions with the Company’s Co-Founders, George Konrad and Fred Barker and, Note 8 for discussion of a transaction with the Company’s CEO Richard Davis.

Note 11.  Subsequent Events

In May 2014, the Company settled a lawsuit brought by a former employee for back pay, reimbursement of expenses and other unspecified damages.  The case was settled in May 2014 pursuant to the Company’s agreement to pay the employee $30,088, with $5,088 due upon execution of the settlement agreement plus an additional $25,000 payable in installments of $12,500 each in June and July 2014, respectively.  In the event that the Company defaults on its settlement obligations, the employee will receive a consent judgment for $60,000 less any payments previously made.

On May 5, 2014, the maturity date of the $30,000 note payable to a Company shareholder was extended for one year to May 19, 2015.   Interest on the note through May 19, 2014, was paid at the time of the extension.  See Note 8.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Readers are cautioned that the statements in this Report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are based on the beliefs of our management, as well as on assumptions made by and information currently available to us as of the date of this Report. When used in this Report, the words “plan,” “will,” “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project” and similar expressions are intended to identify such forward-looking statements. Although we believe these statements are reasonable, actual actions, operations and results could differ materially from those indicated by such forward-looking statements as a result of the risk factors included in our 2013 Annual Report, or other factors. We must caution, however, that this list of factors may not be exhaustive and that these or other factors, many of which are outside of our control, could have a material adverse effect on us and our ability to achieve our objectives. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our condensed consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2010, 2011, and 2012, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2014.

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

We report our derivative liabilities at fair value on the accompanying condensed consolidated balance sheets as of March 31, 2014.

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

Results of Operations

Three Months Ended March 31, 2014 as Compared to Three Months Ended March 31, 2013

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. We had no revenues from sales in the first quarter of 2014 and 2013 — but we recorded $40,154 and $71,487 in Biotech IP licensing fees, respectively. Our research and development expenses decreased by $84,676 (35.9%) in the first quarter of 2014 as compared to 2013. This decrease is because we are in the process of testing and are not currently building any new generator systems. Our general and administrative expenses decreased by $299,242 (66.1%) in the first quarter of 2014 as compared to 2013, due mainly to decreased expenses in 2014 for employee/consultant compensation, including the value of stock-based compensation vested and issued. Our net loss was $285,950 in the first quarter of 2014, a 52.1% decrease from the net loss of $596,335 in the first quarter of 2013. Substantial net losses will continue until we are able to successfully commercialize and market our products, as to which there can be no assurance.

Liquidity and Capital Resources

We have financed our operations since inception through the sale of debt and equity securities. As of March 31, 2014, we had a working capital deficit of $386,459 compared to a working capital deficit of $385,872 at December 31, 2013.

In the first quarter of 2014, the Company raised gross proceeds of $240,000 through private placement of 2,400,000 unregistered shares of common stock to accredited investors at $.10 per share. See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements.

We expect 2014 Biotech IP revenues to approximate the 2013 levels; however, there can be no assurance that this revenue level will be achieved.

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

Our chief executive officer and chief financial officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992). Based on this evaluation, our management concluded that, as of March 31, 2014, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in internal control over financial reporting during the first quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as set forth above regarding the material weaknesses discovered which continued in the first quarter.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

On November 2, 2012, Keith Johnson, our former Chief Technical Officer, filed suit against our operating subsidiary PowerVerde Systems, Inc., in Maricopa County, Arizona, Superior Court. The suit includes claims for breach of his employment agreement, for back pay and related claims. Mr. Johnson, whose salary was $12,500 per month, seeks back pay of $37,500, reimbursement of expenses totaling approximately $5,012 and other unspecified damages. We believe that Mr. Johnson voluntarily terminated his employment in accordance with the agreement and that he has been paid in full. In an abundance of caution, we also gave Mr. Johnson 30 days’ notice of termination without cause pursuant to the employment agreement, with this notice to be effective only if the Court determines that his employment was not previously terminated by him. Mr. Johnson ceased working for the Company in early September 2012. Based on the foregoing, we believed that we had substantial defenses to Mr. Johnson’s claims, which we denied in our answer.

In May 2014, the case was settled pursuant to our agreement to pay Mr. Johnson $30,088, with $5,088 due upon execution of the settlement agreement plus an additional $25,000 payable in installments of $12,500 each in 30 days and 60 days, respectively.  In the event that we default on our settlement obligations, Mr. Johnson will receive a consent judgment for $60,000 less any payments previously made.

Item 1A. Risk Factors.

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the 2013 Annual Report. Please refer to that section for disclosure regarding the risks and uncertainties related to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

All of our sales of unregistered securities since inception have been made pursuant to private offerings to accredited investors. Our sales of unregistered securities in the three months ended March 31, 2014 were made pursuant to an exemption from registration requirements under Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. Net proceeds were used for working capital.

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

POWERVERDE, INC.

Dated: May 13, 2014	By:	/s/ Richard H. Davis
Richard H. Davis
Chief Executive Officer

Dated: May 13, 2014	By:	/s/ John L. Hofmann
John L. Hofmann
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE