Form 10-Q
period 2014-06-30
POWERVERDE, INC.
filed 2014-08-12
CIK 933972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2014

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
☐  Yes  ☒  No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 12, 2014 the issuer had 30,750,106 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PowerVerde, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheets
June 30, 2014 (Unaudited) and December 31, 2013

	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$8,403	$48,306
Accounts receivable	125,975	49,844
Employee advances	19,292	19,292
Prepaid expenses	11,725	18,366
Total Current Assets	165,395	135,808

Property and Equipment
Property and equipment, net of accumulated depreciation of $46,392 and $38,616, respectively	61,249	55,434

Other Assets
Intellectual Property, net of accumulated amortization of $494,580 and $384,673, respectively	164,860	274,767
Total Assets	$391,504	$466,009

Liabilities and Stockholders’ Deficiency
Current Liabilities
Accounts payable and accrued expenses	$126,336	$43,575
Payable to related parties	71,965	163,965
Notes payable to related parties	356,719	314,140
Total Liabilities	555,020	521,680

Stockholders’ Deficiency
Common stock:
100,000,000 common shares authorized, par value $0.0001 per share, 30,750,106 common shares issued and outstanding at June 30, 2014 and 27,600,106 common shares issued and outstanding at December 31, 2013	3,882	3,567
Additional paid-in capital	11,405,850	11,098,665
Treasury stock, 8,550,000 shares at cost	(491,139)	(491,139)
Deficit accumulated in the development stage	(11,082,109)	(10,666,764)
Total Stockholders’ Deficiency	(163,516)	(55,671)

Total Liabilities and Stockholders’ Deficiency	$391,504	$466,009

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations
For the three and six months ended June 30, 2014 and 2013, and the period from March 9, 2007 (Date of Inception) to June 30, 2014
(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Cumulative from inception through
	2014	2013	2014	2013	June 30, 2014

Revenue, Net	$125,975	$109,416	$166,129	$180,903	$1,003,940

Cost of Goods Sold	—	—	—	—	136,925

Gross Profit	125,975	109,416	166,129	180,903	867,015

Operating Expenses
Research and development	111,115	77,405	262,596	313,562	4,051,141
General and administrative	101,887	189,827	255,322	642,504	4,750,011
Goodwill impairment	—	—	—	—	2,637,760
Total Operating Expenses	213,002	267,232	517,918	956,066	11,438,912

Loss from Operations	(87,027)	(157,816)	(351,789)	(775,163)	(10,571,897)

Other Income (Expenses)
Interest income	—	—	—	—	2,401
Interest expense	(42,368)	(22,021)	(63,556)	(41,759)	(568,624)
Other income (expenses)	—	4,000	—	44,750	56,011
Total Other Income (Expense)	(42,368)	(18,021)	(63,556)	2,991	(510,212)

Loss before Income Taxes	(129,395)	(175,837)	(415,345)	(772,172)	(11,082,109)
Provision for Income Taxes	—	—	—	—	—

Net Loss	$(129,395)	$(175,837)	$(415,345)	$(772,172)	$(11,082,109)

Net Loss per Share - Basic and Diluted	$(0.004)	$(0.01)	$(0.01)	$(0.03)

Weighted Average Common Shares Outstanding - Basic and Diluted	30,197,908	26,416,590	29,778,007	26,220,721

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Deficiency
For the six months ended June 30, 2014
(Unaudited)

	Common Shares	Common Stock	Additional Paid in Capital	Treasury Stock	Deficit Accumulated during the Development Stage	Total Stockholders’ Deficiency

Balances, December 31, 2013	27,600,106	$3,567	$11,098,665	$(491,139)	$(10,666,764)	$(55,671)

Sale of common stock at $0.10 per share, net of stock issuance costs of $7,500	3,150,000	315	307,185			307,500

Common stock issued for services

Stock-based compensation

Warrants issued for services

Warrants issued in connection with Notes payable to related party

Common stock issued on conversion of debt

Cashless exercise of options
Net loss for the six months ended June 30, 2014					(415,345)	(415,345)

Balances, June 30, 2014	30,750,106	$3,882	$11,405,850	$(491,139)	$(11,082,109)	$(163,516)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2014 and 2013, and the
period from March 9, 2007 (Date of Inception) to June 30, 2014
(Unaudited)

	2014	2013	Cumulative from inception through June 30, 2014
Cash Flows from Operating Activities
Net loss	$(415,345)	$(772,172)	$(11,082,109)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	117,683	113,424	540,972
Amortization of discount	42,579	21,061	483,565
Stock based compensation	—	121,237	1,302,767
Common stock issued for services	—	124,750	124,750
Goodwill impairment	—	—	2,637,760
Warrants issued for services	—	210,000	822,150
Warrants issued for settlement	—	—	262,700
Gain on re-measurement of derivative liability	—	(44,750)	(40,000)
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	(69,490)	12,892	(137,700)
Employee advances	—	(19,292)	(19,292)
Accounts payable and accrued expenses	82,761	148,598	(104,196)
Payable to related parties	92,000	1,734	60,812

Cash Used in Operating Activities	(333,812)	(82,518)	(5,147,821)

Cash Flows From Investing Activities
Purchase of property and equipment	(13,591)	(55,904)	(107,641)
Cash acquired in business acquisition	—	—	872

Cash Used in Investing Activities	(13,591)	(55,904)	(106,769)

Cash Flows from Financing Activities

Proceeds from issuance of common stock	315,000	125,000	5,665,281
Proceeds from notes payable to related parties	—	75,000	700,000
Payment of line of credit	—	—	(50,000)
Payment of note payable to related parties	—	—	(271,206)
Purchase of treasury stock	—	—	(320,381)
Payment of stock issuance costs	(7,500)	—	(460,701)

Cash Provided by Financing Activities	307,500	200,000	5,262,993

Net Increase (decrease) in Cash and Cash Equivalents	(39,903)	61,578	8,403

Cash and Cash Equivalents at Beginning of Period	48,306	45,283	$—

Cash and Cash Equivalents at End of Period	$8,403	$106,861	$8,403

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$—	$20,705	$20,705
Cash paid during the period for income taxes	$—	$—	$24,221

Supplemental Schedule of Non-Cash Financing Activities

Common stock issued for convertible debt	$—	$—	$189,261
Common stock issued for services	$—	$11,458	$124,750
Common stock issued for acquisition of Cornerstone Conservation Group, LLC	$—	$—	$3,096,200
Warrants issued in connection with acquisition of Cornerstone Conservation Group, LLC	$—	$—	$201,000
Purchase of treasury stock with long-term related party payable	$—	$—	$242,758
Warrants issued in connection with debt	$—	$—	$299,984
Issuance of warrants as part of notes payable to related party of which $88,000 ($16,500 in Q1 2013) was classified as additional paid in capital and $88,000 ($16,500 in Q1 2013) was classified as a derivative liability	$—	$33,000	$176,000

Warrants issued in connection with derivative liability	$—	$—	$48,000
Common stock issued in connection with debt forgiveness and services rendered	$—	$—	$250,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2014

Note 1 – Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Annual Report of PowerVerde, Inc. (“PowerVerde,” “we,” “us,” “our,” or the “Company”) as of and for the year ended December 31, 2013. The results of operations for the three and six months ended June 30, 2014, are not necessarily indicative of the results to be expected for the full year or for future periods. The condensed consolidated financial statements include the accounts of PowerVerde, Inc., formerly known as Vyrex Corporation (the “Company"), and PowerVerde Systems, Inc., formerly known as PowerVerde, Inc., its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable consist of balances due from sales and royalties. The Company monitors accounts receivable and provides allowances when considered necessary. At June 30, 2014, accounts receivable were considered to be fully collectible. Accordingly, no allowance for doubtful accounts was provided.

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

Impairment of Long-Lived Assets

Impairment losses are recorded on long-lived assets (property, equipment and intellectual property) used in operations when impairment indicators are present and the undiscounted expected cash flows estimated to be generated by those assets are less than the carrying value of such assets. No impairment losses have been recognized during the six months ended June 30, 2014 or 2013.

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

Earnings (Loss) Per Share

Earnings (loss) per share is computed in accordance with FASB ASC Topic 260, “Earnings per Share”. Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Certain common stock equivalents were not included in the earnings (loss) per share calculation as their effect would be anti-dilutive. Warrants exercisable for 5,586,000 shares and options for 2,750,000 shares were excluded from weighted average common shares outstanding on a diluted basis.

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

Note 4 – Recent Accounting Pronouncements

In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carry forward exists. This guidance requires the unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset. When a deferred tax asset is not available, or the asset is not intended to be used for this purpose, an entity should present the unrecognized tax benefit in the financial statements as a liability. The guidance became effective for us at the beginning of our second quarter of fiscal 2014. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

On June 10, 2014, the FASB issued Accounting Standards Update No. 2014-10 (ASU 2014-10), which eliminates development stage reporting requirements under ASC 915, as well as amends provisions of existing variable interest entity guidance under ASC 810. Additionally, the ASU indicates that the lack of commencement of principal operations represents a risk and uncertainty and, accordingly, is subject to the disclosure requirements of ASC 275.  As a result of the changes, existing development stage entity presentation and disclosure requirements are eliminated.  Nonpublic entities are no longer required to apply the presentation and disclosure provisions of ASC 915 during annual periods beginning after December 15, 2014, and the revisions to the consolidation standards are effective for annual periods beginning after December 15, 2016. Early adoption is permitted.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

Note 5 – Intellectual Property

Intellectual property consists of technology acquired from the purchase of 100% of the membership interests of Cornerstone Conservation Group LLC (“Cornerstone”).

For each of the six months ended June 30, 2014 and 2013, amortization expense was $109,907 and accumulated amortization of the intangible asset- intellectual property was $494,580 at June 30, 2014.

Future amortization of the intangible asset – intellectual property was as follows as of June 30, 2014:

Year ending December 31:
2014 (after June 30, 2014)	$109,907
2015	54,953
Total	$164,860

Note 6 – Stockholders’ Equity

Warrants

The Company issued warrants on June 3, 2011 to various persons, including affiliates of the Company, for services provided to the Company. These warrants covered the purchase of 1,855,000 unregistered shares of the Company’s stock at an exercise price of $1.05 per share with a five-year term. These share-based payments have been accounted for in accordance with ASC 815-40 using the Black Scholes pricing model to determine the fair value of each warrant. As of June 30, 2014, all of these warrants were outstanding.

On February 3, 2012, The Company issued warrants to purchase 500,000 unregistered shares of the Company’s common stock at an exercise price of $1.00 per share with a five-year term for settlement of certain disputed amounts. These share-based payments have been accounted for in accordance with ASC 815-40 using the Black-Scholes pricing model to determine the fair value of each warrant. As of June 30, 2014, all of these warrants were outstanding.

In connection with the acquisition of Cornerstone (See Note 5), on March 30, 2012, the Company issued warrants to purchase 300,000 unregistered shares of common stock at exercise prices ranging from $2.00 to $4.00 per share. These warrants expire at various dates through December 2017. As of June 30, 2014, all of these warrants were outstanding.

During the second quarter of 2012, the Company issued warrants to purchase 335,000 unregistered shares of the Company’s common stock at an exercise price of $3.00 per share in association with stock subscription agreements. These warrants expire on various dates through 2015. As of June 30, 2014, all of these warrants were outstanding.

During the third quarter of 2012, the Company issued warrants to purchase 71,000 unregistered shares of the Company’s common stock at an exercise price of $3.00 per share in association with stock subscription agreements. These warrants expire July 30, 2015. As of June 30, 2014, all of these warrants were outstanding.

During the fourth quarter of 2012, the Company issued warrants to purchase 225,000 unregistered shares of the Company’s common stock at an exercise price of $1.00 per share in association with stock subscription agreements. These warrants expire October 31, 2015. As of June 30, 2014, all of these warrants were outstanding.

In December 2012, the Company issued warrants to purchase 325,000 unregistered shares of the Company’s common stock at an exercise price of $.41 per share in association with the Secured Promissory Note (See Note 8). These warrants expire December 31, 2015. As of June 30, 2014, all of these warrants were outstanding.

During January 2013, the Company issued three-year warrants to purchase 75,000 unregistered shares of the Company’s common stock at an exercise price of $.41 per share in association with the Secured Promissory Note (See Note 8). These warrants expire December 31, 2015. As of June 30, 2014, all of these warrants were outstanding.

During March 2013, the Company issued its Chief Executive Officer and Chief Financial Officer five –year warrants to purchase common stock at an exercise price of $.30 per share (market price on date of grant) in the amounts of 1,000,000 and 500,000 shares, respectively. The Company recognized $210,000 in compensation expense. As of June 30, 2014, all of these warrants were outstanding.

On December 1, 2013, the Company issued additional three-year warrants to purchase 400,000 unregistered shares of the Company’s common stock at an exercise price equal to $0.21 per share (the average closing price of the common stock during the 10 trading days prior to December 1, 2013). This was in association with the Secured Promissory Note (See Note 8). These warrants expire December 31, 2016. As of June 30, 2014, all of these warrants were outstanding.

Expenses related to warrants issued in conjunction with settlement of certain disputes are included in the condensed consolidated statement of operations.

A summary of warrants issued, exercised and expired during the six months ended June 30, 2014 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2013	7,586,000	$.92	$45,000
Issued	—	—	—
Expired	(2,000,000)	(.75)	—
Balance at June 30, 2014	5,586,000	$.99	$45,000

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

In the second quarter of 2014, the Company raised gross proceeds of $75,000 through private placement of 750,000 unregistered shares of common stock to accredited investors at $.10 per share.

Treasury Shares

In May 2012, the Company purchased 450,000 shares of its common stock from its Co-Founder and Director Fred Barker at a price of $0.20 per share. Of the $90,000 purchase price, $10,000 was paid at closing and the balance is payable $10,000 per month through January 2013. As of June 30, 2014, the Company has paid the debt in full and has no further obligations.

On October 16, 2012, 3,000,000 shares of the Company’s stock were surrendered to Treasury by Company Co-Founder and former President and Director George Konrad, in exchange for $530,000, $100,000 of which is due in six equal monthly installments, beginning on November 16, 2012. The Company only made one of the required payments during 2013 and the payment schedule was renegotiated in the first quarter of 2014. The payable had a balance of $100,000, including accrued interest, as of December 31, 2013 and is included in the “Payable to related parties” in the accompanying consolidated condensed balance sheets. The $100,000 debt was paid in the first quarter of 2014.

Note 7 – Stock Options

Stock option activity for the six months ended June 30, 2014, is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2013	2,750,000	$0.78	7.00
Granted	—	—	—
Expired/forfeited	—	—	—
Options outstanding at June 30, 2014	2,750,000	$0.78	6.00

Total stock option compensation for the six months ended June 30, 2014 was $0 and $121,237 for the same period in 2013. There is no unrecognized compensation expense associated with the options.

Note 8 - Notes Payable to Related Parties

In the fourth quarter of 2012, in an effort to raise capital, the Company entered into various Secured Promissory Note agreements with accredited investors, who are also existing stockholders of the Company. As of December 31, 2013, $400,000 was raised, of which $325,000 was raised in 2012 and $75,000 in the first quarter of 2013. Upon closing, the Company issued to the investors three-year warrants for the purchase of 400,000 shares (in the aggregate) of the Company’s common stock at a price of $.41 per share and a commitment to issue additional warrants on December 1, 2013. On December 1, 2013, the Company issued additional three-year warrants for 400,000 shares to the investors at an exercise price equal to $.21 per share (the average price of the common stock during the 10 trading days prior to December 1, 2013).

The promissory notes bear interest at the rate of 10% per annum based on a 365-day year. Accrued interest will be paid semi-annually on June 30, 2013, December 31, 2013, June 30, 2014, and December 31, 2014. The entire principal balance of the Note, together with all unpaid interest accrued thereon, shall be due and payable on December 31, 2014. In the event the Company defaults on interest and/or principal payments, the Company will use all accounts receivable obtained now or hereafter existing, pursuant to the License Agreement from VDF FutureCeuticals Inc. (the “Licensee”), as collateral. Accrued interest of $19,836 through June 30, 2014 was paid to the investors in the second quarter of 2014.

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

Upon payment in full of the notes, a $25,000 fee was to be paid by the Company to its placement agent, Martinez-Ayme Securities, Inc. Subsequently, the agreed upon amount was reduced to $20,000. In the fourth quarter of 2013, Martinez-Ayme Securities transferred the receivable to Richard Davis. As of June 30, 2014, $16,000 has been paid on this liability. The balance of $4,000 is reflected as a note payable to related parties in the condensed consolidated balance sheets.

On May 19, 2013, the Company entered into a Promissory Note with Edward Gomez, a Company shareholder, for $30,000. The promissory note bears interest at the rate of 10% per annum based on a 365-day year. The entire principal balance, along with the accrued interest was due on May 19, 2014.

On May 5, 2014, the Company entered into a Note Extension Agreement with Mr. Gomez to extend the maturity date of the principal balance to May 19, 2015 and paid the accrued interest of $3,000 through May 19, 2014.

Note 9 - Commitments and Contingencies

On September 29, 2011, the Company entered into a license agreement (the “License Agreement”) with Newton Investments BV. Pursuant to the License Agreement, Newton will, for a period of 10 years, hold the exclusive manufacturing and distribution rights for the Systems in the 27 countries which are currently members of the European Union, subject to Newton’s achieving minimum sales of at least 100 Systems per year beginning in the second year of the License Agreement, payment of a royalty equal to 20% of the gross sales price of each System sold, and other terms and conditions set forth in the License Agreement. Due to ongoing technical problems with the Company’s Systems, the Company deferred commencement of the minimum sales requirement until the problems are resolved. On July 30, 2014, Newton terminated the License Agreement.

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

On November 2, 2012, Keith Johnson, the Company’s former Chief Technical Officer, filed suit against the Company’s operating subsidiary PowerVerde Systems, Inc., in Maricopa County, Arizona, Superior Court. The suit included claims for breach of his employment agreement, for back pay and related claims. Mr. Johnson, whose salary was $12,500 per month, sought back pay of $37,500, reimbursement of expenses totaling approximately $5,012 and other unspecified damages. The Company believes that Mr. Johnson voluntarily terminated his employment in accordance with the agreement and that he has been paid in full. In an abundance of caution, the Company also gave Mr. Johnson 30 days’ notice of termination without cause pursuant to the employment agreement, with this notice to be effective only if the Court determines that his employment was not previously terminated by him. Mr. Johnson ceased working for the Company in early September 2012. Based on the foregoing, the Company believed that it had substantial defenses to Mr. Johnson’s claims, which were denied in the Company’s answer.

In May 2014, the case was settled pursuant to the Company’s agreement to pay Mr. Johnson $30,088, with $5,088 due upon execution of the settlement agreement plus an additional $25,000 payable in installments of $12,500 each in July and August 2014. The installments due in July and August are included in the Payable to Related Parties on the condensed consolidated financial statements.  As of the date of this filing, all of the settlement payments have been made, and this case is concluded.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our condensed consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2010, 2011, 2012 and 2013, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2014.

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

Derivative instruments—Fair value of financial assets and liabilities

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

We report our derivative liabilities at fair value on the accompanying condensed consolidated balance sheets as of June 30, 2014.

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

Following the cessation of material Biotech Business operations in October 2005, the Company turned its primary focus to seeking an appropriate merger partner for its public shell. This resulted in the February 2008 merger with Vyrex (the “Merger”). In March 2009, we assigned our Biotech IP to an investor in exchange for his agreement to pay all future expenses relating to the Biotech IP and to pay us 20% of any net proceeds received from new contracts for sale and/or licensing of the Biotech IP. We do not expect this arrangement to generate material revenues.

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

Results of Operations

Three Months Ended June 30, 2014 as Compared to Three Months Ended June 30, 2013

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. We had no revenues from sales in the second quarter of 2014 and 2013 – but we recorded $125,975 and $109,416 in Biotech IP licensing fees (based on pre-merger contracts), respectively. In both years, we had substantial expenses due to our ongoing research and development activities and efforts to commercialize our systems, as well as substantial administrative expenses associated with our status as a public company. Our research and development expenses increased by $33,710 (43.6%) in the second quarter of 2014 as compared to 2013. This increase is mainly due to the settlement of our litigation with Keith Johnson, as discussed in Note 9. Our general and administrative expenses decreased by $87,939 (46.3%) in the second quarter of 2014 as compared to 2013, due mainly to a decrease in legal and accounting fees. Our net loss was $129,395 in the second quarter of 2014, a 26.4% decrease from the net loss of $175,837 in the second quarter of 2013. Substantial net losses will continue until we are able to successfully commercialize and market our systems, as to which there can be no assurance.

Six Months Ended June 30, 2014, as Compared to Six Months Ended June 30, 2013

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. We had no material revenues in the first six months of 2014 and 2013. In the first six months of 2014 and 2013, our revenues of $166,129 and $180,903, respectively, came solely from Biotech IP licensing fees. In both years, we had substantial expenses due to our ongoing research and development activities and efforts to commercialize our systems, as well as substantial administrative expenses associated with our status as a public company. Our research and development expenses decreased by $50,966 (16.3%) in the first six months of 2014 as compared to 2013, and our general and administrative expenses decreased by $387,181 (60.3%) in the same period. The decrease in general and administrative expenses was due to decreased expenses in 2014 for employee/consultant compensation, including the value of stock-based compensation vested and issued. Our net loss was $415,345 in the first six months of 2014, a 46.2% decrease from the net loss of $772,172 in the first six months of 2013. The decrease in our net loss in the first six months of 2014 was due to our vigorous cost control efforts and because we are in the process of testing and are not currently designing new generator systems. Substantial net losses will continue until we are able to successfully commercialize and market our systems, as to which there can be no assurance.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of debt and equity securities. As of June 30, 2014, we had a working capital deficit of $389,626 compared to a working capital deficit of $385,872 at December 31, 2013.

In the first quarter of 2014, we raised gross proceeds of $240,000 through private placement of 2,400,000 unregistered shares of common stock to accredited investors at $.10 per share.

In the second quarter of 2014, we raised gross proceeds of $75,000 through private placement of 750,000 unregistered shares of common stock to accredited investors at $.10 per share.

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992). Based on this evaluation, our management concluded that, as of June 30, 2014, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in internal control over financial reporting during the second quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

On November 2, 2012, Keith Johnson, our former Chief Technical Officer, filed suit against our operating subsidiary PowerVerde Systems, Inc., in Maricopa County, Arizona, Superior Court. The suit included claims for breach of his employment agreement, for back pay and related claims. Mr. Johnson, whose salary was $12,500 per month, sought back pay of $37,500, reimbursement of expenses totaling approximately $5,012 and other unspecified damages. We believe that Mr. Johnson voluntarily terminated his employment in accordance with the agreement and that he has been paid in full. In an abundance of caution, we also gave Mr. Johnson 30 days’ notice of termination without cause pursuant to the employment agreement, with this notice to be effective only if the Court determines that his employment was not previously terminated by him. Mr. Johnson ceased working for the Company in early September 2012. Based on the foregoing, we believed that we had substantial defenses to Mr. Johnson’s claims, which we denied in our answer.

In May 2014, the case was settled pursuant to our agreement to pay Mr. Johnson $30,088, with $5,088 due upon execution of the settlement agreement plus an additional $25,000 payable in installments of $12,500 each in July and August 2014. All of the settlement payments have been made, and the case is concluded.

Item 1A. Risk Factors.

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the 2013 Annual Report. Please refer to that section for disclosure regarding the risks and uncertainties related to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

All of our sales of unregistered securities since inception have been made pursuant to private offerings to accredited investors. Our sales of unregistered securities in the six months ended June30, 2014 were made pursuant to an exemption from registration requirements under Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. We paid a placement agent fee of 10% of the gross price of the offering to Martinez-Ayme Securities. Net proceeds were used for working capital.

In the first quarter of 2014, we raised gross proceeds of $240,000 through private placement of 2,400,000 unregistered shares of common stock to accredited investors at $.10 per share.

In the second quarter of 2014, the Company raised gross proceeds of $75,000 through private placement of 750,000 unregistered shares of common stock to accredited investors at $.10 per share.

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

POWERVERDE, INC.

Dated: August 12, 2014	By:	/s/ Richard H. Davis
Richard H. Davis
Chief Executive Officer

Dated: August 12, 2014	By:	/s/ John L. Hofmann
John L. Hofmann
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE