Form 10-Q
period 2014-09-30
POWERVERDE, INC.
filed 2014-11-07
CIK 933972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2014

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
☐  Yes  ☒  No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 7, 2014 the issuer had 31,750,106 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PowerVerde, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheets
September 30, 2014 (Unaudited) and December 31, 2013

	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$58,749	$48,306
Accounts receivable	73,398	49,844
Employee advances	18,292	19,292
Prepaid expenses	37,228	18,366
Total Current Assets	187,667	135,808

Property and Equipment
Property and equipment, net of accumulated depreciation of $49,792 and $38,616, respectively	57,849	55,434

Other Assets
Intellectual Property, net of accumulated amortization of $549,533 and $384,673	109,906	274,767
Total Assets	$355,422	$466,009

Liabilities and Stockholders’ Deficiency
Current Liabilities
Accounts payable and accrued expenses	$140,230	$43,575
Payable to related parties	43,400	163,965
Notes payable to related parties	378,361	314,140
Total Liabilities	561,991	521,680

Stockholders’ Deficiency
Common stock:
100,000,000 common shares authorized, par value $0.0001 per share, 31,750,106 common shares issued and outstanding at September 30, 2014 and 27,600,106 common shares issued and outstanding at December 31, 2013	3,981	3,567
Additional paid-in capital	11,505,751	11,098,665
Treasury stock, 8,550,000 shares at cost on September 30, 2014 and December 31, 2013	(491,139)	(491,139)
Deficit accumulated in the development stage	(11,225,162)	(10,666,764)
Total Stockholders’ Deficiency	(206,569)	(55,671)

Total Liabilities and Stockholders’ Deficiency	$355,422	$466,009

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations
For the three and nine months ended September 30, 2014 and 2013, and the period from March 9, 2007 (Date of Inception) to September 30, 2014
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Cumulative from inception through September 30, 2014
	2014	2013	2014	2013

Revenue, Net	$73,398	$128,614	$239,527	$309,517	$1,077,338

Cost of Goods Sold	—	—	—	—	136,925

Gross Profit	73,398	128,614	239,527	309,517	940,413

Operating Expenses
Research and development	45,778	67,502	308,374	381,064	4,096,919
General and administrative	137,848	107,413	393,170	749,917	4,887,859
Goodwill impairment	—	—	—	—	2,637,760
Total Operating Expenses	183,626	174,915	701,544	1,130,981	11,622,538

Loss from Operations	(110,228)	(46,301)	(462,017)	(821,464)	(10,682,125)

Other Income (Expenses)
Interest income	—	—	—	—	2,401
Interest expense	(32,825)	(33,671)	(96,381)	(75,431)	(601,449)
Other income (expenses)	—	(40,000)	—	4,750	56,011
Total Other Income (Expense)	(32,825)	(73,671)	(96,381)	(70,681)	(543,037)

Loss before Income Taxes	(143,053)	(119,972)	(558,398)	(892,145)	(11,225,162)
Provision for Income Taxes	—	—	—	—	—

Net Loss	$(143,053)	$(119,972)	$(558,398)	$(892,145)	$(11,225,162)

Net Loss per Share - Basic and Diluted	$—	$—	$(0.01)	$(0.03)

Weighted Average Common Shares Outstanding - Basic and Diluted	31,674,454	27,425,524	30,417,102	26,626,735

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Deficiency
For the nine months ended September 30, 2014
(Unaudited)

	Common Shares	Common Stock	Additional Paid in Capital	Treasury Stock	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity

Balances, December 31, 2013	27,600,106	$3,567	$11,098,665	$(491,139)	$(10,666,764)	$(55,671)

Sale of common stock at $.10 per share, net of stock issuance costs of $7,500	4,150,000	414	407,086			407,500
Net loss for the nine months ended September 30, 2014					(558,398)	(558,398)

Balances, September 30, 2014	31,750,106	$3,981	$11,505,751	$(491,139)	$(11,225,162)	$(206,569)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2014 and 2013, and the period from March 9, 2007 (Date of Inception) to September 30, 2014
(Unaudited)

	2014	2013	Cumulative from inception through September 30, 2014
Cash Flows from Operating Activities
Net loss	$(558,398)	$(892,145)	$(11,225,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	176,037	170,632	599,326
Amortization of debt discount	64,221	31,882	505,207
Stock based compensation	—	121,237	1,302,767
Common stock issued for services	—	124,750	124,750
Goodwill impairment	—	—	2,637,760
Warrants issued for services	—	210,000	822,150
Warrants issued for settlement	—	—	262,700
Gain on re-measurement of derivative liability	—	(4,750)	(40,000)
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	(42,416)	4,521	(110,626)
Employee advances	1,000	(19,292)	(18,292)
Accounts payable and accrued expenses	96,655	9,973	(90,302)
Payable to related parties	(20,565)	(17,797)	132,247

Cash Used in Operating Activities	(283,466)	(260,989)	(5,097,475)
Cash Flows From Investing Activities
Purchase of property and equipment	(13,591)	(57,719)	(107,641)
Cash acquired in business acquisition	—	—	872

Cash Used in Investing Activities	(13,591)	(57,719)	(106,769)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	415,000	275,000	5,765,281
Proceeds from notes payable to related parties	—	75,000	700,000
Payment of line of credit	—	—	(50,000)
Payment of note payable to related parties	(100,000)	—	(371,206)
Purchase of treasury stock	—	—	(320,381)
Payment of stock issuance costs	(7,500)	—	(460,701)

Cash Provided by Financing Activities	307,500	350,000	5,262,993

Net Increase in Cash and Cash Equivalents	10,443	31,292	58,749

Cash and Cash Equivalents at Beginning of Period	48,306	45,283	$—

Cash and Cash Equivalents at End of Period	$58,749	$76,575	$58,749

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$19,836	$20,705	$60,705
Cash paid during the period for income taxes	$—	$—	$24,221

Supplemental Schedule of Non-Cash Financing Activities

Common stock issued for convertible debt	$—	$—	$189,261
Common stock issued for services	$—	$124,750	$124,750
Common stock issued for acquisition of Cornerstone Conservation Group, LLC	$—	$—	$3,096,200
Warrants issued for services	$—	$210,000	$201,000
Purchase of treasury stock with long-term related party payable	$—	$—	$242,758
Warrants issued in connection with debt	$—	$—	$299,984
Issuance of warrants as part of notes payable to related party of which $88,000 ($16,500 in Q1 2013) was classified as additional paid in capital and $88,000 ($16,500 in Q1 2013) was classified as a derivative liability	$—	$33,000	$176,000
Warrants issued in connection with derivative liability	$—	$—	$48,000
Common stock issued in connection with debt forgiveness and services rendered	$—	$—	$250,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2014

Note 1 – Condensed Consolidated Financial Statements

Since 2008, the Company has focused on the development, testing and commercialization of our electric power systems, in particular, their applicability to thermal and natural gas pipeline operations. From 1991 until 2005, the Company devoted substantially all of its efforts and resources to research and development related to its unsuccessful Biotech Business. Since 2011, the Company has generated material Biotech IP licensing fees. The accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Annual Report of PowerVerde, Inc. (“PowerVerde,” “we,” “us,” “our,” or the “Company”) as of and for the year ended December 31, 2013. The results of operations for the three and six months ended September 30, 2014, are not necessarily indicative of the results to be expected for the full year or for future periods. The condensed consolidated financial statements include the accounts of PowerVerde, Inc., formerly known as Vyrex Corporation (the “Company”), and PowerVerde Systems, Inc., formerly known as PowerVerde, Inc., its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

Note 2 – Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has had recurring operating losses and negative cash flows from operations since its inception. Those losses and negative operating cash flows have been funded through the sale of common stock and proceeds from related party advances/notes. Management expects to continue to require additional funding to support its operations. There can be no assurance that the Company will be successful in securing additional funding at commercially reasonable terms, if at all. Those factors, as well as uncertainty in securing additional funds for continued operations, create an uncertainty about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable

Accounts receivable consist of balances due from sales and royalties. The Company monitors accounts receivable and provides allowances when considered necessary. At September 30, 2014, accounts receivable were considered to be fully collectible. Accordingly, no allowance for doubtful accounts was provided.

Employee Advances

The employee advances represent the payroll taxes due on the issuance of common stock as compensation prior to 2014.

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

Revenues recognized under these agreements amount to 100% of total revenues of the three and nine months ended September 30, 2014 and 2013.

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

Impairment of Long-Lived Assets

Impairment losses are recorded on long-lived assets (property, equipment and intellectual property) used in operations when impairment indicators are present and the undiscounted expected cash flows estimated to be generated by those assets are less than the carrying value of such assets. No impairment losses have been recognized during the nine months ended September 30, 2014 or 2013.

Stock-based Compensation

The Company has accounted for stock-based compensation under the provisions of ASC Topic 718 – “Stock Compensation” which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (stock options and common stock purchase warrants). The fair value of each stock option or warrant award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on historical volatility of peer companies and other factors estimated over the expected term of the stock options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract (if an event occurs and if that event is outside the control of the Company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

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

The Company uses the Black-Scholes valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to measure the fair value of these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective inputs that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the Company’s trading market price and the trading market price of various peer companies, which have historically had high volatility. Since derivative financial instruments are initially and subsequently carried at fair value, the Company’s income will reflect the volatility in these estimate and assumption changes. There were no derivative financial instruments as of and for the nine month period ended September 30, 2014.

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

On June 10, 2014, the FASB issued Accounting Standards Update No. 2014-10 (ASU 2014-10), which eliminates development stage reporting requirements under ASC 915, as well as amends provisions of existing variable interest entity guidance under ASC 810. Additionally, the ASU indicates that the lack of commencement of principal operations represents a risk and uncertainty and, accordingly, is subject to the disclosure requirements of ASC 275. As a result of the changes, existing development stage entity presentation and disclosure requirements are eliminated. For public business entities, the amendment eliminating the exception to the sufficiency-of-equity-at-risk criterion for development stage entities in paragraph 810-10-15-16 should be applied retrospectively for annual reporting periods beginning after December 15, 2015, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. Upon adoption, entities will no longer present or disclose any information required by Topic 915. We are currently evaluating the impact of our pending adoption of ASU 2014-10 on our consolidated financial statements.

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

In August 2014, the FASB issued Accounting Standard Update ASU2014-15 Disclosure of Uncertainties about an entity’s Ability to Continue as a Going Concern. This ASU amends ASC205-40. ASC205-40 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related note disclosures. With the amendments made by ASU 2014-15, financial statement disclosures will be required when there is substantial doubt about an entity’s ability to continue as a going concern or when substantial doubt is alleviated as a result of considerations of management’s plans. The new standard provides management with principles for evaluating whether there is substantial doubt by: providing a definition of substantial doubt, requiring an evaluation every reporting period (including interim periods), providing principles for considering the mitigating effect of management’s plans, requiring certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, requiring an express statement and other disclosures when substantial doubt is not alleviated, and requiring an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

Note 5 – Intellectual Property

Intellectual property consists of technology acquired from the purchase of 100% of the membership interests of Cornerstone Conservation Group LLC (“Cornerstone”).

For the nine months ended September 30, 2014 and 2013, amortization expense was $164,860 and accumulated amortization of the intangible asset- intellectual property was $549,533 at September 30, 2014.

Future amortization of the intangible asset – intellectual property was as follows as of September 30, 2014:

Year ending December 31:
2014 (after September 30, 2014)	$54,953
2015	54,953
Total	$109,906

Note 6 – Stockholders’ Equity

Warrants

The Company issued warrants on June 3, 2011 to various persons, including affiliates of the Company, for services provided to the Company. These warrants covered the purchase of 1,855,000 unregistered shares of the Company’s common stock at an exercise price of $1.05 per share with a five-year term. These share-based payments have been accounted for in accordance with ASC 815-40 using the Black Scholes pricing model to determine the fair value of each warrant. As of September 30, 2014, all of these warrants were outstanding.

On February 3, 2012, The Company issued warrants to purchase 500,000 unregistered shares of the Company’s common stock at an exercise price of $1.00 per share with a five-year term for settlement of certain disputed amounts (See Note 10). These share-based payments have been accounted for in accordance with ASC 815-40 using the Black-Scholes pricing model to determine the fair value of each warrant. As of September 30, 2014, all of these warrants were outstanding.

In connection with the acquisition of Cornerstone (See Note 5), on March 30, 2012, the Company issued warrants to purchase 300,000 unregistered shares of common stock at exercise prices ranging from $2.00 to $4.00 per share. These warrants expire at various dates through December 2017. As of September 30, 2014, all of these warrants were outstanding.

During the second quarter of 2012, the Company issued warrants to purchase 335,000 unregistered shares of the Company’s common stock at an exercise price of $3.00 per share in association with stock subscription agreements. These warrants expire on various dates through 2015. As of September 30, 2014, all of these warrants were outstanding.

During the third quarter of 2012, the Company issued warrants to purchase 71,000 unregistered shares of the Company’s common stock at an exercise price of $3.00 per share in association with stock subscription agreements. These warrants expire July 30, 2015. As of September 30, 2014, all of these warrants were outstanding.

During the fourth quarter of 2012, the Company issued warrants to purchase 225,000 unregistered shares of the Company’s common stock at an exercise price of $1.00 per share in association with stock subscription agreements. These warrants expire October 31, 2015. As of September 30, 2014, all of these warrants were outstanding.

In December 2012, the Company issued warrants to purchase 325,000 unregistered shares of the Company’s common stock at an exercise price of $0.41 per share in association with the Secured Promissory Note (See Note 8). These warrants expire December 31, 2015. As of September 30, 2014, all of these warrants were outstanding.

During January 2013, the Company issued three-year warrants to purchase 75,000 unregistered shares of the Company’s common stock at an exercise price of $0.41 per share in association with the Secured Promissory Note (See Note 8). These warrants expire December 31, 2015. As of September 30, 2014, all of these warrants were outstanding.

During March 2013, the Company issued its Chief Executive Officer and Chief Financial Officer five –year warrants to purchase common stock at an exercise price of $0.30 per share (market price on date of grant) in the amounts of 1,000,000 and 500,000 shares, respectively. The Company recognized $210,000 in compensation expense. As of September 30, 2014, all of these warrants were outstanding.

On December 1, 2013, the Company issued additional three-year warrants to purchase 400,000 unregistered shares of the Company’s common stock at an exercise price equal to $0.21 per share (the average closing price of the common stock during the 10 trading days prior to December 1, 2013). This was in association with the Secured Promissory Note (See Note 8). These warrants expire December 31, 2016. As of September 30, 2014, all of these warrants were outstanding.

Expenses related to warrants issued in conjunction with settlement of certain disputes are included in the condensed statement of operations.

A summary of warrants issued, exercised and expired during the nine months ended September 30, 2014 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2013	7,586,000	$0.92	$45,000

Issued	—	—	—
Expired	(2,000,000)	(.75)	—
Balance at September 30, 2014	5,586,000	$.99	$45,000

Common Stock Issued for Services

In the first quarter of 2013, the Company issued 125,000 common shares to a third party for six months consulting services and 200,000 common shares were issued to an employee as part of his compensation package. Expenses of $113,292 and $11,458, were recognized in the first and second quarter of 2013, respectively, and are included in the general and administrative expenses on the condensed consolidated statement of operations for the nine months ended September 30, 2013.

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

In the third quarter of 2014, the Company raised gross proceeds of $100,000 through private placement of 1,000,000 unregistered shared of common stock to accredited investors at $.10 per share.

Treasury Shares

In May 2012, the Company purchased 450,000 shares of its common stock from its Co-Founder and Director Fred Barker at a price of $0.20 per share. Of the $90,000 purchase price, $10,000 was paid at closing and the balance was payable $10,000 per month through January 2013. As of September 30, 2014, the Company has paid the debt in full and has no further obligations.

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

Note 7 – Stock Options

Stock option activity for the nine months ended September 30, 2014, is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2013	2,750,000	$0.78	7.00
Granted	—	—	—
Expired/forfeited	—	—	—
Options outstanding at September 30, 2014	2,750,000	$0.78	6.00

Total stock option compensation for the nine months ended September 30, 2014 and 2013 was $0 and $121,237, respectively. There is no unrecognized stock compensation expense at September 30, 2014.

Note 8 - Notes Payable to Related Parties

In the fourth quarter of 2012, in an effort to raise capital, the Company entered into various Secured Promissory Note agreements with accredited investors, who are also existing stockholders of the Company. As of June 30, 2013, $400,000 was raised, of which $75,000 was raised in the first quarter 2013. Upon closing, the Company issued to the investors three-year warrants for the purchase of 400,000 shares (in the aggregate) of the Company’s common stock at a price of $.41 per share. On December 1, 2013, the Company issued additional three-year warrants for 400,000 shares to the investors at an exercise price of $.21 per share pursuant to the agreements with the investors, (the average price of the common stock during the 10 trading days prior to December 1, 2013).

The promissory notes bear interest at the rate of 10% per annum based on a 365-day year. Accrued interest will be paid semi-annually on June 30, 2013, December 31, 2013, June 30, 2014, and December 31, 2014. The entire principal balance of the Note, together with all unpaid interest accrued thereon, shall be due and payable on December 31, 2014. In the event the Company defaults on interest and/or principal payments, the Company will use all accounts receivable obtained now or hereafter existing, pursuant to the License Agreement from VDF FutureCeuticals Inc. (the “Licensee”), as collateral. Accrued interest of $10,082 through September 30, 2014 is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

The Company analyzed the terms of the warrants based on the provisions of ASC 480, “Distinguishing Liabilities from Equity,” and determined that the warrants issued in conjunction with the closing of the notes payable qualified for equity accounting. The warrants that the Company had been committed to issue had been classified as derivative liabilities until issuance at December 1, 2013. At this point, the Company determined that the warrants qualified as equity accounting and as such the Company reclassified the fair value of the derivative liability to equity at December 1, 2013.

Under guidance in ASC 470, the Company allocated the $400,000 in proceeds proportionately between the Secured Promissory Note and the common stock warrants issued to the note holders based on their relative fair values. The relative fair value of the common stock warrants of $176,000, of which $88,000 ($16,500 in Q1 2013) was recorded as additional paid in capital and $88,000 ($16,500 in Q1 2013) was recorded as a derivative liability. The Secured Promissory Note was recorded at the principal amount of $400,000 less a discount of $176,000. This discount is being amortized to interest expense over the term of the Secured Promissory Note to related parties using the effective interest method. The fair value of the common stock warrants issued in conjunction with the Secured Promissory Notes was determined using the Black-Scholes pricing model. The Company determined the fair value of its common stock warrants to be $0.22 per warrant issued with an exercise price of $0.41 per warrant. Unamortized debt discount amounts to $21,639 and $85,860 as of September 30, 2014 and December 31, 2013, respectively.

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

Note 9 - Commitments and Contingencies

On September 29, 2011, the Company entered into a license agreement (the “License Agreement”) with Newton Investments BV. Pursuant to the License Agreement, Newton would, for a period of 10 years, hold the exclusive manufacturing and distribution rights for the Company’s systems (the “Systems”) in the 27 countries which are currently members of the European Union, subject to Newton’s achieving minimum sales of at least 100 Systems per year beginning in the second year of the License Agreement, payment of a royalty equal to 20% of the gross sales price of each System sold, and other terms and conditions set forth in the License Agreement. Due to ongoing technical problems with the Company’s Systems, the Company deferred commencement of the minimum sales requirement until the problems were resolved. On July 30, 2014, Newton terminated the License Agreement.

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

Note 10 - Related Party Transactions

See Note 6 for discussion of transactions with the Company’s Co-Founders, George Konrad and, Note 8 for discussion of a transaction with the Company’s CEO Richard Davis.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our condensed consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2010, 2011, 2012 and 2013, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2014.

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

Licensing and royalty revenue from royalty agreements is recognized in accordance with the terms of the specific agreement. Revenues recognized under these agreements amount to 100% of total revenues for the three and nine months ended September 30, 2014 and 2013.

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

Derivative liabilities are reported at fair value on the accompanying condensed consolidated balance sheets. As of September 30, 2014 and December 31, 2013, there are no derivative liabilities.

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

Following the cessation of material Biotech Business operations in October 2005, the Company turned its primary focus to seeking an appropriate merger partner for its public shell. This resulted in the February 2008 merger with Vyrex (the “Merger”). In March 2009, we assigned all of our Biotech IP rights other than pre-Merger licensing contracts to an investor in exchange for his agreement to pay all future expenses relating to the Biotech IP and to pay us 20% of any net proceeds received from new contracts for sale and/or licensing of the Biotech IP in new transactions. We do not expect this post-Merger arrangement to generate material revenues; however, since 2011 we have generated material Biotech IP licensing fees based on pre-Merger contracts.

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

Results of Operations

Three Months Ended September 30, 2014, as Compared to Three Months Ended September 30, 2013

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. We had no revenues from sales in the third quarter of 2014 and 2013 – but we recorded $73,398 and $128,614 in Biotech IP Licensing fees (based on pre-merger contracts), respectively. In both years, we had substantial expenses due to our ongoing research and development activities and efforts to commercialize our systems, as well as substantial administrative expenses associated with our status as a public company. Our research and development expenses decreased by $21,724 (32.2%) in the third quarter of 2014 as compared to 2013, due primarily to the decrease in manufacturing expenses. Our general and administrative expenses increased by $30,435 (28.3%) in the third quarter of 2014 as compared to 2013, due primarily to the increase in compensation to employees. Our net loss was $143,053 in the third quarter of 2014, a 19.2% increase from the net loss of $119,972 in the third quarter of 2013. The increase in our net loss in the third quarter of 2014 was primarily due to the decrease in the Biotech IP Licensing fees. Substantial net losses will continue until we are able to successfully commercialize and market our systems, as to which there can be no assurance.

Nine Months Ended September 30, 2014, as Compared to Nine Months Ended September 30, 2013

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. We had no revenues from our current business in the first nine months of 2014 and 2013. In the first nine months of 2014 and 2013, our revenues of $239,527 and $309,517, respectively, came solely from Biotech IP licensing fees. This 22.6% decrease in licensing fees was due to substantially decreased sales of the licensed products. In both years, we had substantial expenses due to our ongoing research and development activities and efforts to commercialize our systems, as well as substantial administrative expenses associated with our status as a public company. Our research and development expenses decreased by $72,690 (19.1%) in the first nine months of 2014 as compared to 2013, and our general and administrative expenses decreased by $356,747 (47.6%) in the same period. The decrease in research and development expenses was due primarily to the decrease in outside services and stock options issued for services. Our net loss was $558,398 in the first nine months of 2014, a 37.4% decrease from the net loss of $892,145 in the first nine months of 2013. The decrease in our net loss in the first nine months of 2014 was due to the substantial decrease in research and development and general and administrative expenses due to our vigorous cost control efforts. Substantial net losses will continue until we are able to successfully commercialize and market our systems, as to which there can be no assurance.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of debt and equity securities. As of September 30, 2014, we had a working capital deficit of $374,324 compared to a working capital deficit of $385,872 at December 31, 2013.

In the first quarter of 2014, we raised gross proceeds of $240,000 through private placement of 2,400,000 unregistered shares of common stock to accredited investors at $.10 per share.

In the second quarter of 2014, we raised gross proceeds of $75,000 through private placement of 750,000 unregistered shares of common stock to accredited investors at $.10 per share.

In the third quarter of 2014, we raised gross proceeds of $100,000 through private placement of 1,000,000 unregistered shares of common stock to accredited investors at $.10 per share.

We expect fourth quarter 2014 and 2015 Biotech IP revenues to approximate the annual rate during the first nine months of 2014; however, there can be no assurance that this revenue level will be achieved.

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992). Because of this evaluation, our management concluded that, as of September 30, 2014, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in internal control over financial reporting during the third quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item1A.	Risk Factors.

 There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the 2013 Annual Report. Please refer to that section for disclosure regarding the risks and uncertainties related to our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

 All of our sales of unregistered securities since inception have been made pursuant to private offerings to accredited investors. Our sales of unregistered securities in the nine months ended September 30, 2014 were made pursuant to an exemption from registration requirements under Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. We paid a placement agent fee of 10% of the gross price of the offering to Martinez-Ayme Securities. Net proceeds were used for working capital.

In the first quarter of 2014, we raised gross proceeds of $240,000 through private placement of 2,400,000 unregistered shares of common stock to accredited investors at $.10 per share.

In the second quarter of 2014, we raised gross proceeds of $75,000 through private placement of 750,000 unregistered shares of common stock to accredited investors at $.10 per share.

In the third quarter of 2014, we raised gross proceeds of $100,000 through private placement of 1,000,000 unregistered shares of common stock to accredited investors at $.10 per share.

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

POWERVERDE, INC.

Dated: November 7, 2014	By:	/s/ Richard H. Davis
Richard H. Davis
Chief Executive Officer

Dated: November 7, 2014	By:	/s/ John L. Hofmann
John L. Hofmann
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE