Form 10-K
period 2014-12-31
POWERVERDE, INC.
filed 2015-03-16
CIK 933972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of thet: Common Stock, par value $0.0001 per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock equity, as of June 30, 2014, the last business day of the issuer’s most recently completed second fiscal quarter: $4,775,875.

As of March 13, 2015, the number of outstanding shares of common stock, $0.0001 par value per share, of the registrant was 31,750,106.

DOCUMENTS INCORPORATED BY REFERENCE

None

PowerVerde, Inc.
Annual Report on Form 10-K
Year Ended December 31, 2014

i

PART I

ITEM 1.	BUSINESS.

General

Vyrex Corporation (“Vyrex” or the “Company”) was incorporated in Nevada in 1991 and operated as a research and development stage company seeking to discover and develop pharmaceuticals, nutraceuticals and cosmeceuticals for the treatment and prevention of respiratory, cardiovascular and neurodegenerative diseases and conditions associated with aging (the “Biotech Business”). The Biotech Business was unsuccessful and, as a result, the Company ceased material operations relating to that business in October 2005; however, the Company retained its intellectual property rights and contract rights relating to that business (the “Biotech IP”). On October 17, 2005, the Company reincorporated in Delaware.

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

In March 2009, we sold all of the Biotech IP other than existing licensing contract rights to Dr. Edward Gomez, a pre-Merger investor in PowerVerde and now a shareholder of the Company. In exchange for the assignment of the Biotech IP to him, Dr. Gomez agreed to (i) pay all future costs and expenses relating to the Biotech IP, including, but not limited to, patent fees, license fees and legal fees, and (ii) pay to the Company 20% of all net revenues received from the sale and/or licensing of any of the Biotech IP.

Please note that the information provided below relates to the combined company after the Merger. Since our operations after the Merger consist solely of PowerVerde operations, except where the context otherwise requires, references throughout this Report hereafter to “PowerVerde,” “we,” “us,” “our” and the “Company” will mean or refer to PowerVerde’s business and operations.

The Company is a Delaware corporation formed in March 2007 by George Konrad and Fred Barker, who remain our two largest stockholders. Mr. Konrad served as an officer and director of the Company until October 2012. Mr. Barker served as an officer and director until January 2015. See Item 10 “Directors, Executive Officers and Corporate Governance.” The Company was formed in order to further develop, commercialize and market a series of unique electric generating power systems designed to produce electrical power with zero emissions or waste byproducts, based on a patented pressure-driven motor and related organic pressure-driven cycle components. The design of the motor was conceived by Mr. Barker in January 2001. Mr. Barker previously had a working relationship with Mr. Konrad and enlisted Mr. Konrad and his manufacturing expertise, together with Mr. Barker’s own engineering expertise, to co-develop the motor. As a research and development company, we have tested and continue to test other style drivers as well.

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

Despite our initial optimism, the PowerVerde driver (motor) failed to demonstrate sufficient capacity for the uninterrupted hours of operation required for commercial performance. Due to the ongoing technical problems, Newton did not sell any of our Systems and, in August 2014, Newton terminated the License Agreement.

We have addressed the pending technical issues, and we believe that by the end of 2015 we will be able to deliver a commercial device capable of operation for 25,000 hours (almost three years) without major mechanical failure. There can be no assurance, however, that these technical issues will be resolved or that any of our Systems will ever be commercially viable.

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

Our focus for the remainder of 2015 is to commercialize our waste heat power systems in our Phoenix facility for eventual commercial deployment. We plan to complete our development and testing by the summer of 2015 and have a market-ready system by year-end; however, there can be no assurance that we will meet this timetable or ever have a market-ready system. We continue discussions with certain manufacturers of integrated components and service providers in the oil/natural gas industries, methane plants, as well as with electric utility companies and government entities. There can be no assurance that any manufacturing, distribution or marketing agreements will be successfully consummated or executed or that we will ever achieve material sales.

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

We expect to file additional patent applications pertaining to our advanced organic pressure driven cycle later in 2015. There can be no assurances that we will be able to do so or that any patents will be issued based on these applications.

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

Our ORC system requires

•	A heat source (solar, waste heat, geothermal or bio-mass);

•	An organic rankine cycle (ORC) or organic pressure driven cycle (OPDC) style system to convert heat into pressure;

•	PowerVerde motor to convert the pressure into horsepower; and

•	A generator to convert the horsepower into electricity.

We have built and tested the 25/50kW ORC systems, and we believe that the overall design meets or exceeds performance metrics when compared to the industry at large. We have, however, remained challenged with our inability to thus far generate the continuous hours of operation that we believe necessary for commercial quality expectations. We continue to work toward our goal of a system capable of 25,000 hours (almost three years) of continuous operation. Meanwhile, we believe that we have made great strides in the evolution of the Liberator waste heat energy system and expect to achieve a successful test by the end of 2015. There can be no assurance, however, that our ongoing technical issues will be resolved or that any of our Systems will ever be commercially viable.

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

Where You Can Find Additional Information

The Company is subject to the reporting requirements under the Exchange Act. The Company files with, or furnishes to, the SEC quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports and will furnish its proxy statement. These filings are available free of charge on the Company’s website, http://www.powerverdeenergy.com, shortly after they are filed with, or furnished to, the SEC.

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

The United States economy continues to suffer from unfavorable economic conditions, including a weak recovery from a severe recession in the general economy, accompanied by large federal and state budget deficits and an increasing national debt. These negative conditions could persist or become even worse. These poor economic conditions continue to make it very difficult for us to raise the capital we need to complete the development and testing of our products so that we can begin sales. In the event that we are able to begin sales of our products, poor economic conditions may adversely affect our business and our financial condition and results of operations by extending the length of the sales cycle and causing potential customers to delay, defer or decline to make purchases of our products due to limitations on their capital expenditures and the adverse effects of the economy and the credit markets on them.

The weak economy is projected by many economic experts to continue or deteriorate further throughout 2015 or longer. These conditions may make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities. We cannot predict the timing, strength or duration of this current weak economy or of a subsequent stronger economic recovery, or the effects thereof on our customers and our markets. Our results of operations may be negatively impacted in future periods and experience substantial fluctuations from period to period as a consequence of these factors, and such conditions and other factors affecting capital spending may affect the timing of orders from major customers. These factors could adversely affect our ability to meet our capital requirements, support our working capital requirements and growth objectives, maintain our existing or secure new financing arrangements, or otherwise materially and adversely affect our business, financial condition and results of operations.

An increase in interest rates or lending rates or tightening of the supply of capital in the global financial markets could make it difficult for end-users to finance the cost of a PowerVerde system and could reduce the demand for our products and/or lead to a reduction in the average selling price for our products.

We believe that, in the event that we are able to commercialize our products, many of our end-users will depend on debt financing to fund the initial capital expenditure required to purchase and install a PowerVerde system. As a result, an increase in interest rates or lending rates could make it difficult for our end-users to secure the financing necessary to purchase and install PowerVerde systems on favorable terms, or at all and thus lower demand and reduce our net sales. Due to the overall economic outlook, our end-users may change their decision or change the timing of their decision to purchase and install PowerVerde systems. In addition, we believe that a significant percentage of our end-users will install PowerVerde systems as an investment, funding the initial capital expenditure through a combination of equity and debt. An increase in interest rates and/or lending rates could lower an investor’s return on investment in PowerVerde systems, or make alternative investments more attractive relative to PowerVerde systems, and, in each case, could cause these end-users to seek alternative investments. A reduction in the supply of project debt financing or equity investments could reduce the number of our projects that receive financing and thus lower demand for PowerVerde systems.

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

Our success will depend in large part upon the skill and efforts of our key personnel hired or who may be hired, including our chief engineer, Hank Leibowitz, and our system specialist, Mark Prinz. Loss of any such personnel, whether due to resignation, death, and disability or otherwise, could have a material adverse effect on our business. In addition, Mr. Leibowitz does not intend to work for PowerVerde on a full-time basis, as he has substantial other business activities. He intends to dedicate the time he deems appropriate to meet PowerVerde’s needs; however, there can be no assurance that he will be willing or able to dedicate such time and attention as would maximize PowerVerde’s chances for success.

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

Lower energy prices may hinder our ability to attract customers and become profitable.

Our products are energy-efficient electric generators which compete primarily with conventional fossil fuel-generated electricity produced and delivered by conventional utility companies. The significant decreases in the prices of oil and natural gas since mid-2014 have materially adversely affected our competitive position. If sustained, these lower fossil fuel prices and the corresponding lower cost of fossil fuel-generated electricity could materially adversely affect our business.

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

Period Beginning	Period Ending	High	Low
January 1, 2013	March 31, 2013	$.40	$.21
April 1, 2013	June 30, 2013	$.30	$.15
July 1, 2013	September 30, 2013	$.33	$.15
October 1, 2013	December 31, 2013	$.29	$.15
January 1, 2014	March 31, 2014	$.24	$.08
April 1, 2014	June 30, 2014	$.24	$.17
July 1, 2014	September 30, 2014	$.18	$.09
October 1, 2014	December 31, 2014	$.20	$.10
January 1, 2015	March 13, 2015	$.50	$.13

Dividends

We have never declared or paid any cash dividends on our common stock, nor do we intend to declare or pay any cash dividends on our common stock in the foreseeable future. Subject to the limitations described below, the holders of our common stock are entitled to receive only such dividends (cash or otherwise) as may (or may not) be declared by our Board of Directors.

Recent Sales of Unregistered Securities

All of PowerVerde’s sales of unregistered securities since inception have been made pursuant to private offerings to accredited investors. The sales set forth below were made pursuant to an exemption from registration requirements under Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. Except as otherwise noted below, no placement agent fees or commissions were paid on these offerings, and net proceeds were used for working capital.

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

Each Note investor receives simple interest at the rate of 10% per annum based on a 365-day year and actual days elapsed in the period for which such interest is payable. Accrued interest was payable semi-annually on June 30, 2013, December 31, 2013, June 30, 2014, and December 31, 2014. The entire principal balance of the Notes, together with all unpaid interest accrued thereon, was due and payable on December 31, 2014. The Notes are collateralized by our Biotech license fee revenues. We agreed to pay a $25,000 fee to the placement agent, Martinez-Ayme Securities, Inc. (“MAS”); however, in December 2013, this receivable was assigned by MAS to our Director and Chief Executive Officer Richard Davis and the amount due was reduced to $20,000 in exchange for payment to Mr. Davis of $4,000, which was paid in 2014. See Note 10 of Notes to Consolidated Financial Statements.

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

In the fourth quarter of 2014, the Note Holders agreed to extend the maturity date of the Note principal balance to December 31, 2016. In connection with the Note extension, we revised the terms of the original warrants issued December 31, 2012, extending the expiration date from December 31, 2015 to December 31, 2017 and the exercise price was reduced from $0.41 per share to $0.39 per share. We also revised the terms of the additional warrants to extend the expiration date to December 31, 2018, and the exercise price was reduced from $.21 per share to $0.17 per share.

In the second quarter of 2013, we raised gross proceeds of $125,000 through private placement of 500,000 unregistered shares of common stock to accredited investors at $.25 per share.

In the third quarter of 2013, we raised gross proceeds of $150,000 through private placement of 600,000 unregistered shares of common stock to accredited investors at $.25 per share.

In the fourth quarter of 2013, we raised gross proceeds of $25,000 through private placement of 100,000 unregistered shares of common stock to accredited investors at $.25 per share.

In the first quarter of 2014, we raised gross proceeds of $240,000 through private placement of 2,400,000 unregistered shares of common stock to accredited investors at $.10 per share.

In the second quarter of 2014, we raised gross proceeds of $75,000 through private placement of 750,000 unregistered shares of common stock to accredited investors at $.10 per share. We paid a 10% placement agent fee to MAS for this offering.

In the third quarter of 2014, we raised gross proceeds of $100,000 through private placement of 1,000,000 unregistered shares of common stock to accredited investors at $.10 per share.

Issuer Purchases of Equity Securities

In April 2012, we purchased 100,000 shares of common stock from our former Director and founder Fred Barker for $25,000 ($.25 per share), and in May 2012 we purchased 450,000 shares from Mr. Barker for $90,000 ($.20 per share). See Item 13 “Certain Relationships and Related Transactions, and Director Independence.” In October 2012, we purchased from our founder and former President and Director George Konrad 3,000,000 shares of common stock for $530,000 ($.18 per share) in connection with his resignation from PowerVerde. See Item 11 “Executive Compensation.”

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2011, 2012, 2013 and 2014, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2014.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the consolidated financial statements as general and administrative expense.

Revenue Recognition

Sales revenues and associated cost of sales are recognized when title of the goods sold pass to the buyer, when shipped and when accounts receivable are determined to be reasonable collectable. Certain sales agreements also require installation and training by PowerVerde once goods are received and accepted by the customer. The Company does not consider these agreements multiple elements arrangements as defined by ASC 605-25 “Revenue Recognition”, as the Company does not offer installation or training as services separate from the sale of its products at this time. Therefore, a “best estimate of selling price” or individual pricing in accordance with ASC 605-25 is undeterminable. The Company defers all revenues and costs of sales until the agreement is 100% complete

Licensing and royalty revenue from royalty agreements is recognized in accordance with the terms of the specific agreement.

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

We report our derivative liabilities at fair value on the accompanying consolidated balance sheet as of December 31, 2014. There were no derivative liabilities at December 31, 2014 and 2013.

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

Results of Operations

Year ended December 31, 2014 and 2013

During 2014, we continued to focus on upgrading the durability and continued operations capability of our Liberator Waste Heat System. We had no revenues in 2014 other than $428,747 in Biotech IP licensing fees, an 19.3% increase from $359,362 in royalty income for 2013. Our research and development expenses decreased by $95,556 (20.8%) in 2014 as compared to 2013, and our general and administrative expenses decreased by $342,553 (40.6%). The reduction in expenses was due to our cash flow constraints and concentrated efforts to minimize the costs associated with the use of third party consulting services. Substantial net losses will continue until we are able to successfully commercialize and market our products, as to which there can be no assurance.

Liquidity and Capital Resources

We have financed our operations since inception principally through the sale of debt and equity securities. Also, since 2012 we have received material amounts of Biotech IP licensing fees. As of December 31, 2014, we had a working capital surplus of $78,580 and as of December 31, 2013, we had a working capital deficit of $385,872. This increase in working capital was due primarily to the extension in 2014 of the maturity date of our Series A Secured Promissory Notes to December 31, 2016

During 2014, we received $428,747 in Biotech IP licensing fees and raised gross proceeds of $415,000 from private placements of securities.

By the end of 2014, we had spent all of our $48,306 opening cash balance plus almost all of the $415,000 raised during 2014, so that our year-end cash balance was only $4,736, while our accounts payable and accrued expenses were $100,006. As of the date of this Report, we have only enough cash to finance operations for approximately two months.

We expect 2015 Biotech IP revenues to exceed the 2014 level; however, there can be no assurance that this revenue level will be achieved.

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

Our chief executive officer and chief financial officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992). Based on this evaluation, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in internal control over financial reporting during the fourth quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The names of our officers and directors, as well as certain information about them are set forth below:

Name	Age	Position(s)	Held Since

Richard H. Davis	58	Chief Executive Officer, Director	2008

John Hofmann	56	Chief Financial Officer	2011

Richard H. Davis. Mr. Davis joined our Board in February 2008 in connection with the Vyrex Merger, and he became Chief Executive Officer in August 2011. He received a B.S. degree in economics from Florida State University in 1982. He joined First Equity Corporation (“First Equity”) in Miami that same year. First Equity operated as a regional full-service brokerage and investment bank. Mr. Davis’ duties included equity deal structure and brokerage-related activities. After First Equity was acquired in 2001, Mr. Davis joined the corporate finance department of William R. Hough & Company (“Hough”), where he continued structuring equity finance and private acquisitions. Hough was acquired in 2004 by RBC Dain Rauscher (“Dain”), a global investment banking firm. Dain consolidated Hough’s corporate finance activities into its New York offices. Mr. Davis elected to remain in Miami and joined Martinez-Ayme Securities, assuming the newly-created position of managing director of corporate finance.

John Hofmann. Mr. Hofmann became our Chief Financial Officer in August 2011. He is president of J. L. Hofmann & Associates, P.A., Coral Gables, Florida (“JLHA”), which has provided financial consulting and accounting services to select clientele since 1990. JLHA has provided services to PowerVerde since July 2010. Mr. Hofmann also serves as Operating Partner of Taft Street Partners I, Ltd., providing consulting services and capital for commercial and residential real estate projects. Mr. Hofmann started his career working with multinational companies for ten years as a Senior Manager for PricewaterhouseCoopers LLP (“PwC”). While at PwC, he traveled extensively primarily working on international tax matters and issues concerning the Internal Revenue Service. Locally, Mr. Hofmann has worked with the Miami Dolphins, Carnival Cruise Line, Royal Caribbean Cruise Line, Resorts International and Terremark Worldwide. Mr. Hofmann earned his Bachelor of Science in Accounting at the University of Florida and obtained his Master of Science in Taxation from Florida International University. Mr. Hofmann became a Certified Public Accountant through the Florida Board of Accountancy in 1982. He is a member of the Florida Institute of CPAs.

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

Committees

Our Board of Directors does not yet have any committees; however, we intend to establish an audit committee and a compensation/stock option committee in the near future. Additional board members are anticipated to be added in 2015.

Advisory Board Members

In March 2010, our Board of Directors created an Advisory Board to advise and recommend, on a non-legally-binding basis, certain directions or actions deemed to be beneficial to the Company’s success. The Advisory Board’s members may be shareholders or non-shareholders; however, each member represents a specific industry or vocation complementary to the Company’s anticipated markets, customers and technical needs. It is anticipated that the Advisory Board will meet once a year in person and meet by conference call quarterly. We expect to compensate the Advisory Board members with restricted stock and/or options; however, the compensation plan has not yet been established. The members of the Advisory Board are as follows:

•
Stephen H. McKnight . Mr. McKnight is active in real estate investment and management. Through his firms, he has created a portfolio in excess of 2.0 million square feet of commercial property, mostly in the Southwest United States. Mr. McKnight is also active in both equity and debt holdings, managing both trusts and family estates. He received an MBA from the University of Pittsburg in 1975.

•
Randy Hinson . Mr. Hinson founded and successfully operated a pump manufacturing business in Houston, Texas. Mr. Hinson recently sold the company to a publicly-traded oil company, and remains under a non-compete contract during an agreed-upon transition process.

•
Leon Breece . Mr. Breece has operated as an entrepreneur and CPA in the Los Angeles, California area for many years. Mr. Breece’s company, Breece and Associates, handles accounting and tax matters for established companies and high profile individuals. He is an active investor in both the stock market and early stage private companies.

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

All of the Advisory Board Members are PowerVerde shareholders.

Compliance with Section 16(a) of the Securities and Exchange Act of 1934

Under the securities laws of the United States, our directors, executive officers and any persons holding more than 10% of the Company’s common stock are required to report their initial ownership of the Company’s common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to identify in this Report those persons who failed to timely file these reports. All of the filing requirements were satisfied in 2014. In making this disclosure, we have relied solely on written representations of our directors and executive officers and copies of the reports that have been filed with the Commission.

Code of Ethics

We have not adopted a code of ethics for our management because of the costs involved and our lack of resources and limited operations.

ITEM 11.	EXECUTIVE COMPENSATION.

Through March 2015, we have not paid any compensation to officers or directors in such capacity, except pursuant to our former employment agreement with Mr. Konrad described below. On February 1, 2011, we entered into a Contracted Consulting Services Agreement with PowerVerde Consulting Services, Inc., which is wholly-owned by Mr. Barker, whereby his company received a $5,000 relocation fee and received $6,000 per month for his services beginning February 15, 2011, subject to termination at any time by either party upon written notice to the other. This agreement was terminated in January 2012. Mr. Konrad also received a salary of $10,000 per month from April 2011 to October 2012 pursuant to his employment agreement described below. Since becoming PowerVerde officers, Messrs. Davis and Hofmann have not received any salary or other cash compensation for services in that capacity except that, in June 2011, Messrs. Davis and Hofmann received three-year warrants to purchase 600,000 and 200,000 shares, respectively, of our common stock, at a price of $1.05 per share (the market price on the date of grant). In addition, in March 2013, Messrs. Davis and Hofmann received five-year warrants to purchase 1,000,000 and 500,000 shares, respectively, of our common stock, at a price of $.30 per share (the market price on the date of grant). In March 2012, in exchange for his interest in Cornerstone, our then officer and director Bryce Johnson received 1,575,000 shares of our restricted common stock and three-year warrants to purchase 150,000 shares of our common stock at exercise prices of $2.00, $3.00 and $4.00 as to 50,000 shares each. Mr. Johnson resigned from his positions with PowerVerde in March 2013.

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

Consequently, on April 7, 2011, we entered into a two-year employment agreement with Mr. Konrad, pursuant to which Mr. Konrad served as our President. Pursuant to this employment agreement, we paid Mr. Konrad a salary of $10,000 per month. The employment agreement contained standard confidentiality provisions, as well as standard non-competition and non-solicitation provisions which survive for two years following termination of employment.

On August 19, 2011, we amended our agreement with Mr. Konrad dated as of April 7, 2011, relating to his surrender to the Company’s treasury of 4,500,000 shares of common stock (the “Original Agreement”). Pursuant to this amendment, we extended the due date for payment of $200,000 to be made to Mr. Konrad’s company, ARD, under the Original Agreement to on or before April 7, 2013.

On October 16, 2012, in order to enhance our ability to raise capital and limit dilution of our stockholders, as well as to satisfy our obligations to ARD for past services and Mr. Konrad under the agreement dated April 7, 2011 as amended August 19, 2011 (the “Initial Agreement”) and the employment agreement between Mr. Konrad and the Company dated April 7, 2011( the “Employment Agreement”), we entered into an agreement (the “Settlement Agreement”) with Mr. Konrad and ARD, pursuant to which Mr. Konrad agreed to surrender to our treasury 3,000,000 shares of our common stock owned by him in exchange for payment of $530,000. Of this amount, $130,000 was paid to ARD and $300,000 was paid to Mr. Konrad upon execution of the Settlement Agreement, and we agreed to pay $100,000 to Mr. Konrad in six consecutive monthly installments of $16,666.67 each due on the 16th day of each month beginning November 16, 2012. In the event any part of the $100,000 balance remained unpaid six months after the date of the Settlement Agreement, Mr. Konrad had an option to convert some or all of the unpaid balance into shares of the Company’s common stock at a price of .0667 per share. The execution of the Settlement Agreement terminated both the Initial Agreement and the Employment Agreement, and neither party had any further obligations or liabilities under those agreements. In March 2014, our debt to Mr. Konrad was paid in full following his receipt of payments totaling $116,666.67 in 2013 and 2014.

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

The following table sets forth certain information as of March 13, 2015, regarding the beneficial ownership of our common stock by (i) each of our directors and “named executive officers”; and (ii) all of our executive officers and directors as a group. To our knowledge, no other person beneficially owns more than 5% of our common stock. As of March 13, 2015 we had 31,750,106 shares outstanding.

Name and Address of Beneficial Owner	Shares Owned	Percent of Class
George Konrad1	4,027,408	12.68%
21615 N Second Avenue
Phoenix, AZ 85027

Bryce Johnson2	1,858,333	5.85%
7595 E. Gray Road
Scottsdale, Arizona 85266

Fred Barker3	1,695,990	5.34%
21615 N Second Avenue
Phoenix, AZ 85027

Officers and Directors
Richard H. Davis4	2,003,033	5.93%
8365 SW 168 Terrace
Palmetto Bay, FL l33157

John L. Hofmann5	700,000	2.16%
420 S. Dixie Highway, Suite 4B
Coral Gables, Florida 33146

All Directors and Executive Officers as a group ( persons)6	2,703,033	7.85%

1 Mr. Konrad resigned as President and Director in October 2012. At that time, he surrendered 3,000,000 shares of common stock to our Treasury.

2 Mr. Johnson resigned as an officer and director in March 2013. Includes 150,000 shares represented by currently exercisable warrants.

3 Mr. Barker’s shares are owned by Mr. Barker and his wife as joint tenants. Mr. Barker resigned as an officer and director in January 2015.

4 Mr. Davis’ shares include: 1,600,000 shares represented by currently exercisable warrants, 114,033 shares owned by Mr. Davis’ wife, as to which he disclaims beneficial ownership, and 10,000 shares owned by Darby Shore Management, Inc., a Florida corporation (“Darby”), for which Mr. Davis is an officer, director and 25% shareholder. Mr. Davis may be deemed to have voting and investment power over these shares held by Darby.

5 All of these shares are represented by currently exercisable warrants.

6 Includes 2,300,000 shares represented by currently exercisable warrants.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

See Item 11. “Executive Compensation.”

In May 2012, Mr. Barker sold 450,000 shares of common stock to PowerVerde for a price of $90,000 ($.20 per share). The 450,000 shares of common stock were surrendered to our treasury. The purchase price was payable $10,000 at closing and $10,000 per month through January 2013. Payment of the purchase price was completed in May 2013.

Mr. Barker resigned from his positions as an officer and director of the Company in January 2015.

Since July 2010, Mr. Hofmann’s accounting firm, J.L. Hofmann & Associates, P.A. (“JLHPA”) has provided financial consulting and accounting services to PowerVerde. We paid a total of $42,625 to JLHPA in 2014.

We do not have any independent directors, as our sole director Mr. Davis is an officer. We intend to seek qualified independent directors to serve on our Board of Directors by the end of 2015.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Cherry Bekaert LLP, Certified Public Accountants (“CB”) was designated by our Board of Directors to audit the consolidated financial statements of our company for the fiscal years ended December 31, 2014 and 2013. The following table summarizes the aggregate fees billed and expected to be billed to us by CB for the fiscal years ended December 31, 2014 and 2013, respectively:

Principal Accountant Fees and Service
	2014	2013
Audit Fees	$43,250	$44,000

Total	$43,250	$44,000

Audit Fees

The aggregate fees billed and expected to be billed by CB for professional services rendered for the fiscal years ended 2014 and 2013, respectively, including fees associated with the annual audit, the reviews of the consolidated financial statements included in our Forms 10-K, the reviews of the quarterly reports on Form 10-Q, fees related to filings with the Securities and Exchange Commission and consultations on accounting issues and the application on new accounting pronouncements were approximately $43,250 and $44,000, respectively.

Tax Fees

The aggregate fees billed or expected to be billed by J. L. Hofmann & Associates P.A. for tax compliance, tax advice and tax planning rendered to the Company for each of the fiscal years ended December 31, 2014 and 2013 were approximately $2,000.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

See Exhibit Index and Financial Statements Index, below.

PowerVerde, Inc.
Annual Report on Form 10-K
Year Ended December 31, 2014

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Vyrex Corporation as filed with the Delaware Secretary of State on September 8, 2005. 1

3.2	Bylaws of Vyrex Corporation, dated as of September 9, 2005. 1

3.3	Amended and Restated Certificate of Incorporation of Vyrex Corporation as filed with the Delaware Secretary of State on August 14, 2008. 2

10.1	Agreement and Plan of Merger, dated as of February 11, 2008 by and among Vyrex Corporation, Vyrex Acquisition Corporation and PowerVerde, Inc. 1,3

10.4	Intellectual Property Transfer Agreement dated as of March 4, 2009, between PowerVerde, Inc. and Edward C. Gomez. 6

10.9	Agreement dated April 7, 2011, between PowerVerde, Inc. and George Konrad. 8

10.10	Employment Agreement dated April 7, 2011, between PowerVerde, Inc. and George Konrad. 8

10.11	Employment Agreement dated as of June 15, 2011, between PowerVerde, Inc. and Mark P. Prinz 8

10.14	Amendment to Agreement dated August 19, 2011, between PowerVerde, Inc. and George Konrad.8

10.15	License Agreement dated as of September 29, 2011, between PowerVerde, Inc. and Newton Investments BV. 9

10.16	Binding Letter of Intent for Acquisition dated November 1, 2011, between PowerVerde, Inc., Bryce Johnson, Paul Kelly and Vince Hils. 10,

10.17	Agreement dated February 9, 2012, by and between PowerVerde, Inc. and Newton Investments B.V.11

10.18	Membership Interest Purchase Agreement between PowerVerde, Inc., Bryce Johnson, Paul Kelly and Vince Hils dated March 30, 2012. 12

10.19	Agreement dated October 16, 2012, among PowerVerde, Inc., George Konrad and Arizona Research and Development Inc. 19

10.20 10.21 10.22
Consulting Agreement between the Company and Waste Heat Solutions LLC dated October 25, 2012. 14

Form of Series A Secured Promissory Note dated December 2012. 14

Security Agreement between PowerVerde Inc. and Series A Note holders dated December 31, 2012. 14

10.23	Amendment to the Settlement Agreement between the Company and George Konrad dated February 7, 2014. 15

21.1	Subsidiaries of the Company. 1

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

1	Previously filed on Form 8-K filed with the SEC on February 11, 2008.
2	Previously filed on Schedule 14A filed with the SEC on July 21, 2008.
3
Nonmaterial schedules and exhibits identified in the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-B. The Company agrees to furnish supplementally to the SEC upon request by the SEC a copy of any omitted schedule(s) or exhibit(s).

4	Previously filed on Form 10-K for the year ended December 31, 2008 filed with the SEC on April 15, 2009.
5	Previously filed on Form 10-Q for the quarter ended September 30, 2009 as filed with the SEC on November 17, 2009.
6	Previously filed on Form 10-K for the year ended December 31, 2009 filed with the SEC on April 14, 2010.
7	Previously filed on Form 8-K filed with the SEC on February 4, 2011.
8	Previously filed on Form 10-Q/A for the quarter ended June 30, 2011 filed with the SEC on September 8, 2011.
9	Previously filed on Form 8-K filed with the SEC on September 30, 2011
10	Previously filed on Form 8-K filed with the SEC on November 7, 2011
11	Previously filed on Form 8-K filed with the SEC on February 9, 2012.
12	Previously filed on Form 8-K filed with the SEC on April 5, 2012.
13	Previously filed on Form 8-K filed with the SEC on October 22, 2012.
14	Previously filed on Form 10-K for the year ended December 31, 2012, filed with the SEC on May 16, 2013.
15	Previously filed on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 17, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERVERDE, INC.

Dated: March 13, 2015	by:	/s/ Richard H. Davis
Richard H. Davis
CEO and Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard H. Davis.	Chief Executive Officer, Director	March 13, 2015

/s/ John L. Hofmann	Chief Financial Officer	March 13, 2015

PowerVerde, Inc. and Subsidiary

Annual Report on Form 10-K
Year Ended December 31, 2014

i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PowerVerde, Inc. and Subsidiary
Coral Gables, Florida

We have audited the consolidated balance sheets of PowerVerde, Inc. and Subsidiary (a Development Stage Company), as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the years then ended and the period from March 9, 2007 (Date of Inception) to December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PowerVerde, Inc. and Subsidiary as of December 31, 2014 and 2013, and the consolidated results of its operations and its consolidated cash flows for the years then ended and the period from March 9, 2007 (Date of Inception) to December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $565,913 and $1,054,959 for 2014 and 2013, respectively. As of December 31, 2014 the accumulated deficit was $11,232,677. These factors, and others discussed in Note 2, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Cherry Bekaert LLP
Coral Gables, Florida
March 13, 2015

PowerVerde, Inc. and Subsidiary
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$4,736	$48,306
Accounts receivable	189,220	49,844
Employee advances	12,292	19,292
Prepaid expenses	14,238	18,366
Total Current Assets	220,486	135,808

Property and Equipment
Property and equipment, net of accumulated depreciation of $55,258 and $38,616, respectively	52,383	55,434

Other Assets
Intellectual property, net of accumulated amortization of $604,487 and $384,673, respectively	54,953	274,767
Total Assets	$327,822	$466,009

Liabilities and Stockholders’ Equity (Deficiency)
Current Liabilities
Accounts payable and accrued expenses	$100,006	$43,575
Payable to related parties	41,900	163,965
Notes payable to related parties	—	314,140
Total Current Liabilities	141,906	521,680

Long-Term Liabilities
Notes payable to related parties	374,235	—
Total Long-Term Liabilities	374,235	—

Total Liabilities	516,141	521,680

Stockholders’ Equity (Deficiency)
Preferred stock:
50,000,000 preferred shares authorized, 0 preferred shares issued and outstanding at December 31, 2014 and 2013.	—	—
Common stock:
200,000,000 common shares authorized, par value $0.0001 per share, 31,750,106 common shares issued and outstanding at December 31, 2014 and 27,600,106 common shares issued and outstanding at December 31, 2013	3,981	3,567
Additional paid-in capital	11,531,516	11,098,665
Treasury stock, 8,550,000 shares at cost	(491,139)	(491,139)
Deficit accumulated in the development stage	(11,232,677)	(10,666,764)

Total Stockholders’ Equity (Deficiency)	(188,319)	(55,671)

Total Liabilities and Stockholders’ Equity (Deficiency)	$327,822	$466,009

The accompanying notes are an integral part of these consolidated financial statements.

PowerVerde, Inc. and Subsidiary
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2014 and 2013, and the
period from March 9, 2007 (Date of Inception) to December 31, 2014

	2014	2013	Cumulative from inception through December 31, 2014
Revenue, Net	$428,747	$359,362	$1,266,558

Cost of Goods Sold	—	—	136,925

Gross Profit	428,747	359,362	1,129,633

Operating Expenses
Research and development	364,095	459,651	4,152,640
General and administrative	501,706	844,259	4,996,395
Goodwill impairment	—	—	2,637,760
Total Operating Expenses	865,801	1,303,910	11,786,795

Loss from Operations	(437,054)	(944,548)	(10,657,162)

Other Income (Expenses)
Interest income	—	—	2,401
Interest expense	(128,859)	(147,161)	(633,927)
Other income (expenses)	—	36,750	56,011
Total Other Income (Expenses)	(128,859)	(110,411)	(575,515)

Loss before Income Taxes	(565,913)	(1,054,959)	(11,232,677)
Provision for Income Taxes	—	—	—

Net Loss	$(565,913)	$(1,054,959)	$(11,232,677)

Net Loss per Share - Basic and Diluted	$(0.02)	$(0.04)
Weighted Average Common Shares Outstanding - Basic and Diluted	30,613,257	26,865,503

The accompanying notes are an integral part of these consolidated financial statements.

PowerVerde, Inc. and Subsidiary
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the years ended December 31, 2014 and 2013, and the
period from March 9, 2007 (Date of Inception) to December 31, 2014

	Common Shares	Common Stock	Additional Paid in Capital	Treasury Stock	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)
Balance at March 9, 2007 (date of inception)	—	$—	$—	$—	$—	$—
Common Stock issued for cash, net of stock issuance costs of $45,398	20,350,000	20,350	659,252	—	—	679,602

Net Loss	—	—	—	—	(274,402)	(274,402)
Balances, December 31, 2007	20,350,000	$20,350	$659,252	$—	$(274,402)	$405,200

Sale of common stock at $.50 per share	50,000	50	24,950	—	—	25,000

Stockholder Equity of Vyrex Corporation at merger	1,019,144	102	(479,771)	—	—	(479,669)

Recapitalization of PowerVerde stockholders’ equity	(20,400,000)	(20,400)	20,400	—	—	—

Shares issued related to forgiveness of debt and issued for services	275,000	28	249,972	—	—	250,000

Shares issued in exchange for PowerVerde shares	24,588,734	2,459	(2,459)	—	—	—

Warrants issued with debt	—	—	299,984	—	—	299,984

Net loss	—	—	—	—	(829,556)	(829,556)
Balances, December 31, 2008	25,882,878	$2,589	$772,328	$—	$(1,103,958)	$(329,041)

Sale of common stock at $.75 per share, net of stock issuance costs of $85,000	1,266,667	126	864,874	—	—	865,000

Common stock issued on conversion of debt	378,521	38	189,223	—	—	189,261
Common stock issued for services	75,000	8	56,242			56,242
Net loss	—	—	—	—	(890,980)	(890,980)
Balances, December 31, 2009	27,603,066	$2,761	$1,882,667	$—	$(1,994,938)	$(109,510)

Sale of common stock at $.75 per share, net of stock issuance costs of $85,000	439,999	43	296,958	—	—	297,001
Net loss	—	—	—	—	(308,352)	(308,352)
Balances, December 31, 2010	28,043,065	$2,804	$2,179,625	$—	$(2,303,290)	$(120,861)

Sale of common stock at $.75 per share, net of stock issuance costs of $150,000	2,000,000	200	1,349,800	—	—	1,350,000
Stock-based compensation	—	—	466,907	—	—	466,907
Warrants issued for services	—	—	612,150	—	—	612,150
Warrants exercised	81,500	8	122,242	—	—	122,250
Treasury stock	(4,500,000)	—	—	(170,758)	—	(170,758)
Net loss	—	—	—	—	(2,553,465)	(2,553,465)
Balances, December 31, 2011	25,624,565	$3,012	$4,730,724	$(170,758)	$(4,856,755)	$(293,777)

Sale of 906,000 shares of common stock at $1.00 per share, 450,000 at $.715 per share and 396,000 shares at $.43 per share, net of stock issuance costs of $139,803	1,752,000	176	1,258,052	—	—	1,258,228
Issuance of warrants for settlement with Newton	—	—	262,700	—	—	262,700
Stock-based compensation	—	—	658,381	—	—	658,381
Issuance of common stock at $1.37 per share for Cornerstone acquisition	2,260,000	226	3,095,974	—	—	3,096,200
Issuance of warrants for Cornerstone acquisition	—	—	201,000	—	—	201,000
Cancellation of shares issued for services to Del Mar Consulting	(75,000)	—	—	—	—	—
Warrants issued in connection with notes payable to related party	—	—	71,500	—	—	71,500
Treasury stock	(3,550,000)	—	—	(320,381)	—	(320,381)
Net loss	—	—	—	—	(4,755,050)	(4,755,050)
Balances, December 31, 2012	26,011,565	$3,414	$10,278,331	$(491,139)	$(9,611,805)	$178,801

Sale of common stock at $.25 per share	1,200,000	121	299,879	—	—	300,000
Common stock issued for services	325,000	32	124,718	—	—	124,750
Stock-based compensation	—	—	121,237	—	—	121,237
Warrants issued for services	—	—	210,000	—	—	210,000
Warrants issued in connection with Notes payable to related party	—	—	16,500	—	—	16,500
Warrants issued in connection with derivative liability	—	—	48,000	—	—	48,000
Common stock issued on conversion of debt	44,791	—	—	—	—
Cashless exercise of options	18,750	—	—	—	—
Net loss	—	—	—	—	(1,054,959)	(1,054,959)
Balances, December 31, 2013	27,600,106	$3,567	$11,098,665	$(491,139)	$(10,666,764)	$(55,671)

Sale of common stock at $.10 per share, net of stock issuance costs of $7,500	4,150,000	414	407,086	—	—	407,500
Modification of warrants in connection with Notes payable to related party	—	—	25,765	—	—	25,765
Net loss	—	—	—	—	(565,913)	(565,913)
Balances, December 31, 2014	31,750,106	$3,981	$11,531,516	$(491,139)	$(11,232,677)	$(188,319)

The accompanying notes are an integral part of these consolidated financial statements.

PowerVerde, Inc. and Subsidiary
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2014 and 2013, and the
period from March 9, 2007 (Date of Inception) to December 31, 2014

	2014	2013		Cumulative from inception through December 31, 2014
Cash Flows from Operating Activities
Net loss	$(565,913)		$(1,054,959)	$(11,232,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	236,455		231,658	659,744
Amortization of discount	85,860		87,773	526,846
Stock based compensation	—		121,237	1,302,767
Common stock issued for services	—		124,750	124,750
Goodwill impairment	—		—	2,637,760
Warrants issued for services	—		210,000	822,150
Warrants issued for settlement	—		—	262,700
Gain on re-measurement of derivative liability	—		(36,750)	(40,000)
Changes in operating assets and liabilities
Accounts receivable and prepaid expenses	(135,248)		94,118	(203,458)
Employee advances	7,000		(19,292)	(12,292)
Accounts payable and accrued expenses	56,431		(65,993)	(130,526)
Payable to related parties	(22,065)		(6,799)	130,747

Cash Used in Operating Activities	(337,480)		(314,257)	(5,151,489)

Cash Flows From Investing Activities
Purchase of property and equipment	(13,590)		(57,720)	(107,640)
Cash acquired in business acquisition	—		—	872

Cash Used in Investing Activities	(13,590)		(57,720)	(106,768)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	415,000		300,000	5,765,281
Proceeds from notes payable to related parties	—		75,000	700,000
Payment of line of credit	—		—	(50,000)
Payment of note payable to related parties	(100,000)		—	(371,206)
Purchase of treasury stock	—		—	(320,381)
Payment of stock issuance costs	(7,500)		—	(460,701)

Cash Provided by Financing Activities	307,500		375,000	5,262,993

Net (Decrease) Increase in Cash and Cash Equivalents	(43,570)		3,023	4,736
Cash and cash equivalents at Beginning of Period	48,306		45,283	—
Cash and cash equivalents at End of Period	$4,736		$48,306	$4,736

Supplemental Disclosure of Cashflow Information
Cash Paid for Interest	$43,000		$20,705	$63,705
Cash Paid for Income Taxes	$—		$—	$24,221

Supplemental Schedule of Non-Cash Financing
Common stock issued for convertible debt	$—		$—	$189,261
Common stock issued for services	$—		$124,750	$124,750
Common stock issued for acquisition of Cornerstone Conservation Group, LLC	$—		$—	$3,096,200
Warrants issued in connection with acquisition of Cornerstone Conservation Group, LLC	$—		$—	$201,000
Purchase of treasury stock with long-term related party payable		$		$242,758
Warrants issued in connection with debt	$—		$—	$299,984
Issuance of warrants as part of notes payable to related party of which $88,000 ($16,500 in Q1 2013) was classified as additional paid in capital and $88,000 ($16,500 in Q1 2013) was classified as a derivative liability	$—		$176,000	$176,000
Debt discount in connection with the modified warrants	$25,765		$—	$25,765
Warrants issued in connection with derivative liability	$—		$48,000	$48,000
Common stock issued in connection with debt forgiveness and services rendered	$—		$—	$250,000

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

The Company plans to finance its operations for the next 12 months through Biotech IP licensing fee revenues and private sales of equity and debt securities to accredited investors.

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

Accounts Receivable

Accounts receivable consist of balances due from sales and royalties. The Company monitors accounts receivable and provides allowances when considered necessary. At December 31, 2014 and 2013, accounts receivable were considered to be fully collectible. Accordingly, no allowance for doubtful accounts was provided.

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

Impairment of Long-Lived Assets

Impairment losses are recorded on long-lived assets (property, equipment and intellectual property) used in operations when impairment indicators are present and the undiscounted expected cash flows estimated to be generated by those assets are less than the carrying value of such assets. No impairment losses were recognized in the years ended December 31, 2014 and 2013.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2011, 2012, 2013 and 2014, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2014.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the consolidated financial statements as general and administrative expense.

Research and Development Costs

The Company’s research and development costs are expensed in the period in which they are incurred. Such expenditures amounted to $364,095 and $459,651 for the years ended December 31, 2014 and 2013, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share is computed in accordance with FASB ASC Topic 260, “Earnings per Share”. Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, if any, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Certain common stock equivalents were not included in the earnings (loss) per share calculation as their effect would be antidilutive. Excluded from weighted average common shares outstanding on a diluted basis were warrants exercisable for 5,586,000 shares and options for 2,750,000 shares for December 31, 2014 and warrants exercisable for 7,586,000 shares and options for 2,750,000 shares for December 31, 2013.

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

The Company reports its derivative liabilities at fair value on the accompanying consolidated balance sheet as of December 31, 2013. There were no derivative liabilities at December 31, 2014 and 2013.

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

On June 10, 2014, the FASB issued Accounting Standards Update No. 2014-10 (ASU 2014-10), which eliminates development stage reporting requirements under ASC 915, as well as amends provisions of existing variable interest entity guidance under ASC 810. Additionally, the ASU indicates that the lack of commencement of principal operations represents a risk and uncertainty and, accordingly, is subject to the disclosure requirements of ASC 275. As a result of the changes, existing development stage entity presentation and disclosure requirements are eliminated. This change should be applied retrospectively for annual reporting periods beginning after December 15, 2014, and interim periods therein. For public business entities, the amendment eliminating the exception to the sufficiency-of-equity-at-risk criterion for development stage entities in paragraph 810-10-15-16 should be applied retrospectively for annual reporting periods beginning after December 15, 2015, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. Upon adoption, entities will no longer present or disclose any information required by Topic 915. We are currently evaluating the impact of our pending adoption of ASU 2014-10 on our consolidated financial statements.

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

For each of the periods ending December 31, 2014 and 2013, amortization expense was $219,813 and accumulated amortization of the intangible asset-intellectual property was $604,487 and $384,673.

Future amortization of the intangible asset – intellectual property was as follows as of December 31, 2014:

Year ending December 31:
2015	$54,953
Total	54,953

Note 6 – Property and Equipment

A summary of property and equipment at December 31, 2014 and December 31, 2013 is as follows:

	2014	2013	Estimated Useful Lives (in years)

Equipment	$96,737	$83,146	5
Computer equipment (hardware)	6,975	6,975	3-5
Software	3,929	3,929	3
	107,641	94,050
Less: Accumulated depreciation	(55,258)	(38,616)
	$52,383	$55,434

The amounts charged to operations for depreciation expense for the year ended December 31, 2014 and 2013 were $16,641 and $11,845 respectively. Depreciation expense from inception through December 31, 2014 was $55,258.

Note 7– Stockholders’ Equity

Warrants

The Company issued warrants on June 3, 2011 to various persons, including affiliates of the Company, for services provided to the Company. These warrants covered the purchase of 1,855,000 unregistered shares of the Company’s stock at an exercise price of $1.05 per share with a five-year term. These share-based payments have been accounted for in accordance with ASC 815-40 using the Black Scholes warrant pricing model to determine the fair value of each warrant. As of December 31, 2014, all of these warrants were outstanding.

On February 3, 2012, the Company issued warrants to purchase 500,000 unregistered shares of the Company’s common stock at an exercise price of $3.00 per share with a five-year term for settlement of certain disputed amounts. These share-based payments have been accounted for in accordance with ASC 815-40 using the Black-Scholes warrant pricing model to determine the fair value of each warrant. As of December 31, 2014, all of these warrants were outstanding.

In connection with the acquisition of Cornerstone (See Note 5), on March 30, 2012, the Company issued warrants to purchase 300,000 unregistered shares of common stock at exercise prices ranging from $2.00 to $4.00 per share. These warrants expire at various dates through December 2017. As of December 31, 2014, all of these warrants were outstanding.

During the second quarter of 2012, the Company issued warrants to purchase 335,000 unregistered shares of the Company’s common stock at an exercise price of $3.00 per share in association with stock subscription agreements. These warrants expire on various dates through 2015. As of December 31, 2014, all of these warrants were outstanding.

During the third quarter of 2012, the Company issued warrants to purchase 71,000 unregistered shares of the Company’s common stock at an exercise price of $3.00 per share in association with stock subscription agreements. These warrants expire July 30, 2015. As of December 31, 2014, all of these warrants were outstanding.

During the fourth quarter of 2012, the Company issued warrants to purchase 225,000 unregistered shares of the Company’s common stock at an exercise price of $1.00 per share in association with stock subscription agreements. These warrants expire October 31, 2015. As of December 31, 2014, all of these warrants were outstanding.

In December 2012, the Company issued warrants to purchase 325,000 unregistered shares of the Company’s common stock at an exercise price of $.41 per share in association with the Secured Promissory Note (See Note 10). These warrants expire December 31, 2015. As of December 31, 2014, all of these warrants were outstanding.

During January 2013, the Company issued three-year warrants to purchase 75,000 unregistered shares of the Company’s common stock at an exercise price of $0.41 per share in association with the Secured Promissory Note (See Note 10). These warrants expire December 31, 2015. As of December 31, 2014, all of these warrants were outstanding.

During March 2013, the Company issued its Chief Executive Officer and Chief Financial Officer five –year warrants to purchase common stock at an exercise price of $0.30 per share (market price on date of grant) in the amounts of 1,000,000 and 500,000 shares, respectively. The Company recognized $210,000 in compensation expense. As of December 31, 2014, all of these warrants were outstanding.

On December 1, 2013, the Company issued additional three-year warrants to purchase 400,000 unregistered shares of the Company’s common stock at an exercise price equal to $0.21 per share (the average closing price of the common stock during the 10 trading days prior to December 1, 2013). This was in association with the Secured Promissory Note (See Note 10). These warrants expire December 31, 2016. As of December 31, 2014, all of these warrants were outstanding.

During the fourth quarter of 2014, the Company revised the terms of the original warrants issued December 31, 2012, extending the maturity date from December 31, 2015 to December 31, 2017 and the exercise price was reduced from $0.41 per share to $0.39 per share. The Company also revised the terms of the additional warrants issued December 1, 2013, to extend the maturity date to December 31, 2018 and the exercise price was reduced from $.21 per share to $0.17 per share.

A summary of warrants issued, exercised and expired during the year ending December 31, 2014 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2013	7,586,000	$.92	$45,000
Issued	—	—	—
Expired	(2,000,000)	(.75)	—
Balance at December 31, 2014	5,586,000	$.99	$45,000

The weighted average grant date fair value of warrants issued during the year ended December 31, 2014 amounted to $0.06 per warrant. The fair value of each warrant granted for equity and debt raises was determined using the Black-Scholes warrant pricing model and the following assumptions:

December 31, 2014
Risk free interest rate	1.10 % to 1.38%
Expected term	3-4 years
Annualized volatility	90%
Expected dividends	—

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

In the third quarter of 2014, the Company raised gross proceeds of $100,000 through private placement of 1,000,000 unregistered shares of common stock to accredited investors at $.10 per share.

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

On October 16, 2012, 3,000,000 shares of the Company’s stock were surrendered to Treasury in exchange for $530,000, $100,000 of which was due in six equal monthly installments, beginning on November 16, 2012. The Company only made one of the required payments during 2013 and the payment schedule was renegotiated in the fourth quarter of 2013 and the first quarter of 2014. The payable had a balance of $100,000, including accrued interest, as of December 31, 2013 and was included in the “Payable to related parties” in the accompanying consolidated balance sheets. The $100,000 debt was paid in full in the first quarter of 2014.

Note 8 – Stock Options

Stock option activity for the year ended December 31, 2014, is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2013	2,750,000	$0.78	9.00	$—
Granted	—	—	—	—
Expired/forfeited	—	—	—	—
Options outstanding at December 31, 2014	2,750,000	$0.78	9.00	$—

Total stock-based compensation for the years ended December 31, 2014 and 2013 was $0 and $121,237 respectively.

There is no unrecognized stock compensation expense at December 31, 2014.

Note 9 – Notes Payable to Related Parties

In the fourth quarter of 2012, in an effort to raise capital, the Company entered into various Secured Promissory Note agreements with accredited investors, who are also existing stockholders of the Company. As of December 31, 2013, $400,000 was raised, of which $325,000 was raised in 2012 and $75,000 in the first quarter 2013. Upon closing, the Company issued to the investors three-year warrants for the purchase of 400,000 shares (in the aggregate) of the Company’s common stock at a price of $.41 per share and a commitment to issue additional warrants on December 1, 2013. On December 1, 2013, the Company issued additional three year warrants for 400,000 shares to the investors at an exercise price equal to $.21 per share (the average price of the common stock during the 10 trading days prior to December 1, 2013). See revisions to warrants discussed below.

The promissory notes bear interest at the rate of 10% per annum based on a 365-day year. Accrued interest was paid semi-annually on June 30, 2013, December 31, 2013, June 30, 2014, and December 31, 2014. The entire principal balance of the Note, together with all unpaid interest accrued thereon, shall be due and payable on December 31, 2014. In the event the Company defaults on interest and/or principal payments, the Company will use all accounts receivable obtained now or hereafter existing, pursuant to the License Agreement from VDF FutureCeuticals Inc. (the “Licensee”), as collateral.

The Company analyzed the terms of the warrants based on the provisions of ASC 480, “Distinguishing Liabilities from Equity,” and determined that the warrants issued in conjunction with the closing of the notes payable qualified for equity accounting. The commitment to issue warrants on December 1, 2013 was classified as derivative liabilities until issuance on December 1, 2013. On December 1, 2013 the Company determined that the warrants qualified as equity accounting and as such the Company reclassified the fair value of the derivative liability to equity at December 1, 2013.

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

In the fourth quarter 2014, the Note Holders agreed to extend the maturity date of the Note principal balance to December 31, 2016. In connection with the Note extension, the Company revised the terms of the original warrants issued December 31, 2012, extending the expiration date from December 31, 2015 to December 31, 2017 and the exercise price was reduced from $0.41 per share to $0.39 per share. The Company also revised the terms of the additional warrants to extend the expiration date to December 31, 2018 and the exercise price was reduced from $.21 per share to $0.17 per share. The relative fair value of the common stock warrants recorded as additional paid in capital was $25,765. This discount is being amortized to interest expense over the extended term of the Secured Promissory Note to related parties using the effective interest method. The fair value of the modified common stock warrants was determined using the Black-Scholes pricing model.

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

Note 10 – Commitments and Contingencies

On September 29, 2011, the Company entered into a license agreement (the “License Agreement”) with Newton Investments BV. Pursuant to the License Agreement, Newton acquired, for a period of 10 years, the exclusive manufacturing and distribution rights for the Systems in the 27 countries which are currently members of the European Union, subject to Newton’s achieving minimum sales of at least 100 Systems per year beginning in the second year of the License Agreement, payment of a royalty equal to 20% of the gross sales price of each System sold, and other terms and conditions set forth in the License Agreement. Due to technical problems with the Company’s Systems, the Company deferred commencement of the minimum sales requirement until the problems were resolved. Newton terminated the License Agreement in August 2014.

On October 25, 2012, the Company entered into a consulting agreement with Hank Leibowitz, the principal of Waste Heat Solutions, LLC. Pursuant to this consulting agreement, which is terminable by either party on 30 days’ notice, the Company paid Waste Heat Solutions, $5,000 per month through February 2013 and has paid $7,500 per month thereafter. In connection with this consulting agreement, the Company issued to Waste Heat Solutions (i) a fully vested 10-year option to purchase 500,000 shares of common stock at $.56 per share and (ii) a 10-year option, vesting six months from the contract date, i.e., on April 25, 2013, to purchase an additional 500,000 shares at $.56 per share. The fair value of the fully vested option was approximately $182,000 and was recorded as general and administrative expenses in the consolidated statement of operations during 2012. The fair value of the option vesting six months from the contract date was approximately $182,000 of which approximately $61,000 was recorded as research and development expense in the consolidated statement of operations during 2012. Approximately $91,000 was recorded during the first quarter of 2013 and the remaining $30,000 was recognized in the second quarter of 2013. All amounts were recorded in research and development expense in the accompanying consolidated statements of operations.

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

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months. The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2014, 2013, 2012 and 2011.

The Company classifies interest and penalties arising from underpayment of income taxes in the consolidated statements of operations as general and administrative expenses. As of December 31, 2014, the Company had no accrued interest or penalties related to uncertain tax provisions.

Significant components of the Company’s net deferred income taxes are as follows:

	For the Years ended December 31,
	2014	2013
Deferred tax assets:

Net operating loss carryforwards	$2,307,440	$2,092,216
Start-up cost	350,834	381,070
Goodwill	805,100	871,272
Amortization of Intellectual Property	(6,893)	(6,893)
Stock based compensation	621,858	542,836
Other	131	1,653
Deferred tax assets	4,078,470	3,882,154
Less valuation allowance	(4,078,470)	(3,882,154)
Net deferred tax assets after valuation allowance	$—	$—

A reconciliation of the U.S. statutory federal income tax rate to the effective income tax rate (benefit) follows:

Rate Reconciliation	For the Years ended December 31,
	2014	2013

Federal income tax at statutory rate	$(192,410)	$(358,686)
State Tax, net of Federal rate	(20,543)	(58,023)
Permanent Differences	237	(13,829)
Forfeiture of fully vested stock compensation	—	255,438
Rate Change from 39.5% to 37.63%	—	88,950
Other	16,400	21,891
Change in Valuation Allowance	196,316	64,259
	$—	$—

In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more than likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment. After consideration of the evidence, both positive and negative, management has determined that a $4,078,470 valuation allowance at December 31, 2014 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $196,315, as opposed to $64,259 on December 31, 2013. At December 31, 2014, the Company has available net operating loss carry forwards for federal income tax purposes of $5,841,620 expiring at various times from 2027 through 2032.

Valuation and Qualifying Accounts

Description	Balance at	Charged to	Write-offs	Other	Balance at
	Beginning	Cost and		Charges	End of
	of Period	Expenses			Period

Deferred tax asset valuation allowance

Year ended December 31, 2014	$3,882,154	$196,316	$—	$—	$4,078,470
Year ended December 31, 2013	$3,817,895	$64,259	$—	$—	$3,882,154

Note 12 – Related Party Transactions

See Note 7 for discussion of transactions with the Company’s Co-Founders, George Konrad and Fred Barker.

Note 13 – Subsequent Events

There have been no material events since December 31, 2014.

