Form 10-Q
period 2015-03-31
POWERVERDE, INC.
filed 2015-05-15
CIK 933972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2015

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 000-27866

POWERVERDE, INC.
(Exact name of Registrant as specified in its charter)

Delaware	88-0271109
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

420 S. Dixie Highway Suite 4-B
Coral Gables, FL33146
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 13, 2015 the issuer had 31,750,106 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

PowerVerde, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
March 31, 2015 (Unaudited) and December 31, 2014

	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$3,427	$4,736
Accounts receivable	154,887	189,220
Employee advances	6,292	12,292
Prepaid expenses	12,163	14,238
Total Current Assets	176,769	220,486

Property and Equipment
Property and equipment, net of accumulated depreciation of $59,141 and $55,258, respectively	48,500	52,383

Other Assets
Intellectual Property, net of accumulated amortization of $659,440 and $604,487, respectively	—	54,953
Total Assets	$225,269	$327,822

Liabilities and Stockholders’ Deficiency
Current Liabilities
Accounts payable and accrued expenses	$47,609	$100,006
Payable to related parties	41,900	41,900
Total Current Liabilities	89,509	141,906

Long-Term Liabilities
Notes payable to related parties	377,411	374,235
Total Long-Term Liabilities	377,411	374,235

Total Liabilities	466,920	516,141

Stockholders’ Deficiency
Preferred Stock:
50,000,000 preferred shares authorized, 0 preferred shares issued at March 31, 2015 and December 31, 2014	—	—
Common stock:
200,000,000 common shares authorized, par value $0.0001 per share, 31,750,106 common shares issued at March 31, 2015 and December 31, 2014	3,981	3,981
Additional paid-in capital	11,531,516	11,531,516
Treasury stock, 8,550,000 shares at cost	(491,139)	(491,139)
Accumulated deficit	(11,286,009)	(11,232,677)
Total Stockholders’ Deficiency	(241,651)	(188,319)

Total Liabilities and Stockholders’ Deficiency	$225,269	$327,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
For the three months ended March 31, 2015 and 2014
(Unaudited)

	2015	2014

Royalty revenue	$154,887	$40,154

Operating Expenses
Research and development	84,656	151,481
General and administrative	109,784	153,435
Total Operating Expenses	194,440	304,916

Loss from Operations	(39,553)	(264,762)

Other Income (Expenses)
Interest expense	(13,779)	(21,188)
Total Other Income (Expense)	(13,779)	(21,188)

Loss before Income Taxes	(53,332)	(285,950)
Provision for Income Taxes	—	—

Net Loss	$(53,332)	$(285,950)

Net Loss per Share - Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding - Basic and Diluted	31,750,106	13,000,046

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2015 and 2014
(Unaudited)

	2015	2014
Cash Flows from Operating Activities
Net loss	$(53,332)	$(285,950)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58,836	58,954
Amortization of discount	3,176	10,586
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets	36,408	18,127
Employee advances	6,000	—
Accounts payable and accrued expenses	(52,397)	77,934
Payable to related parties	—	(117,000)

Cash Used in Operating Activities	(1,309)	(237,349)

Cash Flows From Investing Activities
Purchase of property and equipment	—	(13,591)

Cash Used in Investing Activities	—	(13,591)

Cash Flows from Financing Activities

Proceeds from issuance of common stock	—	240,000

Cash Provided by Financing Activities	—	240,000

Net Decrease in Cash and Cash Equivalents	(1,309)	(10,940)

Cash and Cash Equivalents at Beginning of Period	4,736	48,306

Cash and Cash Equivalents at End of Period	$3,427	$37,366

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2015

Note 1 – Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Annual Report of PowerVerde, Inc. (“PowerVerde,” “we,” “us,” “our,” or the “Company”) as of and for the year ended December 31, 2014. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results to be expected for the full year or for future periods. The condensed consolidated financial statements include the accounts of PowerVerde, Inc., formerly known as Vyrex Corporation (the “Company”), and PowerVerde Systems, Inc., formerly known as PowerVerde, Inc., its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

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

Note 3 – Summary of Significant Accounting Policies

Nature of Business

The Company is devoting substantially all of its present efforts to establish a new business involving the development and commercialization of clean energy electric power generation systems, and none of its planned principal operations have commenced. However, royalties from licenses unrelated to planned principal operations continue to be recognized as revenue.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable consist of balances due from sales and royalties. The Company monitors accounts receivable and provides allowances when considered necessary. At March 31, 2015, accounts receivable were considered to be fully collectible. Accordingly, no allowance for doubtful accounts was provided.

Employee Advances

The employee advances represent the payroll taxes due on the issuance of common stock as compensation prior to 2014.

Revenue Recognition

Licensing and royalty revenue from royalty agreements is recognized in accordance with the terms of the specific agreement. Revenues recognized under these agreements amount to 100% of total revenues of the three months ended March 31, 2015 and 2014.

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

Impairment of Long-Lived Assets

Impairment losses are recorded on long-lived assets (property, equipment and intellectual property) used in operations when impairment indicators are present and the undiscounted expected cash flows estimated to be generated by those assets are less than the carrying value of such assets. No impairment losses have been recognized during the three months ended March 31, 2015 or 2014.

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

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company, or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

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

Earnings (Loss) Per Share

Earnings (loss) per share is computed in accordance with FASB ASC Topic 260, “Earnings per Share”. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Certain common stock equivalents were not included in the earnings (loss) per share calculation as their effect would be anti-dilutive. Warrants exercisable for 5,086,000 shares and options for 2,750,000 shares were excluded from weighted average common shares outstanding on a diluted basis.

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

Note 4 – Recent Accounting Pronouncements

Refer to the consolidated financial statements and footnotes thereto included in the PowerVerde, Inc. Annual Report on Form 10-K for the year ended December 31, 2014 for recent accounting pronouncements. Other pronouncements have been issued but the Company does not believe that their adoption will have a significant impact on the financial position or results of operations. We have adopted ASU 2014-10 on our condensed consolidated financial statements effective January 1, 2015.

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

We have adopted ASU 2014-10 on our condensed consolidated financial statements effective January 1, 2015.

Note 5 – Intellectual Property

Intellectual property consists of technology acquired from the purchase of 100% of the membership interests of Cornerstone Conservation Group LLC (“Cornerstone”).

For each of the three months ended March 31, 2015 and 2014, amortization expense was $54,953 and accumulated amortization of the intangible asset- intellectual property was $659,440 at March 31, 2015.

Note 6 – Stockholders’ Deficiency

Warrants

Expenses related to warrants issued in conjunction with settlement of certain disputes are included in the condensed consolidated statements of operations.

A summary of warrants issued, exercised and expired during the three months ended March 31, 2015 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2014	5,586,000	$.99	$45,000
Issued	—	—	—
Expired	(500,000)	(1.00)	—
Balance at March 31, 2015	5,086,000	$.99	$45,000

Note 7 – Stock Options

Stock option activity for the quarter ended March 31, 2015, is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	2,750,000	$0.78	9.00	$—
Granted	—	—	—	—
Expired/forfeited	—	—	—	—

Options outstanding at March 31, 2015	2,750,000	$0.78	9.00	$—

Total stock option compensation for the three months ended March 31, 2015 and 2014 was $0. There is no unrecognized compensation expense associated with the options.

Note 8 – Payables to Related Parties

Notes payable to related parties at March 31, 2015 consist of notes payable to stockholders of $400,000 (issued in 2012), less unamortized discount of $22,589 related to common stock warrants that had been issued to the stockholders with the notes. The discount is being amortized over the extended term of the notes, which are due in one principal payment on December 31, 2016. Interest is payable semiannually at 10%. The note is collaterized by all receivables now or hereafter existing pursuant to the license agreement with VDF FutureCeuticals, Inc. discussed in Note 3.

Payable to related party at March 31, 2015 consists primarily of a $30,000 unsecured note payable to Edward Gomez bearing interest at 10%. The note was due in full in May 2015. However, during May 2015, $10,000 of the note balances and all accrued interest was paid and the lender extended the maturity date on the balance of the note to July 2015.

 Note 9 - Commitments and Contingencies

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

Note 10 - Related Party Transactions

See Note 8 for discussion of transactions with stockholders.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Readers are cautioned that the statements in this Report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are based on the beliefs of our management, as well as on assumptions made by and information currently available to us as of the date of this Report. When used in this Report, the words “plan,” “will,” “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project” and similar expressions are intended to identify such forward-looking statements. Although we believe these statements are reasonable, actual actions, operations and results could differ materially from those indicated by such forward-looking statements as a result of the risk factors included in our 2014 Annual Report, or other factors. We must caution, however, that this list of factors may not be exhaustive and that these or other factors, many of which are outside of our control, could have a material adverse effect on us and our ability to achieve our objectives. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our condensed consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2011, 2012, and 2013, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2015.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the condensed consolidated financial statements as general and administrative expense.

Revenue Recognition

Licensing and royalty revenue from royalty agreements is recognized as earned in accordance with the terms of the specific agreement.

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company, or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

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

Overview

From January 1991 until October 2005, the Company devoted substantially all of its efforts and resources to research and development related to its unsuccessful Biotech Business, in particular the study of biological oxidation and antioxidation directed to the development of potential therapeutic products for the treatment of various diseases and conditions. In the most recent years, the Company’s research focused mainly on targeted antioxidant therapeutics and nutraceuticals. The Company, has generated only limited revenue from product sales and has relied primarily on equity financing, licensing revenues, and various debt instruments for its working capital. The Company has been unprofitable since its inception.

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

Results of Operations

Three Months Ended March 31, 2015 as Compared to Three Months Ended March 31, 2014

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. We had no revenues from sales in the first quarter of 2015 and 2014 — but we recorded $154,887 and $40,154 in Biotech IP licensing fees, respectively. Our research and development expenses decreased by $66,825 (44.1%) in the first quarter of 2015 as compared to 2014. This decrease is because we are in the process of testing and are not currently building any new generator systems. Our general and administrative expenses decreased by $43,651 (28.5%) in the first quarter of 2015 as compared to 2014, due mainly to decreased expenses in 2015 for legal fees and employee compensation. Our net loss was $53,332 in the first quarter of 2015, an 81.4% decrease from the net loss of $285,950 in the first quarter of 2014. Substantial net losses will continue until we are able to successfully commercialize and market our products, as to which there can be no assurance.

Liquidity and Capital Resources

We have financed our operations since inception through the sale of debt and equity securities. As of March 31, 2015, we had a working capital surplus of $87,260 compared to a working capital surplus of $78,580 at December 31, 2014.

We expect 2015 Biotech IP revenues to approximate the 2014 levels; however, there can be no assurance that this revenue level will be achieved.

We continue to seek funding from private debt and equity investors, as we need to promptly raise substantial additional capital in order to finance our plan of operations. There can be no assurance that we will be able to raise the necessary funds on commercially acceptable terms if at all. If we do not raise the necessary funds, we may be forced to cease operations.

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework. Based on this evaluation, our management concluded that, as of March 31, 2015, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in internal control over financial reporting during the first quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

           There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the 2014 Annual Report. Please refer to that section for disclosure regarding the risks and uncertainties related to our business.

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
__________________

SIGNATURES

In accordance with Section 13(a) or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERVERDE, INC.

Dated: May 15, 2015	By:	/s/ Richard H. Davis
Richard H. Davis
Chief Executive Officer

Dated: May 15, 2015	By:	/s/ John L. Hofmann
John L. Hofmann
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE