Form 10-Q
period 2015-06-30
POWERVERDE, INC.
filed 2015-08-11
CIK 933972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the Quarterly Period ended June 30, 2015

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 11, 2015 the issuer had 31,750,106 shares of common stock outstanding.

PART I FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

PowerVerde, Inc. and Subsidiary Condensed Consolidated Balance Sheets June 30, 2015 (Unaudited) and December 31, 2014
	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$7,809	$4,736
Accounts receivable	32,709	189,220
Employee advances	292	12,292
Prepaid expenses	4,328	14,238
Note receivable, related party	38,000
Total Current Assets	83,138	220,486

Property and Equipment
Property and equipment, net of accumulated depreciation of $63,025 and $55,258, respectively	44,616	52,383

Other Assets
Intellectual Property, net of accumulated amortization of $659,440 and $604,487	36,552	54,953
Total Assets	$164,306	$327,822

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable and accrued expenses	$28,332	$100,006
Note payable	18,242
Payable to related parties	6,000	41,900
Total Current Liabilities	52,574	141,906

Long-Term Liabilities
Note payable	40,194	—
Notes payable to related parties	380,622	374,235
Payable to related party	20,000	—
Total Long-Term Liabilities	440,816	374,235

Total Liabilities	493,390	516,141

Stockholders' Deficiency
Preferred Stock:
50,000,000 preferred shares authorized, 0 preferred shares issued at June 30, 2015 and December 31, 2014
Common stock:
200,000,000 common shares authorized, par value $0.0001 per share, 31,750,106 common shares issued and outstanding at June 30, 2015 and December 31, 2014	3,981	3,981
Additional paid-in capital	11,531,516	11,531,516
Treasury stock, 8,550,000 shares at cost	(491,139)	(491,139)
Accumulated deficit	(11,373,442)	(11,232,677)
Total Stockholders' Deficiency	(329,084)	(188,319)

Total Liabilities and Stockholders' Deficiency	$164,306	$327,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary Condensed Consolidated Statements of Operations For the three and six months ended June 30, 2015 and 2014 (Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Royalty revenue	$32,709	$125,975	$187,596	$166,129

Operating Expenses
Research and development	56,324	111,115	140,980	262,596
General and administrative	49,886	101,887	159,670	255,322
Total Operating Expenses	106,210	213,002	300,650	517,918

Loss from Operations	(73,501)	(87,027)	(113,054)	(351,789)

Other Income (Expenses)
Interest expense	(13,932)	(42,368)	(27,711)	(63,556)
Total Other Income (Expense)	(13,932)	(42,368)	(27,711)	(63,556)

Loss before Income Taxes	(87,433)	(129,395)	(140,765)	(415,345)
Provision for Income Taxes	—	—	—	—

Net Loss	$(87,433)	$(129,395)	$(140,765)	$(415,345)

Net Loss per Share - Basic and Diluted	$(0.003)	$(0.004)	$(0.004)	$(0.01)

Weighted Average Common Shares Outstanding - Basic and Diluted	31,750,106	30,197,908	31,750,106	29,778,007

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary Condensed Consolidated Statements of Cash Flows For the six months ended June 30, 2015 and 2014 (Unaudited)
	2015	2014
Cash Flows from Operating Activities
Net loss	$(140,765)	$(415,345)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	62,720	117,683
Amortization of discount	6,387	42,579
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	166,421	(69,490)
Employee advances	12,000	-
Accounts payable and accrued expenses	(71,674)	82,761
Payable to related parties	(15,900)	(92,000)

Cash Provided by (Used in) Operating Activities	19,189	(333,812)

Cash Flows From Investing Activities
Purchase of property and equipment	—	(13,591)
Purchase of intellectual property	(16,116)	—

Cash Used in Investing Activities	(16,116)	(13,591)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	—	315,000
Payment of stock issuance costs	—	(7,500)

Cash Provided by Financing Activities	—	307,500

Net Increase (Decrease) in Cash and Cash Equivalents	3,073	(39,903)

Cash and Cash Equivalents at Beginning of Period	4,736	48,306

Cash and Cash Equivalents at End of Period	$7,809	$8,403

Supplemental Disclosure of Non-Cash Activities
Note Receivable in connection with IP acquisition	$38,000	—
Note Payable in connection with IP acquisition	$58,436	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2015

Note 1 – Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Annual Report of PowerVerde, Inc. (“PowerVerde,” “we,” “us,” “our,” or the “Company”) as of and for the year ended December 31, 2014. The results of operations for the three and six months ended June 30, 2015, are not necessarily indicative of the results to be expected for the full year or for future periods. The condensed consolidated financial statements include the accounts of PowerVerde, Inc., formerly known as Vyrex Corporation (the "Company"), and PowerVerde Systems, Inc., formerly known as PowerVerde, Inc., its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable consist of balances due from royalties in connection with the license agreement with VDF FutureCeuticals, Inc. The Company monitors accounts receivable and provides allowances when considered necessary. At June 30, 2015, accounts receivable were considered to be fully collectible. Accordingly, no allowance for doubtful accounts was provided.

Employee Advances

The employee advances represent the payroll taxes due on the issuance of common stock as compensation prior to 2014.

Revenue Recognition

Royalty revenue from royalty agreements is recognized in accordance with the terms of the specific agreement. Revenues recognized under these agreements amount to 100% of total revenues for the three and six months ended June 30, 2015 and 2014.

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

Impairment of Long-Lived Assets

Impairment losses are recorded on long-lived assets (property, equipment and intellectual property) used in operations when impairment indicators are present and the undiscounted expected cash flows estimated to be generated by those assets are less than the carrying value of such assets. No impairment losses have been recognized during the six months ended June 30, 2015 or 2014.

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

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All outstanding warrants as of December 31, 2014 and June 30, 2015 were classified as equity.

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

Earnings (Loss) Per Share

Earnings (loss) per share is computed in accordance with FASB ASC Topic 260, “Earnings per Share”. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Certain common stock equivalents were not included in the earnings (loss) per share calculation as their effect would be anti-dilutive. Warrants exercisable for 4,751,000 shares and options for 2,750,000 shares were excluded from weighted average common shares outstanding on a diluted basis.

Financial instruments

The Company carries cash and cash equivalents, accounts receivable, accounts payable and accrued expenses at historical costs. The respective estimated fair values of these assets and liabilities approximate carrying values due to their current nature. The Company also carries notes payable to related parties at historical cost less discounts from warrants issued as loan financing costs. The fair value of such notes is significantly similar to the face value of the notes ($400,000).

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

Note 5 – Intellectual Property

Intellectual Property partially consists of technology acquired from the purchase of 100% of the membership interests of Cornerstone Conservation Group LLC (“Cornerstone”) in March 30, 2012 for $659,440. Accumulated amortization with respect to this intellectual property was $659,440 at June 30, 2015.

On June 30, 2015, the Company entered into an Assignment Agreement with VyrexIP Holdings Inc., a company owned by Company shareholder Edward Gomez for the purchase of intellectual property. The net price of these assets was comprised of a down payment of $16,116 and a $58,436 promissory note to the seller due July 15, 2016, partially offset by assignment by the seller to the Company of a $38,000 promissory note due November 14, 2015, issued by the seller’s licensee Epalex Corporation, a company of which Mr. Gomez is chairman and a major stockholder.

For each of the six months ended June 30, 2015 and 2014, amortization expense was $54,953 and $109,907 and accumulated amortization of the intangible asset- intellectual property was $659,440 at June 30, 2015.

Future amortization of the intangible asset – intellectual property was as follows as of June 30, 2015:

Year ending December 31:
2015	$6,092
2016	12,184
2017	12,184
2018	6,092
Total	$36,552

Note Payable at June 30, 2015 consists of $58,436 promissory note to VyrexIP Holdings Inc. for the purchase of intellectual property. The Company has agreed to pay principal plus accrued interest over 10 monthly payments of $6,080.64, each due on the 15th day of each month, beginning October 15th, 2015.

The installments due by December 15, 2015 are included in the Current Liabilities portion of the Note Payable on the condensed consolidated financial statements.

The remaining installments due by July 15, 2016 are included in the Long-Term Liabilities portion of the Note Payable on the condensed consolidated financial statements.

Note 6 – Stockholders’ Deficiency

Warrants

Expenses related to warrants issued in conjunction with settlement of certain disputes are included in the condensed consolidated statement of operations.

A summary of warrants issued, exercised and expired during the six months ended June 30, 2015 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2014	5,586,000	$.99	$45,000
Issued	—	—	—
Expired	(835,000)	(1.80)	—
Balance at June 30, 2015	4,751,000	$.84	$45,000

Note 7 – Stock Options

Stock option activity for the six months ended June 30, 2015, is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2014	2,750,000	$0.78	9.00
Granted	—	—	—
Expired/forfeited	—	—	—

Options outstanding at June 30, 2015	2,750,000	$0.78	9.00

Total stock option compensation for the six months ended June 30, 2015 and 2014 was $0. There is no unrecognized compensation expense associated with the options.

Note 8 - Notes Payable to Related Parties

Notes payable to related parties at June 30, 2015 consist of notes payable to stockholders of $400,000 (issued in 2012), less unamortized discount of $19,388 related to common stock warrants that had been issued to the stockholders with the notes. The discount is being amortized over the extended term of the notes, which are due in one principal payment on December 31, 2016. Interest is payable semiannually at 10%. The note is collaterized by all receivables now or hereafter existing pursuant to the license agreement with VDF FutureCeuticals, Inc. discussed in Notes 3 and 9.

Payable to related party at June 30, 2015 consists primarily of a $20,000 unsecured note payable to Company shareholder Edward Gomez bearing interest at 10%. On June 11, 2015, the lender extended the maturity date on the balance of the note to July 31, 2016.

Note 9 - Commitments and Contingencies

On June 25, 2015, Company consultant Hank Leibowitz assigned to the Company a patent he obtained for a system and method for using high temperature sources in Rankine cycle power systems. The Company has agreed to pay Mr. Leibowitz a 2% royalty for any and all revenues of products and/or project sales by the Company based on the subject patent.

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

In May 2014, the case was settled pursuant to the Company’s agreement to pay Mr. Johnson $30,088, with $5,088 due upon execution of the settlement agreement plus an additional $25,000 payable in installments of $12,500 each in July and August 2014. The installments due in July and August are included in the Payable to Related Parties on the condensed consolidated financial statements at December 31, 2014. As of the date of this filing, all of the settlement payments have been made, and this case is concluded.

The Company’s license agreement with VDF FutureCeuticals, Inc., which has generated all of  the Company’s revenues since 2012, will terminate in March 2018, when the underlying patents expire.

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

Critical Accounting Policies

The condensed consolidated financial statements of PowerVerde, Inc. are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. We believe the following critical accounting policies affect its more significant judgments and estimates used in the preparation of financial statements.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our condensed consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2011, 2012, 2013 and 2014, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2015.

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

Following the cessation of material Biotech Business operations in October 2005, the Company turned its primary focus to seeking an appropriate merger partner for its public shell. This resulted in the February 2008 merger with Vyrex (the “Merger”). In March 2009, we assigned our Biotech IP to an investor in exchange for his agreement to pay all future expenses relating to the Biotech IP and to pay us 20% of any net proceeds received from new contracts for sale and/or licensing of the Biotech IP.  We retained the rights to all revenue from pre-Merger Biotech IP licensing contracts.

In June 2015, we reacquired the Biotech IP from the investor for a net price of $36,552, consisting of a cash down payment of $16,116 and a $58, 436 note to the investor due July 15, 2016, partially offset by an assignment by the investor to the Company of a $38,000 promissory note due November 14, 2015, issued by a post-Merger licensee of the Biotech IP.  While the Company believes that it will be able to generate significant new revenue from the Biotech IP as a result of the June 2015 transaction, there can be no assurance that any such revenue will be generated.  See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements.

Since the Merger, we have focused on the development, testing and commercialization of our electric power systems, in particular, their applicability to thermal and natural gas pipeline operations. Our business is subject to significant risks, including the risks inherent in our research and development efforts, uncertainties associated with obtaining and enforcing patents and intense competition. See “Risk Factors”.

Except as specifically noted to the contrary, the following discussion relates only to PowerVerde since, as a result of the Merger, the only historical financial statements presented for the Company in periods following the Merger are those of the operating entity, PowerVerde.

Results of Operations

Three Months Ended June 30, 2015 as Compared to Three Months Ended June 30, 2014

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. We had no revenues from sales in the second quarter of 2015 and 2014 – but we recorded $32,709 and $125,975 in Biotech IP licensing fees (based on pre-Merger contracts), respectively. In both years, we had substantial expenses due to our ongoing research and development activities and efforts to commercialize our systems, as well as substantial administrative expenses associated with our status as a public company. Our research and development expenses decreased by $54,791 (49.3%) in the second quarter of 2015 as compared to 2014. This decrease is because we are in the process of testing and are not currently building any new generator systems. Our general and administrative expenses decreased by $52,001 (51.0%) in the second quarter of 2015 as compared to 2014, due mainly to decreased expenses in 2015 for amortization and employee compensation. Our net loss was $87,433 in the second quarter of 2015, a 32.4% decrease from the net loss of $129,395 in the second quarter of 2014. Substantial net losses will continue until we are able to successfully commercialize and market our systems, as to which there can be no assurance.

Six Months Ended June 30, 2015 as Compared to Six Months Ended June 30, 2014

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. We had no revenues from sales in the first six months of 2015 and 2014 – but we recorded $187,596 and $166,129 in Biotech IP licensing fees (based on pre-Merger contracts), respectively. In both years, we had substantial expenses due to our ongoing research and development activities and efforts to commercialize our systems, as well as substantial administrative expenses associated with our status as a public company. Our research and development expenses decreased by $121,616 (46.3%) in the first six months of 2015 as compared to 2014. This decrease is because we are in the process of testing and are not currently building any new generator systems. Our general and administrative expenses decreased by $95,652 (37.5%) in the first six months of 2015 as compared to 2014, due mainly to decreased expenses in 2015 for amortization and employee compensation. Our net loss was $140,765 in the first six months of 2015, a 66.1% decrease from the net loss of $415,345 in the first six months of 2014. Substantial net losses will continue until we are able to successfully commercialize and market our systems, as to which there can be no assurance.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of debt and equity securities.  Also, since 2012 we have received material amounts of Biotech IP royalty fees.  As of June 30, 2015, we had working capital of $30,564 compared to $78,580 at December 31, 2014.

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework. Based on this evaluation, our management concluded that, as of June 30, 2015, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in internal control over financial reporting during the second quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

POWERVERDE, INC.

Dated: August 11, 2015	By:	/s/ Richard H. Davis
Richard H. Davis
Chief Executive Officer

Dated: August 11, 2015	By:	/s/ John L. Hofmann
John L. Hofmann
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE