Form 10-Q
period 2015-09-30
POWERVERDE, INC.
filed 2015-11-10
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2015

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
☐  Yes    ☒  No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 10, 2015 the issuer had 31,750,106 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

PowerVerde, Inc. and Subsidiary

Condensed Consolidated Balance Sheets
September 30, 2015 (Unaudited) and December 31, 2014

	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$13,385	$4,736
Accounts receivable	122,107	189,220
Employee advances	—	12,292
Prepaid expenses	15,564	14,238
Note receivable, related party	38,000	—
Interest receivable, related party	4,288	—
Total Current Assets	193,344	220,486

Property and Equipment
Property and equipment, net of accumulated depreciation of $66,909 and $55,258, respectively	40,732	52,383

Other Assets
Intellectual Property, net of accumulated amortization of $662,486 and $604,487	29,788	54,953
Total Assets	$263,864	$327,822

Liabilities and Stockholders' (Deficiency)
Current Liabilities
Accounts payable and accrued expenses	$91,426	$100,006
Payable to related parties	28,000	41,900
Note payable to related party	25,000	—
Note payable	58,436	—
Total Current Liabilities	202,862	141,906

Long-Term Liabilities
Notes payable to related parties	383,869	374,235
Total Long-Term Liabilities	383,869	374,235
Total Liabilities	586,731	516,141

Stockholders' Deficiency
Preferred Stock:
50,000,000 preferred shares authorized, 0 preferred shares issued at September 30, 2015 and December 31, 2014
Common stock:
200,000,000 common shares authorized, par value $0.0001 per share, 31,750,106 common shares issued and outstanding at September 30, 2015 and December 31, 2014	3,981	3,981
Additional paid-in capital	11,533,516	11,531,516
Treasury stock, 8,550,000 shares at cost	(491,139)	(491,139)
Accumulated deficit	(11,369,225)	(11,232,677)
Total Stockholders' Deficiency	(322,867)	(188,319)

Total Liabilities and Stockholders' Deficiency	$263,864	$327,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Condensed Consolidated Statements of Operations
For the three and nine months ended September 30, 2015 and 2014
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Royalty revenue	$122,107	$73,398	$309,703	$239,527

Operating Expenses
Research and development	51,847	45,778	192,827	308,374
General and administrative	52,895	137,848	212,565	393,170
Total Operating Expenses	104,742	183,626	405,392	701,544

Income (Loss) from Operations	17,365	(110,228)	(95,689)	(462,017)

Other Income (Expenses)
Interest income	570	—	570	—
Interest expense	(13,718)	(32,825)	(41,429)	(96,381)

Total Other Income (Expense)	(13,148)	(32,825)	(40,859)	(96,381)

Income (Loss) before Income Taxes	4,217	(143,053)	(136,548)	(558,398)
Provision for Income Taxes	—	—	—	—

Net Income (Loss)	$4,217	$(143,053)	$(136,548)	$(558,398)

Net Loss per Share - Basic and Diluted	$—	$(0.004)	$(0.004)	$(0.018)

Weighted Average Common Shares Outstanding - Basic and Diluted	31,750,106	31,674,454	31,750,106	30,417,102

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2015 and 2014
(Unaudited)

	2015	2014
Cash Flows from Operating Activities
Net loss	$(136,548)	$(558,398)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	69,650	176,037
Amortization of discount	9,634	64,221
Stock based compensation	2,000	—
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	65,787	(42,416)
Employee advances	12,292	1,000
Interest receivable, related party	(570)
Accounts payable and accrued expenses	(8,580)	96,655
Payable to related parties	(13,900)	(20,565)

Cash Used in Operating Activities	(235)	(283,466)

Cash Flows From Investing Activities
Purchase of property and equipment	—	(13,591)
Purchase of intellectual property	16,116	—

Cash Used in Investing Activities	(16,116)	(13,591)

Cash Flows from Financing Activities
Proceeds from note payable, related party	25,000	—
Proceeds from issuance of common stock	—	415,000
Payment of note payable to related parties	—	(100,000)
Payment of stock issuance costs	—	(7,500)

Cash Provided by Financing Activities	25,000	307,500

Net Increase in Cash and Cash Equivalents	8,649	10,443

Cash and Cash Equivalents at Beginning of Period	4,736	48,306

Cash and Cash Equivalents at End of Period	$13,385	$58,749

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$19,835	$19,836
Cash Paid for Income Taxes	$—	$—

Supplemental Disclosure of Non-Cash Activities
Note Receivable in connection with IP acquisition	$38,000	$—
Note Payable in connection with IP acquisition	$58,436	$—
Interest Receivable in connection with IP acquisition	$3,718	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

Note 1 – Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Annual Report of PowerVerde, Inc. (“PowerVerde,” “we,” “us,” “our,” or the “Company”) as of and for the year ended December 31, 2014. The results of operations for the three and nine months ended September 30, 2015, are not necessarily indicative of the results to be expected for the full year or for future periods. The condensed consolidated financial statements include the accounts of PowerVerde, Inc., formerly known as Vyrex Corporation (the “Company”), and PowerVerde Systems, Inc., formerly known as PowerVerde, Inc., its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

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

The Company continues to seek funding from private debt and equity investors, as it needs to promptly raise substantial additional capital above and beyond expected licensing revenue in order to finance its plan of operations. There can be no assurance that the Company will be able to promptly raise the necessary funds on commercially acceptable terms if at all. If it does not raise the necessary funds, it may be forced to cease operations.

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

Accounts Receivable

Accounts receivable consist of balances due from royalties in connection with the license agreement with VDF FutureCeuticals, Inc. The Company monitors accounts receivable and provides allowances when considered necessary. At September 30, 2015, accounts receivable were considered to be fully collectible. Accordingly, no allowance for doubtful accounts was provided.

Employee Advances

The employee advances at December 31, 2014 represent the payroll taxes due on the issuance of common stock as compensation prior to 2014. As of September 30, 2015, all payroll taxes have been repaid by the employee.

Revenue Recognition

Licensing and royalty revenue from royalty agreements unrelated to the Company’s planned operations is recognized in accordance with the terms of the specific agreement. Revenues recognized under these agreements amount to 100% of total revenues for the three and nine months ended September 30, 2015 and 2014.

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

Impairment of Long-Lived Assets

Impairment losses are recorded on long-lived assets (property, equipment and intellectual property) used in operations when impairment indicators are present and the undiscounted expected cash flows estimated to be generated by those assets are less than the carrying value of such assets. No impairment losses have been recognized during the nine months ended September 30, 2015 or 2014.

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

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company, or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All outstanding warrants as of December 31, 2014 and September 30, 2015 were classified as equity.

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

Earnings (Loss) Per Share

Earnings (loss) per share is computed in accordance with FASB ASC Topic 260, “Earnings per Share”. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Certain common stock equivalents were not included in the earnings (loss) per share calculation as their effect would be anti-dilutive. Warrants exercisable for 4,705,000 shares and options for 2,750,000 shares were excluded from weighted average common shares outstanding on a diluted basis.

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

Note 5 – Intellectual Property

Intellectual Property partially consists of technology acquired from the purchase of 100% of the membership interests of Cornerstone Conservation Group LLC (“Cornerstone”) in March 30, 2012 for $659,440. Accumulated amortization with respect to this intellectual property was $659,440 at September 30, 2015.

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

For each of the nine months ended September 30, 2015 and 2014, amortization expense was $58,000 and $164,900 and accumulated amortization of the intangible asset- intellectual property was $662,486 at September 30, 2015.

Future amortization of the intangible asset – intellectual property was as follows as of September 30, 2015:

Year ending December 31:
2015	$3,046
2016	12,184
2017	12,184
2018	2,374
Total	$29,788

Note Payable at September 30, 2015 consists of $58,436 promissory note to VyrexIP Holdings Inc. for the purchase of intellectual property. The Company has agreed to pay principal plus accrued interest over 10 monthly payments of $6,080.64, each due on the 15th day of each month, beginning October 15th, 2015.

Note 6 – Stockholders’ Deficiency

Warrants

Expenses related to warrants issued in conjunction with settlement of certain disputes are included in the condensed consolidated statement of operations.

A summary of warrants issued, exercised and expired during the nine months ended September 30, 2015 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2014	5,586,000	$.99	$45,000
Issued	25,000	.12	—
Expired	(906,000)	(1.90)	—
Balance at September 30, 2015	4,705,000	$.81	$45,000

The warrant for the purchase of 25,000 shares of common stock was issued to a stockholder as additional consideration for a $25,000 loan. See note 8. The fair market value of the warrant was determined to be $0.08 per share, or $2,000.

Note 7 – Stock Options

Stock option activity for the nine months ended September 30, 2015, is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2014	2,750,000	$0.78	9.00
Grant	—	—	—
Expired/forfeited	—	—	—
Options outstanding at September 30, 2015	2,750,000	$0.78	7.00

Total stock option compensation for the nine months ended September 30, 2015 and 2014 was $0. There is no unrecognized compensation expense associated with the options.

Note 8 – Notes Payable to Related Parties

Notes payable to related parties at September 30, 2015 consist of notes payable to stockholders of $400,000 (issued in 2012), less unamortized discount of $16,131 related to common stock warrants that had been issued to the stockholders with the notes. The discount is being amortized over the extended term of the notes, which are due in one principal payment on December 31, 2016. Interest is payable semiannually at 10%. The note is collaterized by all receivables now or hereafter existing pursuant to the license agreement with VDF FutureCeuticals, Inc. discussed in Notes 3 and 9.

The note payable to related party at September 30, 2015 consists of a promissory note to a stockholder for $25,000. The principal balance and interest at 10% is due March 30, 2016.

Payable to related party at September 30, 2015 consists primarily of a $20,000 unsecured note payable to Company shareholder Edward Gomez bearing interest at 10%. On June 11, 2015, the lender extended the maturity date on the balance of the note to July 31, 2016.

Note 9 – Commitments and Contingencies

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

Note 10 – Related Party Transactions

Since July 2010, the accounting firm J.L. Hofmann & Associates, P.A. (“JLHPA”), whose principal is our CFO John L. Hofmann, has provided financial consulting and accounting services to the Company. The Company paid $9,335 and $30,695 to JLHPA for its services in the three and nine months ended September 30, 2015, respectively.

Note 11 – Subsequent Events

Subsequent to September 30, 2015, the Board of Directors agreed to extend all outstanding management stock options and warrants (covering 3,500,000 shares) to a common expiration date of October 26, 2022, and adjust the exercise prices to $0.15. The net effect of the change in the value of the repriced options and warrants was an increase in stock based compensation expense of $208,000, reflected in the fourth quarter financials.

The Company also issued new stock options with an exercise price of $0.15 and an expiration date of October 26, 2022, to Richard Davis for 800,000; Hank Leibowitz for 500,000; John Hofmann for 500,000; and Mark Prinz for 200,000. The fair market value of these options was determined to be $0.09 per option, or $180,000, which reflects an increase in stock based compensation expense of $180,000, reflected in the fourth quarter financials.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our condensed consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2011, 2012, 2013 and 2014, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2015.

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

Stock-based compensation.

The Company accounts for stock-based compensation based on ASC Topic 718-Stock Compensation which requires expensing of stock options and other share-based payments based on the fair value of each stock option awarded. The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model. This model requires management to estimate the expected volatility, expected dividends, and expected term as inputs to the valuation model.

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

In June 2015, we reacquired the Biotech IP from the investor for a net price of $36,552, consisting of a cash down payment of $16,116 and a $58,436 note to the investor due July 15, 2016, partially offset by an assignment by the investor to the Company of a $38,000 promissory note and accrued interest of $3,718, due November 14, 2015, issued by a post-Merger licensee of the Biotech IP. While the Company believes that it will be able to generate significant new revenue from the Biotech IP as a result of the June 2015 transaction, there can be no assurance that any such revenue will be generated. See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements.

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

Results of Operations

Three Months Ended September 30, 2015 as Compared to Three Months Ended September 30, 2014

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. We had no revenues from sales in the third quarter of 2015 and 2014 – but we recorded $122,107 and $73,398 in Biotech IP licensing fees (based on pre-Merger contracts), respectively. In both years, we had substantial expenses due to our ongoing research and development activities and efforts to commercialize our systems, as well as substantial administrative expenses associated with our status as a public company. Our research and development expenses increased by $6,069 (13.3%) in the third quarter of 2015 as compared to 2014. Our general and administrative expenses decreased by $84,953 (61.6%) in the third quarter of 2015 as compared to 2014, due mainly to decreased expenses in 2015 for amortization. Our net income was $4,217 in the third quarter of 2015, compared to a net loss of $143,053 in the third quarter of 2014. We expect substantial net losses will continue until we are able to successfully commercialize and market our systems, as to which there can be no assurance.

Nine Months Ended September 30, 2015 as Compared to Nine Months Ended September 30, 2014

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. We had no revenues from sales in the first nine months of 2015 and 2014 – but we recorded $309,703 and $239,527 in Biotech IP licensing fees (based on pre-Merger contracts), respectively. In both years, we had substantial expenses due to our ongoing research and development activities and efforts to commercialize our systems, as well as substantial administrative expenses associated with our status as a public company. Our research and development expenses decreased by $115,547 (37.5%) in the first nine months of 2015 as compared to 2014. This decrease is because we are in the process of testing and are not currently building any new generator systems. Our general and administrative expenses decreased by $180,605 (45.9%) in the first nine months of 2015 as compared to 2014, due mainly to decreased expenses in 2015 for amortization and employee compensation. Our net loss was $136,548 in the first nine months of 2015, a 75.6% decrease from the net loss of $558,398 in the first nine months of 2014. Substantial net losses will continue until we are able to successfully commercialize and market our systems, as to which there can be no assurance.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of debt and equity securities. Also, since 2012 we have received material amounts of Biotech IP licensing fees. As of September 30, 2015, we had a working capital deficit of $9,518 compared to a working capital surplus of $78,580 at December 31, 2014.

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992). Based on this evaluation, our management concluded that, as of September 30, 2015, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in internal control over financial reporting during the third quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

POWERVERDE, INC.

Dated: November 10, 2015	By:	/s/ Richard H. Davis
Richard H. Davis
Chief Executive Officer

Dated: November 10, 2015	By:	/s/ John L. Hofmann
John L. Hofmann
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE