Form 10-K
period 2015-12-31
POWERVERDE, INC.
filed 2016-03-30
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock equity, as of June 30, 2015, the last business day of the issuer’s most recently completed second fiscal quarter: $4,100,000.

As of March 30, 2016, the number of outstanding shares of common stock, $0.0001 par value per share, of the registrant was 31,750,106.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PowerVerde, Inc.

Annual Report on Form 10-K

Year Ended December 31, 2015

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

We have addressed the pending technical issues, and we believe that by year end 2016 we will be able to deliver a commercial device capable of operation for 25,000 hours (almost three years) without major mechanical failure. There can be no assurance, however, that these technical issues will be resolved or that any of our Systems will ever be commercially viable.

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

Our focus for the remainder of 2016 is to commercialize our waste heat power systems in our Phoenix facility for eventual commercial deployment. We plan to complete our development and testing by mid-year 2016 and have a market-ready system by year end; however, there can be no assurance that we will meet this timetable or ever have a market-ready system. We continue discussions with certain manufacturers of integrated components and service providers in the oil/natural gas industries, methane plants, as well as with electric utility companies and government entities. There can be no assurance that any manufacturing, distribution or marketing agreements will be successfully consummated or executed or that we will ever achieve material sales.

Employees

We currently have one full-time employee: Mark Prinz based in Scottsdale, Arizona. Mark was hired in 2011. Our chief engineer, Hank Leibowitz, was hired pursuant to a part-time consulting agreement in October 2012.

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

On June 25, 2015, our consultant Hank Leibowitz assigned to PowerVerde his U.S. Patent No. 62/172,616, issued on June 8, 2015 for a system and method using high temperature sources in Rankine cycle power systems. We have agreed to pay Mr. Leibowitz a 2% royalty for any and all revenues of products and/or project sales by us based on this patent.

We expect to file additional patent applications pertaining to our advanced organic pressure driven cycle later in 2016. There can be no assurances that we will be able to do so or that any patents will be issued based on these applications.

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

We have built and tested the 25/50kW ORC systems, and we believe that the overall design meets or exceeds performance metrics when compared to the industry at large. We have, however, remained challenged with our inability to thus far generate the continuous hours of operation that we believe necessary for commercial quality expectations. We continue to work toward our goal of a system capable of 25,000 hours (almost three years) of continuous operation. Meanwhile, we believe that we have made great strides in the evolution of the Liberator waste heat energy system and expect to achieve a successful test by year end 2016. There can be no assurance, however, that our ongoing technical issues will be resolved or that any of our Systems will ever be commercially viable.

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

Where You Can Find Additional Information

The Company is subject to the reporting requirements under the Exchange Act. The Company files with, or furnishes to, the SEC quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports and will furnish its proxy statement. These filings are available free of charge on the Company’s website, http://www.powerverdeenergy.com shortly after they are filed with, or furnished to, the SEC.

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

The weak economy is projected by many economic experts to continue or deteriorate further throughout 2016 or longer. These conditions may make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities. We cannot predict the timing, strength or duration of this current weak economy or of a subsequent stronger economic recovery, or the effects thereof on our customers and our markets. Our results of operations may be negatively impacted in future periods and experience substantial fluctuations from period to period as a consequence of these factors, and such conditions and other factors affecting capital spending may affect the timing of orders from major customers. These factors could adversely affect our ability to meet our capital requirements, support our working capital requirements and growth objectives, maintain our existing or secure new financing arrangements, or otherwise materially and adversely affect our business, financial condition and results of operations.

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

We will need to raise promptly substantial additional funds. Without such additional funds, we may have to cease operations. We will require substantial additional funding for our contemplated research and development activities, commercialization of our products and ordinary operating expenses. Adequate funds for these purposes may not be available when needed or on terms acceptable to us, especially due to the ongoing weak economy. Insufficient funds may require us to delay or scale back our activities or to cease operations. Our sole source of material revenues is Biotech IP licensing fees.

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

Period Beginning	Period Ending	High	Low
January 1, 2014	March 31, 2014	$.24	$.08
April 1, 2014	June 30, 2014	$.24	$.17
July 1, 2014	September 30, 2014	$.18	$.09
October 1, 2014	December 31, 2014	$.20	$.10
January 1, 2015	March 31, 2015	$.50	$.13
April 1, 2015	June 30, 2015	$.40	$.15
July 1, 2015	September 30, 2015	$.18	$.10
October 1, 2015	December 31, 2015	$.14	$.08
January 1, 2016	March 30, 2016	$.25	$.12

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

Issuer Purchases of Equity Securities

During the years ended December 31, 2015, and 2014, there were no equity securities repurchases by the Company.

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

Revenue Recognition

Licensing and royalty revenue from royalty agreements unrelated to the Company’s planned operations is recognized in accordance with the terms of the specific agreement. Revenues recognized under these agreements amount to 100% of total revenues for the years ended December 31, 2015 and 2014.

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All outstanding warrants as of December 31, 2015 and 2014, were classified as equity.

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

Results of Operations

Years ended December 31, 2015 and 2014

During 2015, we continued to focus on upgrading the durability and continued operations capability of our Liberator Waste Heat System. We had no revenues in 2015 other than $529,861 in Biotech IP licensing fees, a 23.6% increase from $428,747 in licensing income for 2014. Our research and development expenses increased by $263,794 (72.5%) in 2015 as compared to 2014, and our general and administrative expenses decreased by $229,425 (45.7%). The increase in expenses was primarily due to the issuances of stock options for services. Substantial net losses will continue until we are able to successfully commercialize and market our products, as to which there can be no assurance.

Liquidity and Capital Resources

We have financed our operations since inception principally through the sale of debt and equity securities. Also, since 2012 we have received material amounts of Biotech IP licensing fees. As of December 31, 2015, we had a working capital deficit of $288,544 and as of December 31, 2014, we had a working capital surplus of $78,580. This decrease in working capital is due primarily to the note payable to related parties (issued in 2012) that is due on December 31, 2016.

During 2015, we received $529,861 in Biotech IP licensing fees alone.

By the end of 2015, we had spent all of our $4,736 opening cash balance, so that our year-end cash balance was only $5,601, while our accounts payable and accrued expenses were $41,951. As of the date of this Report, we have only enough cash to finance operations for approximately two months, until approximately May 2016.

We expect 2016 Biotech IP revenues to exceed the 2015 level; however, there can be no assurance that this revenue level will be achieved. Further, our contract which provides our Biotech IP revenues expires in March 2018, and we will therefore be without a source of working capital at that time unless we can generate material revenues from operations or raise substantial additional capital, as to which there can be no assurance.

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

Our chief executive officer and chief financial officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992). Based on this evaluation, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in internal control over financial reporting during the fourth quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The names of our officers and directors, as well as certain information about them are set forth below:

Name	Age	Position(s)	Held Since

Richard H. Davis	60	Chief Executive Officer, Director	2008

John Hofmann	59	Chief Financial Officer	2011

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

Committees

Our Board of Directors does not yet have any committees; however, we intend to establish an audit committee and a compensation/stock option committee in the near future. Additional board members are anticipated to be added in 2016.

Advisory Board Members

In March 2010, our Board of Directors created an Advisory Board to advise and recommend, on a non-legally-binding basis, certain directions or actions deemed to be beneficial to the Company’s success. The Advisory Board’s members may be shareholders or non-shareholders; however, each member represents a specific industry or vocation complementary to the Company’s anticipated markets, customers and technical needs. It is anticipated that the Advisory Board will meet once a year in person and meet by conference call quarterly. We expect to compensate the Advisory Board members with restricted stock and/or options; however, the compensation plan has not yet been established. The members of the Advisory Board are as follows:

●	Stephen H. McKnight . Mr. McKnight is active in real estate investment and management. Through his firms, he has created a portfolio in excess of 2.0 million square feet of commercial property, mostly in the Southwest United States. Mr. McKnight is also active in both equity and debt holdings, managing both trusts and family estates. He received an MBA from the University of Pittsburg in 1975.

●	Randy Hinson . Mr. Hinson founded and successfully operated a pump manufacturing business in Houston, Texas. Mr. Hinson recently sold the company to a publicly-traded oil company, and remains under a non-compete contract during an agreed-upon transition process.

●	Leon Breece . Mr. Breece has operated as an entrepreneur and CPA in the Los Angeles, California area for many years. Mr. Breece’s company, Breece and Associates, handles accounting and tax matters for established companies and high profile individuals. He is an active investor in both the stock market and early stage private companies.

●	Dr. Robert F. Ehrman . Dr. Ehrman is an owner and manager of commercial real estate, and has owned and managed several successful businesses. He attended the University of Miami School of Medicine, Northwestern Chiropractic College, and the University of Minnesota. Mr. Ehrman is a resident of Miami, Florida.

All of the Advisory Board Members are PowerVerde shareholders.

Compliance with Section 16(a) of the Securities and Exchange Act of 1934

Under the securities laws of the United States, our directors, executive officers and any persons holding more than 10% of the Company’s common stock are required to report their initial ownership of the Company’s common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to identify in this Report those persons who failed to timely file these reports. All of the filing requirements were satisfied in 2015. In making this disclosure, we have relied solely on written representations of our directors and executive officers and copies of the reports that have been filed with the Commission.

Code of Ethics

We have not adopted a code of ethics for our management because of the costs involved and our lack of resources and limited operations.

ITEM 11.	EXECUTIVE COMPENSATION.

Through March 2016, we have not paid any compensation to officers or directors in such capacity. Since becoming PowerVerde officers, Messrs Davis and Hofmann have not received any salary or other cash compensation for services in that capacity except that, in June 2011, Messrs. Davis and Hofmann received three-year warrants to purchase 600,000 and 200,000 shares, respectively, of our common stock, at a price of $1.05 per share (the market price on the date of grant). In addition, in March 2013, Messrs Davis and Hofmann received five-year warrants to purchase 1,000,000 and 500,000 shares, respectively, of our common stock, at a price of $.30 per share (the market price on the date of grant). In March 2012, in exchange for his interest in Cornerstone, our then officer and director Bryce Johnson received 1,575,000 shares of our restricted common stock and three-year warrants to purchase 150,000 shares of our common stock at exercise prices of $2.00, $3.00 and $4.00 as to 50,000 shares each. Mr. Johnson resigned from his positions with PowerVerde in March 2013.

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

On October 16, 2012, in order to enhance our ability to raise capital and limit dilution of our stockholders, as well as to satisfy our obligations to ARD for past services and Mr. Konrad under the agreement dated April 7, 2011 as amended August 19, 2011 (the “Initial Agreement”) and the employment agreement between Mr. Konrad and the Company dated April 7, 2011( the “Employment Agreement”), we entered into an agreement (the “Settlement Agreement”) with Mr. Konrad and ARD, pursuant to which Mr. Konrad agreed to surrender to our treasury 3,000,000 shares of our common stock owned by him in exchange for payment of $530,000. Of this amount, $130,000 was paid to ARD and $300,000 was paid to Mr. Konrad upon execution of the Settlement Agreement, and we agreed to pay $100,000 to Mr. Konrad in six consecutive monthly installments of $16,666.67 each due on the 16th day of each month beginning November 16, 2012. In the event any part of the $100,000 balance remained unpaid six months after the date of the Settlement Agreement, Mr. Konrad had an option to convert some or all of the unpaid balance into shares of the Company’s common stock at a price of .0667 per share. The execution of the Settlement Agreement terminated both the Initial Agreement and the Employment Agreement, and neither party had any further obligations or liabilities under those agreements. In March 2014, our debt to Mr. Konrad was paid in full following his receipt of payments totaling $116,667 in 2013 and 2014.

Pursuant to the Settlement Agreement, Mr. Konrad resigned from his positions as President and Director of PowerVerde. He was not replaced in either position.

Effective June 15, 2011, we entered into an employment agreement with Mark P. Prinz, pursuant to which Mr. Prinz serves as a Project Engineer. Pursuant to this agreement, we paid Mr. Prinz a salary of $11,250 per month through June 2013. Based on an amendment effective July 1, 2013, his salary has been $7,500 per month since then. This agreement is terminable by either party without cause upon 30 days’ prior written notice. In connection with this employment agreement, we granted Mr. Prinz (i) a 10-year option to purchase 100,000 shares of our common stock at a price of $1.23 per share (the market price on the date of grant); and (ii) a 10-year option to purchase 100,000 shares of our common stock at a price of $2.00 per share. In each case, one-fourth of the option shares, i.e., 25,000 shares, vested as of the date of the employment agreement, and the balance vests in equal installments every six months thereafter until fully vested, provided that Mr. Prinz is still employed by us at the time and subject to PowerVerde achieving certain operational targets. Additionally, in connection with this employment agreement, Mr. Prinz assigned certain intellectual property rights to the Company. The employment agreement contains standard confidentiality provisions, as well as standard non-competition and non-solicitation provisions which survive for two years following termination of employment.

On October 25, 2012, we entered into a consulting agreement with Hank Leibowitz, the principal of Waste Heat Solutions, LLC and an expert with 39 years experience in the field of advanced energy systems. Pursuant to this consulting agreement, which is terminable by either party on 30 days’ notice, we pay to Mr. Leibowitz’s company, Waste Heat Solutions, $7,500 per month. In connection with this consulting agreement, we issued to Waste Heat Solutions (i) a fully vested 10-year option to purchase 500,000 shares of common stock at $.56 per share and (ii) a 10-year option, vesting six months from the contract date, i.e., on April 25, 2013, to purchase an additional 500,000 shares at $.56 per share. This consulting agreement contains standard confidentiality provisions, as well as standard non-competition and non-soliciting provisions which survive for two years following termination of the consultancy.

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

The following table sets forth certain information as of March 30, 2016, regarding the beneficial ownership of our common stock by (i) each of our directors and “named executive officers”; and (ii) all of our executive officers and directors as a group. To our knowledge, no other person beneficially owns more than 5% of our common stock. As of March 30, 2016 we had 31,750,106 shares outstanding.

Name and Address of Beneficial Owner	Shares Owned	Percent of Class
George Konrad[1]	4,027,408	12.68%
21615 N Second Avenue
Phoenix, AZ 85027

Bryce Johnson[2]	1,858,333	5.85%
7595 E. Gray Road
Scottsdale, Arizona 85266

Fred Barker[3]	1,695,990	5.34%
21615 N Second Avenue
Phoenix, AZ 85027

Officers and Directors
Richard H. Davis[4]	2,803,033	8.83%
8365 SW 168 Terrace
Palmetto Bay, FL l33157

John L. Hofmann[5]	1,200,000	3.78%
420 S. Dixie Highway, Suite 4B
Coral Gables, Florida 33146

All Directors and Executive Officers as a group ( persons)[6]	4,003,033	12.61%

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

4 Mr. Davis’ shares include: 2,400,000 shares represented by currently exercisable warrants, 114,033 shares owned by Mr. Davis’ wife, as to which he disclaims beneficial ownership, and 10,000 shares owned by Darby Shore Management, Inc., a Florida corporation (“Darby”), for which Mr. Davis is an officer, director and 25% shareholder. Mr. Davis may be deemed to have voting and investment power over these shares held by Darby.

5 All of these shares are represented by currently exercisable warrants.

6 Includes 3,600,000 shares represented by currently exercisable warrants.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

See Item 11. “Executive Compensation.”

Mr. Barker resigned from his positions as an officer and director of the Company in January 2015.

Since July 2010, Mr. Hofmann’s accounting firm, J.L. Hofmann & Associates, P.A. (“JLHPA”) has provided financial consulting and accounting services to PowerVerde. We paid a total of $39,150 to JLHPA in 2015.

We do not have any independent directors, as our sole director Mr. Davis is an officer. We intend to seek qualified independent directors to serve on our Board of Directors by the end of 2016.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Cherry Bekaert LLP, Certified Public Accountants (“CB”) was designated by our Board of Directors to audit the consolidated financial statements of our company for the fiscal years ended December 31, 2015 and 2014. The following table summarizes the aggregate fees billed and expected to be billed to us by CB for the fiscal years ended December 31, 2015 and 2014, respectively:

Principal Accountant Fees and Service

	2015	2014
Audit Fees	$46,250	$43,250

Total	$46,250	$43,250

Audit Fees

The aggregate fees billed and expected to be billed by CB for professional services rendered for the fiscal years ended 2015 and 2014, respectively, including fees associated with the annual audit, the reviews of the consolidated financial statements included in our Forms 10-K, the reviews of the quarterly reports on Form 10-Q, fees related to filings with the Securities and Exchange Commission and consultations on accounting issues and the application on new accounting pronouncements were approximately $46,250 and $43,250, respectively.

Tax Fees

The aggregate fees billed or expected to be billed by John L. Hofmann & Associates P.A. for tax compliance, tax advice and tax planning rendered to the Company for each of the fiscal years ended December 31, 2015 and 2014 were approximately $2,000.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

See Exhibit Index and Financial Statements Index, below.

PowerVerde, Inc.
Annual Report on Form 10-K
Year Ended December 31, 2015

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Vyrex Corporation as filed with the Delaware Secretary of State on September 8, 2005. [1]

3.2	Bylaws of Vyrex Corporation, dated as of September 9, 2005. [1]

3.3	Amended and Restated Certificate of Incorporation of Vyrex Corporation as filed with the Delaware Secretary of State on August 14, 2008. [2]

10.1	Agreement and Plan of Merger, dated as of February 11, 2008 by and among Vyrex Corporation, Vyrex Acquisition Corporation and PowerVerde, Inc. 1,3

10.4	Intellectual Property Transfer Agreement dated as of March 4, 2009, between PowerVerde, Inc. and Edward C. Gomez. 6

10.9	Agreement dated April 7, 2011, between PowerVerde, Inc. and George Konrad. [8]

10.10	Employment Agreement dated April 7, 2011, between PowerVerde, Inc. and George Konrad. [8]

10.11	Employment Agreement dated as of June 15, 2011, between PowerVerde, Inc. and Mark P. Prinz [8]

10.14	Amendment to Agreement dated August 19, 2011, between PowerVerde, Inc. and George Konrad.[8]

10.15	License Agreement dated as of September 29, 2011, between PowerVerde, Inc. and Newton Investments BV. [9]

10.16	Binding Letter of Intent for Acquisition dated November 1, 2011, between PowerVerde, Inc., Bryce Johnson, Paul Kelly and Vince Hils. 10,

10.17	Agreement dated February 9, 2012, by and between PowerVerde, Inc. and Newton Investments B.V.[11]

10.18	Membership Interest Purchase Agreement between PowerVerde, Inc., Bryce Johnson, Paul Kelly and Vince Hils dated March 30, 2012. [12]

10.19	Agreement dated October 16, 2012, among PowerVerde, Inc., George Konrad and Arizona Research and Development Inc. [19]

10.20	Consulting Agreement between the Company and Waste Heat Solutions LLC dated October 25, 2012. [14]

10.21	Form of Series A Secured Promissory Note dated December 2012. [14]

10.22	Security Agreement between PowerVerde Inc. and Series A Note holders dated December 31, 2012. [14]

10.23	Amendment to the Settlement Agreement between the Company and George Konrad dated February 7, 2014. [15]

10.24	Assignment of Intellectual Property Agreement between the Company and Vyrex IP Holdings Inc. dated June 30, 2015.*

21.1	Subsidiaries of the Company. [1]

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.
[1]	Previously filed on Form 8-K filed with the SEC on February 11, 2008.
[2]	Previously filed on Schedule 14A filed with the SEC on July 21, 2008.
[3]	Nonmaterial schedules and exhibits identified in the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-B. The Company agrees to furnish supplementally to the SEC upon request by the SEC a copy of any omitted schedule(s) or exhibit(s).
[4]	Previously filed on Form 10-K for the year ended December 31, 2008 filed with the SEC on April 15, 2009.
[5]	Previously filed on Form 10-Q for the quarter ended September 30, 2009 as filed with the SEC on November 17, 2009.
[6]	Previously filed on Form 10-K for the year ended December 31, 2009 filed with the SEC on April 14, 2010.
[7]	Previously filed on Form 8-K filed with the SEC on February 4, 2011.
[8]	Previously filed on Form 10-Q/A for the quarter ended June 30, 2011 filed with the SEC on September 8, 2011.
[9]	Previously filed on Form 8-K filed with the SEC on September 30, 2011
[10]	Previously filed on Form 8-K filed with the SEC on November 7, 2011
[11]	Previously filed on Form 8-K filed with the SEC on February 9, 2012.
[12]	Previously filed on Form 8-K filed with the SEC on April 5, 2012.
[13]	Previously filed on Form 8-K filed with the SEC on October 22, 2012.
[14]	Previously filed on Form 10-K for the year ended December 31, 2012, filed with the SEC on May 16, 2013.
[15]	Previously filed on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERVERDE, INC.

Dated: March 30, 2016	by:	/s/ Richard H. Davis
Richard H. Davis
CEO and Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Richard H. Davis.	Chief Executive Officer, Director	March 30, 2016

/S/ John L. Hofmann	Chief Financial Officer	March 30, 2016

27

PowerVerde, Inc. and Subsidiary

Annual Report on Form 10-K

Year Ended December 31, 2015

i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PowerVerde, Inc. and Subsidiary

Coral Gables, Florida

We have audited the consolidated balance sheets of PowerVerde, Inc. and Subsidiary, as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PowerVerde, Inc. and Subsidiary as of December 31, 2015 and 2014, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $426,634 and $565,913 in 2015 and 2014, respectively. As of December 31, 2015 the accumulated deficit was $11,659,311. These factors, and others discussed in Note 2, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Cherry Bekaert LLP
Coral Gables, Florida
March 30, 2016

PowerVerde, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,
	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$5,601	$4,736
Accounts receivable	220,158	189,220
Employee advances	—	12,292
Prepaid expenses	13,332	14,238
Total Current Assets	239,091	220,486

Property and Equipment
Property and equipment, net of accumulated depreciation of $70,792 and $55,258, respectively	36,849	52,383

Other Assets
Intellectual property, net of accumulated amortization of $665,532 and $604,487, respectively	26,742	54,953
Total Assets	$302,682	$327,822

Liabilities and Stockholders’ Deficiency
Current Liabilities
Accounts payable and accrued expenses	$41,951	$100,006
Payables to related parties	26,000	41,900
Notes payable to related party	412,115	—
Note payable	47,569	—
Total Current Liabilities	527,635	141,906

Long-Term Liabilities
Notes payable to related parties	—	374,235
Total Long-Term Liabilities	—	374,235

Total Liabilities	527,635	516,141

Stockholders’ Deficiency
Preferred stock:
50,000,000 shares authorized, 0 shares issued At December 31, 2015 and 2014
Common stock:
200,000,000 common shares authorized, par value $0.0001 per share, 31,750,106 common shares issued and outstanding at December 31, 2015 and December 31, 2014	3,981	3,981
Additional paid-in capital	11,921,516	11,531,516
Treasury stock, 8,550,000 shares at cost	(491,139)	(491,139)
Accumulated deficit	(11,659,311)	(11,232,677)

Total Stockholders’ Deficiency	(224,953)	(188,319)

Total Liabilities and Stockholders’ Deficiency	$302,682	$327,822

The accompanying notes are an integral part of these consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Consolidated Statements of Operations

For the years ended December 31, 2015 and 2014

	2015	2014
Revenue, Net	$529,861	$428,747

Cost of Goods Sold	—	—

Gross Profit	529,681	428,747

Operating Expenses
Research and development	627,889	364,095
General and administrative	272,281	501,706
Total Operating Expenses	900,170	865,801

Loss from Operations	(370,309)	(437,054)

Other Income (Expenses)
Interest income	861	—
Interest expense	(57,186)	(128,859)
Other income (expenses)	—	—
Total Other Income (Expenses)	(56,325)	(128,859)

Loss before Income Taxes	(426,634)	(565,913)
Provision for Income Taxes	—	—

Net Loss	$(426,634)	$(565,913)

Net Loss per Share - Basic and Diluted	$(0.01)	$(0.02)
Weighted Average Common Shares Outstanding - Basic and Diluted	31,750,106	30,613,257

The accompanying notes are an integral part of these consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ deficiency

For the years ended December 31, 2015 and 2014

	Common Shares	Common Stock	Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Deficiency
Balances, December 31, 2013	27,600,106	$3,567	$11,098,665	$(491,139)	$(10,666,764)	$(55,671)

Sale of common stock at $.10 per share, net of stock issuance costs of $7,500	4,150,000	414	407,086	—	—	407,500
Modification of warrants in connection with Notes payable to related party	—	—	25,765	—	—	25,765
Net loss	—	—	—	—	(565,913)	(565,913)
Balances, December 31, 2014	31,750,106	$3,981	$11,531,516	$(491,139)	$(11,232,677)	$(188,319)

Stock-based compensation	—	—	390,000	—	—	390,000
Net loss	—	—	—	—	(426,634)	(426,634)
Balances, December 31, 2015	31,750,106	$3,981	$11,921,516	$(491,139)	$(11,659,311)	$(224,953)

The accompanying notes are an integral part of these consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the years ended December 31, 2015 and 2014

	2015	2014
Cash Flows from Operating Activities
Net loss	$(426,634)	$(565,913)
Adjustments to reconcile net loss to net cash
Used in operating activities:
Depreciation and amortization	76,579	236,455
Amortization of discount	12,881	85,860
Stock based compensation	390,000	—
Changes in operating assets and liabilities
Accounts receivable and prepaid expenses	(30,033)	(135,248)
Employee advances	12,292	7,000
Interest receivable, related party
Accounts payable and accrued expenses	(58,056)	56,431
Payable to related parties	(15,900)	(22,065)

Cash Used in Operating Activities	(38,871)	(337,480)

Cash Flows From Investing Activities
Purchase of property and equipment	—	(13,590)
Purchase of intellectual property	(16,116)	—

Cash Used in Investing Activities	(16,116)	(13,590)

Cash Flows from Financing Activities
Proceeds from note receivable, related party, and accrued interest	41,719	—
Payments on note payable	(10,867)	—
Proceeds from notes payable, related party	25,000	—
Proceeds from issuance of common stock	—	415,000
Payment of note payable to related parties	—	(100,000)
Payment of stock issuance costs	—	(7,500)

Cash Provided by Financing Activities	55,852	307,500

Net Increase (Decrease) in Cash and Cash Equivalents	865	(43,570)
Cash and cash equivalents at Beginning of Period	4,736	48,306
Cash and cash equivalents at End of Period	$5,601	$4,736

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$44,294	$43,000

Supplemental Schedule of Non-Cash Activities
Note receivable and accrued interest in connection with IP acquisition	$41,179	$—
Note Payable in connection with IP acquisition	$58,416	$—
Debt discount in connection with the modified warrants	$—	$25,765

The accompanying notes are an integral part of these consolidated financial statements.

PowerVerde, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business

PowerVerde, Inc. (the “Company”) is a “C” Corporation organized under the Laws of Delaware with operations in Scottsdale, Arizona. The Company’s two founders, now its largest shareholders, have conceived and developed the use of a power systems patent. For several years the Company has been undertaking research and development on a power generating system based on the patent and related intellectual property, which it hopes to commercialize in the near future.

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring operating losses and negative cashflows from operations. Those factors, as well as uncertainty in securing additional funds for continued operations, create an uncertainty about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company continues to seek funding from private debt and equity investors, as it needs to promptly raise substantial additional capital above and beyond expected licensing revenue in order to finance its plan of operations. There can be no assurance that the Company will be able to promptly raise the necessary funds on commercially acceptable terms, if at all. If the Company does not raise the necessary funds, it may be forced to cease operations.

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

Accounts Receivable

Accounts receivable consist of balances due from royalties in connection with the Company’s license agreement with VDF FutureCeuticals, Inc. The Company monitors accounts receivable and provides allowances when considered necessary. At December 31, 2015 and 2014, accounts receivable were considered to be fully collectible. Accordingly, no allowance for doubtful accounts was provided.

Employee Advances

The employee advances at December 31, 2014 represent the payroll taxes due on the issuance of common stock as compensation prior to 2014. As of December 31, 2015, all payroll taxes have been repaid by the employee.

Revenue Recognition

Licensing and royalty revenue from a royalty agreement unrelated to the Company’s planned operations is recognized in accordance with the terms of the specific agreement. Revenues recognized under this agreement amount to 100% of total revenues for the years ended December 31, 2015 and 2014.

Intellectual Property

The Company reviews intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses an estimate of the undiscounted cash flows over the remaining life of its long-lived assets, or related group of assets where applicable, in measuring whether the assets to be held and used will be realizable (Step 1 test). In the event of impairment, the Company would discount the future cash flows using its then estimated incremental borrowing rate to estimate the amount of the impairment.

For those reporting units with zero or negative carrying amounts, an entity must evaluate whether it is more likely than not that goodwill impairment exists, regardless of the mathematical results of the Step 1 test. In making that determination, the entity should consider whether there are any adverse qualitative factors that could impact the amount of goodwill.

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

Impairment of Long-Lived Assets

Impairment losses are recorded on long-lived assets (property, equipment and intellectual property) used in operations when impairment indicators are present and the undiscounted expected cash flows estimated to be generated by those assets are less than the carrying value of such assets. No impairment losses were recognized in the years ended December 31, 2015 and 2014.

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

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All outstanding warrants as of December 31, 2014 and 2015 were classified as equity.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2012, 2013, 2014 and 2015, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2015.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the consolidated financial statements as general and administrative expense.

Research and Development Costs

The Company’s research and development costs are expensed in the period in which they are incurred. Such expenditures amounted to $627,889 and $364,095 for the years ended December 31, 2015 and 2014, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share is computed in accordance with FASB ASC Topic 260, “Earnings per Share”. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Certain common stock equivalents were not included in the earnings (loss) per share calculation as their effect would be anti-dilutive. Warrants exercisable for 4,155,000 shares and options for 4,750,000 shares were excluded from weighted average common shares outstanding on a diluted basis.

Financial instruments

The Company carries cash and cash equivalents, accounts receivable, accounts payable and accrued expenses at historical costs. The respective estimated fair values of these assets and liabilities approximate carrying values due to their current nature. The Company also carries notes payable to related parties at historical cost less discounts from warrants issued as loan financing costs. The fair value of such notes is substantially similar to the face value of the notes ($400,000).

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

Note 4 – Recent Accounting Pronouncements

On June 10, 2014, the FASB issued Accounting Standards Update No. 2014-10 (ASU 2014-10), which eliminates development stage reporting requirements under ASC 915, as well as amends provisions of existing variable interest entity guidance under ASC 810. Additionally, the ASU indicates that the lack of commencement of principal operations represents a risk and uncertainty and, accordingly, is subject to the disclosure requirements of ASC 275. As a result of the changes, existing development stage entity presentation and disclosure requirements are eliminated. We have adopted ASU 2014-10 on our consolidated financial statements effective January 1, 2015.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach. The core principal of the standard is that revenue should be recognized when the transfer of promised goods or services is made in an amount that the entity expects to be entitled to in exchange for the transfer of goods and services. ASU 2014-09 also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2015-14”) which deferred the effective date of the standard. This standard will be effective for annual reporting periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019. Early adoption is not permitted. The Company is currently evaluating the potential impact this guidance will have on its consolidated financial position, results of operations and cash flows.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires an entity to evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. The guidance will become effective for the year ended December 31, 2016. The adoption of ASU 2014-15 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30)” (“ASU 2015-03”). Currently generally accepted accounting principles U.S. GAAP requires any debt issuance costs to be reported in the balance sheet as deferred charges. The amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. The Company is currently evaluating the potential impact this guidance will have on its consolidated financial position, results of operations and cash flows.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740)” (“ASU 2015-17”). Currently U.S. GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The amendments under ASU 2015-17 will require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update will be effective for fiscal years beginning after December 15, 2017 and interim periods within the fiscal years beginning after December 15, 2018. The adoption of ASU 2015-17 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 5 – Intellectual Property and Note Payable

Intellectual Property partially consists of technology acquired from the purchase of 100% of the membership interests of Cornerstone Conservation Group LLC (“Cornerstone”) in March 30, 2012 for $659,440. Accumulated amortization with respect to this intellectual property was $659,440 at December 31, 2015 and $604,487 at December 31, 2014.

On June 30, 2015, the Company entered into an Assignment Agreement with VyrexIP Holdings Inc., a company owned by Company shareholder Edward Gomez for the purchase of intellectual property. The net price of these assets was comprised of a down payment of $16,116 and a $58,436 promissory note to the seller due July 15, 2016, partially offset by assignment by the seller to the Company of a $38,000 promissory note due November 14, 2015, issued by the seller’s licensee Epalex Corporation, a company of which Mr. Gomez is chairman and a major stockholder. This note was paid in full in November 2015 in the amount of $42,579, including accrued interest.

For each of the years ended December 31, 2015 and 2014, amortization expense was $61,045 and $219,813 and accumulated amortization of the intangible asset- intellectual property was $665,532 at December 31, 2015.

Future amortization of the intangible asset – intellectual property was as follows as of December 31, 2015:

Year ending December 31:

2016	$12,184
2017	12,184
2018	2,374
Total	$26,742

Note Payable at December 31, 2015 consists of $47,569 promissory note to VyrexIP Holdings Inc. for the purchase of intellectual property. The Company has agreed to pay principal plus accrued interest over 10 monthly payments of $6,080.64, each due on the 15th day of each month, beginning October 15th, 2015.

Note 6 – Stockholders’ Deficiency

Warrants

The Company issued warrants on June 3, 2011 to various persons, including affiliates of the Company, for services provided to the Company. These warrants covered the purchase of 1,855,000 unregistered shares of the Company’s stock at an exercise price of $1.05 per share with a five-year term. These share-based payments have been accounted for in accordance with ASC 815-40 using the Black Scholes warrant pricing model to determine the fair value of each warrant. As of December 31, 2015, all of these warrants were outstanding.

On February 3, 2012, the Company issued warrants to purchase 500,000 unregistered shares of the Company’s common stock at an exercise price of $3.00 per share with a five-year term for settlement of certain disputed amounts. These share-based payments have been accounted for in accordance with ASC 815-40 using the Black-Scholes warrant pricing model to determine the fair value of each warrant. These warrants expired during the year ended December 31, 2015.

In connection with the acquisition of Cornerstone (See Note 5), on March 30, 2012, the Company issued warrants to purchase 300,000 unregistered shares of common stock at exercise prices ranging from $2.00 to $4.00 per share. These warrants expire at various dates through December 2017. As of December 31, 2015, all of these warrants were outstanding.

During the second quarter of 2012, the Company issued warrants to purchase 335,000 unregistered shares of the Company’s common stock at an exercise price of $3.00 per share in association with stock subscription agreements. These warrants expire on various dates through 2015. As of December 31, 2015, all of these warrants were expired.

During the third quarter of 2012, the Company issued warrants to purchase 71,000 unregistered shares of the Company’s common stock at an exercise price of $3.00 per share in association with stock subscription agreements. These warrants expire July 30, 2015. As of December 31, 2015, all of these warrants were expired.

During the fourth quarter of 2012, the Company issued warrants to purchase 225,000 unregistered shares of the Company’s common stock at an exercise price of $1.00 per share in association with stock subscription agreements. These warrants expire October 31, 2015. As of December 31, 2015, all of these warrants were expired.

In December 2012, the Company issued three-year warrants to purchase 325,000 unregistered shares of the Company’s common stock at an exercise price of $.41 per share in association with the Secured Promissory Note (See Note 8). In December 2014, the expiration date of these warrants was extended to December 31, 2017.

During January 2013, the Company issued three-year warrants to purchase 75,000 unregistered shares of the Company’s common stock at an exercise price of $0.41 per share in association with the Secured Promissory Note (See Note 8). In December 2014, the expiration date of these warrants was extended to December 31, 2017.

During March 2013, the Company issued its Chief Executive Officer and Chief Financial Officer five –year warrants to purchase common stock at an exercise price of $0.30 per share (market price on date of grant) in the amounts of 1,000,000 and 500,000 shares, respectively. The Company recognized $210,000 in compensation expense. As of December 31, 2015, all of these warrants were outstanding. In October 2015, these warrants were repriced and extended with an exercise price of $.15 and a new expiration date of October 26, 2022 in connection with a general repricing and extension of the Company options and warrants as set forth below in this Note 6.

On December 1, 2013, the Company issued additional three-year warrants to purchase 400,000 unregistered shares of the Company’s common stock at an exercise price equal to $0.21 per share (the average closing price of the common stock during the 10 trading days prior to December 1, 2013). This was in association with the Secured Promissory Note (See Note 8). In December 2015, the expiration date of these warrants was extended to December 31, 2018. As of December 31, 2015, all of these warrants were outstanding.

During the fourth quarter of 2014, the Company revised the terms of the 400,000 original warrants issued December 2012 and January 2013, extending the maturity dates to December 31, 2017 and the exercise price was reduced from $0.41 per share to $0.39 per share. The Company also revised the terms of the additional 400,000 warrants issued December 1, 2013, to extend the maturity date to December 31, 2018 and the exercise price was reduced from $.21 per share to $0.17 per share.

A summary of warrants issued, exercised and expired during the year ending December 31, 2015 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2014	5,586,000	$.99	$45,000
Issued	25,000	.12	—
Expired	(1,131,000)	(1.72)	—
Balance at December 31, 2015	4,480,000	$.58	$45,000

The warrant for the purchase of 25,000 shares of common stock has a five-year term and was issued to a stockholder in September 2015 as additional consideration for a $25,000 loan. See note 8. The fair market value of the warrant was determined to be $0.08 per share, or $2,000.

The weighted average grant date fair value of warrants issued during the year ended December 31, 2015 amounted to $0.08 per warrant. The fair value of each warrant granted for equity and debt raises was determined using the Black-Scholes option pricing model and the following assumptions:

December 31, 2015
Risk free interest rate	1.37%
Expected term	5 years
Annualized volatility	90%
Expected dividends	—

The expected term of warrants granted is based on historical experience with past warrant holders, and represents the period of time that warrants granted are expected to be outstanding.

The warrant shares referred to above are unregistered shares of the Company’s stock and are restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

On October 1, 2015, the Board of Directors agreed to extend all outstanding management stock options and warrants (covering 3,500,000 shares) to a common expiration date of October 26, 2022, and adjust the exercise prices to $0.15. The net effect of the change in the value of the repriced options and warrants was an increase in stock based compensation expense of $208,000.

The Company also issued new, immediately vesting, stock options with an exercise price of $0.15 and an expiration date of October 26, 2022, to Richard Davis for 800,000; Hank Leibowitz for 500,000; John Hofmann for 500,000; and Mark Prinz for 200,000. The fair market value of these options was determined to be $0.09 per option, or $180,000, which reflects an increase in stock based compensation expense of $180,000.

Note 7 – Stock Options

Stock option activity for the year ended December 31, 2015, is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	2,750,000	$0.78	9.00	$—
Granted	2,000,000	0.09	—	—
Expired/forfeited	—	—	—	—
Options outstanding at December 31, 2015	4,750,000	$0.49	9.00	$—

Total stock-based compensation for the years ended December 31, 2015 and 2014 was $390,000 and $0 respectively.

There is no unrecognized stock compensation expense at December 31, 2015.

Note 8 - Notes Payable to Related Parties

Notes payable to related parties at December 31, 2015 consist of notes payable to stockholders of $400,000 (issued in 2012), less unamortized discount of $12,885 related to common stock warrants that had been issued to the stockholders with the notes. The discount is being amortized over the extended term of the notes, which are due in one principal payment on December 31, 2016. Interest is payable semiannually at 10%. The notes are collaterized by all receivables now or hereafter existing pursuant to the license agreement with VDF FutureCeuticals, Inc. discussed in Notes 3 and 9.

The notes payable to related parties at December 31, 2015 also includes a promissory note to a stockholder for $25,000. The principal balance and interest at 10% was due March 30, 2016. This note was paid in full, with accrued interest, in February 2016.

Payable to related party at December 31, 2015 consists primarily of a $20,000 unsecured note payable to Company shareholder Edward Gomez bearing interest at 10%. On June 11, 2015, the lender extended the maturity date on the balance of the note to July 31, 2016.

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

Note 10 – Income Taxes

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

Significant components of the Company’s net deferred income taxes are as follows:

	For the Years ended December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$2,415,690	$2,307,440
Start-up cost	320,338	350,834
Goodwill	738,927	805,100
Stock based compensation	669,761	621,858
Other	24	(6,762)
Deferred tax assets	4,144,741	4,078,470
Less valuation allowance	(4,144,741)	(4,078,470)
Net deferred tax assets after valuation allowance	$—	$—

A reconciliation of the U.S. statutory federal income tax rate to the effective income tax rate (benefit) follows:

Rate Reconciliation	For the Years ended December 31,
	2015	2014

Federal income tax at statutory rate	$(145,056)	$(192,410)
State Tax	(15,487)	(20,543)
Permanent Differences	542	237
Other	93,730	16,401
Change in Valuation Allowance	66,271	196,315
	$—	$—

In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more than likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment. After consideration of the evidence, both positive and negative, management has determined that a $4,144,741 valuation allowance at December 31, 2015 is necessary. The change in the valuation allowance for the current year is $66,271, which represents the changes in the deferred items. At December 31, 2015, the Company has available net operating loss carry forwards for federal income tax purposes of $6,115,670 expiring at various times from 2027 through 2032.

Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Write-offs	Other Charges	Balance at End of Period
Deferred tax asset valuation allowance

Year ended December 31, 2015	$4,078,470	$66,271	$—	$—	$4,144,741
Year ended December 31, 2014	$3,882,154	$196,316	$—	$—	$4,078,470

Note 11- Related Party Transactions

Since July 2010, the accounting firm J.L. Hofmann & Associates, P.A. (“JLHPA”), whose principal is our CFO John L. Hofmann, has provided financial consulting and accounting services to the Company. The Company paid $39,150 and $42,625 to JLHPA for its services in the years ended December 31, 2015 and 2014, respectively.

Note 12 – Subsequent Events

See Note 8 regarding prepayment of a $25,000 note in February 2016.

