Form 10-Q
period 2016-03-31
POWERVERDE, INC.
filed 2016-05-12
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 12, 2016 the issuer had 31,750,106 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PowerVerde, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

March 31, 2016 (Unaudited) and December 31, 2015

	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$54,416	$5,601
Accounts receivable	140,652	220,158
Prepaid expenses	13,812	13,332
Total Current Assets	208,880	239,091

Property and Equipment
Property and equipment, net of accumulated depreciation of $74,460 and $70,792, respectively	33,181	36,849

Other Assets
Intellectual Property, net of accumulated amortization of $668,578 and $665,532, respectively	23,696	26,742
Total Assets	$265,757	$302,682

Liabilities and Stockholders’ Deficiency
Current Liabilities
Accounts payable and accrued expenses	$74,430	$41,951
Payable to related party	20,000	26,000
Notes payable to related parties	390,327	412,115
Note payable	24,021	47,569
Total Current Liabilities	508,778	527,635

Total Liabilities	508,778	527,635

Stockholders’ Deficiency
Preferred Stock:
50,000,000 preferred shares authorized, 0 preferred shares issued at March 31, 2016 and December 31, 2015	—	—
Common stock:
200,000,000 common shares authorized, par value $0.0001 per share, 31,750,106 common shares issued and outstanding at March 31, 2016 and December 31, 2015	3,981	3,981
Additional paid-in capital	11,921,516	11,921,516
Treasury stock, 8,550,000 shares at cost	(491,139)	(491,139)
Accumulated deficit	(11,677,379)	(11,659,311)
Total Stockholders’ Deficiency	(243,021)	(224,953)

Total Liabilities and Stockholders’ Deficiency	$265,757	$302,682

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2016 and 2015

(Unaudited)

	2016	2015

Royalty revenue	$140,652	$154,887

Operating Expenses
Research and development	57,725	84,656
General and administrative	86,311	109,784
Total Operating Expenses	144,036	194,440

Loss from Operations	(3,384)	(39,553)

Other Income (Expenses)
Interest expense	(14,684)	(13,779)
Total Other Income (Expense)	(14,684)	(13,779)

Loss before Income Taxes	(18,068)	(53,332)
Provision for Income Taxes	—	—

Net Loss	$(18,068)	$(53,332)

Net Loss per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding - Basic and Diluted	31,750,106	31,750,106

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2016 and 2015

(Unaudited)

	2016	2015
Cash Flows from Operating Activities
Net loss	$(18,068)	$(53,332)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,714	58,836
Amortization of discount	3,211	3,176
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets	79,027	36,408
Employee advances	—	6,000
Accounts payable and accrued expenses	32,478	(52,397)
Payable to related parties	(6,000)	—

Cash Provided by (Used in) Operating Activities	97,362	(1,309)

Cash Flows from Financing Activities
Payments on note payable	(23,547)	—
Proceeds from notes payable, related party	(25,000)	—

Cash Used in Financing Activities	(48,547)	—

Net Change in Cash and Cash Equivalents	48,815	(1,309)

Cash and Cash Equivalents at Beginning of Period	5,601	4,736

Cash and Cash Equivalents at End of Period	$54,416	$3,427

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$4,953	$—
Cash paid during the period for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

Note 1 – Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Annual Report of PowerVerde, Inc. (“PowerVerde,” “we,” “us,” “our,” or the “Company”) as of and for the year ended December 31, 2015. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results to be expected for the full year or for future periods. The condensed consolidated financial statements include the accounts of PowerVerde, Inc., formerly known as Vyrex Corporation (the “Company”), and PowerVerde Systems, Inc., formerly known as PowerVerde, Inc., its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

Note 2 – Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has had recurring operating losses, negative cash flows from operations and negative working capital. Those factors, as well as uncertainty in securing additional funds for continued operations, create an uncertainty about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable

Accounts receivable consist of balances due from royalties in connection with the license agreement with VDF FutureCeuticals, Inc. The Company monitors accounts receivable and provides allowances when considered necessary. At March 31, 2016, accounts receivable were considered to be fully collectible. Accordingly, no allowance for doubtful accounts was provided.

Revenue Recognition

Licensing and royalty revenue from royalty agreements unrelated to the Company’s planned operations is recognized in accordance with the terms of the specific agreement. Revenues recognized under these agreements amount to 100% of total revenues of the three months ended March 31, 2016 and 2015.

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

Impairment of Long-Lived Assets

Impairment losses are recorded on long-lived assets (property, equipment and intellectual property) used in operations when impairment indicators are present and the undiscounted expected cash flows estimated to be generated by those assets are less than the carrying value of such assets. No impairment losses have been recognized during the three months ended March 31, 2016 or 2015.

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

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company, or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All outstanding warrants as of December 31, 2015 and March 31, 2016 were classified as equity.

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

Research and Development Costs

The Company’s research and development costs are expensed in the period in which they are incurred. Such expenditures amounted to $57,725 and $84,656 for the three months ended March 31, 2016 and 2015, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share is computed in accordance with FASB ASC Topic 260, “Earnings per Share”. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Certain common stock equivalents were not included in the earnings (loss) per share calculation as their effect would be anti-dilutive. Warrants exercisable for 4,480,000 shares and options for 4,750,000 shares were excluded from weighted average common shares outstanding on a diluted basis.

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

Note 4 – Recent Accounting Pronouncements

Refer to the consolidated financial statements and footnotes thereto included in the PowerVerde, Inc. Annual Report on Form 10-K for the year ended December 31, 2015 for recent accounting pronouncements. Other pronouncements have been issued but the Company does not believe that their adoption will have a significant impact on the financial position or results of operations.

Note 5 – Intellectual Property

Intellectual Property partially consists of technology acquired from the purchase of 100% of the membership interests of Cornerstone Conservation Group LLC (“Cornerstone”) in March 30, 2012 for $659,440. Accumulated amortization with respect to this intellectual property was $659,440 at March 31, 2016.

On June 30, 2015, the Company entered into an Assignment Agreement with VyrexIP Holdings Inc., a company owned by Company shareholder Edward Gomez, for the purchase of intellectual property. The net price of these assets was comprised of a down payment of $16,116 and a $58,436 promissory note to the seller due July 15, 2016, partially offset by assignment by the seller to the Company of a $38,000 promissory note due November 14, 2015, issued by the seller’s licensee Epalex Corporation, a company of which Mr. Gomez is chairman and a major stockholder. This note was paid in full as of March 31, 2016.

For the three months ended March 31, 2016 and 2015, amortization expense was $3,046 and $54,953, respectively, and accumulated amortization of the intangible asset- intellectual property was $668,578 at March 31, 2016.

Future amortization of the intangible asset – intellectual property was as follows as of March 31, 2016:

Year ending December 31:
2016	$9,138
2017	12,184
2018	2,374
Total	$23,696

Note Payable at March 31, 2016 consists of $24,021 promissory note to VyrexIP Holdings Inc. for the purchase of intellectual property. The Company has agreed to pay principal plus accrued interest over 10 monthly payments of $6,080.64, each due on the 15th day of each month, beginning October 15, 2015. This note was paid in full, with accrued interest, in April 2016.

Note 6 – Stockholders’ Deficiency

Warrants

A summary of warrants issued, exercised and expired during the three months ended March 31, 2016 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2015	4,480,000	$.58	$45,000
Issued	—	—	—
Expired	—	—	—
Balance at March 31, 2016	4,480,000	$.58	$45,000

Note 7 – Stock Options

Stock option activity for the quarter ended March 31, 2016, is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2015	4,750,000	$0.49	9.00
Granted	—	—	—
Expired/forfeited	—	—	—
Options outstanding at March 31, 2016	4,750,000	$0.49	9.00

Total stock option compensation for the three months ended March 31, 2016 and 2015 was $0. There is no unrecognized compensation expense associated with the options.

Note 8 – Payables to Related Parties

Notes payable to related parties at March 31, 2016 consist of notes payable to stockholders of $400,000 (issued in 2012), less unamortized discount of $9,673 related to common stock warrants that had been issued to the stockholders with the notes. The discount is being amortized over the extended term of the notes, which are due in one principal payment on December 31, 2016. Interest is payable semiannually at 10%. The note is collateralized by all receivables now or hereafter existing pursuant to the license agreement with VDF FutureCeuticals, Inc. discussed in Note 3.

Payable to related party at March 31, 2016 consists primarily of a $20,000 unsecured note payable to Company shareholder Edward Gomez bearing interest at 10%. On June 11, 2015, the lender extended the maturity date on the balance of the note to July 31, 2016.

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

Note 10 - Related Party Transactions

Since July 2010, the accounting firm J.L. Hofmann & Associates, P.A. (“JLHPA”), whose principal is the Company’s CFO John L. Hofmann, has provided financial consulting and accounting services to the Company. The Company paid $14,550 and $12,135 to JLHPA for its services in the three months ended March 31, 2016 and 2015, respectively.

Note 11 – Subsequent Events

See Note 5 regarding prepayment of a promissory note in April 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Readers are cautioned that the statements in this Report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are based on the beliefs of our management, as well as on assumptions made by and information currently available to us as of the date of this Report. When used in this Report, the words “plan,” “will,” “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project” and similar expressions are intended to identify such forward-looking statements. Although we believe these statements are reasonable, actual actions, operations and results could differ materially from those indicated by such forward-looking statements as a result of the risk factors included in our 2015 Annual Report, or other factors. We must caution, however, that this list of factors may not be exhaustive and that these or other factors, many of which are outside of our control, could have a material adverse effect on us and our ability to achieve our objectives. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our condensed consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2012, 2013, 2014 and 2015, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2016.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the condensed consolidated financial statements as general and administrative expense.

Revenue Recognition

Licensing and royalty revenue from royalty agreements unrelated to the Company’s planned operations is recognized in accordance with the terms of the specific agreement. Revenues recognized under these agreements amount to 100% of total revenues for the three months ended March 31, 2016 and 2015.

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or netshare settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All outstanding warrants as of March 31, 2016 and 2015 were classified as equity.

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

Results of Operations

Three Months Ended March 31, 2016 as Compared to Three Months Ended March 31, 2015

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. We had no revenues from sales in the first quarter of 2016 and 2015 — but we recorded $140,652 and $154,887 in Biotech IP licensing fees, respectively. Our research and development expenses decreased by $26,931 (31.8%) in the first quarter of 2016 as compared to 2015. This decrease is because we are in the process of testing and are not currently building any new generator systems. Our general and administrative expenses decreased by $23,473 (21.4%) in the first quarter of 2016 as compared to 2015, due mainly to decreased amortization expenses in 2016. Our net loss was $18,068 in the first quarter of 2016, a 66.1% decrease from the net loss of $53,332 in the first quarter of 2015. Substantial net losses will continue until we are able to successfully commercialize and market our products, as to which there can be no assurance.

Liquidity and Capital Resources

We have financed our operations since inception through the sale of debt and equity securities and through Biotech IP licensing revenues. As of March 31, 2016, we had a working capital deficit of $299,898 compared to a working capital deficit of $288,544 at December 31, 2015. This decrease in working capital is due primarily to the note payable to related parties (issued in 2012) that is due on December 31, 2016.

We expect 2016 Biotech IP revenues to approximate the 2015 levels; however, there can be no assurance that this revenue level will be achieved.

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework. Based on this evaluation, our management concluded that, as of March 31, 2016, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in internal control over financial reporting during the first quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the 2015 Annual Report. Please refer to that section for disclosure regarding the risks and uncertainties related to our business.

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

POWERVERDE, INC.

Dated: May 12, 2016	By:	/s/ Richard H. Davis
Richard H. Davis
Chief Executive Officer

Dated: May 12, 2016	By:	/s/ John L. Hofmann
John L. Hofmann
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE