Form 10-K/A
period 2015-12-31
POWERVERDE, INC.
filed 2016-10-20
CIK 933972

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

The purpose of Amendment No. 1 on Form 10-K/A to the Company’s annual report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 30, 2016 (the “Form 10-K”), is to correct the scrivener’s error in the date of the reference to period ended date in the Section 906 Certifications of the Chief Executive Officer and Chief Financial Officer of the Company, from December 31, 2014 to December 31, 2015 in both of Exhibits 32.1 and 32.2 of the Form 10-K.

No other changes have been made to the Form 10-K. This Amendment No. 1 speaks as of the original filing date of the Form 10-K and does not reflect events that may have occurred subsequent to the original filing date. This Amended Report restates only those portions of the Form 10-K affected by the above noted changes. This Amended Report includes currently-dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

POWERVERDE, INC.

Dated: October 20, 2016	by:	/s/ Richard H. Davis
Richard H. Davis
CEO and Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Richard H. Davis.	Chief Executive Officer, Director	October 20, 2016

/S/ John L. Hofmann	Chief Financial Officer	October 20, 2016

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

