Form 10-Q
period 2016-09-30
POWERVERDE, INC.
filed 2016-11-14
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 14, 2016 the issuer had 31,750,106 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PowerVerde, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

September 30, 2016 (Unaudited) and December 31, 2015

	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$5,675	$5,601
Accounts receivable	89,118	220,158
Prepaid expenses	31,426	13,332
Total Current Assets	126,219	239,091

Property and Equipment
Property and equipment, net of accumulated depreciation of $81,591 and $70,792, respectively	26,050	36,849

Other Assets
Intellectual Property, net of accumulated amortization of $674,670 and $665,532	17,604	26,742
License, net of accumulated amortization of $3,322 and $0, respectively	96,678	—
Total Other Assets	114,282	26,742
Total Assets	$266,551	$302,682

Liabilities and Stockholders’ Deficiency
Current Liabilities
Accounts payable and accrued expenses	$38,166	$41,951
Payable to related party	—	26,000
Note payable to related parties	421,785	412,115
Note payable	—	47,569
Total Current Liabilities	459,951	527,635
Total Liabilities	459,951	527,635

Stockholders’ Deficiency
Preferred Stock:
50,000,000 preferred shares authorized, 0 preferred shares issued at September 30, 2016 and December 31, 2015	—	—
Common stock:
200,000,000 common shares authorized, par value $0.0001 per share, 31,750,106 common shares issued and outstanding at September 30, 2016 and December 31, 2015	3,981	3,981
Additional paid-in capital	12,126,831	11,921,516
Treasury stock, 8,550,000 shares at cost	(491,139)	(491,139)
Accumulated deficit	(11,833,073)	(11,659,311)
Total Stockholders’ Deficiency	(193,400)	(224,953)

Total Liabilities and Stockholders’ Deficiency	$266,551	$302,682

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2016 and 2015

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Royalty revenue	$89,118	$122,107	$417,074	$309,703

Operating Expenses
Research and development	177,885	51,847	282,339	192,827
General and administrative	55,485	52,895	262,599	212,565
Total Operating Expenses	233,370	104,742	544,938	405,392

Income (Loss) from Operations	(144,252)	17,365	(127,864)	(95,689)

Other Income (Expenses)
Interest income	—	570	—	570
Interest expense	(17,338)	(13,718)	(45,898)	(41,429)
Total Other Income (Expense)	(17,338)	(13,148)	(45,898)	(40,859)

Income (Loss) before Income Taxes	(161,590)	4,217	(173,761)	(136,548)
Provision for Income Taxes	—	—	—	—

Net Income (Loss)	$(161,590)	$4,217	$(173,761)	$(136,548)

Net Loss per Share - Basic and Diluted	$(0.005)	$—	$(0.005)	$(0.004)

Weighted Average Common Shares Outstanding - Basic and Diluted	31,750,106	31,750,106	31,750,106	31,750,106

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2016 and 2015

(Unaudited)

	2016	2015
Cash Flows from Operating Activities
Net loss	$(173,761)	$(136,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,259	69,650
Amortization of discount	12,920	9,634
Stock based compensation	202,065	2,000
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	112,946	65,787
Employee advances	—	12,292
Interest receivable, related party	—	(570)
Accounts payable and accrued expenses	(3,786)	(8,580)
Payable to related parties	(26,000)	(13,900)

Cash Provided by (Used in) Operating Activities	147,643	(235)
Cash Flows From Investing Activities
Purchase of intellectual property	—	(16,116)

Cash Used in Investing Activities	—	(16,116)

Cash Flows from Financing Activities
Proceeds from note payable, related party	25,000	25,000
Principal payments on notes payable, related parties	(25,000)	—
Principal payments on notes payable	(147,569)	—

Cash (Used in) Provided by Financing Activities	(147,569)	25,000

Net Increase in Cash and Cash Equivalents	74	8,649

Cash and Cash Equivalents at Beginning of Period	5,601	4,736

Cash and Cash Equivalents at End of Period	$5,675	$13,385

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$24,175	$19,835
Cash paid during the period for income taxes	$—	$—

Supplemental Disclosure of Non-Cash Activities
Note Receivable in connection with IP acquisition	$—	$38,000
Note Payable in connection with license and IP acquisition	$100,000	$58,436
Interest Receivable in connection with IP acquisition	$—	$3,718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

Note 1 – Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Annual Report of PowerVerde, Inc. (“PowerVerde,” “we,” “us,” “our,” or the “Company”) as of and for the year ended December 31, 2015. The results of operations for the three and nine months ended September 30, 2016, are not necessarily indicative of the results to be expected for the full year or for future periods. The condensed consolidated financial statements include the accounts of PowerVerde, Inc., formerly known as Vyrex Corporation (the “Company”), and PowerVerde Systems, Inc., formerly known as PowerVerde, Inc., its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable consist of balances due from royalties in connection with the license agreement with VDF FutureCeuticals, Inc. The Company monitors accounts receivable and provides allowances when considered necessary. At September 30, 2016, accounts receivable were considered to be fully collectible. Accordingly, no allowance for doubtful accounts was provided.

Revenue Recognition

Royalty revenue from royalty agreements unrelated to the Company’s planned operations is recognized in accordance with the terms of the specific agreement. Revenues recognized under these agreements amount to 100% of total revenues for the nine months ended September 30, 2016 and 2015.

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

Impairment of Long-Lived Assets

Impairment losses are recorded on long-lived assets (property, equipment and intellectual property) used in operations when impairment indicators are present and the undiscounted expected cash flows estimated to be generated by those assets are less than the carrying value of such assets. No impairment losses have been recognized during the nine months ended September 30, 2016 or 2015.

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

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company, or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All outstanding warrants as of December 31, 2015 and September 30, 2016 were classified as equity.

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

Research and Development Costs

The Company’s research and development costs are expensed in the period in which they are incurred. Such expenditures amounted to $282,339 and $192,827 for the nine months ended September 30, 2016 and 2015, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share is computed in accordance with FASB ASC Topic 260, “Earnings per Share”. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Certain common stock equivalents were not included in the earnings (loss) per share calculation as their effect would be anti-dilutive. Warrants exercisable for 4,350,000 shares and options for 5,750,500 shares were excluded from weighted average common shares outstanding on a diluted basis.

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

Note 5 – Intellectual Property

Intellectual Property partially consists of technology acquired from the purchase of 100% of the membership interests of Cornerstone Conservation Group LLC (“Cornerstone”) on March 30, 2012 for $659,440. Accumulated amortization with respect to this intellectual property was $659,440 at September 30, 2016.

On June 30, 2015, the Company entered into an Assignment Agreement with VyrexIP Holdings Inc., a company owned by Company shareholder Edward Gomez, for the purchase of intellectual property. The net price of these assets was comprised of a down payment of $16,116 and a $58,436 promissory note to the seller due July 15, 2016, partially offset by assignment by the seller to the Company of a $38,000 promissory note due November 14, 2015, issued by the seller’s licensee Epalex Corporation, a company of which Mr. Gomez is chairman and a major stockholder. This note was paid in full as of March 31, 2016. Accumulated amortization with respect to this intellectual property was $15,230 at September 30, 2016.

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

The license acquisition fee of $100,000 is to be paid in four consecutive monthly installments beginning June 1, 2016. This was paid in full as of September 30, 2016. The license acquisition fee is being amortized over a ten year period. The amortization expense for the three months ended September 30, 2016, was $2,500.

For each of the nine months ended September 30, 2016 and 2015, amortization expense was $12,460 and $58,000 and accumulated amortization of the intangible asset- intellectual property was $677,992 at September 30, 2016.

Future amortization of the intangible assets of intellectual property and license agreement was as follows as of September 30, 2016:

Year ending December 31:
2016	$5,546
2017	22,184
2018	12,374
2019	10,000
2020	10,000
Thereafter	54,178
Total	$114,282

Note 6 – Stockholders’ Deficiency

Warrants

A summary of warrants issued, exercised and expired during the nine months ended September 30, 2016 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2015	4,480,000	$.58	$45,000
Issued	925,000	.15	—
Expired	(1,055,000)	(1.05)	—
Balance at September 30, 2016	4,350,000	$.37	$45,000

A warrant for the purchase of 900,000 shares of common stock was issued in June 2016 to a stockholder at an exercise price of $0.11 per share in consideration for the Company utilizing his facility space from January 2013 to December 2015. The fair market value of the warrant was determined to be $0.08 per share, or $72,000, which is included in the general and administrative expenses as stock compensation expense.

In July 2016, a warrant for the purchase of 25,000 shares of common stock was issued to a stockholder as additional consideration for a $25,000 loan. See Note 8. The fair market value of the warrant was determined to be $0.13 per share, or $3,250, which was recorded as interest expense.

Note 7 – Stock Options

Stock option activity for the nine months ended September 30, 2016, is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2015	4,750,000	$0.34	6.00
Grant	1,000,500	0.19	—
Expired/forfeited	—	—	—
Options outstanding at September 30, 2016	5,750,500	$0.28	5.37

Total stock option compensation for the nine months ended September 30, 2016 and 2015 was $130,065 and $0, respectively. There is no unrecognized compensation expense associated with the options.

Note 8 - Notes Payable to Related Parties

Notes payable at December 31, 2015 included a $47,569 promissory note to VyrexIP Holdings Inc. for the purchase of intellectual property. The Company agreed to pay principal plus accrued interest over 10 monthly payments of $6,080, each due on the 15th day of each month, beginning October 15, 2015. This note was paid in full, with accrued interest, in April 2016.

Notes payable to related parties at September 30, 2016 consist of notes payable to stockholders of $400,000 (issued in 2012), less unamortized discount of $3,215 related to common stock warrants that had been issued to the stockholders with the notes. The discount is being amortized over the extended term of the notes, which are due in one principal payment on December 31, 2016. Interest is payable semiannually at 10%. The note is collateralized by all receivables now or hereafter existing pursuant to the license agreement with VDF FutureCeuticals, Inc. discussed in Note 3.

The notes payable to related parties at September 30, 2016 also includes a promissory note to a stockholder for $25,000. The principal balance and interest at 10% was due October 31, 2016. On October 26, 2016, the lender extended the maturity date of the note to January 31, 2017 in exchange for an additional 25,000 warrants with an exercise price of $0.15.

Payable to related party consists primarily of a $20,000 unsecured note payable to Company shareholder Edward Gomez bearing interest at 10%. On June 11, 2015, the lender extended the maturity date on the balance of the note to July 31, 2016. This note was paid in full, with accrued interest, in July 2016.

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

Note 10 - Related Party Transactions

Since July 2010, the accounting firm J.L. Hofmann & Associates, P.A. (“JLHPA”), whose principal is the Company’s CFO John L. Hofmann, has provided financial consulting and accounting services to the Company. The Company paid $28,815 and $30,695 to JLHPA for its services in the nine months ended September 30, 2016 and 2015, respectively.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our condensed consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2012, 2013, 2014 and 2015, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2016.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the condensed consolidated financial statements as general and administrative expense.

Revenue Recognition

Licensing and royalty revenue from royalty agreements unrelated to the Company’s planned operations is recognized in accordance with the terms of the specific agreement. Revenues recognized under these agreements amount to 100% of total revenues for the nine months ended September 30, 2016 and 2015.

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or netshare settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company, or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All outstanding warrants as of September 30, 2016 and 2015 were classified as equity

Intellectual Property

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

Results of Operations

Three Months Ended September 30, 2016 as Compared to Three Months Ended September 30, 2015

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. We had no revenues from sales in the third quarter of 2016 and 2015 – but we recorded $89,118 and $122,107 in Biotech IP licensing fees (based on pre-Merger contracts), respectively. In both years, we had substantial expenses due to our ongoing research and development activities and efforts to commercialize our systems, as well as substantial administrative expenses associated with our status as a public company. Our research and development expenses increased by $126,038 (243.1%) in the third quarter of 2016 as compared to 2015, due mainly to the stock options issued in July 2016. Our general and administrative expenses increased by $2,590 (5.0%) in the third quarter of 2016 as compared to 2015, due mainly to increased amortization expenses for the acquisition of the Helidyne license agreement. Our net loss was $161,590 in the third quarter of 2016, compared to net income of $4,217 in the third quarter of 2015. We expect substantial net losses will continue until we are able to successfully commercialize and market our systems, as to which there can be no assurance.

Nine Months Ended September 30, 2016 as Compared to Nine Months Ended September 30, 2015

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. We had no revenues from sales in the first nine months of 2016 and 2015 – but we recorded $417,074 and $309,703 in Biotech IP licensing fees (based on pre-Merger contracts), respectively. In both years, we had substantial expenses due to our ongoing research and development activities and efforts to commercialize our systems, as well as substantial administrative expenses associated with our status as a public company. Our research and development expenses increased by $89,512 (46.4%) in the first nine months of 2016 as compared to 2015. This increase is due mainly to the stock options issued in July 2016. Our general and administrative expenses increased by $50,033 (23.5%) in the first nine months of 2016 as compared to 2015, due mainly to the warrants issued in 2016. Our net loss was $173,761 in the first nine months of 2016, a 27.3% increase from the net loss of $136,548 in the first nine months of 2015. Substantial net losses will continue until we are able to successfully commercialize and market our systems, as to which there can be no assurance.

Liquidity and Capital Resources

We have financed our operations since inception through the sale of debt and equity securities and through Biotech IP licensing revenues. As of September 30, 2016, we had a working capital deficit of $333,732 compared to a working capital deficit of $288,544 at December 31, 2015. This decrease in working capital is due primarily to the note payable to related parties (issued in 2012) that is due on December 31, 2016.

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework. Based on this evaluation, our management concluded that, as of September 30, 2016, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in internal control over financial reporting during the third quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

POWERVERDE, INC.

Dated: November 14, 2016	By:	/s/ Richard H. Davis
Richard H. Davis
Chief Executive Officer

Dated: November 14, 2016	By:	/s/ John L. Hofmann
John L. Hofmann
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE