Form 10-K
period 2016-12-31
POWERVERDE, INC.
filed 2017-04-17
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock equity, as of June 30, 2016, the last business day of the issuer’s most recently completed second fiscal quarter: $4,544,000.

As of April 17, 2017, the number of outstanding shares of common stock, $0.0001 par value per share, of the registrant was 31,750,106.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PowerVerde, Inc.

Annual Report on Form 10-K

Year Ended December 31, 2016

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

On February 11, 2008, Vyrex, PowerVerde, Inc. (“PowerVerde”) and Vyrex Acquisition Corporation (“VAC”), a wholly-owned subsidiary of Vyrex, all Delaware corporations, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, on February 12, 2008, VAC merged with and into PowerVerde, with PowerVerde remaining as the surviving corporation and a wholly-owned subsidiary of Vyrex (the “Merger”). As consideration for the Merger, as of the closing of the Merger, each issued and outstanding share of common stock of PowerVerde was converted into the right to receive 1.2053301 shares of the common stock of Vyrex and each share of VAC was converted into one share of PowerVerde common stock. As a result of the Merger, the former shareholders of PowerVerde held 95% of the common stock of Vyrex.

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

The Company is a Delaware corporation formed in March 2007 by George Konrad and Fred Barker. Mr. Konrad served as an officer and director of the Company until October 2012. Mr. Barker served as an officer and director until January 2015. See Item 10 “Directors, Executive Officers and Corporate Governance.” The Company was formed in order to further develop, commercialize and market a series of unique electric generating power systems designed to produce electrical power with zero emissions or waste byproducts, based on a patented pressure-driven expander motor and related organic rankine cycle technology. The design of the motor was conceived by Mr. Barker in January 2001. Mr. Barker previously had a working relationship with Mr. Konrad and enlisted Mr. Konrad and his manufacturing expertise, together with Mr. Barker’s own engineering expertise, to co-develop the motor. As a research and development company, we have tested and continue to test other style drivers as well.

An initial prototype of the motor was created and tested in early 2002, and, based on positive test results, Messrs. Barker and Konrad concluded that the concept could lead to a commercial product. A new design was developed in early 2007, which resulted in a motor that produced more torque and horsepower, as well as being easier to mass produce. The prototype was tested extensively, and substantial tooling and engineering with CAM/CNC programming was completed at the facility of Mr. Konrad’s company, Arizona Research and Development (“ARD”), for the possibility of an eventual mass production model. The Company has since abandoned this style of expander and is now focused on a new planetary or quad rotor style expander or motor.

Based on data learned from these earlier prototypes, PowerVerde has manufactured, retrofitted or purchased from third party manufacturers, different expanders and related generation equipment. The Company has been testing these devices on a more powerful and advanced organic rankine cycle (ORC) system referred to as the Liberator. The Company has also built and tested a 100kW pressure-driven motor at another machining and manufacturing facility, Global Machine Works, in Arlington, WA. These two related but distinct systems are designed for two different markets. The 25/50kW system uses low-grade heat source (waste heat) as a fuel source, expanding a working fluid thereby driving the expander/generator, while the 100kW system (without ORC) uses wasted energy (pressure) from natural gas pipeline or wellhead infrastructures to drive the motor/generator and create electric power. In early 2010, our Board of Directors created two separate product lines: waste heat/solar organic rankine cycle powered systems; and gas pipeline/wellhead waste energy recovery systems.

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

Despite our initial optimism, the PowerVerde driver (motor) failed to demonstrate sufficient commercial capacity for the uninterrupted hours of operation required for commercial performance. Due to the ongoing technical problems, Newton did not sell any of our Systems and, in August 2014, the agreement was mutually terminated.

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

As consideration for the Cornerstone acquisition, we issued (i) a total of 2,250,000 restricted shares of our common stock to Cornerstone’s members, Bryce Johnson (“Johnson”), Paul Kelly (“Kelly”) and Vincent Hils (“Hils”) in the amounts of 1,575,000, 337,500 and 337,500 shares, respectively, (ii) 10,000 restricted shares to a Cornerstone employee, and (iii) three year warrants to purchase 150,000 shares each to Johnson and Kelly at exercise prices of $2.00 $4.00 per share. In November 2011, Johnson joined our Board of Directors, and in January 2012 we moved our operations to a facility in Scottsdale, Arizona, owned by Johnson. See “Item 2 Properties.” Johnson also became our chief operating officer in January 2012. Johnson resigned from his officer and director positions in March 2013. As a result of Johnson’s resignation, Management decided to impair the goodwill entirely as of December 31, 2012. We continue to operate our laboratory and test the Liberator within Mr. Johnson’s facility, where several infrastructure upgrades have been completed. There can be no assurance that our good relationship with Mr. Johnson regarding use of his facility will continue. See Item 2 “Properties.”

We believe that Cornerstone’s technology is complementary to PowerVerde’s platform and existing markets – mainly through the conversion of thermal energy into electric power generation. While we believe that the Cornerstone acquisition brings substantial opportunities for synergy, there can be no assurance that the acquisition will prove successful.

Certain of our non-combustion expanders are fueled by heat (waste heat), via an ORC related system, and create a pressure source powering the PowerVerde expander/generator while emitting zero carbon emissions or waste stream byproducts. The other PowerVerde system, designed to operate on wellhead or natural gas pipeline infrastructure, lacks the ORC component, but includes a pressure cycle known as the Wet Steam Cycle (WSC) using our licensed planetary-style expander. This latter system uses wasted latent energy (pressure) inherent in “city gate” letdowns or wellheads as its pressure source.

Our ORC system requires:

●	A heat source (solar, waste heat, geothermal or bio-mass);

●	An organic rankine cycle (ORC) or WSC style system to convert heat into pressure;

●	PowerVerde expander to convert the pressure into horsepower; and

●	A generator to convert the horsepower into electricity.

Our WSC system requires:

*	a pressure source such as gas wellhead;

*	a planetary expander: and

*	an off-the-shelf commodity boiler to create heated steam.

We have built and tested the 25/50kW ORC systems, and we believe that the overall design meets or exceeds performance metrics when compared to the industry at large. We have, however, remained challenged with our inability to thus far generate the continuous hours of operation that we believe necessary for commercial quality expectations. We continue to work toward our goal of a system capable of 20,000 hours (almost three years) of continuous operation. Meanwhile, we believe that we have made great strides in the evolution of the Liberator waste heat energy systems. There can be no assurance, however, that our ongoing technical issues will be resolved or that any of our Systems will ever be commercially viable. We are at a critical moment because our main source of funding, the Biotech IP license contract, expires in March 2018. If we do not make sufficient progress developing our Systems by then, we may be unable to raise the funds we need and may have to cease operations.

Employees

We currently have one full-time employee: Mark Prinz based in Scottsdale, Arizona. Mark was hired in 2011. Our chief engineer, Hank Leibowitz, was hired pursuant to a part-time consulting agreement in October 2012. Mr. Leibowitz has been designated our chief design engineer.

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

On June 25, 2015, our consultant Hank Leibowitz assigned to PowerVerde his U.S. Patent Application No. 62/172,616, filed on June 8, 2015 for “a system and method using high temperature sources [such as gas well flaring] in Rankine cycle power systems.” There can be no assurance that this patent, which we expect to use in connection with our WSC system, will be issued or maintained. We have agreed to pay Mr. Leibowitz a 2% royalty for any and all revenues of products and/or project sales by us based on this patent.

Government Regulations and Incentives

Regulatory proposals to limit greenhouse gases remain under consideration, particularly in Europe. One such measure would be a carbon tax placed on fuels in proportion to their carbon content. Another would be a tax on oil. Yet another would be a “cap and trade” system. All of these would drive up the price of electricity from fossil fuel sources, yet have no impact on carbon-free renewable sources such as those offered by us; however, due to the weak economy in the United States and Europe and strong political opposition, in particular from the new US presidential administration, there can be no assurance that any of these measures will be implemented.

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

Competition

We face substantial competition from numerous other companies, most of whom have financial and other resources substantially greater than ours. Our competition is worldwide, ranging from solo inventors and small businesses all the way to major utility companies and multinational corporations, all of whom are attempting to design, develop and market clean and efficient methods for the generation and delivery of electricity. This competition is expected to increase due to pressures arising from environmental concerns and the increased availability of governmental incentives and subsidies. These competitors may prove more successful in offering similar products and/or may offer alternative products which prove superior in performance and/or more popular with potential customers than our products. Our ability to commercialize our products and grow and achieve profitability in accordance with our business plan will depend on our ability to satisfy our customers and withstand increasing competition by providing high-quality products at reasonable prices. We also face substantial competition from sustained low prices for oil and natural gas. There can be no assurance that we will be able to achieve or maintain a successful competitive position.

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

The weak economy is projected by many economic experts to continue throughout 2017 or longer. These conditions may make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities. We cannot predict the timing, strength or duration of this current weak economy or of a subsequent stronger economic recovery, or the effects thereof on our customers and our markets. Our results of operations may be negatively impacted in future periods and experience substantial fluctuations from period to period as a consequence of these factors, and such conditions and other factors affecting capital spending may affect the timing of orders from major customers. These factors could adversely affect our ability to meet our capital requirements, support our working capital requirements and growth objectives, maintain our existing or secure new financing arrangements, or otherwise materially and adversely affect our business, financial condition and results of operations.

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

The market for electricity generation products is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the United States and in a number of other countries, these regulations and policies have been modified in the past and may be modified again in the future. These regulations and policies could deter end-user purchases of our systems. The new US presidential administration is generally skeptical of government support for the alternative energy industry, and this policy change from the prior administration may materially adversely affect our business.

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

We will need to raise promptly substantial additional funds. Without such additional funds, we may have to cease operations. We will require substantial additional funding for our contemplated research and development activities, commercialization of our products and ordinary operating expenses. Adequate funds for these purposes may not be available when needed or on terms acceptable to us, especially due to the ongoing weak economy. Insufficient funds may require us to delay or scale back our activities or to cease operations. Our sole source of material revenues is Biotech IP licensing fees, which expires in March 2018 when the underlying patents expire.

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

None.

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

Period Beginning	Period Ending	High	Low
January 1, 2015	March 31, 2015	$.50	$.13
April 1, 2015	June 30, 2015	$.40	$.15
July 1, 2015	September 30, 2015	$.18	$.10
October 1, 2015	December 31, 2015	$.14	$.08
January 1, 2016	March 31, 2016	$.20	$.08
April 1, 2016	June 30, 2016	$.30	$.11
July 1, 2016	September 30, 2016	$.22	$.13
October 1, 2016	December 31, 2016	$.20	$.05
January 1, 2017	March 31, 2017	$.20	$.01

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

In the first quarter of 2017, the Note Holders agreed to extend the maturity date of the Notes to September 30, 2017.

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

Issuer Purchases of Equity Securities

During the years ended December 31, 2016, and 2015, there were no equity securities repurchases by the Company.

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

Revenue Recognition

Licensing and royalty revenue from royalty agreements unrelated to the Company’s planned operations is recognized in accordance with the terms of the specific agreement. Revenues recognized under these agreements amount to 100% of total revenues for the years ended December 31, 2016 and 2015.

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All outstanding warrants as of December 31, 2016 and 2015, were classified as equity.

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

Results of Operations

Years ended December 31, 2016 and 2015

During 2016, we continued to focus on upgrading the durability and continued operations capability of our Liberator Waste Heat System. We had no revenues in 2016 other than $587,613 in Biotech IP licensing fees, a 10.9% increase from $529,861 in licensing income for 2015. Our research and development expenses decreased by $296,851 (47.3%) in 2016 as compared to 2015, and our general and administrative expenses increased by $45,786 (16.8%). The decrease in expenses was primarily due to the decrease in stock option issuances for services. Substantial net losses will continue until we are able to successfully commercialize and market our products, as to which there can be no assurance.

Liquidity and Capital Resources

We have financed our operations since inception principally through the sale of debt and equity securities. Also, since 2012 we have received material amounts of Biotech IP licensing fees. As of December 31, 2016, we had a working capital deficit of $272,120 and $288,544 as of December 31, 2015. Our working capital deficit is due primarily to the note payable to related parties (issued in 2012) that was due on March 31, 2017.

In the first quarter of 2017, the Note holders agreed to extend the maturity date of the Notes until September 30, 2017. In order to meet our obligations under the Notes, we intend to apply most of the Biotech IP revenues received in the second and third quarters of 2017 toward payment of the interest and principal due on the Notes, after reserving the minimum amount necessary to maintain our operations. We intend to reduce our salary and consulting fee expenses until the Notes are paid in full, and we are also seeking a new source of revenue by using our employee to provide part-time skilled manufacturing services to a third party. There can be no assurance that we will be able to meet our obligations on the Notes and still have sufficient working capital to continue operations.

During 2016, we received $587,613 in Biotech IP licensing fees alone.

By the end of 2016, we had spent all of our $5,601 opening cash balance, so that our year-end cash balance was only $4,786, while our accounts payable and accrued expenses were $79,073. As of the date of this Report, we have only enough cash to finance operations for approximately two months, until approximately June 2017.

We expect 2017 Biotech IP revenues to exceed the 2016 level; however, there can be no assurance that this revenue level will be achieved. Further, our contract which provides our Biotech IP revenues expires in March 2018, and we will therefore be without a source of working capital at that time unless we can generate material revenues from operations or raise substantial additional capital, as to which there can be no assurance.

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

Our chief executive officer and chief financial officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992). Based on this evaluation, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in internal control over financial reporting during the fourth quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The names of our officers and directors, as well as certain information about them are set forth below:

Name	Age	Position(s)	Held Since

Richard H. Davis	61	Chief Executive Officer, Director	2008

John Hofmann	60	Chief Financial Officer	2011

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

Committees

Our Board of Directors does not yet have any committees; however, we may establish an audit committee and a compensation/stock option committee in the near future.

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

All of the Advisory Board Members are PowerVerde shareholders.

Compliance with Section 16(a) of the Securities and Exchange Act of 1934

Under the securities laws of the United States, our directors, executive officers and any persons holding more than 10% of the Company’s common stock are required to report their initial ownership of the Company’s common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to identify in this Report those persons who failed to timely file these reports. All of the filing requirements were satisfied in 2016. In making this disclosure, we have relied solely on written representations of our directors and executive officers and copies of the reports that have been filed with the Commission.

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

The following table sets forth certain information as of March 30, 2017, regarding the beneficial ownership of our common stock by (i) each of our directors and “named executive officers”; and (ii) all of our executive officers and directors as a group. To our knowledge, no other person beneficially owns more than 5% of our common stock. As of April 17, 2017 we had 31,750,106 shares outstanding.

Name and Address of Beneficial Owner	Shares Owned	Percent of Class
George Konrad[1]	4,027,408	12.68%
21615 N Second Avenue
Phoenix, AZ 85027

Bryce Johnson[2]	2,758,333	8.69%
7595 E. Gray Road
Scottsdale, Arizona 85266

Fred Barker[3]	1,695,990	5.34%
21615 N Second Avenue
Phoenix, AZ 85027

Officers and Directors
Richard H. Davis[4]	2,803,033	8.83%
8365 SW 168 Terrace
Palmetto Bay, FL l33157

John L. Hofmann[5]	1,200,000	3.78%
420 S. Dixie Highway, Suite 4B
Coral Gables, Florida 33146

All Directors and Executive Officers as a group (persons)[6]	4,003,033	12.61%

1 Mr. Konrad resigned as President and Director in October 2012. At that time, he surrendered 3,000,000 shares of common stock to our Treasury.

2 Mr. Johnson resigned as an officer and director in March 2013. Includes 1,050,000 shares represented by currently exercisable warrants.

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

Since July 2010, Mr. Hofmann’s accounting firm, J.L. Hofmann & Associates, P.A. (“JLHPA”) has provided financial consulting and accounting services to PowerVerde. We paid a total of $35,855 to JLHPA in 2016.

We do not have any independent directors, as our sole director Mr. Davis is an officer. We intend to seek qualified independent directors to serve on our Board of Directors by the end of 2017.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Cherry Bekaert LLP, Certified Public Accountants (“CB”) was designated by our Board of Directors to audit the consolidated financial statements of our company for the fiscal years ended December 31, 2016 and 2015. The following table summarizes the aggregate fees billed and expected to be billed to us by CB for the fiscal years ended December 31, 2016 and 2015, respectively:

Principal Accountant Fees and Service

	2016	2015
Audit Fees	$50,750	$46,250

Total	$50,750	$46,250

Audit Fees

The aggregate fees billed and expected to be billed by CB for professional services rendered for the fiscal years ended 2016 and 2015, respectively, including fees associated with the annual audit, the reviews of the consolidated financial statements included in our Forms 10-K, the reviews of the quarterly reports on Form 10-Q, fees related to filings with the Securities and Exchange Commission and consultations on accounting issues and the application on new accounting pronouncements were approximately $50,750 and $46,250, respectively.

Tax Fees

The aggregate fees billed or expected to be billed by John L. Hofmann & Associates P.A. for tax compliance, tax advice and tax planning rendered to the Company for each of the fiscal years ended December 31, 2016 and 2015 were approximately $2,000.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

See Exhibit Index and Financial Statements Index, below.

PowerVerde, Inc.
Annual Report on Form 10-K
Year Ended December 31, 2015

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Vyrex Corporation as filed with the Delaware Secretary of State on September 8, 2005. [1]

3.2	Bylaws of Vyrex Corporation, dated as of September 9, 2005. [1]

3.3	Amended and Restated Certificate of Incorporation of Vyrex Corporation as filed with the Delaware Secretary of State on August 14, 2008. [2]

10.1	Agreement and Plan of Merger, dated as of February 11, 2008 by and among Vyrex Corporation, Vyrex Acquisition Corporation and PowerVerde, Inc. 1,3

10.4	Intellectual Property Transfer Agreement dated as of March 4, 2009, between PowerVerde, Inc. and Edward C. Gomez. 6

10.9	Agreement dated April 7, 2011, between PowerVerde, Inc. and George Konrad. [8]

10.10	Employment Agreement dated April 7, 2011, between PowerVerde, Inc. and George Konrad. [8]

10.11	Employment Agreement dated as of June 15, 2011, between PowerVerde, Inc. and Mark P. Prinz [8]

10.14	Amendment to Agreement dated August 19, 2011, between PowerVerde, Inc. and George Konrad.[8]

10.15	License Agreement dated as of September 29, 2011, between PowerVerde, Inc. and Newton Investments BV. [9]

10.16	Binding Letter of Intent for Acquisition dated November 1, 2011, between PowerVerde, Inc., Bryce Johnson, Paul Kelly and Vince Hils. 10,

10.17	Agreement dated February 9, 2012, by and between PowerVerde, Inc. and Newton Investments B.V.[11]

10.18	Membership Interest Purchase Agreement between PowerVerde, Inc., Bryce Johnson, Paul Kelly and Vince Hils dated March 30, 2012. [12]

10.19	Agreement dated October 16, 2012, among PowerVerde, Inc., George Konrad and Arizona Research and Development Inc. [19]

10.20	Consulting Agreement between the Company and Waste Heat Solutions LLC dated October 25, 2012. [14]

10.21	Form of Series A Secured Promissory Note dated December 2012. [14]

10.22	Security Agreement between PowerVerde Inc. and Series A Note holders dated December 31, 2012. [14]

10.23	Amendment to the Settlement Agreement between the Company and George Konrad dated February 7, 2014. [15]

10.24	Assignment of Intellectual Property Agreement between the Company and Vyrex IP Holdings Inc. dated June 30, 2015.*

21.1	Subsidiaries of the Company. [1]

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.
[1]	Previously filed on Form 8-K filed with the SEC on February 11, 2008.
[2]	Previously filed on Schedule 14A filed with the SEC on July 21, 2008.
[3]	Nonmaterial schedules and exhibits identified in the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-B. The Company agrees to furnish supplementally to the SEC upon request by the SEC a copy of any omitted schedule(s) or exhibit(s).
[4]	Previously filed on Form 10-K for the year ended December 31, 2008 filed with the SEC on April 15, 2009.
[5]	Previously filed on Form 10-Q for the quarter ended September 30, 2009 as filed with the SEC on November 17, 2009.
[6]	Previously filed on Form 10-K for the year ended December 31, 2009 filed with the SEC on April 14, 2010.
[7]	Previously filed on Form 8-K filed with the SEC on February 4, 2011.
[8]	Previously filed on Form 10-Q/A for the quarter ended June 30, 2011 filed with the SEC on September 8, 2011.
[9]	Previously filed on Form 8-K filed with the SEC on September 30, 2011
[10]	Previously filed on Form 8-K filed with the SEC on November 7, 2011
[11]	Previously filed on Form 8-K filed with the SEC on February 9, 2012.
[12]	Previously filed on Form 8-K filed with the SEC on April 5, 2012.
[13]	Previously filed on Form 8-K filed with the SEC on October 22, 2012.
[14]	Previously filed on Form 10-K for the year ended December 31, 2012, filed with the SEC on May 16, 2013.
[15]	Previously filed on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERVERDE, INC.

Dated: April 17, 2017	by:	/s/ Richard H. Davis
Richard H. Davis
CEO and Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Richard H. Davis.	Chief Executive Officer, Director	April 17, 2017

/S/ John L. Hofmann	Chief Financial Officer	April 17, 2017

PowerVerde, Inc. and Subsidiary

Annual Report on Form 10-K

Year Ended December 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PowerVerde, Inc. and Subsidiary

Coral Gables, Florida

We have audited the consolidated balance sheets of PowerVerde, Inc. and Subsidiary (the “Company”), as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PowerVerde, Inc. and Subsidiary as of December 31, 2016 and 2015, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $123,762 and $426,634 in 2016 and 2015, respectively. As of December 31, 2016, the accumulated deficit was $11,783,073. These factors, and others discussed in Note 2, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Cherry Bekaert LLP
Coral Gables, Florida
April 17, 2017

PowerVerde, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$4,786	$5,601
Accounts receivable	170,539	220,158
Prepaid expenses	56,628	13,332
Total Current Assets	231,953	239,091

Property and Equipment
Property and equipment, net of accumulated depreciation of $85,156 and $70,792, respectively	22,484	36,849

Other Assets
Intellectual property, net of accumulated amortization of $677,716 and $665,532, respectively	14,558	26,742
License, net of accumulated amortization of $5,822 and $0, respectively	94 178	—
Total Other Assets	108,736	26,742
Total Assets	$363,173	$302,682

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable and accrued expenses	$79,073	$41,951
Payables to related parties	—	26,000
Notes payable to related parties	425,000	412,115
Note payable	—	47,569
Total Current Liabilities	504,073	527,635

Total Liabilities	504,073	527,635

Stockholders’ Deficiency
Preferred stock:
50,000,000 shares authorized, 0 shares issued at December 31, 2016 and 2015
Common stock:
200,000,000 common shares authorized, par value $0.0001 per share, 31,750,106 common shares issued and 31,750,106 shares outstanding at December 31, 2016 and December 31, 2015	3,981	3,981
Additional paid-in capital	12,129,331	11,921,516
Treasury stock, 8,550,000 shares at cost	(491,139)	(491,139)
Accumulated deficit	(11,783,073)	(11,659,311)

Total Stockholders’ Deficiency	(140,900)	(224,953)

Total Liabilities and Stockholders’ Deficiency	$363,173	$302,682

The accompanying notes are an integral part of these consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Consolidated Statements of Operations

For the years ended December 31, 2016 and 2015

	2016	2015
Revenue, Net	$587,613	$529,861

Operating Expenses
Research and development	331,038	627,889
General and administrative	318,067	272,281
Total Operating Expenses	649,105	900,170

Loss from Operations	(61,492)	(370,309)

Other Income (Expenses)
Interest income	—	861
Interest expense	(62,270)	(57,186)
Total Other Income (Expenses)	(62,270)	(56,325)

Loss before Income Taxes	(123,762)	(426,634)
Provision for Income Taxes	—	—

Net Loss	$(123,762)	$(426,634)

Net Loss per Share - Basic and Diluted	$(0.00)	$(0.01)
Weighted Average Common Shares Outstanding - Basic and Diluted	31,750,106	31,750,106

The accompanying notes are an integral part of these consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ deficiency

For the years ended December 31, 2016 and 2015

	Common Shares	Common Stock	Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Deficiency
Balances, December 31, 2014	31,750,106	$3,981	$11,531,516	$(491,139)	$(11,232,677)	$(188,319)

Stock-based compensation	—	—	390,000	—	—	390,000
Net loss	—	—	—	—	(426,634)	(426,634)
Balances, December 31, 2015	31,750,106	$3,981	$11,921,516	$(491,139)	$(11,659,311)	$(224,953)

Stock-based compensation	—	—	207,815	—	—	207,815
Net loss	—	—	—	—	(123,762)	(123,762)
Balances, December 31, 2016	31,750,106	$3,981	$12,129,331	$(491,139)	$(11,783,073)	$(140,900)

The accompanying notes are an integral part of these consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the years ended December 31, 2016 and 2015

	2016	2015
Cash Flows from Operating Activities
Net loss	$(123,762)	$(426,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,371	76,579
Amortization of discount	12,884	12,881
Stock based compensation	207,815	390,000
Changes in operating assets and liabilities
Accounts receivable and prepaid expenses	6,324	(30,033)
Employee advances	—	12,292
Accounts payable and accrued expenses	37,122	(58,056)
Payable to related parties	(26,000)	(15,900)

Cash (Used in) Operating Activities	(146,754)	(38,871)

Cash Flows from Investing Activities
Purchase of intellectual property	—	(16,116)

Cash (Used in) Investing Activities	—	(16,116)

Cash Flows from Financing Activities
Proceeds from note receivable, related party, and accrued interest	—	41,719
Payments on note payable	—	(10,867)
Proceeds from notes payable, related party	25,000	25,000
Principal payments on notes payable, related parties	(25,000)	—
Principal payments on notes payable	147,569)	—

Cash (Used in) Provided by Financing Activities	(147,569)	55,852

Net (Decrease) Increase in Cash and Cash Equivalents	(815)	865
Cash and cash equivalents at Beginning of Period	5,601	4,736
Cash and cash equivalents at End of Period	$4,786	$5,601

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$24,977	$44,294

Supplemental Schedule of Non-Cash Activities
Note receivable and accrued interest in connection with IP acquisition	$—	$41,179
Note Payable in connection with license and IP acquisition	$100,000	$58,416

The accompanying notes are an integral part of these consolidated financial statements.

PowerVerde, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business

PowerVerde, Inc. (the “Company”) is a “C” Corporation organized under the Laws of Delaware with operations in Scottsdale, Arizona. The Company’s two founders, now its largest shareholders, have conceived and developed the use of a power systems patent. For several years, the Company has been undertaking research and development on a power generating system based on the patent and related intellectual property, which it hopes to commercialize in the near future.

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

Accounts Receivable

Accounts receivable consist of balances due from royalties in connection with the Company’s license agreement with VDF FutureCeuticals, Inc. The Company monitors accounts receivable and provides allowances when considered necessary. At December 31, 2016 and 2015, accounts receivable were considered to be fully collectible. Accordingly, no allowance for doubtful accounts was provided.

Revenue Recognition

Licensing and royalty revenue from a royalty agreement unrelated to the Company’s planned operations is recognized in accordance with the terms of the specific agreement. Revenues recognized under this agreement amount to 100% of total revenues for the years ended December 31, 2016 and 2015.

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

Impairment of Long-Lived Assets

Impairment losses are recorded on long-lived assets (property, equipment and intellectual property) used in operations when impairment indicators are present and the undiscounted expected cash flows estimated to be generated by those assets are less than the carrying value of such assets. No impairment losses were recognized in the years ended December 31, 2016 and 2015.

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

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All outstanding warrants as of December 31, 2016 and 2015 were classified as equity.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2013, 2014, 2015 and 2016, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2016.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the consolidated financial statements as general and administrative expense.

Research and Development Costs

The Company’s research and development costs are expensed in the period in which they are incurred. Such expenditures amounted to $331,038 and $627,889 for the years ended December 31, 2016 and 2015, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share is computed in accordance with FASB ASC Topic 260, “Earnings per Share”. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Certain common stock equivalents were not included in the earnings (loss) per share calculation as their effect would be anti-dilutive. Warrants exercisable for 4,275,000 shares and options for 5,750,500 shares were excluded from weighted average common shares outstanding on a diluted basis.

Financial instruments

The Company carries cash and cash equivalents, accounts receivable, accounts payable and accrued expenses at historical costs. The respective estimated fair values of these assets and liabilities approximate carrying values due to their current nature. The Company also carries notes payable to related parties at historical cost less discounts from warrants issued as loan financing costs. The fair value of such notes is substantially similar to the face value of the notes ($425,000).

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

Note 4 – Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach. The core principal of the standard is that revenue should be recognized when the transfer of promised goods or services is made in an amount that the entity expects to be entitled to in exchange for the transfer of goods and services. ASU 2014-09 also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2015-14”) which deferred the effective date of the standard. This standard will be effective for the calendar year ending December 31, 2019. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires an entity to evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. The guidance is effective for the year ended December 31, 2016. The adoption of ASU 2014-15 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30)” (“ASU 2015-03”). Currently generally accepted accounting principles U.S. GAAP requires any debt issuance costs to be reported in the balance sheet as deferred charges. The amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. We have adopted ASU 2015-03 on our consolidated financial statements effective January 1, 2016.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740)” (“ASU 2015-17”). Currently U.S. GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The amendments under ASU 2015-17 will require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update will be effective for fiscal years beginning after December 15, 2016 and interim periods within the fiscal years beginning after December 15, 2016. The Company will adopt the new guidance on January 1, 2017. The adoption of ASU 2015-17 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for the Company beginning January 1, 2017. The Company will adopt the new guidance on January 1, 2017. The Company does not expect the adoption to have a material impact on its consolidated results of operations and financial position.

In August 2016, the FASB issued Accounting Standards Updated 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments” (ASU 2016-15). The standard addresses eight specific cash flow issues to reduce diversity in practice in how certain cash receipts and cash payments are presented on the Statements of Cash Flows. ASU 2016-15 is effective for the Company beginning January 1, 2018. The amendments require a retrospective approach to adoption and early adoption is permitted, including in an interim period. The company is currently evaluating the potential impact of this standard.

In January 2017, the FASB issued Accounting Standards Update 2017-01, “Business Combinations: Clarifying the Definition of a Business” (ASU 2017-01). The standard clarifies the definition of a business and adds guidance to assist entities when evaluating whether transactions should be accounted for as acquisitions or disposals of assets or as businesses. The standard provides a screen to determine whether a set of assets and activities qualifies as a business or as a set of assets. ASU 2017-01 is effective for the Company beginning January 1, 2018. The Company is currently evaluating the impact of this standard.

In January 2017, the FASB issued Accounting Standards Update 2017-04, “Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment” (ASU 2017-04). The standard simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments of ASU 2017-04, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss cannot exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for fiscal years and interim periods within those years beginning January 1, 2019. The amendments require a prospective approach to adoption and early adoption is permitted for interim or annual goodwill impairment tests. The Company is currently in the process of evaluating the impact of adoption of this ASU on the financial statements.

The Company does not believe that other standards which have been issued but are not yet effective will have a significant impact on its financial statements.

Note 5 – Intellectual Property and Note Payable

Intellectual Property partially consists of technology acquired from the purchase of 100% of the membership interests of Cornerstone Conservation Group LLC (“Cornerstone”) on March 30, 2012 for $659,440. Accumulated amortization with respect to this intellectual property was $659,440 at December 31, 2016 and 2015.

On June 30, 2015, the Company entered into an Assignment Agreement with VyrexIP Holdings Inc., a company owned by Company shareholder Edward Gomez for the purchase of intellectual property. The net price of these assets was comprised of a down payment of $16,116 and a $58,436 promissory note to the seller due July 15, 2016, partially offset by assignment by the seller to the Company of a $38,000 promissory note due November 14, 2015, issued by the seller’s licensee Epalex Corporation, a company of which Mr. Gomez is chairman and a major stockholder. This note was paid in full in November 2015.Accumulated amortization with respect to this intellectual property was $18,276 and $6,092 at December 31, 2016 and 2015, respectively.

On June 1, 2016, the Company entered into a ten-year License Agreement with Helidyne LLC for total consideration of $100,000 to utilize the Helidyne intellectual property in the manufacturing of planetary rotor expanders and the incorporation of same in the Company’s distributed electric power generation systems. The license agreement also grants the Company an exclusive license to sell the expanders whether manufactured by Helidyne or by the Company. The Company’s royalty obligation begins on the earlier of the commercialization of the product or three years from the effective date of the agreement. Once the royalty obligation begins, the minimum annual royalty is $50,000 for the first six years, and $100,000 for the remainder of the agreement.

For the years ended December 31, 2016 and 2015, amortization expense was $18,006 and $61,045 respectively, and accumulated amortization of the intangible assets was $683,538 and $665,532 at December 31, 2016 and 2015, respectively.

Future amortization of the intangible assets was as follows as of December 31, 2016:

Year ending December 31:
2017	$22,184
2018	12,374
2019	10,000
2020	10,000
Thereafter	54,178
Total	$108,736

Note Payable at December 31, 2015 consists of $47,569 promissory note to VyrexIP Holdings Inc. for the purchase of intellectual property. The Company has agreed to pay principal plus accrued interest over 10 monthly payments of $6,080.64, each due on the 15th day of each month, beginning October 15th, 2015. This note was paid in full in April 2016.

Note 6 – Stockholders’ Deficiency

Warrants

The Company issued warrants on June 3, 2011 to various persons, including affiliates of the Company, for services provided to the Company. These warrants covered the purchase of 1,855,000 unregistered shares of the Company’s stock at an exercise price of $1.05 per share with a five-year term. These share-based payments have been accounted for in accordance with ASC 815-40 using the Black Scholes pricing model to determine the fair value of each warrant. As of December 31, 2016, 800,000 of these warrants were outstanding and 1,055,000 had expired.

In connection with the acquisition of Cornerstone (See Note 5), on March 30, 2012, the Company issued warrants to purchase 300,000 unregistered shares of common stock at exercise prices ranging from $2.00 to $4.00 per share. These warrants expire at various dates through December 2017. As of December 31, 2016, 100,000 of these warrants had expired and 200,000 were outstanding.

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

During March 2013, the Company issued its Chief Executive Officer and Chief Financial Officer five –year warrants to purchase common stock at an exercise price of $0.30 per share (market price on date of grant) in the amounts of 1,000,000 and 500,000 shares, respectively. The Company recognized $210,000 in compensation expense. As of December 31, 2015, all of these warrants were outstanding. In October 2015, these warrants were repriced and extended with an exercise price of $0.15 and a new expiration date of October 26, 2022 in connection with a general repricing and extension of the Company options and warrants as set forth below in this Note 6.

On December 1, 2013, the Company issued additional three-year warrants to purchase 400,000 unregistered shares of the Company’s common stock at an exercise price equal to $0.21 per share (the average closing price of the common stock during the 10 trading days prior to December 1, 2013). This was in association with the Secured Promissory Note (See Note 8). In December 2015, the expiration date of these warrants was extended to December 31, 2018. As of December 31, 2016, all of these warrants were outstanding.

During the fourth quarter of 2014, the Company revised the terms of the 400,000 original warrants issued December 2012 and January 2013, extending the maturity dates to December 31, 2017 and the exercise price was reduced from $0.41 per share to $0.39 per share. The Company also revised the terms of the additional 400,000 warrants issued December 1, 2013, to extend the maturity date to December 31, 2018 and the exercise price was reduced from $0.21 per share to $0.17 per share.

During September 2015, the Company issued five-year warrants to a stockholder for the purchase 25,000 shares of common stock as additional consideration for a $25,000 loan. These warrants expire in September 2020.

During June 2016, the Company issued warrants to a stockholder for the purchase of 900,000 shares of common stock at an exercise price of $0.11 per share in consideration for the Company utilizing his facility space from January 2013 to December 2015. These warrants expire in June 2021. As of December 31, 2016, all of these warrants were outstanding.

In July 2016, a warrant for the purchase of 25,000 shares of common stock was issued to a stockholder as additional consideration for a $25,000 loan. These warrants expire in July 2021. As of December 31, 2016, all of these warrants were outstanding.

In October 2016, another warrant for the purchase of 25,000 shares of common stock was issued to the same stockholder as additional consideration for extending the maturity of the $25,000 loan for an additional 90 days. These warrants expire in October 2021. As of December 31, 2016, all of these warrants were outstanding.

A summary of warrants issued, exercised and expired during the year ending December 31, 2016 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2015	4,480,000	$0.58	$45,000
Issued	950,000	0.11	—
Expired	(1,155,000)	(1.13)	—
Balance at December 31, 2016	4,275,000	$0.33	$45,000

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

In October 2016, an additional warrant for the purchase of 25,000 shares of common stock was issued to the stockholder as additional consideration for extending the maturity of the $25,000 loan an additional 90 days. The fair market value of the warrant was determined to be $0.10 per share, or $2,500, which was recorded as interest expense.

The weighted average grant date fair value of warrants issued during the year ended December 31, 2016 amounted to $0.13 per warrant. The fair value of each warrant granted was determined using the Black-Scholes option pricing model and the following assumptions:

December 31, 2016
Risk free interest rate	1.00%
Expected term	5 years
Annualized volatility	90%
Expected dividends	—

The warrant shares referred to above are unregistered shares of the Company’s stock and are restricted from trading as defined under Rule 144 of the United States Securities Act of 1933.

Note 7 – Stock Options

On October 1, 2015, the Board of Directors agreed to extend all outstanding management stock options and warrants (covering 3,500,000 shares) to a common expiration date of October 26, 2022, and adjust the exercise prices to $0.15. The net effect of the change in the value of the repriced options and warrants was an increase in stock based compensation expense of $208,000 during the year ended December 31, 2015.

On October 1, 2015 the Company also issued new, immediately vesting, stock options with an exercise price of $0.15 and an expiration date of October 26, 2022, to Richard Davis for 800,000 shares; Hank Leibowitz for 500,000 shares; John Hofmann for 500,000 shares; and Mark Prinz for 200,000 shares. The fair market value of these options was determined to be $0.09 per option, or $180,000, which reflects an increase in stock based compensation expense of $180,000.

Stock option activity for the year ended December 31, 2015, is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	2,750,000	$0.78	9.00	$—
Granted	2,000,000	0.09	—	—
Expired/forfeited	—	—	—	—
Options outstanding at December 31, 2015	4,750,000	$0.49	9.00	$—

Total stock-based compensation for the years ended December 31, 2015 and 2014 was $390,000 and $0 respectively.

There is no unrecognized stock compensation expense at December 31, 2015.

Stock option activity for the year ended December 31, 2016, is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	4,750,000	$0.49	9.00	$—
Granted	1,000,500	0.19	—	—
Expired/forfeited	—	—	—	—
Options outstanding at December 31, 2016	5,750,500	$0.31	5.12	$—

Total stock-based compensation for the years ended December 31, 2016 and 2015 was $207,815 and $390,000 respectively. There is no unrecognized stock compensation expense at December 31, 2016.

In July 2016, the Company issued 1,000,500 options to various stockholders, at an exercise price of $0.19 per share, in consideration for their services to the Company. The fair market value of the warrant was determined to be $0.13 per share, or $130,065, which is included in the research and development expenses as stock options for services expense.

Note 8 - Notes Payable to Related Parties

Notes payable to related parties at December 31, 2016 consist of notes payable to stockholders of $400,000 (issued in 2012), less unamortized discount of $12,885 related to common stock warrants that had been issued to the stockholders with the notes. The discount was fully amortized over the extended term of the notes, which are due in one principal payment on December 31, 2016. Interest is payable semiannually at 10%. The notes are collateralized by all receivables now or hereafter existing pursuant to the license agreement with VDF FutureCeuticals, Inc. discussed in Notes 3 and 9.

On December 30, 2016, the noteholders agreed to extend the maturity date an additional 90 days, to March 31, 2017.In the first quarter of 2017, the Note holders agreed to extend the maturity date of the Notes until September 30, 2017.

The notes payable to related parties at December 31, 2015 also includes a promissory note to a stockholder for $25,000. The principal balance and interest at 10% was due March 30, 2016. This note was paid in full, with accrued interest, in February 2016.

The notes payable to related parties at December 31, 2016 also includes a promissory note to a stockholder for $25,000. The principal balance and interest at 10% was due March 30, 2016. This note was paid in full, with accrued interest, in January 2017.

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

On June 1, 2016, the Company entered into a ten-year License Agreement with Helidyne LLC to utilize the Helidyne intellectual property in manufacturing and to sell Helidyne expanders. As part of the licensing agreement the Company committed to purchase two 50 kW expanders, at a price of $25,000 each, on or before the sixth month anniversary of the agreement. The $50,000 is payable in two monthly installments of $25,000 beginning October 2016. As of December 31, 2016, the Company had made payments totaling $33,750, towards the purchase of the expanders, all of which is included as a prepaid expense in the consolidated balance sheets.

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

Significant components of the Company’s net deferred income taxes are as follows:

	December 31,
	2016	2015
Deferred tax assets:

Net operating loss carryforwards	$2,484,406	$2,415,690
Start-up cost	289,843	320,338
Goodwill	672,754	738,927
Stock based compensation	614,790	669,761
Other	1,644	24
Deferred tax assets	4,063,436	4,144,741
Less valuation allowance	(4,063,436)	(4,144,741)
Net deferred tax assets after valuation allowance	$—	$—

A reconciliation of the U.S. statutory federal income tax rate to the effective income tax rate (benefit) follows:

Rate Reconciliation
	December 31,
	2016	2015

Federal income tax at statutory rate	$(42,079)	$(145,056)
State Tax	(4,493)	(15,487)
Permanent Differences	120	542
Other	127,755	93,730
Change in Valuation Allowance	(81,304)	66,271
	$—	$—

In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more than likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment. After consideration of the evidence, both positive and negative, management has determined that a $4,063,436 valuation allowance at December 31, 2016 is necessary. The change in the valuation allowance for the current year is $81,304, which represents the changes in the deferred items. At December 31, 2016, the Company has available net operating loss carry forwards for federal income tax purposes of $6,289,635 expiring at various times from 2027 through 2032.

Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Write-offs	Other Charges	Balance at End of Period
Deferred tax asset valuation allowance

Year ended December 31, 2016	$4,144,741	$(81,304)	$—	$—	$4,063,436
Year ended December 31, 2015	$4,078,470	$66,271	$—	$—	$4,144,741

Note 11- Related Party Transactions

Since July 2010, the accounting firm J.L. Hofmann & Associates, P.A. (“JLHPA”), whose principal is our CFO John L. Hofmann, has provided financial consulting and accounting services to the Company. The Company paid $35,855 and $39,150 to JLHPA for its services in the years ended December 31, 2016 and 2015, respectively.

Note 12 – Subsequent Events

See Note 8 regarding extension on notes payable to related parties subsequent to December 31, 2016.

