Form 10-Q
period 2017-03-31
POWERVERDE, INC.
filed 2017-05-12
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2017

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 12, 2017, the issuer had 31,750,106 shares of common stock outstanding.

i

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PowerVerde, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

March 31, 2017 (Unaudited) and December 31, 2016

	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$8,460	$4,786
Accounts receivable	171,251	170,539
Prepaid expenses	61,754	56,628
Total Current Assets	241,465	231,953

Property and Equipment
Property and equipment, net of accumulated depreciation of $88,722 and $85,156, respectively	18,919	22,484

Other Assets
Intellectual Property, net of accumulated amortization of $680,762 and $677,716, respectively	11,512	14,558
License, net of accumulated amortization of $8,322 and $5,822, respectively	91,678	94,178
Total Other Assets	103,190	108,736
Total Assets	$363,574	$363,173

Liabilities and Stockholders’ Deficiency
Current Liabilities
Accounts payable and accrued expenses	$49,268	$79,073
Notes payable to related parties	400,000	425,000
Total Current Liabilities	449,268	504,073

Total Liabilities	449,268	504,073

Stockholders’ Deficiency
Preferred Stock:
50,000,000 preferred shares authorized, 0 preferred shares issued at March 31, 2017 and December 31, 2016	—	—
Common stock:
200,000,000 common shares authorized, par value $0.0001 per share, 31,750,106 common shares issued and outstanding at March 31, 2017 and December 31, 2016	3,981	3,981
Additional paid-in capital	12,129,331	12,129,331
Treasury stock, 8,550,000 shares at cost	(491,139)	(491,139)
Accumulated deficit	(11,727,867)	(11,783,073)
Total Stockholders’ Deficiency	(85,694)	(140,900)

Total Liabilities and Stockholders’ Deficiency	$363,574	$361,173

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2017 and 2016

(Unaudited)

	2017	2016

Royalty revenue	$171,251	$140,652

Operating Expenses
Research and development	47,657	57,725
General and administrative	58,443	86,311
Total Operating Expenses	106,100	144,036

Income (Loss) from Operations	65,151	(3,384)

Other Income (Expenses)
Interest expense	(9,945)	(14,684)
Total Other Income (Expense)	(9,945)	(14,684)

Income (Loss) before Income Taxes	55,206	(18,068)
Provision for Income Taxes	—	—

Net Income (Loss)	$55,206	$(18,068)

Net Income (Loss) per Share - Basic and Diluted	$0.00	$(0.00)

Weighted Average Common Shares Outstanding - Basic and Diluted	31,750,106	31,750,106

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2017 and 2016

(Unaudited)

	2017	2016
Cash Flows from Operating Activities
Net income (loss)	$55,206	$(18,068)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,112	6,714
Amortization of discount	—	3,211
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets	(5,839)	79,027
Accounts payable and accrued expenses	(29,805)	32,478
Payable to related parties	—	(6,000)

Cash Provided by Operating Activities	28,674	97,362

Cash Flows from Financing Activities
Payments on note payable	—	(23,547)
Payment on notes payable, related party	(25,000)	(25,000)

Cash Used in Financing Activities	(25,000)	(48,547)

Net Change in Cash and Cash Equivalents	3,674	48,815

Cash and Cash Equivalents at Beginning of Period	4,786	5,601

Cash and Cash Equivalents at End of Period	$8,460	$54,416

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$20,609	$4,953
Cash paid during the period for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

Note 1 – Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Annual Report of PowerVerde, Inc. (“PowerVerde,” “we,” “us,” “our,” or the “Company”) as of and for the year ended December 31, 2016. The results of operations for the three months ended March 31, 2017, are not necessarily indicative of the results to be expected for the full year or for future periods. The condensed consolidated financial statements include the accounts of PowerVerde, Inc., formerly known as Vyrex Corporation (the “Company”), and PowerVerde Systems, Inc., formerly known as PowerVerde, Inc., its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable consist of balances due from royalties in connection with the license agreement with VDF FutureCeuticals, Inc. The Company monitors accounts receivable and provides allowances when considered necessary. At March 31, 2017, accounts receivable were considered to be fully collectible. Accordingly, no allowance for doubtful accounts was provided.

Revenue Recognition

Royalty revenue from royalty agreements unrelated to the Company’s planned operations is recognized in accordance with the terms of the specific agreement. Revenues recognized under these agreements amount to 100% of total revenues of the three months ended March 31, 2017 and 2016.

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

Impairment of Long-Lived Assets

Impairment losses are recorded on long-lived assets (property, equipment and intellectual property) used in operations when impairment indicators are present and the undiscounted expected cash flows estimated to be generated by those assets are less than the carrying value of such assets. No impairment losses have been recognized during the three months ended March 31, 2017 or 2016.

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

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company, or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All outstanding warrants as of December 31, 2016 and March 31, 2017 were classified as equity.

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

Research and Development Costs

The Company’s research and development costs are expensed in the period in which they are incurred. Such expenditures amounted to $47,657 and $57,725 for the three months ended March 31, 2017 and 2016, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share is computed in accordance with FASB ASC Topic 260, “Earnings per Share”. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Certain common stock equivalents were not included in the earnings (loss) per share calculation as their effect would be anti-dilutive or would have had no effect on earnings (loss) per share. Warrants exercisable for 4,275,000 shares and options for 5,750,000 shares were excluded from weighted average common shares outstanding on a diluted basis.

Financial instruments

The Company carries cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable, at historical costs. The respective estimated fair values of these assets and liabilities approximate carrying values due to their current nature. The Company also carries notes payable to related parties at historical cost less discounts from warrants issued as loan financing costs. The fair value of such notes is substantially similar to the face value of the notes ($400,000).

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

Note 4 – Recent Accounting Pronouncements

Refer to the consolidated financial statements and footnotes thereto included in the PowerVerde, Inc. Annual Report on Form 10-K for the year ended December 31, 2016 for recent accounting pronouncements. Other pronouncements have been issued but the Company does not believe that their adoption will have a significant impact on the financial position or results of operations.

Note 5 – Intellectual Property

Intellectual Property partially consists of technology acquired from the purchase of 100% of the membership interests of Cornerstone Conservation Group LLC (“Cornerstone”) in March 30, 2012 for $659,440. Accumulated amortization with respect to this intellectual property was $659,440 at March 31, 2017 and December 31, 2016.

On June 30, 2015, the Company entered into an Assignment Agreement with VyrexIP Holdings Inc., a company owned by Company shareholder Edward Gomez, for the purchase of intellectual property. The net price of these assets was comprised of a down payment of $16,116 and a $58,436 promissory note to the seller due July 15, 2016, partially offset by assignment by the seller to the Company of a $38,000 promissory note due November 14, 2015, issued by the seller’s licensee Epalex Corporation, a company of which Mr. Gomez is chairman and a major stockholder. This note was paid in full as of March 31, 2016. Accumulated amortization with respect to this intellectual property was $21,322 and $18,276 at March 31, 2017 and December 31, 2016, respectively.

On June 1, 2016, the Company paid $100,000 for a ten-year License Agreement with Helidyne LLC to utilize the Helidyne intellectual property in the manufacturing of planetary rotor expanders and the incorporation of same in the Company’s distributed electric power generation systems. The license agreement also grants the Company an exclusive license to sell the expanders whether manufactured by Helidyne or by the Company. The Company’s royalty obligation begins on the earlier of the commercialization of the product or three years from the effective date of the agreement. Once the royalty obligation begins, the minimum annual royalty is $50,000 for the first six years, and $100,000 for the remainder of the agreement.

For the three months ended March 31, 2017 and 2016, amortization expense was $5,546 and $3,046 respectively, and accumulated amortization of the intangible assets was $689,084 and $668,578 at March 31, 2017 and December 31, 2016, respectively.

Future amortization of the intangible assets was as follows as of March 31, 2017:

Year ending December 31:
2017	$16,638
2018	12,374
2019	10,000
2020	10,000
Thereafter	54,178
Total	$103,190

Note 6 – Stockholders’ Deficiency

Warrants

A summary of warrants issued, exercised and expired during the three months ended March 31, 2017 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2016	4,275,000	$.33	$45,000
Issued	—	—	—
Expired	—	—	—
Balance at March 31, 2017	4,275,000	$.33	$45,000

Note 7 – Stock Options

Stock option activity for the quarter ended March 31, 2017, is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2016	5,750,500	$0.31	5.12
Granted	—	—	—
Expired/forfeited	—	—	—
Options outstanding at March 31, 2017	5,750,500	$0.31	4.87

Total stock option compensation for the three months ended March 31, 2017 and 2016 was $0. There is no unrecognized compensation expense associated with the options.

Note 8 – Notes Payables to Related Parties

Notes payable to related parties at March 31, 2017 consist of notes payable to stockholders of $400,000 (issued in 2012), less unamortized discount related to common stock warrants that had been issued to the stockholders with the notes. The discount was fully amortized over the extended term of the notes, which had been due in one principal payment on December 31, 2016, but which are now due on September 30, 2017, after extensions granted by the Note holders in the fourth quarter of 2016 and the first quarter of 2017. Interest is payable semiannually at 10%. The notes are collateralized by all receivables now or hereafter existing pursuant to the license agreement with VDF FutureCeuticals, Inc. discussed in Notes 3 and 9. In April 2017, the Company made payments totaling $100,000 towards the principal balance of the Note.

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

On June 1, 2016, the Company entered into a ten-year License Agreement with Helidyne LLC to utilize the Helidyne intellectual property in manufacturing and to sell Helidyne expanders. As part of the licensing agreement the Company committed to purchase two 50 kW expanders, at a price of $25,000 each, on or before the sixth month anniversary of the agreement. The $50,000 is payable in two monthly installments of $25,000 beginning October 2016. As of March 31, 2017, the Company had made payments totaling $38,750, towards the purchase of the expanders, all of which is included as a prepaid expense in the consolidated balance sheets.

The Company agreed to pay Helidyne LLC a royalty of 3% of sales, subject to a minimum annual royalty of $50,000 beginning on the earlier of commercialization of the product or three years from the effective date of the agreement.

Note 10 - Related Party Transactions

Since July 2010, the accounting firm J.L. Hofmann & Associates, P.A. (“JLHPA”), whose principal is the Company’s CFO John L. Hofmann, has provided financial consulting and accounting services to the Company. The Company paid $9,125 and $14,550 to JLHPA for its services in the three months ended March 31, 2017 and 2016, respectively.

Note 11 – Subsequent Events

In April 2017, the Company made payments totaling $100,000 towards the principal balance of the Notes payables, discussed in Note 8.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our condensed consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2012, 2013, 2014 and 2015, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2017.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the condensed consolidated financial statements as general and administrative expense.

Revenue Recognition

Royalty revenue from royalty agreements unrelated to the Company’s planned operations is recognized in accordance with the terms of the specific agreement. Revenues recognized under these agreements amount to 100% of total revenues for the three months ended March 31, 2017 and 2016.

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or netshare settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All outstanding warrants as of March 31, 2017 and 2016 were classified as equity.

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

Results of Operations

Three Months Ended March 31, 2017 as Compared to Three Months Ended March 31, 2016

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. We had no revenues from sales in the first quarter of 2017 and 2016 — but we recorded $171,251 and $140,652 in Biotech IP royalty revenues, respectively. Our research and development expenses decreased by $10,068 (17.4%) in the first quarter of 2017 as compared to 2016. This decrease is because we are in the process of testing and are not currently building any new generator systems. Our general and administrative expenses decreased by $27,868 (32.3%) in the first quarter of 2017 as compared to 2016, due mainly to decreased accounting and legal expenses in 2017. Our net income was $55,206 in the first quarter of 2017, an increase of $73,274 from the net loss of $18,068 in the first quarter of 2016. Substantial net losses are expected to continue until we are able to successfully commercialize and market our products, as to which there can be no assurance.

Liquidity and Capital Resources

We have financed our operations since inception through the sale of debt and equity securities and through Biotech IP licensing revenues. As of March 31, 2017, we had a working capital deficit of $207,803 compared to a working capital deficit of $272,120 at December 31, 2016. This improvement in working capital is due primarily to reductions in notes payable to related parties, accounts payable and accrued expenses.

We expect 2017 Biotech IP revenues to approximate the 2016 levels; however, there can be no assurance that this revenue level will be achieved. In order to meet our obligations under our $400,000 in secured notes payable to related parties due September 30, 2017 (the “Notes”), which are collateralized by our Biotech IP receivables, we intend to apply most of the Biotech IP revenues received in the second and third quarters of 2017 toward payment of the interest and principal due on the Notes, after reserving the minimum amount necessary to maintain our operations. We intend to reduce our salary and consulting fee expenses until the Notes are paid in full, and we are also seeking a new source of revenue by using our employee to provide part-time skilled manufacturing services to a third party.

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework. Based on this evaluation, our management concluded that, as of March 31, 2017, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in internal control over financial reporting during the first quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

POWERVERDE, INC.

Dated: May 12, 2017	By:	/s/ Richard H. Davis
Richard H. Davis
Chief Executive Officer

Dated: May 12, 2017	By:	/s/ John L. Hofmann
John L. Hofmann
Chief Financial Officer

Exhibit Index

Exhibit No	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE