Form 10-Q
period 2017-06-30
POWERVERDE, INC.
filed 2017-08-14
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2017

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 14, 2017, the issuer had 31,750,106 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

PowerVerde, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

June 30, 2017 (Unaudited) and December 31, 2016

	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$13,731	$4,786
Accounts receivable	168,548	170,539
Prepaid expenses and other current assets	45,969	56,628
Total Current Assets	228,248	231,953

Property and Equipment
Property and equipment, net of accumulated depreciation of $92,287 and $85,156, respectively	15,353	22,484

Other Assets
Intellectual Property, net of accumulated amortization of $683,808 and $677,716, respectively	8,466	14,558
License, net of accumulated amortization of $10,822 and $5,822, respectively	89,178	94,178
Total Other Assets	97,644	108,736
Total Assets	$341,245	$363,173

Liabilities and Stockholders’ Deficiency
Current Liabilities
Accounts payable and accrued expenses	$69,720	$79,073
Notes payable to related parties	300,000	425,000
Total Current Liabilities	369,720	504,073

Total Liabilities	369,720	504,073

Stockholders’ Deficiency
Preferred Stock:
50,000,000 preferred shares authorized, 0 preferred shares issued at June 30, 2017 and December 31, 2016	—	—
Common stock:
200,000,000 common shares authorized, par value $0.0001 per share, 31,750,106 common shares issued and outstanding at June 30, 2017 and December 31, 2016	3,981	3,981
Additional paid-in capital	12,129,331	12,129,331
Treasury stock, 8,550,000 shares at cost	(491,139)	(491,139)
Accumulated deficit	(11,670,648)	(11,783,073)
Total Stockholders’ Deficiency	(28,475)	(140,900)

Total Liabilities and Stockholders’ Deficiency	$341,245	$363,173

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2017 and 2016

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Royalty revenue	$168,548	$187,304	$339,799	$327,956
Operating Expenses
Research and development	46,732	46,730	94,389	104,455
General and administrative	56,455	120,802	114,898	207,113
Total Operating Expenses	103,187	167,532	209,287	311,568

Income (Loss) from Operations	65,361	19,772	130,512	16,389

Other Income (Expenses)
Interest income	50	—	50	—
Interest expense	(8,192)	(13,875)	(18,137)	(28,560)
Total Other Income (Expense)	(8,142)	(13,875)	(18,087)	(28,560)

Income (Loss) before Income Taxes	57,219	5,897	112,425	(12,171)
Provision for Income Taxes	—	—	—	—

Net Income (Loss)	$57,219	$5,897	$112,425	$(12,171)

Net Income (Loss) per Share - Basic and Diluted	$0.002	$0.000	$0.003	$(0.000)

Weighted Average Common Shares Outstanding - Basic and Diluted	31,750,106	31,750,106	31,750,106	31,750,106

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2017 and 2016

(Unaudited)

	2017	2016
Cash Flows From Operating Activities
Net income (loss)	$112,425	$(12,171)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,223	14,148
Amortization of discount	—	6,423
Stock based compensation	—	72,000
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	12,651	38,534
Accounts payable and accrued expenses	(9,354)	(12,936)
Payable to related parties	—	(6,000)

Cash Provided by Operating Activities	133,945	99,998
Cash Flows From Financing Activities
Principal payments on notes payable, related parties	(125,000)	(25,000)
Principal payments on notes payable	—	(72,569)
Cash Used in Financing Activities	(125,000)	(97,569)

Net Change in Cash and Cash Equivalents	8,945	2,429

Cash and Cash Equivalents at Beginning of Period	4,786	5,601

Cash and Cash Equivalents at End of Period	$13,731	$8,030

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$20,609	$16,593
Cash paid during the period for income taxes	$—	$—

Supplemental Disclosure of Non-Cash Activities
Note Payable in connection with license and IP acquisitions	$—	$100,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

Note 1 – Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Annual Report of PowerVerde, Inc. (“PowerVerde,” “we,” “us,” “our,” or the “Company”) as of and for the year ended December 31, 2016. The results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of the results to be expected for the full year or for future periods. The condensed consolidated financial statements include the accounts of PowerVerde, Inc., formerly known as Vyrex Corporation (the “Company”), and PowerVerde Systems, Inc., formerly known as PowerVerde, Inc., its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

Note 2 – Going Concern

We have financed our operations since inception through the sale of debt and equity securities and through Biotech IP licensing revenues. As of June 30, 2017, we had a working capital deficit of $141,472 compared to a working capital deficit of $272,120 at December 31, 2016. This improvement in working capital is due primarily to reductions in notes payable to related parties, accounts payable and accrued expenses resulting from positive operating cash flows during this period.

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

In order to meet our obligations under the $200,000 balance of our secured notes payable to related parties due September 30, 2017 (the “Notes”), which are collateralized by our Biotech IP receivables, we intend to apply most of the Biotech IP revenues received in 2017 toward payment of the interest and principal due on the Notes, after reserving the minimum amount necessary to maintain our operations. We intend to reduce our salary and consulting fee expenses until the Notes are paid in full, and we are also commencing a new source of revenue by using our employee to provide part-time skilled manufacturing services to a third party.

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

Note 3 – Summary of Significant Accounting Policies

Nature of Business

The Company is devoting substantially all of its present efforts to establish a new business involving the development and commercialization of clean energy electric power generation systems, and none of its planned principal operations have commenced. However, royalties from licenses unrelated to planned principal operations continue to be recognized as revenue. The license will expire in March 2018, after which no further royalty revenues are expected.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable consist of balances due from royalties in connection with the license agreement with VDF FutureCeuticals, Inc. The Company monitors accounts receivable and provides allowances when considered necessary. At June 30, 2017, accounts receivable was considered to be fully collectible. Accordingly, no allowance for doubtful accounts was provided.

Revenue Recognition

Royalty revenue from royalty agreements unrelated to the Company’s planned operations is recognized in accordance with the terms of the specific agreement. Revenues recognized under these agreements amount to 100% of total revenues for the six months ended June 30, 2017 and 2016.

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

Impairment of Long-Lived Assets

Impairment losses are recorded on long-lived assets (property, equipment, license and intellectual property) used in operations when impairment indicators are present and the undiscounted expected cash flows estimated to be generated by those assets are less than the carrying value of such assets. No impairment losses have been recognized during the six months ended June 30, 2017 or 2016.

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

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company, or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All outstanding warrants as of December 31, 2016 and June 30, 2017 were classified as equity.

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

Research and Development Costs

The Company’s research and development costs are expensed in the period in which they are incurred. Such expenditures amounted to $94,389 and $104,455 for the six months ended June 30, 2017 and 2016, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share is computed in accordance with FASB ASC Topic 260, “Earnings per Share”. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Certain common stock equivalents were not included in the earnings (loss) per share calculation as their effect would be anti-dilutive. Warrants exercisable for 4,175,000 shares and options for 5,750,500 shares were excluded from weighted average common shares outstanding on a diluted basis.

Financial instruments

The Company carries cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and notes payable, at historical costs. The respective estimated fair values of these assets and liabilities approximate carrying values due to their current nature. The Company also carries notes payable to related parties at historical cost less discounts from warrants issued as loan financing costs. The fair value of such notes is significantly similar to the face value of the notes ($300,000).

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

Note 5 – Intellectual Property and License Agreement

Intellectual Property partially consists of technology acquired from the purchase of 100% of the membership interests of Cornerstone Conservation Group LLC (“Cornerstone”) on March 30, 2012 for $659,440. Accumulated amortization with respect to this intellectual property was $659,440 at June 30, 2017 and December 31, 2016.

On June 30, 2015, the Company entered into an Assignment Agreement with VyrexIP Holdings Inc., a company owned by Company shareholder Edward Gomez, for the purchase of intellectual property. The net price of these assets was comprised of a down payment of $16,116 and a $58,436 promissory note to the seller due July 15, 2016, partially offset by assignment by the seller to the Company of a $38,000 promissory note due November 14, 2015, issued by the seller’s licensee Epalex Corporation, a company of which Mr. Gomez is chairman and a major stockholder. This note was paid in full as of March 31, 2016. Accumulated amortization with respect to this intellectual property was $24,368 and $18,276 at June 30, 2017 and December 31, 2016, respectively.

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

For the six months ended June 30, 2017 and 2016, amortization expense was $11,092 and $6,914, respectively, and accumulated amortization of the intangible assets of intellectual property and license agreement was $694,630 and $683,538 at June 30, 2017 and December 31, 2016, respectively.

Future amortization of the intangible assets of intellectual property and license agreement was as follows as of June 30, 2017:

Year ending December 31:
2017	$11,092
2018	12,374
2019	10,000
2020	10,000
Thereafter	54,178
Total	$97,644

Note 6 – Stockholders’ Deficiency

Warrants

A summary of warrants issued, exercised and expired during the six months ended June 30, 2017 is as follows:

	Shares	Weighted Average Exercise Price
Balance at December 31, 2016	4,275,000	$.33
Issued	—	—
Expired	(100,000)	(3.00)
Balance at June 30, 2017	4,175,000	$.27

As of June 30, 2017, the options outstanding and exercisable had an intrinsic value of $0.

Note 7 – Stock Options

Stock option activity for the six months ended June 30, 2017, is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2016	5,750,500	$0.31	5.12
Granted	—	—	—
Expired/forfeited	—	—	—
Options outstanding at June 30, 2017	5,750,500	$0.31	4.62

Total stock option compensation for the six months ended June 30, 2017 and 2016 was $0 and $72,000, respectively. There is no unrecognized compensation expense associated with the options.

Note 8 - Notes Payable to Related Parties

Notes payable to related parties at June 30, 2017 consist of notes payable to stockholders of $300,000 (issued in 2012). The notes had been due in one principal payment on December 31, 2016, but which are now due on September 30, 2017, after extensions granted by the Note holders in the fourth quarter of 2016 and the first quarter of 2017. Interest is payable semiannually at 10%. The notes are collateralized by all receivables now or hereafter existing pursuant to the license agreement with VDF FutureCeuticals, Inc. discussed in Notes 3 and 9. In April and July 2017, the Company made payments totaling $100,000 each month toward the principal balance of the Notes.

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

On June 1, 2016, the Company entered into a ten-year License Agreement with Helidyne LLC to utilize the Helidyne intellectual property in manufacturing and to sell Helidyne expanders. As part of the licensing agreement the Company committed to purchase two 50 kW expanders, at a price of $25,000 each, on or before the sixth month anniversary of the agreement. The $50,000 was payable in two monthly installments of $25,000 beginning October 2016. As of June 30, 2017, the Company had made payments totaling $38,750, towards the purchase of the expanders, all of which is included in prepaid expense and other current assets in the consolidated balance sheets. Due to Helidyne’s failure to perform under the agreement, the Company has not made any further payments to Helidyne and does not intend to do so unless and until Helidyne performs as required. Helidyne has not objected to the Company’s position, and it is uncertain whether or not Helidyne will ever be able to perform.

The Company agreed to pay Helidyne LLC a royalty of 3% of sales, subject to a minimum annual royalty of $50,000 beginning on the earlier of commercialization of the product or three years from the effective date of the agreement.

Note 10 - Related Party Transactions

Since July 2010, the accounting firm J.L. Hofmann & Associates, P.A. (“JLHPA”), whose principal is the Company’s CFO John L. Hofmann, has provided financial consulting and accounting services to the Company. The Company paid $15,075 and $20,410 to JLHPA for its services in the six months ended June 30, 2017 and 2016, respectively.

Note 11 – Subsequent Events

In July 2017, the Company made payments totaling $100,000 toward the principal balance of the Notes payable to related parties, discussed in Note 8, leaving a remaining principal balance of $200,000 as of July 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Readers are cautioned that the statements in this Report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are based on the beliefs of our management, as well as on assumptions made by and information currently available to us as of the date of this Report. When used in this Report, the words “plan,” “will,” “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project” and similar expressions are intended to identify such forward-looking statements. Although we believe these statements are reasonable, actual actions, operations and results could differ materially from those indicated by such forward-looking statements as a result of the risk factors included in our 2016 Annual Report, or other factors. We must caution, however, that this list of factors may not be exhaustive and that these or other factors, many of which are outside of our control, could have a material adverse effect on us and our ability to achieve our objectives. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our condensed consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2012, 2013, 2014 and 2015, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2017.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the condensed consolidated financial statements as general and administrative expense.

Revenue Recognition

Royalty revenue from royalty agreements unrelated to the Company’s planned operations is recognized in accordance with the terms of the specific agreement. Revenues recognized under these agreements amount to 100% of total revenues for the six months ended June 30, 2017 and 2016.

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or netshare settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company, or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All outstanding warrants as of June 30, 2017 and 2016 were classified as equity.

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

Overview

From January 1991 until October 2005, the Company devoted substantially all of its efforts and resources to research and development related to its unsuccessful Biotech Business, in particular the study of biological oxidation and antioxidation directed to the development of potential therapeutic products for the treatment of various diseases and conditions. In the most recent years, the Company’s research focused mainly on targeted antioxidant therapeutics and nutraceuticals. The Company has generated only limited revenue from product sales and has relied primarily on equity financing, licensing revenues, and various debt instruments for its working capital. The Company has been unprofitable since its inception.

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

Results of Operations

Three Months Ended June 30, 2017 as Compared to Three Months Ended June 30, 2016

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. We had no revenues from sales in the second quarter of 2017 and 2016 – but we recorded $168,548 and $187,304 in Biotech IP licensing fees (based on pre-Merger contracts), respectively. In both years, we had substantial expenses due to our ongoing research and development activities and efforts to commercialize our systems, as well as substantial administrative expenses associated with our status as a public company. Our research and development expenses for the second quarter of 2017 were consistent with the second quarter of 2016. Our general and administrative expenses decreased by $64,347 in the second quarter of 2017 as compared to 2016, primarily due to the issuance of warrants to a stockholder in June 2016. Our net income increased by $51,322 in the second quarter of 2017 as compared to the second quarter of 2016, primarily due to the decrease in general and administrative expenses. Substantial net losses will continue until we are able to successfully commercialize and market our systems, as to which there can be no assurance. Any taxes that might result from net income for financial reporting purposes would be eliminated through use of a portion of the Company’s net operating loss carryforward.

Six Months Ended June 30, 2017 as Compared to Six Months Ended June 30, 2016

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. We had no revenues from sales in the first six months of 2017 and 2016 – but we recorded $339,799 and $327,956 in Biotech IP licensing fees (based on pre-Merger contracts), respectively. In both years, we had substantial expenses due to our ongoing research and development activities and efforts to commercialize our systems, as well as substantial administrative expenses associated with our status as a public company. Our research and development expenses decreased by $10,066 (9.6%) in the first six months of 2017 as compared to 2016. This decrease is because we are in the process of testing and are not currently building any new generator systems. Our general and administrative expenses decreased by $92,215 (44.5%) in the first six months of 2017 as compared to 2016, due mainly to the decrease in stock based compensation expenses in 2017. Our net income was $112,425 in the first six months of 2017, a reversal of the net loss of $12,171 in the second quarter of 2016. This improvement in net income was due primarily to reductions in general and administrative and interest expenses. Substantial net losses will continue until we are able to successfully commercialize and market our systems, as to which there can be no assurance. Any taxes that might result from net income for financial reporting purposes would be eliminated through use of a portion of the Company’s net operating loss carryforward.

Liquidity and Capital Resources

We have financed our operations since inception through the sale of debt and equity securities and through Biotech IP licensing revenues. As of June 30, 2017, we had a working capital deficit of $141,472 compared to a working capital deficit of $272,120 at December 31, 2016. This improvement in working capital is due primarily to reductions in notes payable to related parties, accounts payable and accrued expenses resulting from positive operating cash flows during this period.

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

In order to meet our obligations under the $200,000 balance of our secured notes payable to related parties due September 30, 2017 (the “Notes”), which are collateralized by our Biotech IP receivables, we intend to apply most of the Biotech IP revenues received in 2017 toward payment of the interest and principal due on the Notes, after reserving the minimum amount necessary to maintain our operations. We intend to reduce our salary and consulting fee expenses until the Notes are paid in full, and we are also commencing a new source of revenue by using our employee to provide part-time skilled manufacturing services to a third party.

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework. Based on this evaluation, our management concluded that, as of June 30, 2017, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in internal control over financial reporting during the second quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the 2016 Annual Report. Please refer to that section for disclosure regarding the risks and uncertainties related to our business.

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

POWERVERDE, INC.

Dated: August 14, 2017	By:	/s/ Richard H. Davis
Richard H. Davis
Chief Executive Officer

Dated: August 14, 2017	By:	/s/ John L. Hofmann
John L. Hofmann
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE