Form 10-Q
period 2017-09-30
POWERVERDE, INC.
filed 2017-11-14
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2017

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 14, 2017 the issuer had 31,750,106 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PowerVerde, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

September 30, 2017 (Unaudited) and December 31, 2016

	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$7,476	$4,786
Accounts receivable	108,686	170,539
Liberty note receivable	25,000	—
Prepaid expenses and other current assets	11,334	56,628
Total Current Assets	152,496	231,953

Property and Equipment
Property and equipment, net of accumulated depreciation of $95,853 and $85,156, respectively	11,788	22,484

Other Assets
Intellectual Property, net of accumulated amortization of $686,854 and $677,716	5,420	14,558
License, net of accumulated amortization of $13,322 and $5,822, respectively	86,678	94,178
Total Other Assets	92,098	108,736
Total Assets	$256,382	$363,173

Liabilities and Stockholders’ Deficiency
Current Liabilities
Accounts payable and accrued expenses	$80,766	$79,073
Note payable to related parties	200,000	425,000
Total Current Liabilities	280,766	504,073
Total Liabilities	280,766	504,073

Stockholders’ Deficiency
Preferred Stock:
50,000,000 preferred shares authorized, 0 preferred shares issued at September 30, 2017 and December 31, 2016	—	—
Common stock:
200,000,000 common shares authorized, par value $0.0001 per share, 31,750,106 common shares issued and outstanding at September 30, 2017 and December 31, 2016	3,981	3,981
Additional paid-in capital	12,129,331	12,129,331
Treasury stock, 8,550,000 shares at cost	(491,139)	(491,139)
Accumulated deficit	(11,666,557)	(11,783,073)
Total Stockholders’ Deficiency	(24,384)	(140,900)

Total Liabilities and Stockholders’ Deficiency	$256,382	$363,173

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2017 and 2016

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Revenue	$133,686	$89,118	$473,485	$417,074

Operating Expenses
Research and development	78,371	177,885	172,760	282,339
General and administrative	45,635	55,485	160,533	262,599
Total Operating Expenses	124,006	233,370	333,293	544,938

Income (Loss) from Operations	9,680	(144,252)	140,192	(127,864)

Other Income (Expenses)
Interest income	—	—	50	—
Interest expense	(5,589)	(17,338)	(23,726)	(45,898)
Total Other Income (Expense)	(5,589)	(17,338)	(23,676)	(45,898)

Income (Loss) before Income Taxes	4,090	(161,590)	116,516	(173,761)
Provision for Income Taxes	—	—	—	—

Net Income (Loss)	$4,090	$(161,590)	$116,516	$(173,761)

Net Income (Loss) per Share - Basic and Diluted	$0.000	$(0.005)	$0.004	$(0.005)

Weighted Average Common Shares Outstanding - Basic and Diluted	31,750,106	31,750,106	31,750,106	31,750,106

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2017 and 2016

(Unaudited)

	2017	2016
Cash Flows From Operating Activities
Net income (loss)	$116,516	$(173,761)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,334	23,259
Amortization of discount	—	12,920
Stock based compensation	—	202,065
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	82,147	112,946
Accounts payable and accrued expenses	1,693	(3,786)
Payable to related parties	—	(26,000)

Cash Provided by Operating Activities	227,690	147,643

Cash Flows from Financing Activities
Proceeds from note payable, related party	—	25,000
Principal payments on notes payable, related parties	(225,000)	(25,000)
Principal payments on notes payable	—	(147,569)

Cash (Used in) Provided by Financing Activities	(225,000)	(147,569)

Net Increase in Cash and Cash Equivalents	2,690	74

Cash and Cash Equivalents at Beginning of Period	4,786	5,601

Cash and Cash Equivalents at End of Period	$7,476	$5,675

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$38,664	$24,175
Cash paid during the period for income taxes	$—	$—

Supplemental Disclosure of Non-Cash Activities
Note Receivable in connection with Liberty accounts receivable	$25,000	$—
Note Receivable in connection with IP acquisition	$—	$100,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

Note 1 – Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Annual Report of PowerVerde, Inc. (“PowerVerde,” “we,” “us,” “our,” or the “Company”) as of and for the year ended December 31, 2016. The results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the results to be expected for the full year or for future periods. The condensed consolidated financial statements include the accounts of PowerVerde, Inc., formerly known as Vyrex Corporation (the “Company”), and PowerVerde Systems, Inc., formerly known as PowerVerde, Inc., its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

Note 2 – Going Concern

We have financed our operations since inception through the sale of debt and equity securities and through Biotech IP licensing revenues. As of September 30, 2017, we had a working capital deficit of $128,270 compared to a working capital deficit of $272,120 at December 31, 2016. This improvement in working capital is due primarily to reductions in notes payable to related parties, accounts payable and accrued expenses resulting from positive operating cash flows during this period.

We expect 2017 Biotech IP revenues to approximate the 2016 levels; however, there can be no assurance that this revenue level will be achieved. Further, our contract which provides our Biotech IP revenues expires in March 2018, and we will therefore be without a source of working capital at that time unless we can generate material revenues from operations and/or the Liberty Agreement or raise substantial additional capital, as to which there can be no assurance. See Note 9 – Commitments and Contingencies

In order to meet our obligations under the $150,000 balance (as of October 2017) of our secured notes payable to related parties due April 30, 2018 (the “Notes”), which are collateralized by our Biotech IP receivables, we intend to apply most of the Biotech IP revenues received in 2017 and 2018 toward payment of the interest and principal due on the Notes, after reserving the minimum amount necessary to maintain our operations. We intend to reduce our salary and consulting fee expenses until the Notes are paid in full, and we are also commencing a new source of revenue by using our employee to provide part-time skilled manufacturing services to a third party pursuant to the Liberty Agreement.

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

Accounts Receivable

Accounts receivable consist of balances due from royalties in connection with the license agreement with VDF FutureCeuticals, Inc. The Company monitors accounts receivable and provides allowances when considered necessary. At September 30, 2017, accounts receivable were considered to be fully collectible. Accordingly, no allowance for doubtful accounts was provided.

Notes Receivable

Note receivable consists of revenues from Liberty Plugins, Inc in connection with the manufacturing assembly agreement dated April 15, 2017. At September 30, 2017, notes receivable were considered to be fully collectible.

Revenue Recognition

Revenue from royalty and assembly agreements unrelated to the Company’s planned operations is recognized in accordance with the terms of the specific agreements. Revenues recognized under these agreements amount to 100% of total revenues for the nine months ended September 30, 2017 and 2016. The Company does not expect any significant impact of the adoption of the standard on our financial statements based on the current sources of revenue.

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

Impairment of Long-Lived Assets

Impairment losses are recorded on long-lived assets (property, equipment, license and intellectual property) used in operations when impairment indicators are present and the undiscounted expected cash flows estimated to be generated by those assets are less than the carrying value of such assets. No impairment losses have been recognized during the nine months ended September 30, 2017 or 2016.

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

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company, or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All outstanding warrants as of December 31, 2016 and September 30, 2017 were classified as equity.

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

Research and Development Costs

The Company’s research and development costs are expensed in the period in which they are incurred. Such expenditures amounted to $172,760 and $282,339 for the nine months ended September 30, 2017 and 2016, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share is computed in accordance with FASB ASC Topic 260, “Earnings per Share”. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Certain common stock equivalents were not included in the earnings (loss) per share calculation as their effect would be anti-dilutive. Warrants exercisable for 4,175,000 shares and options for 5,750,500 shares were excluded from weighted average common shares outstanding on an anti-diluted basis.

Financial instruments

The Company carries cash and cash equivalents, accounts receivable, note receivable, accounts payable and accrued expenses, and notes payable, at historical costs. The respective estimated fair values of these assets and liabilities approximate carrying values due to their current nature. The Company also carries notes payable to related parties at historical cost less discounts from warrants issued as loan financing costs. The fair value of such notes is significantly similar to the face value of the notes ($200,000).

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

Note 5 – Intellectual Property and License Agreement

Intellectual Property partially consists of technology acquired from the purchase of 100% of the membership interests of Cornerstone Conservation Group LLC (“Cornerstone”) on March 30, 2012 for $659,440. Accumulated amortization with respect to this intellectual property was $659,440 at September 30, 2017 and December 31, 2016.

On June 30, 2015, the Company entered into an Assignment Agreement with VyrexIP Holdings Inc., a company owned by Company shareholder Edward Gomez, for the purchase of intellectual property. The net price of these assets was comprised of a down payment of $16,116 and a $58,436 promissory note to the seller due July 15, 2016, partially offset by assignment by the seller to the Company of a $38,000 promissory note due November 14, 2015, issued by the seller’s licensee Epalex Corporation, a company of which Mr. Gomez is chairman and a major stockholder. This note was paid in full as of March 31, 2016. Accumulated amortization with respect to this intellectual property was $27,414 and $18,276 at September 30, 2017 and December 31, 2016, respectively.

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

For the nine months ended September 30, 2017 and 2016, amortization expense was $16,638 and $12,460, respectively, and accumulated amortization of the intangible assets of intellectual property and license agreement was $700,176 at September 30, 2017.

Future amortization of the intangible assets of intellectual property and license agreement was as follows as of September 30, 2017:

Year ending December 31:
2017	$5,546
2018	12,374
2019	10,000
2020	10,000
Thereafter	54,178
Total	$92,098

Note 6 – Stockholders’ Deficiency

Warrants

A summary of warrants issued, exercised and expired during the nine months ended September 30, 2017 is as follows:

	Shares	Weighted Average Exercise Price	Intrinsic Value
Balance at December 31, 2016	4,275,000	$.33	$45,000
Issued	—	—	—
Expired	(100,000)	(3.00)	—
Balance at September 30, 2017	4,175,000	$.27	$18,250

As of September 30, 2017, the options outstanding and exercisable had an intrinsic value of $18,250.

Note 7 – Stock Options

Stock option activity for the nine months ended September 30, 2017, is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2016	5,750,000	$0.31	5.12
Grant	—	—	—
Expired/forfeited	—	—	—
Options outstanding at September 30, 2017	5,750,500	$0.31	4.37

Total stock option compensation for the nine months ended September 30, 2017 and 2016 was $0 and $72,000, respectively. There is no unrecognized compensation expense associated with the options.

Note 8 - Notes Payable to Related Parties

Notes payable to related parties at September 30, 2017 consist of notes payable to stockholders of $200,000 (issued in 2012). The notes had been due in one principal payment on September 30, 2017, but are now due on April 30, 2018, after extensions granted by the Note holders in the third quarter of 2017. Interest is payable semiannually at 10%. The notes are collateralized by all receivables now or hereafter existing pursuant to the license agreement with VDF FutureCeuticals, Inc. discussed in Notes 3 and 9. In April and July 2017, the Company made payments totaling $100,000 each month toward the principal balance of the Notes.

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

On June 1, 2016, the Company entered into a ten-year License Agreement with Helidyne LLC to utilize the Helidyne intellectual property in order to use Helidyne expanders in Powerverde systems and to sell Helidyne expanders. As part of the licensing agreement the Company committed to purchase two 50 kW expanders, at a price of $25,000 each, on or before the sixth month anniversary of the agreement. The $50,000 was payable in two monthly installments of $25,000 beginning October 2016. As of September 30, 2017, the Company had made payments totaling $38,750, towards the purchase of the expanders, all of which was included in prepaid expense and other current assets in the consolidated balance sheets at December 31, 2016. Due to Helidyne’s failure to perform under the agreement, the Company has not made any further payments to Helidyne and does not intend to do so unless and until Helidyne performs as required. Helidyne has not objected to the Company’s position, and it is very unlikely that Helidyne will ever be able to perform. Consequently, as of September 30, 2017, the Company wrote off the $38,750 paid to Helidyne.

The Company agreed to pay Helidyne LLC a royalty of 3% of sales, subject to a minimum annual royalty of $50,000 beginning on the earlier of commercialization of the product or three years from the effective date of the agreement. This minimum royalty would be payable only if Helidyne performs as required, which is very unlikely, or if the Company elects to produce its own expanders using Helidyne technology. The Company does intend to produce these expanders directly or through a contract manufacturer in the future.

On April 15, 2017, the Company entered into a manufacturing assembly agreement with Liberty Plugins, Inc. (“Liberty”) to manufacture and assemble Liberty’s Hydra electronic vehicle charging systems and ship completed Hydras to Liberty’s facility in Santa Barbara, California (the “Liberty Agreement”). Liberty has agreed to pay $1,000 for the first 10 Hydras assembled in a month, $750 per Hydra for the next 10 Hydras assembled per month and $500 per Hydra for each Hydra assembled above 20 per month. No invoices were issued to Liberty during the quarter ended June 30, 2017. As of September 30, 2017, the Company has built and shipped 25 Hydras, and these products were invoiced throughout the third quarter of 2017. The revenue for these products is reflected in the net revenue on the Company’s condensed consolidated statements of operations for the quarter ended September 30, 2017.

On September 30, 2017, the Company converted the outstanding accounts receivable from Liberty, totaling $25,000, into a Promissory Note with 12% interest and a maturity date of January 31, 2018.

Note 10 - Related Party Transactions

Since July 2010, the accounting firm J.L. Hofmann & Associates, P.A. (“JLHPA”), whose principal is the Company’s CFO John L. Hofmann, has provided financial consulting and accounting services to the Company. The Company paid $20,720 and $28,815 to JLHPA for its services in the nine months ended September 30, 2017 and 2016, respectively.

Note 11 – Subsequent Events

In October 2017, the Company made payments totaling $50,000 toward the principal balance of the Notes payable to related parties, discussed in Note 8, leaving a remaining principal balance of $150,000 as of October 2017.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our condensed consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2012, 2013, 2014 and 2015, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2017.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the condensed consolidated financial statements as general and administrative expense.

Revenue Recognition

Revenue from royalty and assembly agreements unrelated to the Company’s planned operations is recognized in accordance with the terms of the specific agreements. Revenues recognized under these agreements amount to 100% of total revenues for the nine months ended September 30, 2017 and 2016. The Company does not expect any significant impact of the adoption of the standard on our financial statements based on the current sources of revenue.

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or netshare settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company, or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All outstanding warrants as of September 30, 2017 and 2016 were classified as equity.

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

Results of Operations

Three Months Ended September 30, 2017 as Compared to Three Months Ended September 30, 2016

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. We had no revenues from sales in the third quarter of 2017 and 2016 – but we recorded $108,686 and $89,118 in Biotech IP licensing fees (based on pre-Merger contracts), respectively. Also, we generated $25,000 in revenue for assembly revenues under the Liberty Agreement in the third quarter of 2017. In both years, we had substantial expenses due to our ongoing research and development activities and efforts to commercialize our systems, as well as substantial administrative expenses associated with our status as a public company. Our research and development expenses decreased by $99,514 in the third quarter of 2017 as compared to the third quarter of 2016, primarily because of the decrease in stock option compensation for services. Our general and administrative expenses decreased by $9,850 in the third quarter of 2017 as compared to 2016, primarily because of the reduction in employee salaries. Our net income was $4,090 in the third quarter of 2017, a reversal of the net loss of $161,590 in the third quarter of 2016. Substantial net losses will continue until we are able to successfully commercialize and market our systems, as to which there can be no assurance. Any taxes that might result from net income for financial reporting purposes would be eliminated through use of a portion of the Company’s net operating loss carryforward.

Nine Months Ended September 30, 2017 as Compared to Nine Months Ended September 30, 2016

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. We had no revenues from sales in the first nine months of 2017 and 2016 – but we recorded $448,484 and $417,074 in Biotech IP licensing fees (based on pre-Merger contracts), respectively. In the 2017 period, we generated $25,000 in assembly revenues under the Liberty Agreement in the third quarter of 2017. In both years, we had substantial expenses due to our ongoing research and development activities and efforts to commercialize our systems, as well as substantial administrative expenses associated with our status as a public company. Our research and development expenses decreased by $109,579 (38.8%) in the first nine months of 2017 as compared to 2016. This decrease is due mainly to the stock options issued in July 2016. Our general and administrative expenses decreased by $102,066 (38.9%) in the first nine months of 2017 as compared to 2016, due mainly to the warrants issued in 2016. Our net income was $116,516 in the first nine months of 2017, a reversal of the net loss of $173,761 in the third quarter of 2016. Substantial net losses will continue until we are able to successfully commercialize and market our systems, as to which there can be no assurance.

Liquidity and Capital Resources

We have financed our operations since inception through the sale of debt and equity securities and through Biotech IP licensing revenues. As of September 30, 2017, we had a working capital deficit of $128,270 compared to a working capital deficit of $272,120 at December 31, 2016. This improvement in working capital is due primarily to reductions in notes payable to related parties, accounts payable and accrued expenses resulting from positive operating cash flows during this period.

We expect 2017 Biotech IP revenues to approximate the 2016 levels; however, there can be no assurance that this revenue level will be achieved. Further, our contract which provides our Biotech IP revenues expires in March 2018, and we will therefore be without a source of working capital at that time unless we can generate material revenues from operations and/or the Liberty Agreement or raise substantial additional capital, as to which there can be no assurance. See Note 9- Commitments and Contingencies

In order to meet our obligations under the $150,000 balance (as of October 2017) of our secured notes payable to related parties due April 30, 2018 (the “Notes”), which are collateralized by our Biotech IP receivables, we intend to apply most of the Biotech IP revenues received in 2017 and 2018 toward payment of the interest and principal due on the Notes, after reserving the minimum amount necessary to maintain our operations. We intend to reduce our salary and consulting fee expenses until the Notes are paid in full, and we are also commencing a new source of revenue by using our employee to provide part-time skilled manufacturing services to a third party pursuant to the Liberty Agreement.

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework. Based on this evaluation, our management concluded that, as of September 30, 2017, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in internal control over financial reporting during the third quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

POWERVERDE, INC.

Dated: November 14, 2017	By:	/s/ Richard H. Davis
Richard H. Davis
Chief Executive Officer

Dated: November 14, 2017	By:	/s/ John L. Hofmann
John L. Hofmann
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE