Form 10-K
period 2017-12-31
POWERVERDE, INC.
filed 2018-04-17
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

Commission File No. 000-27866

PowerVerde, Inc.

(Exact name of registrant as specified in its charter)

Delaware	88-0271109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9300 S. Dadeland Blvd, Suite 600 Miami, Florida	33156
(Address of principal executive offices)	(Zip Code)

(305) 670-3370

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock equity, as of June 30, 2017, the last business day of the issuer’s most recently completed second fiscal quarter: $2,392,000.

As of April 17, 2018, the number of outstanding shares of common stock, $0.0001 par value per share, of the registrant was 31,750,106.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PowerVerde, Inc.

Annual Report on Form 10-K

Year Ended December 31, 2017

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

Our ORC system requires:

•A heat source (solar, waste heat, geothermal or bio-mass);

•An organic rankine cycle (ORC) or WSC style system to convert heat into pressure;

•PowerVerde expander to convert the pressure into horsepower; and

•A generator to convert the horsepower into electricity.

Our WSC system requires:

* a pressure source such as gas wellhead;

* a planetary expander: and

* an off-the-shelf commodity boiler to create heated steam.

We have built and tested the 25/50kW ORC systems, and we believe that the overall design meets or exceeds performance metrics when compared to the industry at large. We have, however, remained challenged with our inability to thus far generate the continuous hours of operation that we believe necessary for commercial quality expectations. We continue to work toward our goal of a system capable of 20,000 hours (almost three years) of continuous operation. Meanwhile, we believe that we have made great strides in the evolution of our waste heat energy systems, and we continue to pursue opportunities for the commercialization of our Systems. There can be no assurance, however, that our ongoing technical issues will be resolved or that any of our Systems will ever be commercially viable.

As we announced on April 5, 2018, we believe that our recent selection by Duke University to provide the expander technology for a project addressing sanitation needs on a global scale gives us an excellent opportunity to commercialize our expander technology. In October 2017, Duke University contacted PowerVerde to inquire about a waste heat recovery system designed to recapture heat generated by a chemical reaction, at super critical conditions, produced by a reactor Duke had built to handle organic fecal sludge as well as other organic waste. The system, known as a supercritical water oxidizer (SCWO) was designed to accommodate a project known as the “sanitation project”—part of a global initiative to help countries better process human fecal matter and other organic wastes. This project helps people as well as the planet to properly dispose in a sanitary manner of fecal matter that currently, left untreated, poisons lakes, rivers and oceans and endangers public health. We believe, based on our discussions with Duke, that this system is a paradigm shift in performance, specifically processing sewage faster and more completely than existing technology. We believe this system could be adapted worldwide for traditional sewage treatment facilities as well as individual buildings, ships, military installations, landfill or many other applications where organic waste needs to be disposed of.

PowerVerde was invited to apply to build this heat recovery expander in a “Request for Proposal” (RFP) offered by Duke. This RFP was presented to other companies from around the world in a competitive forum. The requirements included a heat capturing system capable of working in super critical condition with pressures as high as 3000 PSI. This metric requires custom designed hardware built to withstand high pressure and temperatures approaching 1000 degrees Fahrenheit. In late December 2017, Duke informed us that PowerVerde was exclusively selected pursuant to the RFP, which was based on Duke’s initial need for approximately 100 SCWO Systems. We are working closely with Duke on the design of the expander for the sanitation project. We are also negotiating with potential commercial and engineering partners for this project as well as potential investors to provide the capital needed. We believe that we will be able to produce the expanders required for the project on terms which satisfy the project’s need for efficient and affordable electricity, while at the same time yielding a reasonable profit to PowerVerde and its shareholders. Given the early stage of the project, there can be no assurance that the project will be successful or that our participation in it will be profitable.

Our main source of funding, the Biotech IP license contract, expired in March 2018. We expect to receive our final installment of Biotech IP revenue in the second quarter of 2018, based on royalties accrued in the first quarter of 2018 in the amount of $159,094. Thereafter, unless and until we are able to successfully commercialize our Systems and generate positive cash flow from operations, through the Duke project or otherwise, we will have to rely on privately-raised equity and/or debt capital to fund our operations. There can be no assurance that we will be able to raise the necessary capital on commercially reasonable terms. If we are unable to do so, we will have to cease operations.

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

Government Regulations and Incentives

Regulatory proposals to limit greenhouse gases remain under consideration, particularly in Europe. One such measure would be a carbon tax placed on fuels in proportion to their carbon content. Another would be a tax on oil. Yet another would be a “cap and trade” system. All of these would drive up the price of electricity from fossil fuel sources, yet have no impact on carbon-free renewable sources such as those offered by us; however, due to economic conditions in the United States and Europe and strong political opposition, in particular from the new US presidential administration, there can be no assurance that any of these measures will be implemented.

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

Where You Can Find Additional Information

The Company is subject to the reporting requirements under the Exchange Act. The Company files with, or furnishes to, the SEC quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports and will furnish its proxy statement. These filings are available free of charge on the Company’s website, www.powerverdeenergy.com shortly after they are filed with, or furnished to, the SEC.

The SEC maintains an Internet website, www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers.

Risks Related to General Economic Conditions

Increases in interest rates, or tightening of the supply of capital in the volatile global financial markets, could make it difficult for end-users to finance the cost of a PowerVerde system and could reduce the demand for our products and/or lead to a reduction in the average selling price for our products.

We believe that, in the event that we are able to commercialize our products, many of our end-users will depend on debt financing to fund the initial capital expenditure required to purchase and install a PowerVerde system. As a result, increases in interest rates, which are expected to continue for the next 12 months due to announced Federal Reserve policy, could make it difficult for our end-users to secure the financing necessary to purchase and install PowerVerde systems on favorable terms, or at all and thus lower demand and reduce our net sales. Due to the overall economic outlook, our end-users may change their decision or change the timing of their decision to purchase and install PowerVerde systems. In addition, we believe that a significant percentage of our end-users will install PowerVerde systems as an investment, funding the initial capital expenditure through a combination of equity and debt. An increase in interest rates could lower an investor’s return on investment in PowerVerde systems, or make alternative investments more attractive relative to PowerVerde systems, and, in each case, could cause these end-users to seek alternative investments. A reduction in the supply of project debt financing or equity investments could reduce the number of our projects that receive financing and thus lower demand for PowerVerde systems.

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

We will need to raise promptly substantial additional funds. Without such additional funds, we may have to cease operations. We will require substantial additional funding for our contemplated research and development activities, commercialization of our products and ordinary operating expenses. Adequate funds for these purposes may not be available when needed or on terms acceptable to us. Insufficient funds may require us to delay or scale back our activities or to cease operations. Our sole source of material revenues has been Biotech IP licensing fees. Our license agreement expired in March 2018, when the underlying patents expired. Our final royalty payment, for royalties accrued in the first quarter of 2018, is expected in the second quarter of 2018.

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

We have a limited operating history.

We have only a limited operating history. We have yet to generate any material revenues from our systems, as we have sold only one system, in a discounted 2011 sale to a former European distributor, and the commercial value of our products is uncertain. There can be no assurance that we will ever be profitable. Further, we are subject to all the risks inherent in a new business including, but not limited to: intense competition; lack of sufficient capital; loss of protection of proprietary technology and trade secrets; difficulties in commercializing its products, managing growth and hiring and retaining key employees; adverse changes in costs and general business and economic conditions; and the need to achieve product acceptance, to enter and develop new markets and to develop and maintain successful relationships with customers, third party suppliers and contractors.

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

Period Beginning	Period Ending	High	Low
January 1, 2016	March 31, 2016	$0.20	$0.08
April 1, 2016	June 30, 2016	$0.30	$0.11
July 1, 2016	September 30, 2016	$0.22	$0.13
October 1, 2016	December 31, 2016	$0.20	$0.05
January 1, 2017	March 31, 2017	$0.20	$0.01
April 1, 2017	June 30, 2017	$0.11	$0.05
July 1, 2017	September 30, 2017	$0.14	$0.09
October 1, 2017	December 31, 2017	$0.15	$0.08
January 1, 2018	March 31, 2018	$0.18	$0.07

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

Each Note investor received simple interest at the rate of 10% per annum based on a 365-day year and actual days elapsed in the period for which such interest is payable. Accrued interest was payable semi-annually on June 30, 2013, December 31, 2013, June 30, 2014, and December 31, 2014. The entire principal balance of the Notes, together with all unpaid interest accrued thereon, was due and payable on December 31, 2014. The Notes were collateralized by our Biotech license fee revenues. We agreed to pay a $25,000 fee to the placement agent, Martinez-Ayme Securities, Inc. (“MAS”); however, in December 2013, this receivable was assigned by MAS to our Director and Chief Executive Officer Richard Davis and the amount due was reduced to $20,000 in exchange for payment to Mr. Davis of $4,000, which was paid in 2014.

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

In the first quarter of 2017, the Note Holders agreed to extend the maturity date of the Notes to September 30, 2017, and in the third quarter of 2017 the maturity date was extended to April 30, 2018. In 2017, we paid $250,000 in principal on the Notes. The $150,000 balance of the Notes was paid in full in January 2018.

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

Issuer Purchases of Equity Securities

During the years ended December 31, 2017, and 2016, there were no equity securities repurchases by the Company.

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

Revenue Recognition

Licensing and royalty revenue from royalty agreements unrelated to the Company’s planned operations is recognized in accordance with the terms of the specific agreement which is based on sales by the licensee to which the royalties relate. Revenues recognized under these agreements amount to 96% and 100% of total revenues for the years ended December 31, 2017 and 2016, respectively.

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All outstanding warrants as of December 31, 2017 and 2016, were classified as equity.

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

Results of Operations

Years ended December 31, 2017 and 2016

During 2017, we continued to focus on upgrading the durability and continued operations capability of our waste heat systems. We had no revenues in 2017 other than $818,443 in Biotech IP licensing fees, a 39.2% increase from $587,613 in licensing income for 2016, and $34,000 for part-time skilled manufacturing services provided by our employee to a third party. Our research and development expenses decreased by $120,414 (36.4%) in 2017 as compared to 2016, and our general and administrative expenses increased by $107,576 (33.8%). The decrease in expenses was primarily due to the decrease in stock option issuances for services as well as our ongoing cost control efforts. Substantial net losses will continue until we are able to successfully commercialize and market our products, as to which there can be no assurance.

Liquidity and Capital Resources

We have financed our operations since inception principally through the sale of debt and equity securities. Also, since 2012 we have received material amounts of Biotech IP licensing fees. As of December 31, 2017, we had working capital of $168,859 as compared to a working capital deficit of $272,120 as of December 31, 2016. Our improved working capital position is due primarily to our increased Biotech IP revenue in 2017.

Due to our substantially increased Biotech IP revenues in 2017, we were able in January 2018 to pay in full the $150,000 balance of our Notes payable to related parties and to begin 2018 with substantial working capital; however, our Biotech IP license agreement expired in March 2018 due to the expiration of our underlying patents. Consequently, we have no further material source of cash other than our final Biotech IP royalty payment for the first quarter of 2018, which we expect to receive in the second quarter of 2018 in the amount of $159,094. We are seeking a new source of revenue by using our employee to provide part-time skilled manufacturing services to a third party; however, we expect this arrangement to generate no more than $5,000 per month.

We continue to seek funding from private equity and debt investors, as we need to promptly raise substantial additional capital in order to finance our plan of operations. There can be no assurance that we will be able to promptly raise the necessary funds. If we do not promptly raise the necessary funds, we may be forced to cease operations.

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

Our chief executive officer and chief financial officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992). Based on this evaluation, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in internal control over financial reporting during the fourth quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The names of our officers and directors, as well as certain information about them are set forth below:

Name	Age	Position(s)	Held Since

Richard H. Davis	62	Chief Executive Officer, Director	2008

John Hofmann	61	Chief Financial Officer	2011

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

John Hofmann. Mr. Hofmann became our Chief Financial Officer in August 2011. Since December 2017, he has been a partner in the accounting firm of KSDT and Company, Miami, Florida (“KSDT”). Previously, he was president of J L Hofmann & Associates, P.A., Coral Gables, Florida (“JLHPA”), where he provided financial consulting and accounting services to select clientele since 1990. JLHPA and KSDT have provided services to PowerVerde since July 2010. Mr. Hofmann also serves as Operating Partner of Taft Street Partners I, Ltd., providing consulting services and capital for commercial and residential real estate projects. Mr. Hofmann started his career working with multinational companies for ten years as a Senior Manager for PricewaterhouseCoopers LLP (“PwC”). While at PwC, he traveled extensively primarily working on international tax matters and issues concerning the Internal Revenue Service. Locally, Hofmann has worked with the Miami Dolphins, Carnival Cruise Line, Royal Caribbean Cruise Line, Resorts International and Terremark Worldwide. Mr. Hofmann earned his Bachelor of Science in Accounting at the University of Florida and obtained his Master of Science in Taxation from Florida International University. Mr. Hofmann became a Certified Public Accountant through the Florida Board of Accountancy in 1982. He is a member of the Florida Institute of CPAs.

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

All of the Advisory Board Members are PowerVerde shareholders.

Compliance with Section 16(a) of the Securities and Exchange Act of 1934

Under the securities laws of the United States, our directors, executive officers and any persons holding more than 10% of the Company’s common stock are required to report their initial ownership of the Company’s common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to identify in this Report those persons who failed to timely file these reports. All of the filing requirements were satisfied in 2017. In making this disclosure, we have relied solely on written representations of our directors and executive officers and copies of the reports that have been filed with the Commission.

Code of Ethics

We have not adopted a code of ethics for our management because of the costs involved and our lack of resources and limited operations.

ITEM 11.	EXECUTIVE COMPENSATION.

Through March 2018, we have not paid any compensation to officers or directors in such capacity. Since becoming PowerVerde officers, Messrs Davis and Hofmann have not received any salary or other cash compensation for services in that capacity except that, in June 2011, Messrs. Davis and Hofmann received three-year warrants to purchase 600,000 and 200,000 shares, respectively, of our common stock, at a price of $1.05 per share (the market price on the date of grant). In addition, in March 2013, Messrs Davis and Hofmann received five-year warrants to purchase 1,000,000 and 500,000 shares, respectively, of our common stock, at a price of $.30 per share (the market price on the date of grant). In March 2012, in exchange for his interest in Cornerstone, our then officer and director Bryce Johnson received 1,575,000 shares of our restricted common stock and three-year warrants to purchase 150,000 shares of our common stock at exercise prices of $2.00, $3.00 and $4.00 as to 50,000 shares each. Mr. Johnson resigned from his positions with PowerVerde in March 2013.

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

The following table sets forth certain information as of April 17, 2018, regarding the beneficial ownership of our common stock by (i) each of our directors and “named executive officers”; and (ii) all of our executive officers and directors as a group. To our knowledge, no other person beneficially owns more than 5% of our common stock. As of April 17, 2018, we had 31,750,106 shares outstanding.

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

Since July 2010, Mr. Hofmann’s accounting firms, JLHPA and KSDT have provided financial consulting and accounting services to PowerVerde. We paid a total of $28,215 to JLHPA and $0 to KSDT in 2017.

We do not have any independent directors, as our sole director Mr. Davis is an officer. We intend to seek qualified independent directors to serve on our Board of Directors by the end of 2018.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Cherry Bekaert LLP, Certified Public Accountants (“CB”) was designated by our Board of Directors to audit the consolidated financial statements of our company for the fiscal years ended December 31, 2017 and 2016. The following table summarizes the aggregate fees billed and expected to be billed to us by CB for the fiscal years ended December 31, 2017 and 2016, respectively:

Principal Accountant Fees and Service

	2017	2016
Audit Fees	$52,500	$50,750

Total	$52,500	$50,750

Audit Fees

The aggregate fees billed and expected to be billed by CB for professional services rendered for the fiscal years ended 2017 and 2016, respectively, including fees associated with the annual audit, the reviews of the consolidated financial statements included in our Forms 10-K, the reviews of the quarterly reports on Form 10-Q, fees related to filings with the Securities and Exchange Commission and consultations on accounting issues and the application on new accounting pronouncements were approximately $52,500 and $50,750, respectively.

Tax Fees

The aggregate fees billed or expected to be billed by JLHPA and KSDT for tax compliance, tax advice and tax planning rendered to the Company for each of the fiscal years ended December 31, 2017 and 2016 were approximately $2,000.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

See Exhibit Index and Financial Statements Index, below.

PowerVerde, Inc.
Annual Report on Form 10-K
Year Ended December 31, 2017

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Vyrex Corporation as filed with the Delaware Secretary of State on September 8, 2005. [1]

3.2	Bylaws of Vyrex Corporation, dated as of September 9, 2005. [1]

3.3	Amended and Restated Certificate of Incorporation of Vyrex Corporation as filed with the Delaware Secretary of State on August 14, 2008. [2]

10.1	Agreement and Plan of Merger, dated as of February 11, 2008 by and among Vyrex Corporation, Vyrex Acquisition Corporation and PowerVerde, Inc. [3]

10.4	Intellectual Property Transfer Agreement dated as of March 4, 2009, between PowerVerde, Inc. and Edward C. Gomez. [6]

10.9	Agreement dated April 7, 2011, between PowerVerde, Inc. and George Konrad. [8]

10.10	Employment Agreement dated April 7, 2011, between PowerVerde, Inc. and George Konrad. [8]

10.11	Employment Agreement dated as of June 15, 2011, between PowerVerde, Inc. and Mark P. Prinz [16]

10.14	Amendment to Agreement dated August 19, 2011, between PowerVerde, Inc. and George Konrad.[16]

10.16	Binding Letter of Intent for Acquisition dated November 1, 2011, between PowerVerde, Inc., Bryce Johnson, Paul Kelly and Vince Hils. 10,

10.18	Membership Interest Purchase Agreement between PowerVerde, Inc., Bryce Johnson, Paul Kelly and Vince Hils dated March 30, 2012. [12]

10.19	Agreement dated October 16, 2012, among PowerVerde, Inc., George Konrad and Arizona Research and Development Inc. [13]

10.20	Consulting Agreement between the Company and Waste Heat Solutions LLC dated October 25, 2012. [14]

10.21	Form of Series A Secured Promissory Note dated December 2012. [14]

10.22	Security Agreement between PowerVerde Inc. and Series A Note holders dated December 31, 2012. [14]

10.23	Amendment to the Settlement Agreement between the Company and George Konrad dated February 7, 2014. [15]

10.24	Assignment of Intellectual Property Agreement between the Company and Vyrex IP Holdings Inc. dated June 30, 2015.[17]

21.1	Subsidiaries of the Company. [1]

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.
[1]	Previously filed on Form 8-K filed with the SEC on October 21, 2005.
[2]	Previously filed on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 19, 2008.
[3]	Previously filed on Form 8-K with the SEC on February 12, 2008. Nonmaterial schedules and exhibits identified in the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-B. The Company agrees to furnish supplementally to the SEC upon request by the SEC a copy of any omitted schedule(s) or exhibit(s).
[4]	Previously filed on Form 10-K for the year ended December 31, 2008, as filed with the SEC on April 15, 2009.
[5]	Previously filed on Form 10-Q for the quarter ended September 30, 2009, as filed with the SEC on November 17, 2009.
[6]	Previously filed on Form 10-K for the year ended December 31, 2008, as filed with the SEC on April 15, 2009.
[7]	Previously filed on Form 8-K filed with the SEC on February 4, 2011.
[8]	Previously filed on Form 10-K for the year ended December 31, 2010, as filed with the SEC on April 7, 2011.
[9]	Previously filed on Form 8-K filed with the SEC on September 30, 2011
[10]	Previously filed on Form 8-K filed with the SEC on November 7, 2011
[11]	Previously filed on Form 8-K filed with the SEC on February 9, 2012.
[12]	Previously filed on Form 8-K filed with the SEC on April 5, 2012.
[13]	Previously filed on Form 8-K filed with the SEC on October 22, 2012.
[14]	Previously filed on Form 10-K for the year ended December 31, 2012, as filed with the SEC on May 16, 2013.
[15]	Previously filed on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 16, 2015.
[16]	Previously filed on Form 10-Q for the quarter ended June 30, 2011, as filed with the SEC on August 22, 2011.
[17]	Previously filed on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 30, 2016.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERVERDE, INC.

Dated: April 17, 2018	by:	/s/ Richard H. Davis
Richard H. Davis
CEO and Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Richard H. Davis.	Chief Executive Officer, Director	April 17, 2018

/S/ John L. Hofmann	Chief Financial Officer	April 17, 2018

PowerVerde, Inc. and Subsidiary

Annual Report on Form 10-K

Year Ended December 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PowerVerde, Inc. and Subsidiary

Coral Gables, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PowerVerde, Inc. and subsidiary as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has historically incurred net losses and negative operating cash flows and its sole source of revenue relates to a license that expired in March 2018. As of December 31, 2017, the Company had an accumulated deficit of approximately $11,378,720. These factors, and others discussed in Note 2, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since December 31, 2010.

Cherry Bekaert LLP

Fort Lauderdale, Florida

April 17, 2018

PowerVerde, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,
	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$1,336	$4,786
Accounts receivable	369,959	170,539
Prepaid expenses	42,694	56,628
Total Current Assets	413,989	231,953

Property and Equipment
Property and equipment, net of accumulated depreciation of $99,418 and $85,156, respectively	8,222	22,484

Other Assets
Intellectual property, net of accumulated amortization of $689,900 and $677,716, respectively	2,374	14,558
License, net of accumulated amortization of $15,822 and $5,822, respectively	84,178	94 178
Total Other Assets	86,552	108,736
Total Assets	$508,763	$363,173

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable and accrued expenses	$95,310	$79,073
Notes payable to related parties	150,000	425,000
Total Current Liabilities	245,310	504,073

Total Liabilities	245,310	504,073

Stockholders’ Deficiency
Preferred stock:
50,000,000 shares authorized, 0 shares issued at December 31, 2017 and 2016
Common stock:
200,000,000 common shares authorized, par value $0.0001	3,981	3,981
per share, 40,300,106 common shares issued and 31,750,106 shares outstanding at December 31, 2017 and December 31, 2016
Additional paid-in capital	12,129,331	12,129,331

Treasury stock, 8,550,000 shares at cost	(491,139)	(491,139)
Accumulated deficit	(11,378,720)	(11,783,073)

Total Stockholders’ Equity (Deficiency)	263,453	(140,900)

Total Liabilities and Stockholders’ Equity (Deficiency)	$508,763	$363,173

The accompanying notes are an integral part of these consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Consolidated Statements of Operations

For the years ended December 31, 2017 and 2016

	2017	2016
Revenue, Net	$852,443	$587,613

Operating Expenses
Research and development	210,624	331,038
General and administrative	210,491	318,067
Total Operating Expenses	421,115	649,105

Income (Loss) from Operations	431,328	(61,492)

Other Income (Expenses)
Interest income	806	—
Interest expense	(27,781)	(62,270)
Total Other Income (Expenses)	(26,975)	(62,270)

Income (Loss) before Income Taxes	404,353	(123,762)
Provision for Income Taxes	—	—

Net Income (Loss)	$404,353	$(123,762)

Net Income (Loss) per Share - Basic and Diluted	$0.01	$(0.00)
Weighted Average Common Shares Outstanding - Basic and Diluted	31,750,106	31,750,106

The accompanying notes are an integral part of these consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ EQUITY (deficiency)

For the years ended December 31, 2017 and 2016

	Common Shares	Common Stock	Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficiency)

Balances, December 31, 2015	31,750,106	$3,981	$11,921,516	$(491,139)	$(11,659,311)	$(224,953)

Stock-based compensation	—	—	207,815	—	—	207,815
Net loss	—	—	—	—	(123,762)	(123,762)
Balances, December 31, 2016	31,750,106	$3,981	$12,129,331	$(491,139)	$(11,783,073)	$(140,900)

Net income	—	—	—	—	404,353	404,353
Balances, December 31, 2017	31,750,106	$3,981	$12,129,331	$(491,139)	$(11,378,720)	$263,453

The accompanying notes are an integral part of these consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the years ended December 31, 2017 and 2016

	2017	2016
Cash Flows from Operating Activities
Net income (loss)	$404,353	$(123,762)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	36,446	32,371
Amortization of discount	—	12,884
Stock based compensation	—	207,815
Changes in operating assets and liabilities
Accounts receivable and prepaid expenses	(184,730)	6,324
Interest receivable	(756)	—
Accounts payable and accrued expenses	16,237	37,122
Payable to related parties	—	(26,000)

Cash (Used in) Operating Activities	(271,550)	(146,754)

Cash Flows from Financing Activities
Proceeds from notes payable, related party	—	25,000
Principal payments on notes payable, related parties	(275,000)	(25,000)

Cash (Used in) Financing Activities	(275,000)	(147,569)

Net (Decrease) in Cash and Cash Equivalents	(3,450)	(815)
Cash and cash equivalents at Beginning of Period	4,786	5,601
Cash and cash equivalents at End of Period	$1,336	$4,786

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$48,235	$24,977

Supplemental Schedule of Non-Cash Activities
Note receivable in connection with Liberty accounts receivable	$34,000	$—

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

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring operating losses (other than in 2017) and negative cashflows from operations. Additionally, 96% and 100% of the Company’s 2017 and 2016 revenues, respectively, result from royalties related to a license that expired in March 2018, so such revenues will not recur beyond that date, and the Company currently has limited additional sources of revenues for the foreseeable future. The Company has historically relied upon unrelated and related party debt and equity financing to fund its cash flow shortages and will require either additional debt or equity financing to sustain its operations. The Company earned net income of $404,353 in 2017; however, almost all of the Company’s revenues in 2017 and prior years were derived from royalties under its biotech licensing agreement, which expired in March 2018. Those factors create substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company continues to seek funding from private debt and equity investors, as it needs to promptly raise substantial additional capital in order to finance its plan of operations. There can be no assurance that the Company will be able to promptly raise the necessary funds on commercially acceptable terms, if at all. If the Company does not raise the necessary funds, it may be forced to cease operations.

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of PowerVerde, Inc. and its wholly-owned subsidiary, PowerVerde Systems, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Business

The Company is devoting substantially all of its present efforts to establish a new business involving the development and commercialization of clean energy electric power generation systems, and none of its planned principal operations have commenced. However, royalties from licenses unrelated to planned principal operations continue to be recognized as revenue. No revenues from this planned principal operation have been generated.

Cash Equivalents

The Company considers primarily all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable consist of balances due from royalties in connection with the Company’s license agreement with VDF FutureCeuticals, Inc. The Company monitors accounts receivable and provides allowances when considered necessary. At December 31, 2017 and 2016, accounts receivable were considered to be fully collectible. Accordingly, no allowance for doubtful accounts was provided.

Revenue Recognition

Revenue from royalty and assembly agreements unrelated to the Company’s planned operations is recognized in accordance with the terms of the specific agreements. Revenues recognized under these agreements amount to 100% of total revenues for the years ended December 31, 2017 and 2016.

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

Impairment of Long-Lived Assets

Impairment losses are recorded on long-lived assets (property, equipment, license and intellectual property) used in operations when impairment indicators are present and the undiscounted expected cash flows estimated to be generated by those assets are less than the carrying value of such assets. No impairment losses have been recognized during the years ended December 31, 2017 or 2016.

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

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company, or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All outstanding warrants as of December 31, 2017 and 2016 were classified as equity.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2014, 2015, 2016 and 2017, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2017.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we received an assessment for interest and/or penalties, it has been classified in the consolidated financial statements as general and administrative expense.

Research and Development Costs

The Company’s research and development costs are expensed in the period in which they are incurred. Such expenditures amounted to $210,624 and $331,038 for the years ended December 31, 2017 and 2016, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share is computed in accordance with FASB ASC Topic 260, “Earnings per Share”. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Certain common stock equivalents were not included in the earnings (loss) per share calculation as their effect would be anti-dilutive. Warrants exercisable for 3,675,000 shares and options for 5,750,500 shares were excluded from weighted average common shares outstanding on a diluted basis.

Financial instruments

The Company carries cash and cash equivalents, accounts receivable, accounts payable and accrued expenses at historical costs. The respective estimated fair values of these assets and liabilities approximate carrying values due to their current nature. The Company also carries notes payable to related parties at historical cost less discounts from warrants issued as loan financing costs. The fair value of such notes is substantially similar to the face value of the notes ($150,000).

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

Note 4 – Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach. The core principal of the standard is that revenue should be recognized when the transfer of promised goods or services is made in an amount that the entity expects to be entitled to in exchange for the transfer of goods and services. ASU 2014-09 also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2015-14”) which deferred the effective date of the standard. This standard will be effective for the calendar year ending December 31, 2018.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740)” (“ASU 2015-17”). Currently U.S. GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The amendments under ASU 2015-17 will require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update will be effective for fiscal years beginning after December 15, 2016 and interim periods within the fiscal years beginning after December 15, 2016. The Company adopted the new guidance on January 1, 2017. The adoption of ASU 2015-17 did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 was effective for the Company beginning January 1, 2017. The Company adopted the new guidance on January 1, 2017. Adoption did not have a material impact on its consolidated results of operations and financial position.

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

In January 2017, the FASB issued Accounting Standards Update 2017-01, “Business Combinations: Clarifying the Definition of a Business” (ASU 2017-01). The standard clarifies the definition of a business and adds guidance to assist entities when evaluating whether transactions should be accounted for as acquisitions or disposals of assets or as businesses. The standard provides a screen to determine whether a set of assets and activities qualifies as a business or as a set of assets. ASU 2017-01 is effective for the Company beginning January 1, 2018. The Company believes that this standard will have no effect on its financial statements.

In January 2017, the FASB issued Accounting Standards Update 2017-04, “Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment” (ASU 2017-04). The standard simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments of ASU 2017-04, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss cannot exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for fiscal years and interim periods within those years beginning January 1, 2019. The amendments require a prospective approach to adoption and early adoption is permitted for interim or annual goodwill impairment tests. The Company does not believe this standard will have any effect on its financial statements as the Company does not have any goodwill.

The Company does not believe that other standards which have been issued but are not yet effective will have a significant impact on its financial statements.

Note 5 – Intellectual Property and Note Payable

Intellectual Property partially consists of technology acquired from the purchase of 100% of the membership interests of Cornerstone Conservation Group LLC (“Cornerstone”) on March 30, 2012 for $659,440. Accumulated amortization with respect to this intellectual property was $659,440 at December 31, 2017 and 2016.

On June 30, 2015, the Company entered into an Assignment Agreement with VyrexIP Holdings Inc., a company owned by Company shareholder Edward Gomez for the purchase of intellectual property. The net price of these assets was comprised of a down payment of $16,116 and a $58,436 promissory note to the seller due July 15, 2016, partially offset by assignment by the seller to the Company of a $38,000 promissory note due November 14, 2015, issued by the seller’s licensee Epalex Corporation, a company of which Mr. Gomez is chairman and a major stockholder. This note was paid in full in November 2015. Accumulated amortization with respect to this intellectual property was $30,460 and $18,276 at December 31, 2017 and 2016, respectively.

On June 1, 2016, the Company entered into a ten-year License Agreement with Helidyne LLC for total consideration of $100,000 to utilize the Helidyne intellectual property in the manufacturing of planetary rotor expanders and the incorporation of same in the Company’s distributed electric power generation systems. The license agreement also grants the Company an exclusive license to sell the expanders whether manufactured by Helidyne or by the Company. The Company’s royalty obligation begins on the earlier of the commercialization of the product or three years from the effective date of the agreement. Once the royalty obligation begins, the minimum annual royalty is $50,000 for each of the first six years, and $100,000 for the remainder of the agreement.

For the years ended December 31, 2017 and 2016, amortization expense was $22,184 and $18,006 respectively, and accumulated amortization of the intangible assets was $705,722 and $683,538 at December 31, 2017 and 2016, respectively.

Future amortization of the intangible assets was as follows as of December 31, 2017:

Year ending December 31:
2018	$12,374
2019	10,000
2020	10,000
Thereafter	54,178
Total	$86,552

Note 6 – Stockholders’ Equity (Deficiency)

Warrants

The Company issued warrants on June 3, 2011 to various persons, including affiliates of the Company, for services provided to the Company. These warrants covered the purchase of 1,855,000 unregistered shares of the Company’s stock at an exercise price of $1.05 per share with a five-year term. These share-based payments have been accounted for in accordance with ASC 815-40 using the Black Scholes pricing model to determine the fair value of each warrant. As of December 31, 2017, 800,000 of these warrants were outstanding and 1,055,000 had expired.

In connection with the acquisition of Cornerstone (See Note 5), on March 30, 2012, the Company issued warrants to purchase 300,000 unregistered shares of common stock at exercise prices ranging from $2.00 to $4.00 per share. As of December 31, 2017, all of these warrants had expired.

In December 2012, the Company issued three-year warrants to purchase 325,000 unregistered shares of the Company’s common stock at an exercise price of $.41 per share in association with the Secured Promissory Note (See Note 8). In December 2014, the expiration date of these warrants was extended to December 31, 2017. As of December 31, 2017, all of these warrants had expired.

During January 2013, the Company issued three-year warrants to purchase 75,000 unregistered shares of the Company’s common stock at an exercise price of $0.41 per share in association with the Secured Promissory Note (See Note 8). In December 2014, the expiration date of these warrants was extended to December 31, 2017. As of December 31, 2017, all of these warrants had expired.

During March 2013, the Company issued its Chief Executive Officer and Chief Financial Officer five –year warrants to purchase common stock at an exercise price of $0.30 per share (market price on date of grant) in the amounts of 1,000,000 and 500,000 shares, respectively. The Company recognized $210,000 in compensation expense. As of December 31, 2015, all of these warrants were outstanding. In October 2015, these warrants were repriced and extended with an exercise price of $0.15 and a new expiration date of October 26, 2022 in connection with a general repricing and extension of the Company options and warrants as set forth below in this Note 6. As of December 31, 2017, all of these warrants were outstanding.

On December 1, 2013, the Company issued additional three-year warrants to purchase 400,000 unregistered shares of the Company’s common stock at an exercise price equal to $0.21 per share (the average closing price of the common stock during the 10 trading days prior to December 1, 2013). This was in association with the Secured Promissory Note (See Note 8). In December 2015, the expiration date of these warrants was extended to December 31, 2018. As of December 31, 2017, all of these warrants were outstanding.

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

During June 2016, the Company issued warrants to a stockholder for the purchase of 900,000 shares of common stock at an exercise price of $0.11 per share in consideration for the Company utilizing his facility space from January 2013 to December 2015. These warrants expire in June 2021. As of December 31, 2017, all of these warrants were outstanding.

In July 2016, a warrant for the purchase of 25,000 shares of common stock was issued to a stockholder as additional consideration for a $25,000 loan. These warrants expire in July 2021. As of December 31, 2017, all of these warrants were outstanding.

In October 2016, another warrant for the purchase of 25,000 shares of common stock was issued to the same stockholder as additional consideration for extending the maturity of the $25,000 loan for an additional 90 days. These warrants expire in October 2021. As of December 31, 2017, all of these warrants were outstanding.

A summary of warrants issued, exercised and expired during the year ending December 31, 2017 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2016	4,275,000	$0.33	$45,000
Issued	—	—	—
Expired	(600,000)	(1.44)	—
Balance at December 31, 2017	3,675,000	$0.15	$45,000

Note 7 – Stock Options

Stock option activity for the year ended December 31, 2017, is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2016	5,750,000	$0.31	5.12
Granted	—	—	—
Expired/forfeited	—	—	—
Options outstanding at December 31, 2017	5,750,000	$0.31	4.12

Total stock option compensation was $0 and $207,815, respectively, for the years ended December 31, 2017 and 2016. There is no unrecognized compensation expense associated with the options.

Note 8 - Notes Payable to Related Parties

Notes payable to related parties at December 31, 2017 consist of notes payable to stockholders of $150,000 (issued in 2012). The notes had been due in one principal payment on September 30, 2017, but are now due on April 30, 2018, after extensions granted by the Note holders in the third quarter of 2017. Interest is payable semiannually at 10%. The notes are collateralized by all receivables now or hereafter existing pursuant to the license agreement with VDF FutureCeuticals, Inc. discussed in Notes 3 and 9. In 2017, the Company made payments totaling $250,000 toward the principal balance of the Notes. The notes were paid in full in January 2018.

Note 9 - Commitments and Contingencies

On June 25, 2015, Company consultant Hank Leibowitz assigned to the Company a patent he obtained for a system and method for using high temperature sources in Rankine cycle power systems. The Company has agreed to pay Mr. Leibowitz a 2% royalty for any and all revenues of products and/or project sales by the Company based on the subject patent.

The Company’s license agreement with VDF FutureCeuticals, Inc., which has generated substantially all of the Company’s revenues since 2012, terminated in March 2018, when the underlying patents expired.

On June 1, 2016, the Company entered into a ten-year License Agreement with Helidyne LLC to utilize the Helidyne intellectual property in order to use Helidyne expanders in Powerverde systems and to sell Helidyne expanders. As part of the licensing agreement the Company committed to purchase two 50 kW expanders, at a price of $25,000 each, on or before the sixth month anniversary of the agreement. The $50,000 was payable in two monthly installments of $25,000 beginning October 2016. The Company had made payments totaling $38,750, towards the purchase of the expanders, all of which was included in prepaid expense and other current assets in the consolidated balance sheets at December 31, 2016. Due to Helidyne’s failure to perform under the agreement, the Company has not made any further payments to Helidyne and does not intend to do so unless and until Helidyne performs as required. Helidyne has not objected to the Company’s position, and it is very unlikely that Helidyne will ever be able to perform. Consequently, in the third quarter of 2017, the Company wrote off the $38,750 paid to Helidyne.

The Company agreed to pay Helidyne LLC a royalty of 3% of sales, subject to a minimum annual royalty of $50,000 beginning on the earlier of commercialization of the product or three years from the effective date of the agreement. This minimum royalty would be payable only if Helidyne performs as required, which is very unlikely, or if the Company elects to produce its own expanders using Helidyne technology. The Company does intend to produce these expanders directly or through a contract manufacturer in the future. See Note 5.

On April 15, 2017, the Company entered into a manufacturing assembly agreement with Liberty Plugins, Inc. (“Liberty”) to manufacture and assemble Liberty’s Hydra electronic vehicle charging systems and ship completed Hydras to Liberty’s facility in Santa Barbara, California (the “Liberty Agreement”). Liberty has agreed to pay $1,000 for the first 10 Hydras assembled in a month, $750 per Hydra for the next 10 Hydras assembled per month and $500 per Hydra for each Hydra assembled above 20 per month. As of December 31, 2017, the Company has built and shipped 34 Hydras, and these products were invoiced throughout the third and fourth quarter of 2017. The $34,807 revenue for these products is reflected in the net revenue on the Company’s consolidated statement of operations for the quarter ended December 31, 2017.

On September 30, 2017, the Company converted the outstanding accounts receivable from Liberty, totaling $25,000, into a Promissory Note with 12% interest and a maturity date of January 31, 2018. On December 31, 2017, the Company converted an additional $9,000 from accounts receivable from Liberty to the principal balance of the Promissory Note and extended the maturity date of the Note to April 30, 2018.

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

Significant components of the Company’s net deferred income taxes are as follows:

	December 31,
	2017	2016
Deferred tax assets:

Net operating loss carry forwards	$1,557,027	$2,484,406
Start-up cost	174,679	289,843
Goodwill	408,552	672,754
Stock based compensation	414,080	614,790
Other	2,972	1,644
Deferred tax assets	2,557,309	4,063,436
Less valuation allowance	(2,557,309)	(4,063,436)
Net deferred tax assets after valuation allowance	$—	$—

A reconciliation of the U.S. statutory federal income tax rate to the effective income tax rate (benefit) follows:

Rate Reconciliation

	December 31,
	2017	2016

Federal income tax at statutory rate	$137,480	$(42,079)
State Tax	14,678	(4,493)
Permanent Differences	433	120
Other	(1,285)	127,755
Change in Valuation Allowance	(151,306)	(81,304)
	$—	$—

In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more than likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment. After consideration of the evidence, both positive and negative, management has determined that a $2,557,860 valuation allowance at December 31, 2017 is necessary. The change in the valuation allowance for the current year is $1,506,127, which represents the changes in the deferred items. At December 31, 2017, the Company has available net operating loss carry forwards for federal income tax purposes of $6,133,666 expiring at various times from 2027 through 2032.

Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Write-offs	Other Charges	Balance at End of Period

Deferred tax asset valuation allowance

Year ended December 31, 2017	$4,063,436	$(1,506,127)	$—	$—	$2,557,309
Year ended December 31, 2016	$4,144,741	$(81,304)	$—	$—	$4,063,436

Note 11- Related Party Transactions

Since July 2010, the accounting firm J.L. Hofmann & Associates, P.A. (“JLHPA”), whose principal is our CFO John L. Hofmann, has provided financial consulting and accounting services to the Company. In December 2017, J.L. Hofmann & Associates, P.A. merged with Kabat, Schertzer, De La Torre, Taraboulos & Co, LLC (“KSDT”). The Company paid $28,215 and $35,855 for its services in the years ended December 31, 2017 and 2016, respectively.

Note 12 – Subsequent Events

See Note 8 regarding payment of notes payable to related parties. The Company expects to receive its final royalty payment under the license agreement, covering the first quarter of 2018 through March 18, 2018, in the second quarter of 2018.

