Form 10-Q
period 2018-03-31
POWERVERDE, INC.
filed 2018-05-15
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2018

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 000-27866

POWERVERDE, INC.

(Exact name of Registrant as specified in its charter)

Delaware	88-0271109
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9300 S. Dadeland Blvd, Suite 600

Miami, FL 33156

(Address of principal executive offices)

(305) 670-3370

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 15, 2018, the issuer had 31,750,106 shares of common stock outstanding.

i

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PowerVerde, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

March 31, 2018 (Unaudited) and December 31, 2017

	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$35,485	$1,336
Accounts receivable	162,094	369,959
Liberty note receivable	34,000	34,000
Prepaid expenses and other current assets	16,158	8,694
Total Current Assets	247,737	413,989

Property and Equipment
Property and equipment, net of accumulated depreciation of $102,983 and $99,418, respectively	4,657	8,222

Other Assets
Intellectual Property, net of accumulated amortization of $692,274 and $689,900, respectively	—	2,374
License, net of accumulated amortization of $18,322 and $15,822, respectively	81,678	84,178
Total Other Assets	81,678	86,552
Total Assets	$334,072	$508,763

Liabilities and Stockholders’ Deficiency
Current Liabilities
Accounts payable and accrued expenses	$13,995	$95,310
Notes payable to related parties	—	150,000
Total Current Liabilities	13,995	245,310

Total Liabilities	13,995	245,310

Stockholders’ Equity
Preferred Stock:
50,000,000 preferred shares authorized, 0 preferred shares issued at March 31, 2018 and December 31, 2017	—	—
Common stock:
200,000,000 common shares authorized, par value $0.0001 per share, 40,300,106 common shares issued and 31,750,106 shares outstanding at March 31, 2018 and December 31, 2017	3,981	3,981
Additional paid-in capital	12,129,331	12,129,331
Treasury stock, 8,550,000 shares at cost	(491,139)	(491,139)
Accumulated deficit	(11,322,096)	(11,378,720)
Total Stockholders’ Equity	320,077	263,453

Total Liabilities and Stockholders’ Equity	$334,072	$508,763

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2018 and 2017

(Unaudited)

	2018	2017

Revenue	$162,094	$171,251

Operating Expenses
Research and development	35,292	47,657
General and administrative	70,394	58,443
Total Operating Expenses	105,686	106,100

Income from Operations	56,408	65,151

Other Income (Expenses)
Interest income	914	—
Interest expense	(698)	(9,945)
Total Other Income (Expense)	216	(9,945)

Income before Income Taxes	56,624	55,206
Provision for Income Taxes	—	—

Net Income	$56,624	$55,206

Net Income per Share - Basic and Diluted	$0.00	$0.00

Weighted Average Common Shares Outstanding - Basic and Diluted	31,750,106	31,750,106

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2018 and 2017

(Unaudited)

	2018	2017
Cash Flows from Operating Activities
Net income	$56,624	$55,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,440	9,112
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets	200,400	(5,839)
Accounts payable and accrued expenses	(81,315)	(29,805)

Cash Provided by Operating Activities	184,149	28,674

Cash Flows from Financing Activities
Payment on notes payable, related party	(150,000)	(25,000)

Cash Used in Financing Activities	(150,000)	(25,000)

Net Change in Cash and Cash Equivalents	34,149	3,674

Cash and Cash Equivalents at Beginning of Period	1,336	4,786

Cash and Cash Equivalents at End of Period	$35,485	$8,460

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$699	$20,609

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2018

Note 1 – Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Annual Report of PowerVerde, Inc. (“PowerVerde,” “we,” “us,” “our,” or the “Company”) as of and for the year ended December 31, 2017. The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the results to be expected for the full year or for future periods. The condensed consolidated financial statements include the accounts of PowerVerde, Inc., formerly known as Vyrex Corporation (the “Company”), and PowerVerde Systems, Inc., formerly known as PowerVerde, Inc., its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

Note 2 – Going Concern

We have financed our operations since inception through the sale of debt and equity securities and through Biotech IP licensing revenues which expired in March 2018. As of March 31, 2018, we had working capital of $233,742 compared to working capital of $168,679 at December 31, 2017. This improvement in working capital is due primarily to reductions in notes payable to related parties, accounts payable and accrued expenses resulting from positive operating cash flows during this period.

The Company has historically relied upon unrelated and related party debt and equity financing to fund its cash flow shortages and will require either additional debt or equity financing to sustain its operations. The Company’s revenues in prior years and through March 31, 2018 were derived mainly from royalties under its biotech licensing agreement, which expired in March 2018. Those factors create substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Summary of Significant Accounting Policies

Nature of Business

The Company is devoting substantially all of its present efforts to establish a new business involving the development and commercialization of clean energy electric power generation systems, and none of its planned principal operations have commenced. However, royalties from licenses unrelated to planned principal operations were recognized as revenue through March 2018, when the underlying license agreement terminated. No revenues from this planned principal operation have been generated.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable consist of balances due from royalties in connection with the license agreement with VDF FutureCeuticals, Inc. The Company monitors accounts receivable and provides allowances when considered necessary. At March 31, 2018, accounts receivable were considered to be fully collectible. Accordingly, no allowance for doubtful accounts was provided.

Liberty Note Receivable

Note receivable consists of revenues from Liberty Plugins, Inc in connection with the assembly agreement dated April 15, 2017. At March 31, 2018, the note receivable was considered to be fully collectible.

Revenue Recognition

Revenue from royalties and assembly services unrelated to the Company’s planned operations is recognized when the goods or services are transferred to the customer. Royalties are recognized as earned in the period the sales to which the royalties relate occur. Manufacturing assembly services are recognized as revenue when the assembled product is delivered to the customer. Revenues recognized under these agreements amount to 100% of total revenues for the three months ended March 31, 2018 and 2017.

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

Impairment of Long-Lived Assets

Impairment losses are recorded on long-lived assets (property, equipment and intellectual property) used in operations when impairment indicators are present and the undiscounted expected cash flows estimated to be generated by those assets are less than the carrying value of such assets. No impairment losses have been recognized during the three months ended March 31, 2018 or 2017.

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

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company, or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All outstanding warrants as of December 31, 2017 and March 31, 2018 were classified as equity.

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

Research and Development Costs

The Company’s research and development costs are expensed in the period in which they are incurred. Such expenditures amounted to $35,292 and $47,657 for the three months ended March 31, 2018 and 2017, respectively.

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

Note 4 – Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”). Topic 606 supersedes the revenue recognition requirements in ASU Topic 605, Revenue Recognition (“Topic 605”), and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the considerations to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 also includes Subtopic 340-40, Other Assets and Deferred Costs- Contracts with Customers, which discussed the deferral of incremental costs of obtaining a contract with a customer, including the period of amortization of such costs. The new standard was adopted by the Company in our fiscal year beginning January 1, 2018.

The two permitted transition methods under the new standard are the full retrospective method, in which the new standard would be applied to each prior reporting period presented and the cumulative effect of applying the new standard would be recognized at the earliest period shown, or the modified retrospective method, in which the cumulative effect of applying the new standard would be recognized at the date of initial application. Based on our assessment, the impact of the new standard on our revenue recognition in prior periods is not significant; accordingly, while the Company would have used the modified retrospective method of adoption of the new standard, there was no cumulative effect of adoption on January 1, 2018 retained earnings.

We have reviewed each of our current contracts for the related performance obligations and related revenue and expense recognition implications. A performance obligation under the new revenue standard is defined as a promise to provide a “distinct” good or service to a customer. The Company has determined that the assembly services is a performance obligation for which a transaction price has been established in the manufacturing agreement. The assembly of each unit stands on its own. Revenue related to assembly services is recognized as revenue when the assembled product is delivered to the customer. The Company has also determined that the performance obligation associated with our royalty revenues is the ongoing delivery of the license to which the royalties relate. Royalty revenues are recognized based on the contract royalty rate applied to licensee sales in the periods during which such sales occur.

Note 5 – Intellectual Property

Intellectual Property partially consists of technology acquired from the purchase of 100% of the membership interests of Cornerstone Conservation Group LLC (“Cornerstone”) in March 30, 2012 for $659,440. Accumulated amortization with respect to this intellectual property was $659,440 at March 31, 2018 and December 31, 2017.

On June 30, 2015, the Company entered into an Assignment Agreement with VyrexIP Holdings Inc., a company owned by Company shareholder Edward Gomez, for the purchase of intellectual property. The net price of these assets was comprised of a down payment of $16,116 and a $58,436 promissory note to the seller due July 15, 2016, partially offset by assignment by the seller to the Company of a $38,000 promissory note due November 14, 2015, issued by the seller’s licensee Epalex Corporation, a company of which Mr. Gomez is chairman and a major stockholder. This note was paid in full in November 2015. Accumulated amortization with respect to this intellectual property was $32,834 and $30,460 at March 31, 2018 and December 31, 2017, respectively.

On June 1, 2016, the Company entered into a ten-year License Agreement with Helidyne LLC for total consideration of $100,000 to utilize the Helidyne intellectual property in the manufacturing of planetary rotor expanders and the incorporation of same in the Company’s distributed electric power generation systems. The license agreement also grants the Company an exclusive license to sell the expanders whether manufactured by Helidyne or by the Company. The Company’s royalty obligation begins on the earlier of the commercialization of the product or three years from the effective date of the agreement. Once the royalty obligation begins, the minimum annual royalty is $50,000 for each of the first six years, and $100,000, per commercial year, for the remainder of the agreement.

For the three months ended March 31, 2018 and 2017, amortization expense was $4,874 and $5,546 respectively, and accumulated amortization of the intangible assets was $710,596 and $705,722 at March 31, 2018 and December 31, 2017, respectively.

Future amortization of the intangible assets was as follows as of March 31, 2018:

Year ending December 31:
2018	$7,500
2019	10,000
2020	10,000
Thereafter	54,178
Total	$81,678

Note 6 – Stockholders’ Equity

Warrants

A summary of warrants issued, exercised and expired during the three months ended March 31, 2018 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2017	3,675,000	$.15	$45,000
Issued	—	—	—
Expired	—	—	—
Balance at March 31, 2018	3,675,000	$.15	$45,000

Note 7 – Stock Options

Stock option activity for the quarter ended March 31, 2018, is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2017	5,750,500	$0.31	4.12
Granted	—	—	—
Expired/forfeited	—	—	—
Options outstanding at March 31, 2018	5,750,500	$0.31	3.87

Total stock option compensation for the three months ended March 31, 2018 and 2017 was $0. There is no unrecognized compensation expense associated with the options.

Note 8 – Notes Payables to Related Parties

Notes payable to related parties at December 31, 2017 consist of notes payable to stockholders of $150,000 (issued in 2012). The notes had been due in one principal payment on September 30, 2017, but were extended to April 30, 2018, after extensions granted by the Note holders in the third quarter of 2017. Interest was payable semiannually at 10%. The notes were collateralized by all receivables existing pursuant to the license agreement with VDF FutureCeuticals, Inc. discussed in Notes 3 and 9. In 2017, the Company made payments totaling $250,000 toward the principal balance of the Notes. The notes were paid in full in January 2018.

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

On April 15, 2017, the Company entered into an assembly agreement with Liberty Plugins, Inc. (“Liberty”) to assemble Liberty’s Hydra electronic vehicle charging systems and ship completed Hydras to Liberty’s facility in Santa Barbara, California (the “Liberty Agreement”). Liberty has agreed to pay $1,000 for the first 10 Hydras assembled in a month, $750 per Hydra for the next 10 Hydras assembled per month and $500 per Hydra for each Hydra assembled above 20 per month. As of March 31, 2018, the Company has built and shipped 37 Hydras, and these products were invoiced throughout the third and fourth quarter of 2017 as well as the first quarter of 2018. Revenue of $3,000 for these products is reflected in the net revenue on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2018.

On September 30, 2017, the Company converted the outstanding accounts receivable from Liberty, totaling $25,000, into a Promissory Note with 12% interest and a maturity date of January 31, 2018. On December 31, 2017, the Company converted an additional $9,000 from accounts receivable from Liberty to the principal balance of the Promissory Note and extended the maturity date of the Note to April 30, 2018. On May 1, 2018, the Company converted an additional $3,000 from accounts receivable from Liberty to the principal balance of the Promissory Note and extended the maturity date of the Note to June 30, 2018.

Note 10 - Related Party Transactions

Since July 2010, the accounting firm J.L. Hofmann & Associates, P.A. (“JLHPA”), whose principal is our CFO John L. Hofmann, has provided financial consulting and accounting services to the Company. In December 2017, J.L. Hofmann & Associates, P.A. merged with Kabat, Schertzer, De La Torre, Taraboulos & Co, LLC (“KSDT”). The Company paid $10,730 and $9,125 for its services in the three months ended March 31, 2018 and 2017, respectively.

Note 11 – Subsequent Events

On May 1, 2018, the Company converted an additional $3,000 from accounts receivable from Liberty to the principal balance of the Promissory Note and extended the maturity date of the Note to June 30, 2018.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our condensed consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2013, 2014, 2015 and 2016, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2018.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the condensed consolidated financial statements as general and administrative expense.

Revenue Recognition

Revenue from royalties and assembly services unrelated to the Company’s planned operations is recognized when the goods or services are transferred to the customer. Royalties are recognized as earned in the period the sales to which the royalties relate occur. Manufacturing assembly services are recognized as revenue when the assembled product is delivered to the customer. Revenues recognized under these agreements amount to 100% of total revenues for the three months ended March 31, 2018 and 2017.

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or netshare settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All outstanding warrants as of March 31, 2018 and 2017 were classified as equity.

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

Since the Merger, we have focused on the development, testing and commercialization of our electric power systems, in particular, their applicability to thermal and natural gas pipeline operations. Our business is subject to significant risks, including the risks inherent in our research and development efforts, uncertainties associated with obtaining and enforcing patents and intense competition. See “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2018.

Except as specifically noted to the contrary, the following discussion relates only to PowerVerde since, as a result of the Merger, the only historical financial statements presented for the Company in periods following the Merger are those of the operating entity, PowerVerde.

Results of Operations

Three Months Ended March 31, 2018 as Compared to Three Months Ended March 31, 2017

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. We had no revenues from sales in the first quarter of 2018 and 2017 – but we recorded $159,094 and $171,251 in Biotech IP licensing fees (based on pre-Merger contracts), respectively. Also, we generated $3,000 in revenue for assembly revenues under the Liberty Agreement in the first quarter of 2018. In both years, we had substantial expenses due to our ongoing research and development activities and efforts to commercialize our systems, as well as substantial administrative expenses associated with our status as a public company. Our research and development expenses decreased by $12,365 in the first quarter of 2018 as compared to the first quarter of 2017, primarily because of the reduction in employee salaries. Our general and administrative expenses increased by $11,951 in the first quarter of 2018 as compared to 2017, primarily because of increased accounting and legal fees. Our net income was $56,624 in the first quarter of 2018 and $55,206 in the first quarter of 2017. Substantial net losses are expected until we are able to successfully commercialize and market our systems, as to which there can be no assurance. Any taxes that might result from net income for financial reporting purposes would be eliminated through use of a portion of the Company’s net operating loss carryforward.

Liquidity and Capital Resources

We have financed our operations since inception principally through the sale of debt and equity securities. Also, since 2012 we have received material amounts of Biotech IP licensing fees. As of March 31, 2018, we had working capital of $233,742 compared to working capital of $168,679 at December 31, 2017. Our improved working capital position is due primarily to our increased Biotech IP revenue in 2017.

Due to our substantially increased Biotech IP revenues in 2017, we were able in January 2018 to pay in full the $150,000 balance of our Notes payable to related parties and to begin 2018 with substantial working capital; however, our Biotech IP license agreement expired in March 2018 due to the expiration of our underlying patents. Consequently, we have no further material source of cash other than our final Biotech IP royalty payment for the first quarter of 2018, which we received in April 2018 in the amount of $159,094. We are seeking a new source of revenue by using our employee to provide part-time skilled manufacturing services to a third party; however, we expect this arrangement to generate no more than $5,000 per month.

We continue to seek funding from private equity and debt investors, as we need to promptly raise substantial additional capital in order to finance our plan of operations and commercialize our systems. There can be no assurance that we will be able to promptly raise the necessary funds. If we do not promptly raise the necessary funds, we may be forced to cease operations.

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework. Based on this evaluation, our management concluded that, as of March 31, 2018, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in internal control over financial reporting during the first quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the 2017 Annual Report. Please refer to that section for disclosure regarding the risks and uncertainties related to our business.

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

POWERVERDE, INC.

Dated: May 15, 2018	By:	/s/ Richard H. Davis
Richard H. Davis Chief Executive Officer

Dated: May 15, 2018	By:	/s/ John L. Hofmann
John L. Hofmann Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

