Form 10-Q
period 2018-06-30
POWERVERDE, INC.
filed 2018-08-13
CIK 933972

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2018

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 000-27866

POWERVERDE, INC.

(Exact name of Registrant as specified in its charter)

Delaware	88-0271109
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9300 S. Dadeland Blvd, Ste 600

Miami, FL 33156

(Address of principal executive offices)

(305) 670-3370

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 9, 2018, the issuer had 31,750,106 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

PowerVerde, Inc. and Subsidiary Condensed Consolidated Balance Sheets June 30, 2018 (Unaudited) and December 31, 2017
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$128,860	$1,336
Accounts receivable	2,304	369,959
Liberty note receivable	—	34,000
Prepaid expenses and other current assets	8,188	8,694
Total Current Assets	139,352	413,989

Property and Equipment
Property and equipment, net of accumulated depreciation
of $105,617 and $99,418, respectively	2,023	8,222

Other Assets
Intellectual Property, net of accumulated amortization of $692,274 and $689,900, respectively	—	2,374
License, net of accumulated amortization of $20,822 and $15,822, respectively	79,178	84,178
Total Other Assets	79,178	86,552
Total Assets	$220,553	$508,763

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$5,318	$95,310
Notes payable to related parties	—	150,000
Total Current Liabilities	5,318	245,310

Total Liabilities	5,318	245,310

Stockholders' Equity
Preferred Stock:
50,000,000 preferred shares authorized, 0 preferred shares issued at June 30, 2018 and December 31, 2017	—	—
Common stock:
200,000,000 common shares authorized, par value $0.0001 per share, 40,300,106 common shares issued and 31,750,106 shares outstanding at June 30, 2018 and December 31, 2017	3,981	3,981
Additional paid-in capital	12,574,131	12,129,331
Treasury stock, 8,550,000 shares at cost	(491,139)	(491,139)
Accumulated deficit	(11,871,738)	(11,378,720)
Total Stockholders' Equity	215,235	263,453

Total Liabilities and Stockholders' Equity	$220,553	$508,763

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary Condensed Consolidated Statements of Operations For the three and six months ended June 30, 2018 and 2017 (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenue	$3,000	$168,548	$165,094	$339,799

Operating Expenses
Research and development	489,421	46,732	524,713	94,389
General and administrative	63,927	56,455	134,321	114,898
Total Operating Expenses	553,348	103,187	659,034	209,287

Income (Loss) from Operations	(550,348)	65,361	(493,940)	130,512

Other Income (Expenses)
Interest income	706	50	1,621	50
Interest expense	—	(8,192)	(699)	(18,137)
Total Other Income (Expense)	706	(8,142)
			922	(18,087)

Income (Loss) before Income Taxes	(549,642)	57,219	(493,018)	112,425
Provision for Income Taxes	—	—	—	—

Net Income (Loss)	$(549,642)	$57,219	$(493,018)	$112,425

Net Income (Loss) per Share - Basic and Diluted	$(0.02)	$0.00	$(0.02)	$0.00

Weighted Average Common Shares Outstanding - Basic and Diluted	31,750,106	31,750,106	31,750,106	31,750,106

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary Condensed Consolidated Statements of Cash Flows For the six months ended June 30, 2018 and 2017 (Unaudited)

	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$(493,018)	$112,425
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,574	18,223
Stock based compensation	444,800	—
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets	368,160	12,651
Accounts payable and accrued expenses	(89,992)	(9,354)
Liberty notes receivable	34,000	—

Cash Provided by Operating Activities	277,524	133,945
Cash Flows from Financing Activities
Payment on notes payable, related party	(150,000)	(125,000)
Cash Used in Financing Activities	(150,000)	(125,000)

Net Change in Cash and Cash Equivalents	127,524	8,945

Cash and Cash Equivalents at Beginning of Period	1,336	4,786

Cash and Cash Equivalents at End of Period	$128,860	$13,731

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$699	$20,609

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2018

Note 1 – Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Annual Report of PowerVerde, Inc. (“PowerVerde,” “we,” “us,” “our,” or the “Company”) as of and for the year ended December 31, 2017. The results of operations for the six months ended June 30, 2018, are not necessarily indicative of the results to be expected for the full year or for future periods. The condensed consolidated financial statements include the accounts of PowerVerde, Inc., formerly known as Vyrex Corporation (the "Company"), and PowerVerde Systems, Inc., formerly known as PowerVerde, Inc., its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation

Note 2 – Going Concern

We have financed our operations since inception through the sale of debt and equity securities and through Biotech IP licensing revenues. As of June 30, 2018, we had working capital of $134,034 compared to working capital of $168,679 at December 31, 2017. This decrease in working capital is due primarily to the expiration of our Biotech IP licensing revenues in March 2018.

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

Accounts Receivable

Accounts receivable consist of balances due from royalties in connection with the license agreement with VDF FutureCeuticals, Inc. The Company monitors accounts receivable and provides allowances when considered necessary. At June 30, 2018, accounts receivable were considered to be fully collectible. Accordingly, no allowance for doubtful accounts was provided.

Liberty Note Receivable

Note receivable consists of revenues from Liberty Plugins, Inc in connection with the assembly agreement dated April 15, 2017. The note was paid in full in June 2018, along with accrued interest in the amount of $371.

Revenue Recognition

Revenue from royalties and assembly services unrelated to the Company’s planned operations is recognized when the goods or services are transferred to the customer. Royalties are recognized as earned in the period the sales to which the royalties relate occur. Manufacturing assembly services are recognized as revenue when the assembled product is delivered to the customer. Revenues recognized under these agreements amount to 100% of total revenues for the six months ended June 30, 2018 and 2017.

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

Impairment of Long-Lived Assets

Impairment losses are recorded on long-lived assets (property, equipment and intellectual property) used in operations when impairment indicators are present and the undiscounted expected cash flows estimated to be generated by those assets are less than the carrying value of such assets. No impairment losses have been recognized during the six months ended June 30, 2018 or 2017.

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

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”). Based on the provisions of ASC 815-40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company, or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All outstanding warrants as of December 31, 2017 and June 30, 2018 were classified as equity.

Accounting for Uncertainty in Income Taxes

The Company follows the provisions of ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Research and Development Costs

The Company’s research and development costs are expensed in the period in which they are incurred. Such expenditures amounted to $524,713 and $94,389 for the six months ended June 30, 2018 and 2017, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share is computed in accordance with FASB ASC Topic 260, “Earnings per Share”. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Certain common stock equivalents were not included in the earnings (loss) per share calculation as their effect would be anti-dilutive. Warrants exercisable for 1,375,000 shares and options for 11,180,500 shares were excluded from weighted average common shares outstanding on a diluted basis.

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

Note 5 – Intellectual Property and License Agreement

Intellectual Property partially consists of technology acquired from the purchase of 100% of the membership interests of Cornerstone Conservation Group LLC (“Cornerstone”) on March 30, 2012 for $659,440. Accumulated amortization with respect to this intellectual property was $659,440 at June 30, 2018 and December 31, 2017.

On June 30, 2015, the Company entered into an Assignment Agreement with VyrexIP Holdings Inc., a company owned by Company shareholder Edward Gomez, for the purchase of intellectual property. The net price of these assets was comprised of a down payment of $16,116 and a $58,436 promissory note to the seller due July 15, 2016, partially offset by assignment by the seller to the Company of a $38,000 promissory note due November 14, 2015, issued by the seller’s licensee Epalex Corporation, a company of which Mr. Gomez is chairman and a major stockholder. This note was paid in full in November 2015. Accumulated amortization with respect to this intellectual property was $32,834 and $30,460 at June 30, 2018 and December 31, 2017, respectively.

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

For the six months ended June 30, 2018 and 2017, amortization expense was $7,374 and $11,092, respectively, and accumulated amortization of the intangible assets of intellectual property and license agreement was $713,096 and $705,722 at June 30, 2018 and December 31, 2017, respectively.

Future amortization of the intangible assets was as follows as of June 30, 2018:

Year ending December 31:
	2018	5,000
	2019	10,000
	2020	10,000
	Thereafter	54,178
Total		$79,178

Note 6 – Stockholders’ Deficiency

Warrants

A summary of warrants issued, exercised and expired during the six months ended June 30, 2018 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2017	3,675,000	$ .15	$ 45,000
Issued	-	-	-
Expired	-	-	-
Converted to Common Stock Options	(2,300,000)	$ .12	-
Balance at June 30, 2018	1,375,000	$ .14	$ 41,250

Note 7 – Stock Options

Stock option activity for the six months ended June 30, 2018, is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2017	5,750,500	$0.31	4.12
Granted	3,130,000	0.12	—
Warrants Converted to Common Stock Options	2,300,000	0.12	—
Expired/forfeited	—	—	—
Terminated for Repricing	(3,675,000)	0.16
Reissued for Repricing	3,675,000	0.12
Options outstanding at June 30, 2018	11,180,500	$0.20	7.02

Total stock option compensation for the six months ended June 30, 2018 and 2017 was $444,800 and $0, respectively. There is no unrecognized compensation expense associated with the options.

On May 30, 2018, the Board of Directors agreed to extend all outstanding management stock options and warrants (covering 5,975,000 shares) to a common expiration date of June 30, 2026 and adjust the exercise prices to $0.12. The warrants converted to common stock options and the options terminated and reissued for repricing were accounted for as modifications of the original instruments. The net effect of the change in the value of the repriced options and warrants was an increase in stock-based compensation expense of $100,500. As part of this transaction, the management warrants for 2,300,000 shares were converted to stock options.

The Company also issued new, immediately vesting, stock options with an exercise price of $0.12 and an expiration date of June 30, 2026, to Richard Davis for 1,300,000 shares; Hank Leibowitz for 500,000 shares; John Hofmann for 800,000 shares; Richard McKee for 500,000 shares and Michael McKee for 30,000 shares. The fair market value of these options was determined to be $0.11 per option, or $344,300, which was recognized as stock-based compensation expense of $344,300.

Note 8 - Notes Payable to Related Parties

Notes payable to related parties at December 31, 2017 consisted of notes payable to stockholders of $150,000 (issued in 2012). The notes had been due in one principal payment on September 30, 2017, but were extended to April 30, 2018, after extensions granted by the Note holders in the third quarter of 2017. Interest was payable semiannually at 10%. The notes were collateralized by all receivables existing pursuant to the license agreement with VDF FutureCeuticals, Inc. discussed in Notes 3 and 9. In 2017, the Company made payments totaling $250,000 toward the principal balance of the Notes. The notes were paid in full in January 2018.

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

On April 15, 2017, the Company entered into an assembly agreement with Liberty Plugins, Inc. (“Liberty”) to assemble Liberty’s Hydra electronic vehicle charging systems and ship completed Hydras to Liberty’s facility in Santa Barbara, California (the “Liberty Agreement”). Liberty has agreed to pay $1,000 for the first 10 Hydras assembled in a month, $750 per Hydra for the next 10 Hydras assembled per month and $500 per Hydra for each Hydra assembled above 20 per month. As of June 30, 2018, the Company has built and shipped 40 Hydras. Revenue of $6,000 for these products is reflected in the net revenue on the Company’s condensed consolidated statement of operations for the six months ended June 30, 2018.

On September 30, 2017, the Company converted the outstanding accounts receivable from Liberty, totaling $25,000, into a Promissory Note with 12% interest and a maturity date of January 31, 2018. On December 31, 2017, the Company converted an additional $9,000 from accounts receivable from Liberty to the principal balance of the Promissory Note and extended the maturity date of the Note to April 30, 2018. On May 1, 2018, the Company converted an additional $3,000 from accounts receivable from Liberty to the principal balance of the Promissory Note and extended the maturity date of the Note to June 30, 2018. The note was paid in full in June 2018, along with accrued interest in the amount of $371.

Note 10 - Related Party Transactions

Since July 2010, the accounting firm J.L. Hofmann & Associates, P.A. (“JLHPA”), whose principal is our CFO John L. Hofmann, has provided financial consulting and accounting services to the Company. In December 2017, J.L. Hofmann & Associates, P.A. merged with Kabat, Schertzer, De La Torre, Taraboulos & Co, LLC (“KSDT”). The Company paid $18,330 and $13,140 for KSDT’s and JLHPA’s services in the six months ended June 30, 2018 and 2017, respectively.

Note 11 – Subsequent Events

The Company’s management evaluated subsequent events through August 9, 2018, in connection with the preparation of the condensed consolidated financial statements, which is the date these financial statements were available to be issued. There are no subsequent events to report as of this date.

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

Accounting for Uncertainty in Income Taxes

The Company follows the provisions of ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our condensed consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2013, 2014, 2015 and 2016, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2018.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the condensed consolidated financial statements as general and administrative expense.

Revenue Recognition

Revenue from royalties and assembly services unrelated to the Company’s planned operations is recognized when the goods or services are transferred to the customer. Royalties are recognized as earned in the period the sales to which the royalties relate occur. Manufacturing assembly services are recognized as revenue when the assembled product is delivered to the customer. Revenues recognized under these agreements amount to 100% of total revenues for the six months ended June 30, 2018 and 2017.

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”). Based on the provisions of ASC 815-40, the Company classifies as equity any contracts that (i) require physical settlement or netshare settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All outstanding warrants as of June 30, 2018 and 2017 were classified as equity.

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

Results of Operations

Three Months Ended June 30, 2018 as Compared to Three Months Ended June 30, 2017

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. We had no revenues from sales in the second quarter of 2018 and 2017 – but we recorded $0 and $168,548 in Biotech IP licensing fees (based on pre-Merger contracts), respectively. Also, we generated $3,000 in revenue for assembly revenues under the Liberty Agreement in the second quarter of 2018. In both years, we had substantial expenses due to our ongoing research and development activities and efforts to commercialize our systems, as well as substantial administrative expenses associated with our status as a public company. Our research and development expenses increased by $442,689 in the second quarter of 2018 as compared to the second quarter of 2017, primarily because of the issuance of stock options. Our general and administrative expenses increased by $7,472 in the second quarter of 2018 as compared to 2017, primarily because of increased accounting and legal fees. Our net loss was $549,642 in the second quarter of 2018, as opposed to net income of $57,219 in the second quarter of 2017. This loss was due primarily to the expiration of our Biotech IP revenues in March 2018 and the issuance of stock options in the second quarter of 2018. Substantial net losses are expected until we are able to successfully commercialize and market our systems, as to which there can be no assurance. Any taxes that might result from net income for financial reporting purposes would be eliminated through use of a portion of the Company’s net operating loss carryforward.

Six Months Ended June 30, 2018 as Compared to Six Months Ended June 30, 2017

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. We had no revenues from sales in the first six months of 2018 and 2017 – but we recorded $159,094 and $339,799 in Biotech IP licensing fees (based on pre-Merger contracts), respectively. In both years, we had substantial expenses due to our ongoing research and development activities and efforts to commercialize our systems, as well as substantial administrative expenses associated with our status as a public company. Our research and development expenses increased by $430,324 (455.9%) in the first six months of 2018 as compared to 2017. This increase is primarily due to the stock options issued in the second quarter of 2018. Our general and administrative expenses increased by $19,423 (16.9%) in the first six months of 2018 as compared to 2017, due mainly to the increase in accounting and legal fees in 2018. Our net loss was $493,018 in the first six months of 2018, a reversal of the net income of $112,425 in the second quarter of 2017. This loss was due primarily to the expiration of our Biotech IP revenues in March 2018 and the issuance of stock options in the second quarter of 2018. Substantial net losses will continue until we are able to successfully commercialize and market our systems, as to which there can be no assurance. Any taxes that might result from net income for financial reporting purposes would be eliminated through use of a portion of the Company’s net operating loss carryforward.

Liquidity and Capital Resources

We have financed our operations since inception principally through the sale of debt and equity securities. Also, since 2012 we have received material amounts of Biotech IP licensing fees. As of June 30, 2018, we had working capital of $134,034 compared to working capital of $168,679 at December 31, 2017. Our decrease in working capital position is due primarily to the expiration of Biotech IP revenue in March 2018.

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework. Based on this evaluation, our management concluded that, as of June 30, 2018, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in internal control over financial reporting during the second quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

POWERVERDE, INC.

Dated: August 9, 2018	By: /s/ Richard H. Davis
Richard H. Davis
Chief Executive Officer

Dated: August 9, 2018	By: /s/ John L. Hofmann
John L. Hofmann
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE