Form 10-Q
period 2018-09-30
POWERVERDE, INC.
filed 2018-11-09
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 9, 2018, the issuer had 31,750,106 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PowerVerde, Inc. and Subsidiary Condensed Consolidated Balance Sheets September 30, 2018 (Unaudited) and December 31, 2017

	2018	2017
Assets
Current Assets:
Cash	$37,084	$1,336
Accounts receivable	10,304	369,959
Note receivable	—	34,000
Prepaid expenses	17,990	8,694
Total Current Assets	65,378	413,989

Property and Equipment
Property and equipment, net of accumulated depreciation of $106,327 and $99,418, respectively	1,313	8,222

Other Assets
Intellectual Property, net of accumulated amortization of $692,274 and $689,900	—	2,374
License, net of accumulated amortization of $23,322 and $15,822, respectively	76,678	84,178
Total Other Assets	76,678	86,552
Total Assets	$143,369	$508,763

Liabilities and Stockholders’ Deficiency
Current Liabilities
Accounts payable and accrued expenses	$3,211	$95,310
Note payable to related parties	—	150,000
Total Current Liabilities	3,211	245,310
Total Liabilities	3,211	245,310

Stockholders’ Deficiency
Preferred Stock:
50,000,000 preferred shares authorized, 0 preferred shares issued at September 30, 2018 and December 31, 2017	—	—
Common stock:
200,000,000 common shares authorized, par value $0.0001 per share, 40,300,106 common shares issued and 31,750,106 common shares outstanding at September 30, 2018 and December 31, 2017	3,981	3,981
Additional paid-in capital	12,609,980	12,129,331
Treasury stock, 8,550,000 shares at cost	(491,139)	(491,139)
Accumulated deficit	(11,982,664)	(11,378,720)
Total Stockholders’ Deficiency	140,158	263,453

Total Liabilities and Stockholders’ Deficiency	$143,369	$508,763

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary Condensed Consolidated Statements of Operations For the three and nine months ended September 30, 2018 and 2017 (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Revenue	$8,000	$133,686	$173,094	$473,485

Operating Expenses
Research and development	71,415	78,371	596,128	172,760
General and administrative	47,511	45,635	181,832	160,533
Total Operating Expenses	118,926	124,006	777,960	333,293

Income (Loss) from Operations	(110,926)	9,680	(604,866)	140,192

Other Income (Expenses)
Interest income	—	—	1,621	50
Interest expense	—	(5,589)	(699)	(23,726)
Total Other Income (Expense)	—	(5,589)	922	(23,676)

Income (Loss) before Income Taxes	(110,926)	4,090	(603,944)	116,516
Provision for Income Taxes	—	—	—	—

Net Income (Loss)	$(110,926)	$4,090	$(603,944)	$116,516

Net Income (Loss) per Share - Basic and Diluted	$0.00	$0.00	$0.02	$0.00

Weighted Average Common Shares Outstanding - Basic and Diluted	31,750,106	31,750,106	31,750,106	31,750,106

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary Condensed Consolidated Statements of Cash Flows For the nine months ended September 30, 2018 and 2017 (Unaudited)

	2018	2017
Cash Flows From Operating Activities
Net income (loss)	$(603,944)	$116,516
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,783	27,334
Stock based compensation	480,649	—
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	350,359	82,147
Accounts payable and accrued expenses	(92,099)	1,693
Note receivable	34,000	—

Cash Provided by Operating Activities	185,748	227,690

Cash Flows from Financing Activities
Principal payments on notes payable, related parties	(150,000)	(225,000)

Cash Used in Financing Activities	(150,000)	(225,000)

Net Increase in Cash	35,748	2,690

Cash at Beginning of Period	1,336	4,786

Cash at End of Period	$37,084	$7,476

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$699	$38,664
Supplemental Disclosure of Non-Cash Activities
Accounts receivable converted to note receivable	$—	$25,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2018

Note 1 – Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Annual Report of PowerVerde, Inc. (“PowerVerde,” “we,” “us,” “our,” or the “Company”) as of and for the year ended December 31, 2017. The results of operations for the three and nine months ended September 30, 2018, are not necessarily indicative of the results to be expected for the full year or for future periods. The condensed consolidated financial statements include the accounts of PowerVerde, Inc., formerly known as Vyrex Corporation (the “Company”), and PowerVerde Systems, Inc., formerly known as PowerVerde, Inc., its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

Note 2 – Going Concern

We have financed our operations since inception through the sale of debt and equity securities and through Biotech IP licensing revenues. As of September 30, 2018, we had working capital of $62,167 compared to working capital of $168,679 at December 31, 2017. This decrease in working capital is due primarily to the expiration of our Biotech IP licensing revenues in March 2018 and the repayment of long-term related party note payables.

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

Accounts Receivable

Accounts receivable consist of balances due for royalties (2017) and assembly services (2018). The Company monitors accounts receivable and provides allowances when considered necessary. At September 30, 2018, accounts receivable were considered to be fully collectible. Accordingly, no allowance for doubtful accounts was provided.

Note Receivable

Note receivable consisted of amounts due from a customer in connection with the assembly agreement dated April 15, 2017. The note was paid in full in June 2018, along with accrued interest in the amount of $371.

Revenue Recognition

Revenue from royalties and assembly services are unrelated to the Company’s planned operations. Royalties were recognized as earned in the period the sales to which the royalties relate occur. Manufacturing assembly services are recognized as revenue when the assembled product is delivered to the customer. Revenues recognized under these agreements amount to 100% of total revenues for the nine months ended September 30, 2018 and 2017.

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

Impairment of Long-Lived Assets

Impairment losses are recorded on long-lived assets (property, equipment, license and intellectual property) used in operations when impairment indicators are present and the undiscounted expected cash flows estimated to be generated by those assets are less than the carrying value of such assets. No impairment losses have been recognized during the nine months ended September 30, 2018 or 2017.

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

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company, or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All outstanding warrants as of December 31, 2017 and September 30, 2018 were classified as equity.

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

Research and Development Costs

The Company’s research and development costs are expensed in the period in which they are incurred. Such expenditures amounted to $596,128 and $172,760 for the nine months ended September 30, 2018 and 2017, respectively.

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

The two permitted transition methods under the new standard were the full retrospective method, in which the new standard would be applied to each prior reporting period presented and the cumulative effect of applying the new standard would be recognized at the earliest period shown, or the modified retrospective method, in which the cumulative effect of applying the new standard would be recognized at the date of initial application. Based on our assessment, the impact of the new standard on our revenue recognition in prior periods was not significant; accordingly, while the Company would have used the modified retrospective method of adoption of the new standard, there was no cumulative effect of adoption on January 1, 2018 retained earnings.

We have reviewed each of our current contracts for the related performance obligations and related revenue and expense recognition implications. A performance obligation under the new revenue standard is defined as a promise to provide a “distinct” good or service to a customer. The Company has determined that the assembly services is a performance obligation for which a transaction price has been established in the manufacturing agreement. The assembly of each unit stands on its own. Revenue related to assembly services is recognized as revenue when the assembled product is delivered to the customer. The Company has also determined that the performance obligation associated with our royalty revenues was the ongoing delivery of the license to which the royalties relate. Royalty revenues were recognized based on the contract royalty rate applied to licensee sales in the periods during which such sales occur.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which created a new Topic, ASC Topic 842 and established the core principle that a lessee should recognize the assets, representing rights-of-use, and liabilities to make lease payments that arise from leases. For leases with a term of 12 months or less, a lessee is permitted to make an election under which such assets and liabilities would not be recognized, and lease expense would be recognized generally on a straight-line basis over the lease term. This ASU is effective for public entities for interim and annual reporting periods beginning after December 15, 2018, and early application is permitted. The Company has evaluated the potential impact of this guidance and does not believe it will have a material impact on the Company’s financial statements.

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718).” ASU 2018-07 simplifies the accounting for nonemployee stock-based payment transactions. This ASU is effective for public entities for interim and annual reporting periods beginning after December 15, 2018, and early application is permitted. The Company has evaluated the potential impact of this guidance and does not believe it will have a material impact on the Company’s financial statements.

Note 5 – Intellectual Property and License Agreement

Intellectual Property partially consists of technology acquired from the purchase of 100% of the membership interests of Cornerstone Conservation Group LLC (“Cornerstone”) on March 30, 2012 for $659,440. Accumulated amortization with respect to this intellectual property was $659,440 at September 30, 2018 and December 31, 2017.

On June 30, 2015, the Company entered into an Assignment Agreement with VyrexIP Holdings Inc., a company owned by Company shareholder Edward Gomez, for the purchase of intellectual property. The net price of these assets was comprised of a down payment of $16,116 and a $58,436 promissory note to the seller due July 15, 2016, partially offset by assignment by the seller to the Company of a $38,000 promissory note due November 14, 2015, issued by the seller’s licensee Epalex Corporation, a company of which Mr. Gomez is chairman and a major stockholder. This note was paid in full in November 2015. Accumulated amortization with respect to this intellectual property was $32,834 and $30,460 at September 30, 2018 and December 31, 2017, respectively.

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

For the nine months ended September 30, 2018 and 2017, amortization expense was $9,874 and $16,638, respectively, and accumulated amortization of the intangible assets of intellectual property and license agreement was $715,596 at September 30, 2018.

Future amortization of the intangible assets was as follows as of September 30, 2018:

Year ending December 31:

2018	$2,500
2019	10,000
2020	10,000
Thereafter	54,178
Total	$76,678

Note 6 – Stockholders’ Deficiency

Warrants

A summary of warrants issued, exercised and expired during the nine months ended September 30, 2018 is as follows:

	Shares	Weighted Average Exercise Price	Intrinsic Value
Balance at December 31, 2017	3,675,000	$.15	$45,000
Issued	—	—	—
Cancelled (replaced with Common Stock Options)	(2,300,000)	$.15	—
Balance at September 30, 2018	1,375,000	$.14	$—

Note 7 – Stock Options

Stock option activity for the nine months ended September 30, 2018, is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2017	5,750,500	$0.31	4.12
Granted	3,130,000	0.12	—
Warrants cancelled and replaced with Common Stock Options	2,300,000	0.12	—
Cancelled for Repricing	(3,675,000)	0.16
Reissued for Repricing	3,675,000	0.12
Options outstanding at September 30, 2018	11,180,500	$0.20	7.02

Total stock-based compensation for the nine months ended September 30, 2018 and 2017 was $480,649 and $0, respectively. There is no unrecognized compensation expense associated with the options.

On May 30, 2018, the Board of Directors agreed to extend all outstanding management and non-employee stock options and warrants (covering 5,975,000 shares) to a common expiration date of June 30, 2026 and adjust the exercise prices to $0.12 (“adjusted terms”). The 2,300,000 warrants were cancelled and replaced with common stock options and the 3,675,000 options were terminated and reissued with the adjusted terms. These transactions were accounted for as modifications of the original instruments. The net effect of the change in the value of the repriced options and warrants was an incremental increase in stock-based compensation expense of $136,349.

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

On April 15, 2017, the Company entered into an assembly agreement with Liberty Plugins, Inc. (“Liberty”) to assemble Liberty’s Hydra electronic vehicle charging systems and ship completed Hydras to Liberty’s facility in Santa Barbara, California (the “Liberty Agreement”). Liberty has agreed to pay $1,000 for the first 10 Hydras assembled in a month, $750 per Hydra for the next 10 Hydras assembled per month and $500 per Hydra for each Hydra assembled above 20 per month. As of September 30, 2018, the Company has built and shipped 48 Hydras. Revenue of $14,000 for these products is reflected in the net revenue on the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2018.

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

Note 10 - Related Party Transactions

Since July 2010, the accounting firm J.L. Hofmann & Associates, P.A. (“JLHPA”), whose principal is our CFO John L. Hofmann, has provided financial consulting and accounting services to the Company. In December 2017, J.L. Hofmann & Associates, P.A. merged with Kabat, Schertzer, De La Torre, Taraboulos & Co, LLC (“KSDT”). The Company paid $28,380 and $20,720 for KSDT’s and JLHPA’s services in the nine months ended September 30, 2018 and 2017, respectively

Note 11 – Subsequent Events

The Company’s management evaluated subsequent events through November 9, 2018, in connection with the preparation of these condensed consolidated financial statements, which is the date these financial statements were available to be issued. There are no subsequent events to report as of this date.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our condensed consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2013, 2014, 2015 and 2016, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2018.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the condensed consolidated financial statements as general and administrative expense.

Revenue Recognition

Revenue from royalties and assembly services unrelated to the Company’s planned operations is recognized when the goods or services are transferred to the customer. Royalties are recognized as earned in the period the sales to which the royalties relate occur. Manufacturing assembly services are recognized as revenue when the assembled product is delivered to the customer. Revenues recognized under these agreements amount to 100% of total revenues for the nine months ended September 30, 2018 and 2017.

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”). Based on the provisions of ASC 815-40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All outstanding warrants as of September 30, 2018 and 2017 were classified as equity.

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

Results of Operations

Three Months Ended September 30, 2018 as Compared to Three Months Ended September 30, 2017

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. We had no revenues from sales in the third quarter of 2018 and 2017 – but we recorded $0 and $108,686 in Biotech IP licensing fees (based on pre-Merger contracts), respectively. Also, we generated $8,000 in assembly revenues under the Liberty Agreement in the third quarter of 2018 and $25,000 in the third quarter of 2017. In both years, we had substantial expenses due to our ongoing research and development activities and efforts to commercialize our systems, as well as substantial administrative expenses associated with our status as a public company. Our research and development expenses decreased by $6,956 in the third quarter of 2018 as compared to the third quarter of 2017, primarily because of decreased engineering and manufacturing expenses. Our general and administrative expenses increased by $1,876 in the third quarter of 2018 as compared to 2017, primarily because of increased accounting and legal fees. Our net loss was $110,926 in the third quarter of 2018, as opposed to net income of $4,090 in the third quarter of 2017. This loss was due primarily to the expiration of our Biotech IP revenues in March 2018 and the issuance of stock options in the second quarter of 2018. Substantial net losses are expected until we are able to successfully commercialize and market our systems, as to which there can be no assurance. Any taxes that might result from net income for financial reporting purposes would be eliminated through use of a portion of the Company’s net operating loss carryforward.

Nine Months Ended September 30, 2018 as Compared to Nine Months Ended September 30, 2017

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. We had no revenues from sales in the first nine months of 2018 and 2017 – but we recorded $159,094 and $448,485 in Biotech IP licensing fees (based on pre-Merger contracts), respectively. Also, we generated $14,000 and $25,000 in assembly revenues under the Liberty Agreement in the first nine months of 2018 and 2017, respectively. In both years, we had substantial expenses due to our ongoing research and development activities and efforts to commercialize our systems, as well as substantial administrative expenses associated with our status as a public company. Our research and development expenses increased by $423,368 (245.1%) in the first nine months of 2018 as compared to 2017. This increase is primarily due to the stock options issued in the second quarter of 2018. Our general and administrative expenses increased by $21,299 (13.3%) in the first nine months of 2018 as compared to 2017, due mainly to the increase in accounting and legal fees in 2018. Our net loss was $603,944 in the first nine months of 2018, a reversal of the net income of $116,516 in the third quarter of 2017. This loss was due primarily to the expiration of our Biotech IP revenues in March 2018 and the issuance of stock options in the second quarter of 2018. Substantial net losses will continue until we are able to successfully commercialize and market our systems, as to which there can be no assurance. Any taxes that might result from net income for financial reporting purposes would be eliminated through use of a portion of the Company’s net operating loss carryforward.

Liquidity and Capital Resources

We have financed our operations since inception principally through the sale of debt and equity securities. Also, since 2012 we have received material amounts of Biotech IP licensing fees. As of September 30, 2018, we had working capital of $62,168 compared to working capital of $168,679 at December 31, 2017. Our decrease in working capital position is due primarily to the expiration of Biotech IP revenue in March 2018.

Due to our substantially increased Biotech IP revenues in 2017, we were able in January 2018 to pay in full the $150,000 balance of our Notes payable to related parties and to begin 2018 with substantial working capital; however, our Biotech IP license agreement expired in March 2018 due to the expiration of our underlying patents. Consequently, we have no further material source of cash other than our final Biotech IP royalty payment for the first quarter of 2018, which we received in April 2018 in the amount of $159,094. We are seeking a new source of revenue by using our employee to provide part-time skilled manufacturing services to a third party; however, we expect this arrangement to generate no more than $2,000 per month.

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework. Based on this evaluation, our management concluded that, as of September 30, 2018, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in internal control over financial reporting during the third quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II OTHER INFORMATION

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

Dated: November 9, 2018	POWERVERDE, INC.

	By:	/s/ Richard H. Davis
Richard H. Davis
Chief Executive Officer

Dated: November 9, 2018	By:	/s/ John L. Hofmann
John L. Hofmann
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

