Form 10-K
period 2018-12-31
POWERVERDE, INC.
filed 2019-03-29
CIK 933972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

As of March 29, 2019, the number of outstanding shares of common stock, $0.0001 par value per share, of the registrant was 31,750,106.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PowerVerde, Inc.

Annual Report on Form 10-K

Year Ended December 31, 2018

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

As consideration for the Cornerstone acquisition, we issued (i) a total of 2,250,000 restricted shares of our common stock to Cornerstone’s members, Bryce Johnson (“Johnson”), Paul Kelly (“Kelly”) and Vincent Hils (“Hils”) in the amounts of 1,575,000, 337,500 and 337,500 shares, respectively, (ii) 10,000 restricted shares to a Cornerstone employee, and (iii) three year warrants to purchase 150,000 shares each to Johnson and Kelly at exercise prices of $2.00 and $4.00 per share. In November 2011, Johnson joined our Board of Directors, and in January 2012 we moved our operations to a facility in Scottsdale, Arizona, owned by Johnson. See “Item 2 Properties.” Johnson also became our chief operating officer in January 2012. Johnson resigned from his officer and director positions in March 2013. As a result of Johnson’s resignation, Management decided to impair the goodwill entirely as of December 31, 2012. We continue to operate our laboratory and test the Liberator within Mr. Johnson’s facility, where several infrastructure upgrades have been completed. There can be no assurance that our good relationship with Mr. Johnson regarding use of his facility will continue. See Item 2 “Properties.”

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

Our ORC system requires:

●	A heat source (solar, waste heat, geothermal or bio-mass);

●	An organic rankine cycle (ORC) or WSC style system to convert heat into pressure;

●	PowerVerde expander to convert the pressure into horsepower; and

●	A generator to convert the horsepower into electricity.

Our WSC system requires:

●	a pressure source such as gas wellhead;

●	a planetary expander: and

●	an off-the-shelf commodity boiler to create heated steam.

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

PowerVerde has responded to its difficulties in producing commercially viable systems by focusing on expanders for non-traditional sources such as high temperature/high pressure applications, including supercritical or near supercritical conditions. Within this field of interest PowerVerde designed and patented a unique wet steam cycle (WSC) process that uses steam instead of refrigerants but at conditions well beyond that offered by commercially available systems.

In late 2017, PowerVerde was introduced to a project funded by the Bill and Melinda Gates Foundation commonly referred to as the “Reinventing the Toilet Project”. The foundation is focused on global sanitation improvements. One of the foundation-supported projects, ongoing for the past six years, involves a technology being developed at Duke University. This technology consists mainly of a chemical reaction called supercritical water oxidation (SCWO). The concept requires a unique reactor or bioreactor that converts organic matter such as fecal sludge into pathogen-free water and mineral ash. This bioreactor, utilizing compressors and pumps, is energy intensive. However, the reaction itself is exothermic, meaning it gives off heat during the reaction. The caloric value (heat content) of the fecal sludge is the source of this heat release. If this heat release is captured and converted into electricity the bioreactor’s parasitic energy requirements may be offset or eliminated or may even result in net electricity produced. In the latter example the bioreactor, designed for processing municipal fecal sludge, becomes an electrical-generating machine producing free electricity as a byproduct.

After a highly competitive global search, as we announced in April 2018, PowerVerde was selected by Duke to develop the residual heat-to-power system to work in conjunction with the bioreactor. We have begun the engineering and design process. Our selection was likely influenced by our focus on high temperature and pressure expanders and consistent with our WSC design. We believe that developing applications for the underserved high temperature/pressure market is our best pathway to profitability. We believe the SCWO application is an excellent fit for our new product goal of providing expanders and systems capable of operating at elevated operating conditions where competition is limited.

To maintain our focus of designing small energy systems, typically under 500 kilowatts and usually utilizing non-turbine expanders, we have made a decision to transition into a specialty engineering company. Our focus is now directed on applications where our ability to design and operate at elevated conditions gives us a substantial competitive edge. We believe that price points are less important when necessity meets reality, or where resources and options are scarce. As such PowerVerde has partnered with 374Water, a newly formed for-profit corporation, spun out of Duke University, hoping to revolutionize the way municipal fecal sludge is processed. 374 Celsius is the temperature at which water becomes supercritical, hence the name 374Water. In its supercritical state water becomes a dense gas. PowerVerde is currently designing expanders capable of working at near supercritical conditions involving high temperature and pressure for this project. We have agreed in principle with 374Water on an initial budget of approximately $500,000 for the first stage of this collaboration. 374Water is currently seeking to raise private equity capital. We expect to receive an approximately $500,000 purchase order after 374Water’s financing is complete, which we believe will occur in the second quarter of 2019; however, there can be no assurance that 374Water will be able to raise the funds it needs, that 374Water will issue the expected purchase order upon completion of the financing, or that 374Water will be successful in its business. If we do not receive the 374Water order as expected, our business and financial condition will be materially adversely affected, as we do not have any alternatives for generating material revenues in the near future.

Our main source of funding, the Biotech IP license contract, expired in March 2018. We received our final installment of Biotech IP revenue in the second quarter of 2018, based on royalties accrued in the first quarter of 2018 in the amount of $159,094. Going forward, unless and until we are able to successfully commercialize our Systems and generate positive cash flow from operations, through the 374Water project or otherwise, we will have to rely on privately-raised equity and/or debt capital to fund our operations. There can be no assurance that we will be able to raise the necessary capital on commercially reasonable terms. If we are unable to do so, we will have to cease operations.

Employees

We currently have one full-time employee: Mark Prinz based in Scottsdale, Arizona. Mr. Prinz was hired in 2011. Our chief engineer, Hank Leibowitz, was hired pursuant to a part-time consulting agreement in October 2012. Mr. Leibowitz has been designated our chief design engineer.

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

Government Regulations and Incentives

Regulatory proposals to limit greenhouse gases remain under consideration, particularly in Europe. One such measure would be a carbon tax placed on fuels in proportion to their carbon content. Another would be a tax on oil. Yet another would be a “cap and trade” system. All of these would drive up the price of electricity from fossil fuel sources, yet have no impact on carbon-free renewable sources such as those offered by us; however, due to economic conditions in the United States and Europe and strong political opposition, in particular from the current US presidential administration, there can be no assurance that any of these measures will be implemented.

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

We will need to raise promptly substantial additional funds. Without such additional funds, we may have to cease operations. We will require substantial additional funding for our contemplated research and development activities, commercialization of our products and ordinary operating expenses. Adequate funds for these purposes may not be available when needed or on terms acceptable to us. Insufficient funds may require us to delay or scale back our activities or to cease operations. Our sole source of material revenues has been Biotech IP licensing fees. Our license agreement expired in March 2018, when the underlying patents expired, and our final royalty payment, for royalties accrued in the first quarter of 2018, was received in the second quarter of 2018.

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

Our products are energy-efficient electric generators which compete primarily with conventional fossil fuel-generated electricity produced and delivered by conventional utility companies. The significant decreases in the prices of oil and natural gas in recent years have materially adversely affected our competitive position. If sustained, these lower fossil fuel prices and the corresponding lower cost of fossil fuel-generated electricity could materially adversely affect our business.

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

We do not own any real property. On January 1, 2012 our Board of Directors moved our operations to a 5,000 foot facility owned by our then-director and chief operating officer Bryce Johnson (who resigned in March 2013), located at 7595 E. Gray Rd., Scottsdale, Arizona. We believe that this facility will be adequate to satisfy our needs for at least the next year. From March 2012 to June 2013, we used the facility for a fee of $700 per month, which covered overhead costs. Since July 2013, this fee has not been charged. We believe that our relationship with Mr. Johnson, who remains a major PowerVerde shareholder, is good, and we believe that this good relationship will continue and allow us to use the facility on current terms for at least the next year; however, there can be no assurance that this will be the case as we do not have a signed lease.

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

Period Beginning	Period Ending	High	Low
January 1, 2017	March 31, 2017	$0.20	$0.01
April 1, 2017	June 30, 2017	$0.11	$0.05
July 1, 2017	September 30, 2017	$0.14	$0.09
October 1, 2017	December 31, 2017	$0.15	$0.08
January 1, 2018	March 31, 2018	$0.18	$0.07
April 1, 2018	June 30, 2018	$0.15	$0.11
July 1, 2018	September 30, 2018	$0.14	$0.11
October 1, 2018	December 31, 2018	$0.11	$0.01
January 1, 2019	March 27, 2019	$0.94	$0.05

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

In January 2019, we issued Series B Convertible Promissory Notes in the principal amount of $290,000 to stockholders in connection with a loan in the same amount. The notes are to be paid in one principal payment, along with any unpaid interest, by December 31, 2021. Interest is payable semiannually at 10%. The notes are convertible into common stock at a price of $.20 per share through December 31, 2019, $.30 per share from January 1, 2020, through December 31, 2020, and $.40 per share thereafter.

Issuer Purchases of Equity Securities

During the years ended December 31, 2018, and 2017, there were no equity securities repurchases by the Company.

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

Revenue Recognition

Revenue from royalties and assembly services are unrelated to our planned operations. Royalties are recognized as earned in the period the sales to which the royalties relate occur. Manufacturing assembly services are recognized as revenue when the assembled product is delivered to the customer. Revenues recognized under these agreements amount to 100% of total revenues for the years ended December 31, 2018 and 2017.

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All outstanding warrants as of December 31, 2018 and 2017, were classified as equity.

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

Results of Operations

Years ended December 31, 2018 and 2017

During 2018, we continued to focus on upgrading the durability and continued operations capability of our waste heat systems. We had no revenues in 2018 other than $159,094 in Biotech IP licensing fees, a 80.6% decrease from $818,443 in licensing income for 2017, and $31,000 for part-time skilled manufacturing services provided by our employee to a third party, a slight decrease from the $34,000 we received for such services in 2017. The decreased revenue in 2018 was primarily due to the termination of our Biotech IP licensing revenues in the first quarter of 2018. Our research and development expenses increased by $420,118 (199.5%) in 2018 as compared to 2017, and our general and administrative expenses increased by $28,861 (13.7%). The increase in expenses was primarily due to the increase in stock option issuances for services as well as our product development efforts relating to the Duke/374Water Project. Substantial net losses will continue until we are able to successfully commercialize and market our products, as to which there can be no assurance.

Liquidity and Capital Resources

We have financed our operations since inception principally through the sale of debt and equity securities. Also, since 2012 we have received material amounts of Biotech IP licensing fees. As of December 31, 2018, we had a working capital deficit of $9,788 as compared to working capital of $168,859 as of December 31, 2017. Our negative working capital position is due primarily to the termination of our Biotech IP revenue in March 2018.

Our Biotech IP license agreement expired in March 2018 due to the expiration of our underlying patents. Consequently, we have no further material source of revenues. We are generating some revenue by using our employee to provide part-time skilled manufacturing services to a third party; however, we expect this arrangement to generate no more than $5,000 per month. This arrangement generated revenues of $31,000 in 2018 and $34,000 in 2017. We expect to generate substantial revenue from the 374Water/Duke project in 2019 if we receive the expected purchase order; however, there can be no assurance that we will receive the purchase order.

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

Our chief executive officer and chief financial officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992). Based on this evaluation, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in internal control over financial reporting during the fourth quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

All of the Advisory Board Members are PowerVerde shareholders.

Compliance with Section 16(a) of the Securities and Exchange Act of 1934

Under the securities laws of the United States, our directors, executive officers and any persons holding more than 10% of the Company’s common stock are required to report their initial ownership of the Company’s common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to identify in this Report those persons who failed to timely file these reports. All of the filing requirements were satisfied in 2018. In making this disclosure, we have relied solely on written representations of our directors and executive officers and copies of the reports that have been filed with the Commission.

Code of Ethics

We have not adopted a code of ethics for our management because of the costs involved and our lack of resources and limited operations.

ITEM 11.	EXECUTIVE COMPENSATION.

Through March 2019, we have not paid any cash compensation to officers or directors in such capacity. Since becoming PowerVerde officers, Messrs Davis and Hofmann have received as compensation only grants of options and warrants.

Employment Agreements

Effective June 15, 2011, we entered into an employment agreement with Mark P. Prinz, pursuant to which Mr. Prinz serves as a Project Engineer. Pursuant to this agreement, we paid Mr. Prinz a salary of $11,250 per month through June 2013. Based on an amendment effective July 1, 2013, his salary has been $7,500 per month since then. This agreement is terminable by either party without cause upon 30 days’ prior written notice. In connection with this employment agreement, we granted Mr. Prinz (i) a 10-year option to purchase 100,000 shares of our common stock at a price of $1.23 per share (the market price on the date of grant); and (ii) a 10-year option to purchase 100,000 shares of our common stock at a price of $2.00 per share. In each case, one-fourth of the option shares, i.e., 25,000 shares, vested as of the date of the employment agreement, and the balance vested in equal installments every six months thereafter until fully vested, provided that Mr. Prinz was still employed by us at the time and subject to PowerVerde achieving certain operational targets. Additionally, in connection with this employment agreement, Mr. Prinz assigned certain intellectual property rights to the Company. The employment agreement contains standard confidentiality provisions, as well as standard non-competition and non-solicitation provisions which survive for two years following termination of employment.

On October 25, 2012, we entered into a consulting agreement with Hank Leibowitz, the principal of Waste Heat Solutions, LLC and an expert with 39 years experience in the field of advanced energy systems. Pursuant to this consulting agreement, which is terminable by either party on 30 days’ notice, we pay to Mr. Leibowitz’s company, Waste Heat Solutions LLC (“WHS”), $7,500 per month. In connection with this consulting agreement, we issued to (i) a fully vested 10-year option to purchase 500,000 shares of common stock at $.56 per share and (ii) a 10-year option, vesting six months from the contract date, i.e., on April 25, 2013, to purchase an additional 500,000 shares at $.56 per share. This consulting agreement contains standard confidentiality provisions, as well as standard non-competition and non-soliciting provisions which survive for two years following termination of the consultancy.

May 2018 Option Issuance

On May 30, 2018, our Board of Directors agreed to extend all outstanding management and non-employee stock options and warrants (covering 5,975,000 shares) to a common expiration date of June 30, 2026 and adjust the exercise prices to $0.12. The 2,300,000 warrants were cancelled and the 3,675,000 options were terminated and reissued with the adjusted terms. The reissued options included options held by Mr. Davis (2,400,000 shares), Mr. Hofmann (1,200,000 shares) and WHS (1,000,000 shares).

On May 30, 2018, the Company also issued new, immediately vested stock options with an exercise price of $0.12 and an expiration date of June 30, 2026, to: Mr. Davis for 1,300,000 shares; WHS for 500,000 shares; and Mr. Hofmann for 800,000 shares.

We may also issue to our officers and directors further stock options on terms and conditions to be determined by our Board of Directors or designated committee.

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

The following table sets forth certain information as of March 29, 2019, regarding the beneficial ownership of our common stock by (i) each of our directors and “named executive officers”; and (ii) all of our executive officers and directors as a group. To our knowledge, no other person beneficially owns more than 5% of our common stock. As of March 29, 2019, we had 31,750,106 shares outstanding.

Name and Address of Beneficial Owner	Shares Owned	Percent of Class
George Konrad[1]	4,027,408	12.68%
21615 N Second Avenue
Phoenix, AZ 85027

Bryce Johnson[2]	2,758,333	8.69%
7595 E. Gray Road
Scottsdale, Arizona 85266

Fred Barker[3]	1,695,990	5.34%
21615 N Second Avenue
Phoenix, AZ 85027

Officers and Directors
Richard H. Davis[4]	4,103,033	12.92%
8365 SW 168 Terrace
Palmetto Bay, FL l33157

John L. Hofmann[5]	2,000,000	6.30%
9300 S. Dadeland Blvd, Ste 600
Miami, FL 33156

All Directors and Executive Officers as a group (persons)[6]	6,103,033	19.22%

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

4 Mr. Davis’ shares include: 3,700,000 shares represented by currently exercisable options, 114,033 shares owned by Mr. Davis’ wife, as to which he disclaims beneficial ownership, and 10,000 shares owned by Darby Shore Management, Inc., a Florida corporation (“Darby”), for which Mr. Davis is an officer, director and 25% shareholder. Mr. Davis may be deemed to have voting and investment power over these shares held by Darby.

5 All of these shares are represented by currently exercisable options.

6 Includes 5,700,000 shares represented by currently exercisable options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

See Item 11. “Executive Compensation.”

Mr. Barker resigned from his positions as an officer and director of the Company in January 2015.

Since July 2010, Mr. Hofmann’s accounting firms, JLHPA and KSDT have provided financial consulting and accounting services to PowerVerde. We paid $37,280 and $28,215 in the years ended December 31, 2018 and 2017, respectively.

We do not have any independent directors, as our sole director Mr. Davis is an officer. We intend to seek qualified independent directors to serve on our Board of Directors by the end of 2019.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Cherry Bekaert LLP, Certified Public Accountants (“CB”) was designated by our Board of Directors to audit the consolidated financial statements of our company for the fiscal years ended December 31, 2018 and 2017. The following table summarizes the aggregate fees billed and expected to be billed to us by CB for the fiscal years ended December 31, 2018 and 2017, respectively:

Principal Accountant Fees and Service

	2018	2017
Audit Fees	$52,500	$52,500

Total	$52,500	$52,500

Audit Fees

The aggregate fees billed and expected to be billed by CB for professional services rendered for the fiscal years ended 2018 and 2017, respectively, including fees associated with the annual audit, the reviews of the consolidated financial statements included in our Forms 10-K, the reviews of the quarterly reports on Form 10-Q, fees related to filings with the Securities and Exchange Commission and consultations on accounting issues and the application on new accounting pronouncements were approximately $52,500 for both 2018 and 2017.

Tax Fees

The aggregate fees billed or expected to be billed by JLHPA and KSDT for tax compliance, tax advice and tax planning rendered to the Company for each of the fiscal years ended December 31, 2018 and 2017 were approximately $2,000.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

See Exhibit Index and Financial Statements Index, below.

PowerVerde, Inc.
Annual Report on Form 10-K
Year Ended December 31, 2018

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Vyrex Corporation as filed with the Delaware Secretary of State on September 8, 2005. [1]

3.2	Bylaws of Vyrex Corporation, dated as of September 9, 2005. [1]

3.3	Amended and Restated Certificate of Incorporation of Vyrex Corporation as filed with the Delaware Secretary of State on August 14, 2008. [2]

10.1	Agreement and Plan of Merger, dated as of February 11, 2008 by and among Vyrex Corporation, Vyrex Acquisition Corporation and PowerVerde, Inc. [3]

10.4	Intellectual Property Transfer Agreement dated as of March 4, 2009, between PowerVerde, Inc. and Edward C. Gomez. [6]

10.9	Agreement dated April 7, 2011, between PowerVerde, Inc. and George Konrad. [8]

10.10	Employment Agreement dated April 7, 2011, between PowerVerde, Inc. and George Konrad. [8]

10.11	Employment Agreement dated as of June 15, 2011, between PowerVerde, Inc. and Mark P. Prinz [16]

10.14	Amendment to Agreement dated August 19, 2011, between PowerVerde, Inc. and George Konrad.[16]

10.16	Binding Letter of Intent for Acquisition dated November 1, 2011, between PowerVerde, Inc., Bryce Johnson, Paul Kelly and Vince Hils. 10,

10.18	Membership Interest Purchase Agreement between PowerVerde, Inc., Bryce Johnson, Paul Kelly and Vince Hils dated March 30, 2012. [12]

10.19	Agreement dated October 16, 2012, among PowerVerde, Inc., George Konrad and Arizona Research and Development Inc. [13]

10.20	Consulting Agreement between the Company and Waste Heat Solutions LLC dated October 25, 2012. [14]

10.21	Form of Series A Secured Promissory Note dated December 2012. [14]

10.22	Security Agreement between PowerVerde Inc. and Series A Note holders dated December 31, 2012. [14]

10.23	Amendment to the Settlement Agreement between the Company and George Konrad dated February 7, 2014. [15]

10.24	Assignment of Intellectual Property Agreement between the Company and Vyrex IP Holdings Inc. dated June 30, 2015. [17]

10.25	Form of Series B Convertible Promissory Note, dated January 2019.

21.1	Subsidiaries of the Company. [1]

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002. *

*       Filed herewith.

[1]	Previously filed on Form 8-K filed with the SEC on October 21, 2005.

[2]	Previously filed on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 19, 2008.

[3]	Previously filed on Form 8-K with the SEC on February 12, 2008. Nonmaterial schedules and exhibits identified in the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-B. The Company agrees to furnish supplementally to the SEC upon request by the SEC a copy of any omitted schedule(s) or exhibit(s).

[4]	Previously filed on Form 10-K for the year ended December 31, 2008, as filed with the SEC on April 15, 2009.

[5]	Previously filed on Form 10-Q for the quarter ended September 30, 2009, as filed with the SEC on November 17, 2009.

[6]	Previously filed on Form 10-K for the year ended December 31, 2008, as filed with the SEC on April 15, 2009.

[7]	Previously filed on Form 8-K filed with the SEC on February 4, 2011.

[8]	Previously filed on Form 10-K for the year ended December 31, 2010, as filed with the SEC on April 7, 2011.

[9]	Previously filed on Form 8-K filed with the SEC on September 30, 2011

[10]	Previously filed on Form 8-K filed with the SEC on November 7, 2011

[11]	Previously filed on Form 8-K filed with the SEC on February 9, 2012.

[12]	Previously filed on Form 8-K filed with the SEC on April 5, 2012.

[13]	Previously filed on Form 8-K filed with the SEC on October 22, 2012.

[14]	Previously filed on Form 10-K for the year ended December 31, 2012, as filed with the SEC on May 16, 2013.

[15]	Previously filed on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 16, 2015.

[16]	Previously filed on Form 10-Q for the quarter ended June 30, 2011, as filed with the SEC on August 22, 2011.

[17]	Previously filed on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 30, 2016.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERVERDE, INC.

Dated: March 29, 2019	by:	/s/ Richard H. Davis
Richard H. Davis
CEO and Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Richard H. Davis.	Chief Executive Officer, Director	March 29, 2019

/S/ John L. Hofmann	Chief Financial Officer	March 29, 2019

PowerVerde, Inc. and Subsidiary

Annual Report on Form 10-K

Year Ended December 31, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

PowerVerde, Inc. and Subsidiary

Coral Gables, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PowerVerde, Inc. and subsidiary (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has historically incurred net losses and negative operating cash flows and its principal source of revenue related to a license that expired in March 2018. As of December 31, 2018, the Company had an accumulated deficit of $12,057,798. These factors, and others discussed in Note 2, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cherry Bekaert LLP

Fort Lauderdale, Florida

March 29, 2019

PowerVerde, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$8,482	$1,336
Accounts receivable	10,000	369,959
Note receivable	—	34,000
Prepaid expenses	10,866	8,694
Total Current Assets	29,348	413,989

Property and Equipment
Property and equipment, net of accumulated depreciation of $107,007 and $99,418, respectively	633	8,222

Other Assets
Intellectual property, net of accumulated amortization of $692,274 and $689,900, respectively	—	2,374
License, net of accumulated amortization of $25,822 and $15,822, respectively	74,178	84,178
Total Other Assets	74,178	86,552
Total Assets	$104,160	$508,763

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$39,136	$95,310
Notes payable to related parties	—	150,000
Total Current Liabilities	39,136	245,310

Total Liabilities	39,136	245,310

Stockholders’ Equity
Preferred stock:
50,000,000 shares authorized, 0 shares issued at December 31, 2018 and 2017
Common stock:
200,000,000 common shares authorized, par value $0.0001 per share, 40,300,106 common shares issued and 31,750,106 shares outstanding at December 31, 2018 and December 31, 2017, respectively	3,981	3,981
Additional paid-in capital	12,609,980	12,129,331
Treasury stock, 8,550,000 shares at cost	(491,139)	(491,139)
Accumulated deficit	(12,057,798)	(11,378,720)

Total Stockholders’ Equity	65,024	263,453

Total Liabilities and Stockholders’ Equity	$104,160	$508,763

The accompanying notes are an integral part of these consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Consolidated Statements of Operations

For the years ended December 31, 2018 and 2017

	2018	2017
Revenue, Net	$190,094	$852,443

Operating Expenses
Research and development	630,742	210,624
General and administrative	239,352	210,491
Total Operating Expenses	870,094	421,115

(Loss) Income from Operations	(680,000)	431,328

Other Income (Expenses)
Interest income	1,621	806
Interest expense	(699)	(27,781)
Total Other Income (Expenses)	922	(26,975)

(Loss) Income before Income Taxes	(679,078)	404,353
Provision for Income Taxes	—	—

Net (Loss) Income	$(679,078)	$404,353

Net (Loss) Income per Share - Basic and Diluted	$(0.02)	$0.01
Weighted Average Common Shares Outstanding - Basic and Diluted	31,750,106	31,750,106

The accompanying notes are an integral part of these consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ EQUITY (deficIT)

For the years ended December 31, 2018 and 2017

	Common Shares	Common Stock	Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balances, December 31, 2016	31,750,106	$3,981	$12,129,331	$(491,139)	$(11,783,073)	$(140,900)
Net income	—	—	—	—	404,353	404,353
Balances, December 31, 2017	31,750,106	$3,981	$12,129,331	$(491,139)	$(11,378,720)	$263,453
Stock-based compensation	—	—	480,649	—	—	480,649
Net loss	—	—	—	—	(679,078)	(679,078)
Balances, December 31, 2018	31,750,106	$3,981	$12,609,980	$(491,139)	$(12,057,798)	$65,024

The accompanying notes are an integral part of these consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the years ended December 31, 2018 and 2017

	2018	2017
Cash Flows from Operating Activities
Net (loss) income	$(679,078)	$404,353
Adjustments to reconcile net income ( loss) to net cash used in operating activities:
Depreciation and amortization	19,963	36,446
Stock based compensation	480,649	—
Changes in operating assets and liabilities
Accounts receivable and prepaid expenses	357,030	(184,730)
Interest receivable	756	(756)
Accounts payable and accrued expenses	(56,174)	16,237
Note receivable	34,000	—

Cash Provided by Operating Activities	157,146	271,550

Cash Flows from Financing Activities
Principal payments on notes payable, related parties	(150,000)	(275,000)

Cash (Used in) Financing Activities	(150,000)	(275,000)

Net (Decrease) in Cash and Cash Equivalents	7,146	(3,450)
Cash and cash equivalents at Beginning of Period	1,336	4,786
Cash and cash equivalents at End of Period	$8,482	$1,336

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$699	$48,235

Supplemental Schedule of Non-Cash Activities

Note receivable in connection with Liberty accounts receivable	$3,000	$34,000

The accompanying notes are an integral part of these consolidated financial statements.

PowerVerde, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business

PowerVerde, Inc. (the “Company”) is a “C” Corporation organized under the Laws of Delaware with operations in Scottsdale, Arizona. The Company’s two founders, now its largest shareholders, have conceived and developed the use of a power systems patent. For several years, the Company has been undertaking research and development on a power generating system based on the patent and related intellectual property, which it hopes to commercialize.

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring operating losses (other than in 2017) and negative cashflows from operations. Additionally, 84% and 96% of the Company’s 2018 and 2017 revenues, respectively, result from royalties related to a license that expired in March 2018, so such revenues will not recur beyond that date, and the Company currently has limited additional sources of revenues for the foreseeable future. The Company has historically relied upon unrelated and related party debt and equity financing to fund its cash flow shortages and will require either additional debt or equity financing to sustain its operations. The Company had a net loss of $679,078 in 2018 because the royalties under its biotech licensing agreement expired in March 2018. Those factors create substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Nature of Business

The Company is devoting substantially all of its present efforts to establish a new business involving the development and commercialization of clean energy electric power generation systems, and none of its planned principal operations have commenced. However, royalties from licenses unrelated to planned principal operations were recognized as revenue through March 2018. No revenues from this planned principal operation have been generated.

Cash Equivalents

The Company considers primarily all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable consist of balances due for royalties (2017) and assembly services (2018). The Company monitors accounts receivable and provides allowances when considered necessary. At December 31, 2018 and 2017, accounts receivable were considered to be fully collectible. Accordingly, no allowance for doubtful accounts was provided.

Note Receivable

Note receivable consisted of amounts due from a customer in connection with the assembly agreement dated April 15, 2017. The note was paid in full in June 2018, along with accrued interest in the amount of $371.

Revenue Recognition

Revenue from royalties and assembly services are unrelated to the Company’s planned operations. Royalties were recognized as earned in the period the sales to which the royalties relate occurred. Manufacturing assembly services are recognized as revenue when the assembled product is delivered to the customer. Revenues recognized under these agreements amount to 100% of total revenues for the years ended December 31, 2018 and 2017.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Expenditures for major betterments and additions are capitalized, while replacement, maintenance and repairs, which do not extend the lives of the respective assets, are expensed as incurred. Depreciation of property and equipment were $7,589 and $14,262 for the years ended December 31, 2018 and 2017, respectively.

Impairment of Long-Lived Assets

Impairment losses are recorded on long-lived assets (property, equipment, license and intellectual property) used in operations when impairment indicators are present and the undiscounted expected cash flows estimated to be generated by those assets are less than the carrying value of such assets. No impairment losses have been recognized during the years ended December 31, 2018 or 2017.

Stock-based compensation

The Company has accounted for stock-based compensation under the provisions of Accounting Standards Codification (“ASC”) Topic 718 – “Stock Compensation” which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (stock options and common stock purchase warrants). The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on historical volatility of peer companies and other factors estimated over the expected term of the stock options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company, or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All outstanding warrants as of December 31, 2018 and 2017 were classified as equity.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2015, 2016, 2017 and 2018, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2018.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we received an assessment for interest and/or penalties, it has been classified in the consolidated financial statements as general and administrative expense.

Research and Development Costs

The Company’s research and development costs are expensed in the period in which they are incurred. Such expenditures amounted to $630,742 and $210,624 for the years ended December 31, 2018 and 2017, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share is computed in accordance with ASC Topic 260, “Earnings per Share”. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Certain common stock equivalents were not included in the earnings (loss) per share calculation as their effect would be anti-dilutive. Warrants exercisable for 975,000 shares and options for 11,180,500 shares were excluded from weighted average common shares outstanding on a diluted basis.

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

Note 4 – Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”). Topic 606 supersedes the revenue recognition requirements in ASU Topic 605, Revenue Recognition (“Topic 605”), and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the considerations to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 also includes Subtopic 340-40, Other Assets and Deferred Costs- Contracts with Customers, which discussed the deferral of incremental costs of obtaining a contract with a customer, including the period of amortization of such costs. The new standard was adopted by the Company in our fiscal year beginning January 1, 2018.

The two permitted transition methods under the new standard were the full retrospective method, in which the new standard would be applied to each prior reporting period presented, and the cumulative effect of applying the new standard would be recognized at the earliest period shown, or the modified retrospective method, in which the cumulative effect of applying the new standard would be recognized at the date of initial application. Based on our assessment, the impact of the new standard on our revenue recognition in prior periods was not significant; accordingly, while the Company would have used the modified retrospective method of adoption of the new standard, there was no cumulative effect of adoption on January 1, 2018 retained earnings.

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

In February 2016, the FASB issued ASU 2016-02, “Leases,” which created a new Topic, ASC Topic 842 and established the core principle that a lessee should recognize the assets, representing rights-of-use, and liabilities to make lease payments that arise from leases. For leases with a term of 12 months or less, a lessee is permitted to make an election under which such assets and liabilities would not be recognized, and lease expense would be recognized generally on a straight-line basis over the lease term. This ASU is effective for public entities for interim and annual reporting periods beginning after December 15, 2018, and early application is permitted. The Company has evaluated the potential impact of this guidance and does not believe it will have a material impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718).” ASU 2018-07 simplifies the accounting for nonemployee stock-based payment transactions. This ASU is effective for public entities for interim and annual reporting periods beginning after December 15, 2018, and early application is permitted. The Company has evaluated the potential impact of this guidance and does not believe it will have a material impact on the Company’s consolidated financial statements.

Note 5 – Intellectual Property

Intellectual Property partially consists of technology acquired from the purchase of 100% of the membership interests of Cornerstone Conservation Group LLC (“Cornerstone”) on March 30, 2012 for $659,440. Accumulated amortization with respect to this intellectual property was $659,440 at December 31, 2018 and 2017.

On June 30, 2015, the Company entered into an Assignment Agreement with VyrexIP Holdings Inc., a company owned by Company shareholder Edward Gomez for the purchase of intellectual property. The net price of these assets was comprised of a down payment of $16,116 and a $58,436 promissory note to the seller due July 15, 2016, partially offset by assignment by the seller to the Company of a $38,000 promissory note due November 14, 2015, issued by the seller’s licensee Epalex Corporation, a company in which Mr. Gomez is chairman and a major stockholder. This note was paid in full in November 2015.

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

For the years ended December 31, 2018 and 2017, amortization expense was $12,374 and $22,184 respectively, and accumulated amortization of all intangible assets was $718,096 and $705,722 at December 31, 2018 and 2017, respectively.

Future amortization of the intangible assets was as follows as of December 31, 2018:

Year ending December 31:
2019	$10,000
2020	10,000
2021	10,000
Thereafter	44,178
Total	$74,178

Note 6 – Stockholders’ Equity (Deficit)

Warrants

During March 2013, the Company issued its Chief Executive Officer and Chief Financial Officer five –year warrants to purchase common stock at an exercise price of $0.30 per share (market price on date of grant) in the amounts of 1,000,000 and 500,000 shares, respectively. The Company recognized $210,000 in compensation expense. As of December 31, 2015, all of these warrants were outstanding. In October 2015, these warrants were repriced and extended with an exercise price of $0.15 and a new expiration date of October 26, 2022 in connection with a general repricing and extension of the Company options and warrants as set forth below in this Note 6. During 2018, these warrants were converted to stock options.

On December 1, 2013, the Company issued additional three-year warrants to purchase 400,000 unregistered shares of the Company’s common stock at an exercise price equal to $0.21 per share (the average closing price of the common stock during the 10 trading days prior to December 1, 2013). This was in association with the Secured Promissory Note (See Note 8). In December 2015, the expiration date of these warrants was extended to December 31, 2018. As of December 31, 2018, all of these warrants had expired.

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

During September 2015, the Company issued five-year warrants to a stockholder for the purchase 25,000 shares of common stock at an exercise price of $.12 per share as additional consideration for a $25,000 loan. These warrants expire in September 2020. As of December 31, 2018, all of these warrants were outstanding.

During June 2016, the Company issued warrants to a stockholder for the purchase of 900,000 shares of common stock at an exercise price of $0.11 per share in consideration for the Company utilizing his facility space from January 2013 to December 2015. These warrants expire in June 2021. As of December 31, 2018, all of these warrants were outstanding.

In July 2016, a warrant for the purchase of 25,000 shares of common stock at an exercise price of $.19 per share was issued to a stockholder as additional consideration for a $25,000 loan. These warrants expire in July 2021. As of December 31, 2018, all of these warrants were outstanding.

In October 2016, another warrant for the purchase of 25,000 shares of common stock was issued to the same stockholder at an exercise price of $.15 per share as additional consideration for extending the maturity of the $25,000 loan for an additional 90 days. These warrants expire in October 2021. As of December 31, 2018, all of these warrants were outstanding.

A summary of warrants issued, exercised and expired during the year ending December 31, 2018 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2017	3,675,000	$.15	$45,000
Issued	—	—	—
Cancelled (replaced with Common Stock Options)	(2,300,000)	$.15
Expired	(400,000)	$.22	—
Balance at December 31, 2018	975,000	$0.11	$45,000

Note 7 – Stock Options

Stock option activity for the year ended December 31, 2018, is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2017	5,750,000	$0.31	4.12
Granted	3,130,000	0.12	—
Warrants cancelled and replaced with Common Stock Options	2,300,000	0.12	—
Cancelled for Repricing	(3,675,000)	0.16	—
Reissued for Repricing	3,675,000	0.12
Options outstanding at December 31, 2018	11,180,500	$0.20	7.02

On May 30, 2018, the Board of Directors agreed to extend all outstanding management and non-employee stock options and warrants (covering 5,975,000 shares) to a common expiration date of June 30, 2026 and adjust the exercise prices to $0.12 (“adjusted terms”). 2,300,000 warrants were cancelled and replaced with common stock options and 3,675,000 options were terminated and reissued with the adjusted terms. These transactions were accounted for as modifications of the original instruments. The net effect of the change in the value of the repriced options and warrants was an incremental increase in stock-based compensation expense of $136,349 during the year ended December 31, 2018.

On May 30, 2018, the Company also issued new, immediately vesting, stock options with an exercise price of $0.12 and an expiration date of June 30, 2026, to: Richard Davis for 1,300,000 shares; Hank Leibowitz for 500,000 shares; John Hofmann for 800,000 shares; Richard McKee for 500,000 shares; and Michael McKee for 30,000 shares. The fair market value of these options was determined to be $0.11 per option, or $344,300, which was recognized as stock-based compensation expense.

Total stock option compensation was $480,649 for the year ended December 31, 2018. There is no unrecognized compensation expense associated with the options.

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

On June 1, 2016, the Company entered into a ten-year License Agreement with Helidyne LLC to utilize the Helidyne intellectual property in order to use Helidyne expanders in Powerverde systems and to sell Helidyne expanders. As part of the licensing agreement the Company committed to purchase two 50 kW expanders, at a price of $25,000 each, on or before the sixth month anniversary of the agreement. The $50,000 was payable in two monthly installments of $25,000 beginning October 2016. The Company made payments totaling $38,750 towards the purchase of the expanders and recorded these payments as prepaid expenses. Due to Helidyne’s failure to perform under the agreement, the Company has not made any further payments to Helidyne and does not intend to do so unless and until Helidyne performs as required. Helidyne has not objected to the Company’s position, and it is very unlikely that Helidyne will ever be able to perform. Consequently, in the third quarter of 2017, the Company wrote off the $38,750 paid to Helidyne.

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

On April 15, 2017, the Company entered into an assembly agreement with Liberty Plugins, Inc. (“Liberty”) to assemble Liberty’s Hydra electronic vehicle charging systems and ship completed Hydras to Liberty’s facility in Santa Barbara, California (the “Liberty Agreement”). Liberty has agreed to pay $1,000 for the first 10 Hydras assembled in a month, $750 per Hydra for the next 10 Hydras assembled per month and $500 per Hydra for each Hydra assembled above 20 per month. As of December 31, 2018, the Company has built and shipped 65 Hydras. Revenue of $31,000 and $34,000 for these products is reflected in the net revenue on the Company’s condensed consolidated statements of operations for the years ended December 31, 2018 and 2017, respectively.

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

Significant components of the Company’s net deferred income taxes are as follows:

	December 31,
	2018	2017
Deferred tax assets:

Net operating loss carryforwards	$1,672,766	$1,557,027
Start-up cost	153,964	174,679
Goodwill	363,979	408,552
Stock based compensation	535,901	414,080
Other	2,564	2,972
Deferred tax assets	2,729,174	2,557,309
Less valuation allowance	(2,729,174)	(2,557,309)
Net deferred tax assets after valuation allowance	$—	$—

A reconciliation of the U.S. statutory federal income tax rate to the effective income tax rate (benefit) follows:

Rate Reconciliation

	December 31,
	2018	2017

Federal income tax at statutory rate	$(142,606)	$137,480
State Tax	(29,506)	14,678
Permanent Differences	57	433
Other	186	(1,285)
Change in Valuation Allowance	171,869	(151,306)
	$—	$—

In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more than likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment. After consideration of the evidence, both positive and negative, management has determined that a $2,729,174 valuation allowance at December 31, 2018 is necessary. The change in the valuation allowance for the current year is $171,869, which represents the changes in the deferred items. At December 31, 2018, the Company has available net operating loss carry forwards for federal income tax purposes of $6,590,323 expiring at various times from 2028 through 2033.

Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Write-offs	Other Charges	Balance at End of Period

Deferred tax asset valuation allowance

Year ended December 31, 2018	$2,557,309	$171,868	—	$—	$2,729,177
Year ended December 31, 2017	$4,063,436	$(1,506,127)	—	$—	$2,557,309

Note 11- Related Party Transactions

From July 2010 until December 2017, the accounting firm J.L. Hofmann & Associates, P.A. (“JLHPA”), whose principal is our CFO John L. Hofmann, provided financial consulting and accounting services to the Company. In December 2017, J.L. Hofmann & Associates, P.A. merged with Kabat, Schertzer, De La Torre, Taraboulos & Co, LLC (“KSDT”). The Company paid $37,280 and $28,215 to KSDT for its services in the years ended December 31, 2018 and 2017, respectively.

Note 12 – Subsequent Events

In the first quarter 2019, the Company issued Series B Convertible Promissory Notes totaling $290,000 to stockholders in connection with a loan in the same amount. The notes are to be paid in one principal payment, along with any unpaid interest, by December 31, 2021. Interest is payable semiannually at 10%. The notes are convertible into common stock at a price of $.20 per share through December 31, 2019, $.30 per share from January 1, 2020, through December 31, 2020, and $.40 per share thereafter.