Form 10-Q
period 2019-03-31
POWERVERDE, INC.
filed 2019-05-15
CIK 933972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2019

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 14, 2019, the issuer had 31,750,106 shares of common stock outstanding.

i

Cautionary Note Regarding Forward-Looking Information

This Form 10-Q contains certain statements related to future results of the Company that are considered “forward-looking statements” within the meaning of the Private Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions; interest rate fluctuation; competitive pricing pressures within the Company’s market; equity and fixed income market fluctuation; technological changes; changes in law; changes in fiscal, monetary, regulatory, and tax policies; monetary fluctuations as well as other risks and uncertainties detailed elsewhere in this Form 10-Q or from time-to-time in the filings of the Company with the Securities and Exchange Commission. Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

ii

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PowerVerde, Inc. and Subsidiary Condensed Consolidated Balance Sheets March 31, 2019 (Unaudited) and December 31, 2018

	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$218,143	$8,482
Accounts receivable	5,000	10,000
Prepaid expenses and other current assets	15,574	10,866
Total Current Assets	238,717	29,348

Property and Equipment
Property and equipment, net of accumulated depreciation of $107,641 and $107,007, respectively	—	634

Other Assets
License, net of accumulated amortization of $28,322 and $25,822, respectively	71,678	74,178
Total Other Assets	71,678	74,178
Total Assets	$310,395	$104,160

Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities
Accounts payable and accrued expenses	$72,801	$39,136
Total Current Liabilities	72,801	39,136

Long Term Liabilities
Note Payable to related parties, net of loan costs	267,721	—
Total Long Term Liabilities	267,721	—

Total Liabilities	340,522	39,136

Stockholders’ Equity (Deficit)
Preferred Stock:
50,000,000 preferred shares authorized, 0 preferred shares issued at March 31, 2019 and December 31, 2018	—	—
Common stock:
200,000,000 common shares authorized, par value $0.0001 per share, 40,300,106 common shares issued and 31,750,106 shares outstanding at March 31, 2019 and December 31, 2018	3,981	3,981
Additional paid-in capital	12,609,980	12,609,980
Treasury stock, 8,550,000 shares at cost	(491,139)	(491,139)
Accumulated deficit	(12,152,949)	(12,057,798)
Total Stockholders’ (Deficit) Equity	(30,127)	65,024

Total Liabilities and Stockholders’ Equity (Deficit)	$310,395	$104,160

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary Condensed Consolidated Statements of Operations For the three months ended March 31, 2019 and 2018 (Unaudited)

	2019	2018

Revenue	$5,000	$162,094

Operating Expenses
Research and development	35,059	35,292
General and administrative	60,798	70,394
Total Operating Expenses	95,857	105,686

(Loss) Income from Operations	(90,857)	56,408

Other Income (Expenses)
Interest income	—	914
Interest expense	(4,294)	(698)
Total Other (Expense) Income	(4,294)	216

(Loss) Income before Income Taxes	(95,151)	56,624
Provision for Income Taxes	—	—

Net (Loss) Income	$(95,151)	$56,624

Net (Loss) Income per Share - Basic and Diluted	$0.00	$0.00

Weighted Average Common Shares Outstanding - Basic and Diluted	31,750,106	31,750,106

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc and Subsidiary

Condensed Consolidated Changes in Stockholders’ Equity (Deficit)

For the three months ended March 31, 2019 and 2018

(Unaudited)

For the three months ended March 31, 2018
	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total
Balances at December 31, 2017	$—	3,981	12,129,331	(11,378,720)	(491,139)	263,453
Net income				56,624		56,624
Balances at March 31, 2018		3,981	12,129,331	(11,322,096)	(491,139)	320,077

For the three months ended March 31, 2019
	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total
Balances at December 31, 2018	$—	3,981	12,609,980	(12,057,798)	(491,139)	65,024
Net loss				(95,151)		(95,151)
Balances at March 31, 2019		3,981	12,609,980	(12,152,949)	(491,139)	(30,127)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary Condensed Consolidated Statements of Cash Flows For the three months ended March 31, 2019 and 2018 (Unaudited)

	2019	2018
Cash Flows from Operating Activities
Net (Loss) income	$(95,151)	$56,624
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,054	8,440
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets	292	200,400
Accounts payable and accrued expenses	33,665	(81,315)

Cash (Used) Provided by Operating Activities	(57,140)	184,149

Cash Flows from Financing Activities
Proceeds from notes payable, related party	290,000	—
Payments for debt issuance costs	(22,279)	—
Payment on notes payable, related party	—	(150,000)

Cash Provided by (used in) Financing Activities	267,721	(150,000)

Net Change in Cash and Cash Equivalents	209,661	34,149

Cash and Cash Equivalents at Beginning of Period	8,482	1,336

Cash and Cash Equivalents at End of Period	$218,143	$35,485

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$—	$698

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2019

Note 1 – Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Annual Report of PowerVerde, Inc. (“PowerVerde,” “we,” “us,” “our,” or the “Company”) as of and for the year ended December 31, 2018. The results of operations for the three months ended March 31, 2019, are not necessarily indicative of the results to be expected for the full year or for future periods. The condensed consolidated financial statements include the accounts of PowerVerde, Inc., formerly known as Vyrex Corporation (the “Company”), and PowerVerde Systems, Inc., formerly known as PowerVerde, Inc., its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

Note 2 – Going Concern

We have financed our operations since inception through the sale of debt and equity securities and through Biotech IP licensing revenues which expired in March 2018. As of March 31, 2019, we had working capital of $165,916 compared to working capital deficit of $9,788 at December 31, 2018. This improvement in working capital is due primarily to the sale of related party notes payable during this period.

The Company has historically relied upon unrelated and related party debt and equity financing to fund its cash flow shortages and will require either additional debt or equity financing to sustain its operations. The Company’s revenues through 2018 were derived mainly from royalties under its biotech licensing agreement, which expired in March 2018. Those factors create substantial doubt about the Company’s ability to continue as a going concern.

The Company continues to seek funding from private debt and equity investors, as it needs to promptly raise substantial additional capital in order to finance its plan of operations. There can be no assurance that the Company will be able to promptly raise the necessary additional funds on commercially acceptable terms, if at all. If the Company does not raise the necessary funds, it may be forced to cease operations.

Note 3 – Summary of Significant Accounting Policies

Nature of Business

The Company is devoting substantially all of its present efforts to establish a new business involving the development and commercialization of clean energy electric power generation systems, and none of its planned principal operations have commenced. However, royalties from licenses unrelated to planned principal operations were recognized as revenue through March 2018, when the underlying license agreement terminated. No material revenues from this planned principal operation have been generated.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable consist of balances due from assembly services. The Company monitors accounts receivable and provides allowances when considered necessary. At March 31, 2019, accounts receivable were considered to be fully collectible. Accordingly, no allowance for doubtful accounts was provided.

Revenue Recognition

Royalties are recognized as earned in the period the sales to which the royalties relate occur. Manufacturing assembly services are recognized as revenue when the assembled product is delivered to the customer. Revenues recognized under these agreements amount to 100% of total revenues for the three months ended March 31, 2019 and 2018.

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

Impairment of Long-Lived Assets

Impairment losses are recorded on long-lived assets (property, equipment and intellectual property) used in operations when impairment indicators are present and the undiscounted expected cash flows estimated to be generated by those assets are less than the carrying value of such assets. No impairment losses have been recognized during the three months ended March 31, 2019 or 2018.

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

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company, or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All outstanding warrants as of December 31, 2018 and March 31, 2019 were classified as equity.

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

Research and Development Costs

The Company’s research and development costs are expensed in the period in which they are incurred. Such expenditures amounted to $35,059 and $35,292 for the three months ended March 31, 2019 and 2018, respectively.

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

Financial instruments

The Company carries cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable, at historical costs. The respective estimated fair values of these assets and liabilities approximate carrying values due to their current nature or market interest rates on interest bearing debt.

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

Note 4 – Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”). Topic 606 supersedes the revenue recognition requirements in ASU Topic 605, Revenue Recognition (“Topic 605”), and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the considerations to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 also includes Subtopic 340-40, Other Assets and Deferred Costs- Contracts with Customers, which discussed the deferral of incremental costs of obtaining a contract with a customer, including the period of amortization of such costs. The new standard was adopted by the Company in our fiscal year beginning January 1, 2018. The impact of adoption of the new standard on our revenue recognition was not significant; accordingly, there was no cumulative effect adjustment of adoption on January 1, 2018 retained earnings.

Note 4 – Recent Account Pronouncements (continued)

We have reviewed each of our current contracts for the related performance obligations and related revenue and expense recognition implications. A performance obligation under the new revenue standard is defined as a promise to provide a “distinct” good or service to a customer. The Company has determined that the assembly services is a performance obligation for which a transaction price has been established in the manufacturing agreement. The assembly of each unit stands on its own. Revenue related to assembly services is recognized as revenue when the assembled product is delivered to the customer. The Company has also determined that the performance obligation associated with our royalty revenues was the ongoing delivery of the license to which the royalties relate. Royalty revenues were recognized based on the contract royalty rate applied to licensee sales in the periods during which such sales occurred.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which created a new Topic, ASC Topic 842 and established the core principle that a lessee should recognize the assets, representing rights-of-use, and liabilities to make lease payments that arise from leases. For leases with a term of 12 months or less, a lessee is permitted to make an election under which such assets and liabilities would not be recognized, and lease expense would be recognized generally on a straight-line basis over the lease term. This ASU is effective for public entities for interim and annual reporting periods beginning after December 15, 2018. The Company adopted ASU Topic 842 on January 1, 2019 and such adoption did not have any impact on the Company’s financial statements.

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718).” ASU 2018-07 simplifies the accounting for nonemployee stock-based payment transactions. This ASU is effective for public entities for interim and annual reporting periods beginning after December 15, 2018, and early application is permitted. The adoption of this guidance on January 1, 2019 did not have an impact on the Company’s financial statements.

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

For the three months ended March 31, 2019 and 2018, amortization expense was $2,500 and $4,874 respectively, and accumulated amortization of the intangible assets was $28,322 and $25,822 at March 31, 2019 and December 31, 2018, respectively.

Future amortization of the intangible assets is as follows as of March 31, 2019:

Year ending December 31:
2019	$7,500
2020	10,000
2021	10,000
Thereafter	44,178
Total	$71,678

Note 6 – Stockholders’ Equity (Deficit)

Warrants

A summary of warrants issued, exercised and expired during the three months ended March 31, 2019 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2018	975,000	$.11	$—
Issued	—	—	—
Expired	—	—	—
Balance at March 31, 2019	975,000	$.11	$—

Note 7 – Stock Options

Stock option activity for the quarter ended March 31, 2019, is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2018	11,180,500	$0.20	7.02
Granted	—	—	—
Expired/forfeited	—	—	—
Options outstanding at March 31, 2019	11,180,500	$0.20	6.27

Total stock option compensation for the three months ended March 31, 2019 and 2018 was $0. There is no unrecognized compensation expense associated with the options.

Note 8 – Notes Payable to Related Parties

In the first quarter of 2019, the Company issued Series B Convertible Promissory Notes totaling $290,000 to stockholders. The notes are to be paid in one principal payment, along with any unpaid interest, by December 31, 2021. Interest is payable semiannually at 10%. The notes are convertible into common stock at a price of $.20 per share through December 31, 2019, $.30 per share from January 1, 2020 through December 31, 2020, and $.40 per share from January 1, 2021 through the maturity date of December 31, 2021.

Note 9 - Commitments and Contingencies

On June 25, 2015, Company consultant Hank Leibowitz assigned to the Company a patent he obtained for a system and method for using high temperature sources in Rankine cycle power systems. The Company has agreed to pay Mr. Leibowitz a 2% royalty for any and all revenues of products and/or project sales by the Company based on the subject patent.

On June 1, 2016, the Company entered into a ten-year License Agreement with Helidyne LLC to utilize the Helidyne intellectual property in order to use Helidyne expanders in Powerverde systems and to sell Helidyne expanders. As part of the licensing agreement the Company committed to purchase two 50 kW expanders, at a price of $25,000 each, on or before the sixth month anniversary of the agreement. The $50,000 was payable in two monthly installments of $25,000 beginning October 2016. The Company had made payments totaling $38,750, towards the purchase of the expanders. Due to Helidyne’s failure to perform under the agreement, the Company has not made any further payments to Helidyne and does not intend to do so unless and until Helidyne performs as required. Helidyne has not objected to the Company’s position, and it is very unlikely that Helidyne will ever be able to perform.

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

On April 15, 2017, the Company entered into an assembly agreement with Liberty Plugins, Inc. (“Liberty”) to assemble Liberty’s Hydra electronic vehicle charging systems and ship completed Hydras to Liberty’s facility in Santa Barbara, California (the “Liberty Agreement”). Liberty has agreed to pay $1,000 for the first 10 Hydras assembled in a month, $750 per Hydra for the next 10 Hydras assembled per month and $500 per Hydra for each Hydra assembled above 20 per month. The Company has never assembled/shipped more than 10 Hydras in any month and does not expect to do so in the future. As of March 31, 2019, the Company has built and shipped 70 Hydras. Revenue of $5,000 and $3,000 for these products is reflected in the net revenue on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018, respectively.

Note 10 - Related Party Transactions

Since July 2010, the accounting firm J.L. Hofmann & Associates, P.A. (“JLHPA”), whose principal is our CFO John L. Hofmann, has provided financial consulting and accounting services to the Company. In December 2017, J.L. Hofmann & Associates, P.A. merged with Kabat, Schertzer, De La Torre, Taraboulos & Co, LLC (“KSDT”). The Company paid $9,614 and $10,730 for its services in the three months ended March 31, 2019 and 2018, respectively.

Note 11 – Subsequent Events

The Company’s management evaluated subsequent events through May 14, 2019, in connection with the preparation of these condensed consolidated financial statements, which is the date these financial statements were available to be issued. There are no subsequent events to report as of this date, except that in May 2019 the Company issued a Series B Convertible Promissory Note in the principal amount of $10,000 to a stockholder in connection with a loan in the same amount. Consequently, Series B Convertible Promissory Notes have been issued in an aggregate principal amount of $300,000 during the first two quarters of 2019. See Note 8.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Readers are cautioned that the statements in this Report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are based on the beliefs of our management, as well as on assumptions made by and information currently available to us as of the date of this Report. When used in this Report, the words “plan,” “will,” “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project” and similar expressions are intended to identify such forward-looking statements. Although we believe these statements are reasonable, actual actions, operations and results could differ materially from those indicated by such forward-looking statements as a result of the risk factors included in our 2018 Annual Report, or other factors. We must caution, however, that this list of factors may not be exhaustive and that these or other factors, many of which are outside of our control, could have a material adverse effect on us and our ability to achieve our objectives. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our condensed consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2013, 2014, 2015, 2016, and 2017, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2019.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the condensed consolidated financial statements as general and administrative expense.

Revenue Recognition

Revenue from royalties and assembly services unrelated to the Company’s planned operations is recognized when the goods or services are transferred to the customer. Royalties are recognized as earned in the period the sales to which the royalties relate occur. Manufacturing assembly services are recognized as revenue when the assembled product is delivered to the customer. Revenues recognized under these agreements amount to 100% of total revenues for the three months ended March 31, 2019 and 2018.

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or netshare settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All outstanding warrants as of March 31, 2019 and 2018 were classified as equity.

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

Since the Merger, we have focused on the development, testing and commercialization of our electric power systems, in particular, their applicability to thermal and natural gas pipeline operations. Our business is subject to significant risks, including the risks inherent in our research and development efforts, uncertainties associated with obtaining and enforcing patents and intense competition. See “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2019.

Except as specifically noted to the contrary, the following discussion relates only to PowerVerde since, as a result of the Merger, the only historical financial statements presented for the Company in periods following the Merger are those of the operating entity, PowerVerde.

Results of Operations

Three Months Ended March 31, 2019 as Compared to Three Months Ended March 31, 2018

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. We had no revenues from sales in the first quarter of 2019 and 2018 – but we recorded $0 and $159,094 in Biotech IP licensing fees (based on pre-Merger contracts), respectively. Also, we generated $5,000 and $3,000 in revenue for assembly revenues under the Liberty Agreement in the first quarter of 2019 and 2018, respectively. In both years, we had substantial expenses due to our ongoing research and development activities and efforts to commercialize our systems, as well as substantial administrative expenses associated with our status as a public company. Our research and development expenses have remained consistent in the first quarter of 2019 as compared to the first quarter of 2018. Our general and administrative expenses decreased by $9,596 in the first quarter of 2019 as compared to 2018, primarily because of decreased amortization and depreciation expense, as well as decreased legal fees. Primarily as a result of the March 2018 expiration of our Biotech IP license agreement, our net loss was $95,151 in the first quarter of 2019 as compared to net income of $56,624 in the first quarter of 2018. Substantial net losses are expected until we are able to successfully commercialize and market our systems, as to which there can be no assurance. Any taxes that might result from net income for financial reporting purposes would be eliminated through use of a portion of the Company’s net operating loss carryforward.

Liquidity and Capital Resources

We have financed our operations since inception principally through the sale of debt and equity securities. Also, from 2012 through March 2018 we received material amounts of Biotech IP licensing fees. As of March 31, 2019, we had working capital of $165,916 compared to a working capital deficit of $9,788 at December 31, 2018. Our improved working capital position is due primarily to the notes payable issued in the first quarter of 2019.

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework. Based on this evaluation, our management concluded that, as of March 31, 2019, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in internal control over financial reporting during the first quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the 2018 Annual Report. Please refer to that section for disclosure regarding the risks and uncertainties related to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the first quarter of 2019, we issued Series B Convertible Promissory Notes totaling $290,000 to stockholders in connection with a loan in the same amount. The notes are to be paid in one principal payment, along with any unpaid interest, by December 31, 2021. Interest is payable semiannually at 10%. The notes are convertible into common stock at a price of $.20 per share through December 31, 2019, $.30 per share from January 1, 2020 through December 31, 2020, and $.40 per share from January 1, 2021 through the maturity date of December 31, 2021.

In the second quarter of 2019, the Company issued a Series B Convertible Promissory Note in the principal amount of $10,000 to a stockholder in connection with a loan in the same amount.

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

POWERVERDE, INC.

Dated: May 14, 2019	By:	/s/ Richard H. Davis
Richard H. Davis
Chief Executive Officer

Dated: May 14, 2019	By:	/s/ John L. Hofmann
John L. Hofmann
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE