Form 10-Q
period 2019-06-30
POWERVERDE, INC.
filed 2019-08-14
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2019

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 14, 2019, the issuer had 31,750,106 shares of common stock outstanding.

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

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

PowerVerde, Inc. and Subsidiary Condensed Consolidated Balance Sheets June 30, 2019 (Unaudited) and December 31, 2018

	2019	2018
Assets
Current Assets:
Cash	$116,529	$8,482
Accounts receivable	6,000	10,000
Prepaid expenses and other current assets	8,543	10,866
Total Current Assets	131,072	29,348

Property and Equipment
Property and equipment, net of accumulated depreciation of $107,641 and $107,007, respectively	—	634

Other Assets
License, net of accumulated amortization of $25,822	—	74,178
Total Other Assets	69,178	74,178
Total Assets	$131,072	$104,160

Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities
Accounts payable and accrued expenses	$43,043	$39,136
Total Current Liabilities	43,043	39,136

Long Term Liabilities
Convertible note payable	278,996	—
Total Long Term Liabilities	278,996	—

Total Liabilities	322,039	39,136

Stockholders’ (Deficit) Equity
Preferred Stock:
50,000,000 preferred shares authorized, 0 preferred shares issued at	—	—
June 30, 2019 and December 31, 2018
Common stock:
200,000,000 common shares authorized, par value $0.0001 per share, 40,300,106 common shares issued and 31,750,106 shares outstanding at June 30, 2019 and December 31, 2018	3,981	3,981
Additional paid-in capital	12,609,980	12,609,980
Treasury stock, 8,550,000 shares at cost	(491,139)	(491,139)
Accumulated deficit	(12,313,789)	(12,057,798)
Total Stockholders’ (Deficit) Equity	(190,967)	65,024

Total Liabilities and Stockholders’ (Deficit) Equity	$131,072	$104,160

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2019 and 2018

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Revenue	$1,000	$3,000	$6,000	$165,094
Operating Expenses
Research and development	34,621	489,421	69,680	524,713
General and administrative	48,590	63,927	109,389	134,321
Total Operating Expenses	83,211	553,348	179,069	659,034

Loss from Operations	(82,211)	(550,348)	(173,069)	(493,940)

Other Income (Expenses)
Interest income	—	706	—	1,621
Loss on impairment	(69,178)	—	(69,178)	—
Interest expense	(9,451)	—	(13,744)	(699)
Total Other Income (Expense)	(78,629)	706	(82,922)	922

Loss before Income Taxes	(160,840)	(549,642)	(255,991)	(493,018)
Provision for Income Taxes	—	—	—	—

Net Loss	$(160,840)	$(549,642)	$(255,991)	$(493,018)

Net Loss per Share - Basic and Diluted	$(0.005)	$(0.02)	$(0.01)	$(0.02)

Weighted Average Common Shares Outstanding - Basic and Diluted	31,750,106	31,750,106	31,750,106	31,750,106

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc and Subsidiary

Condensed Consolidated Changes in Stockholders’ Equity (Deficit)

For the three and six months ended June 30, 2019 and 2018

(Unaudited)

For the six months ended June 30, 2018
	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total
Balances at December 31, 2017	$—	$3,981	$12,129,331	$(11,378,720)	$(491,139)	$263,453
Stock based compensation	—	—	444,800	—	—	444,800
Net loss	—	—	—	(493,018)	—	(493,018)
Balances at June 30, 2018	$—	$3,981	$12,574,131	$(11,871,738)	$(491,139)	$215,235

For the three months ended June 30, 2018
	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total
Balances at March 31, 2018	$—	$3,981	$12,129,331	$(11,322,096)	$(491,139)	$320,077
Stock based compensation	—	—	444,800	—	—	444,800
Net loss	—	—	—	(549,642)	—	(549,642)
Balances at June 30, 2018	$—	$3,981	$12,574,131	$(11,871,738)	$(491,139)	$215,235

PowerVerde, Inc and Subsidiary

Condensed Consolidated Changes in Stockholders’ Equity (Deficit)

For the three and six months ended June 30, 2019 and 2018

(Unaudited)

For the six months ended June 30, 2019
	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total
Balances at December 31, 2018	$—	$3,981	$12,609,980	$(12,057,798)	$(491,139)	$65,024
Net loss	—	—	—	(255,991)	—	(255,991)
Balances at June 30, 2019	$—	$3,981	$12,609,980	$(12,313,789)	$(491,139)	$(190,967)

For the three months ended June 30, 2019
	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total
Balances at March 31, 2019	$—	$3,981	$12,609,980	$(12,152,949)	$(491,139)	$(30,127)
Net loss	—	—	—	(160,840)	—	(160,840)
Balances at June 30, 2019	$—	$3,981	$12,609,980	$(12,313,789)	$(491,139)	$(190,967)

PowerVerde, Inc. and Subsidiary Condensed Consolidated Statements of Cash Flows For the six months ended June 30, 2019 and 2018 (Unaudited)

	2019	2018
Cash Flows from Operating Activities
Net loss	$(255,991)	$(493,018)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Impairment of intangible assets	69,178	—
Depreciation and amortization	5,633	13,574
Amortization of debt issuance costs	2,997
Stock based compensation	—	444,800
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets	6,324	368,160
Accounts payable and accrued expenses	3,906	(89,992)
Liberty notes receivable	—	34,000

Cash (Used) Provided by Operating Activities	(167,953)	277,524
Cash Flows from Financing Activities
Proceeds from notes payable, related party	300,000	—
Payments for debt issuance costs	(24,000)	—
Payment on notes payable, related party	—	(150,000)
Cash provided by (used in) Financing Activities	276,000	(150,000)

Net Change in Cash and Cash Equivalents	108,047	127,524

Cash and Cash Equivalents at Beginning of Period	8,482	1,336

Cash and Cash Equivalents at End of Period	$116,529	$128,860

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$10,747	$699

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2019

Note 1 – Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Annual Report of PowerVerde, Inc. (“PowerVerde,” “we,” “us,” “our,” or the “Company”) as of and for the year ended December 31, 2018. The results of operations for the six months ended June 30, 2019, are not necessarily indicative of the results to be expected for the full year or for future periods. The condensed consolidated financial statements include the accounts of PowerVerde, Inc., formerly known as Vyrex Corporation (the “Company”), and PowerVerde Systems, Inc., formerly known as PowerVerde, Inc., its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation

Note 2 – Going Concern

We have financed our operations since inception through the sale of debt and equity securities and through Biotech IP licensing revenues which expired March 2018. As of June 30, 2019, we had working capital of $88,029 compared to a working capital deficit of $9,788 at December 31, 2018. This improvement in working capital is due primarily to the sale of related party notes payable during this period.

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

Accounts Receivable

Accounts receivable consist of balances due from assembly services. The Company monitors accounts receivable and provides allowances when considered necessary. At June 30, 2019 and December 31, 2018, accounts receivable were considered to be fully collectible. Accordingly, no allowance for doubtful accounts was provided.

Note 3 – Summary of Significant Accounting Policies (continued)

Revenue Recognition

Royalties are recognized as earned in the period the sales to which the royalties relate occur. Manufacturing assembly services are recognized as revenue when the assembled product is delivered to the customer. Revenues recognized under these agreements amount to 100% of total revenues for the three and six months ended June 30, 2019 and 2018.

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

Impairment of Long-Lived Assets

Impairment losses are recorded on long-lived assets (property, equipment and intellectual property) used in operations when impairment indicators are present and the undiscounted expected cash flows estimated to be generated by those assets are less than the carrying value of such assets. No impairment losses were recognized during the three and six months ended June 30, 2018. For the three and six months ended June 30, 2019, the Company recognized an impairment loss of $69,178.

Stock-based Compensation

The Company has accounted for stock-based compensation under the provisions of Accounting Standards Codification (ASC) Topic 718 – “Stock Compensation” which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (stock options and common stock purchase warrants). The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on historical volatility of peer companies and other factors estimated over the expected term of the stock options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”). Based on the provisions of ASC 815-40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company, or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All outstanding warrants as of December 31, 2018 and June 30, 2019 were classified as equity.

Accounting for Uncertainty in Income Taxes

The Company follows the provisions of ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There is no uncertain tax positions as of June 30, 2019 and December 30, 2018.

Note 3 – Summary of Significant Accounting Policies (continued)

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

Note 4 – Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”). Topic 606 supersedes the revenue recognition requirements in ASU Topic 605, Revenue Recognition (“Topic 605”), and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the considerations to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 also includes Subtopic 340-40, Other Assets and Deferred Costs- Contracts with Customers, which discussed the deferral of incremental costs of obtaining a contract with a customer, including the period of amortization of such costs. The new standard was adopted by the Company in our fiscal year beginning January 1, 2018. The impact of adoption of the new standard on our revenue recognition was not significant, accordingly, there was no cumulative effect adjustment of adoption on January 1, 2018 retained earnings.

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

Note 4 – Recent Accounting Pronouncements (continued)

In February 2016, the FASB issued ASU 2016-02, “Leases,” which created a new Topic, ASC Topic 842 and established the core principle that a lessee should recognize the assets, representing rights-of-use, and liabilities to make lease payments that arise from leases. For leases with a term of 12 months or less, a lessee is permitted to make an election under which such assets and liabilities would not be recognized, and lease expense would be recognized generally on a straight-line basis over the lease term. This ASU is effective for public entities for interim and annual reporting periods beginning after December 15, 2018. The Company adopted ASC Topic 842 on January 1, 2019 and such adoption did not have any impact on the Company’s financial statements.

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

Note 5 – Intellectual Property and License Agreement

On June 1, 2016, the Company entered into a ten-year License Agreement with Helidyne LLC for total consideration of $100,000 to utilize the Helidyne intellectual property in the manufacturing of planetary rotor expanders and the incorporation of same in the Company’s distributed electric power generation systems. The license agreement also grants the Company an exclusive license to sell the expanders whether manufactured by Helidyne or by the Company. The Company’s royalty obligation begins on the earlier of the commercialization of the product or three years from the effective date of the agreement. Once the royalty obligation begins, the minimum annual royalty is $50,000 for each of the first six years, and $100,000, per commercial year, for the remainder of the agreement. Helidyne has defaulted under the agreement. Royalties would be payable only if Helidyne performs as required, or if the Company elects to produce its own expanders using Helidyne technology. During the quarter ended June 30, 2019, management of the Company evaluated the continued default by Helidyne and determined that Helidyne will not be able to perform under the license agreement for the foreseeable future. The Company’s license agreement continues to be active and the Company may utilize the Helidyne intellectual property in marketing its own products. Under the terms of the license agreement, the Company has the right to develop a prototype utilizing the Helidyne technology at its own cost. Due to the continued default by Helidyne and the potential cost of developing its own prototype, the Company has determined that the intangible asset related to the above license agreement is impaired and recognized an impairment charge of $69,178, which is 100% of the net carrying value. See Note 9.

For the six months ended June 30, 2019 and 2018, amortization expense was $7,374, and accumulated amortization of the intangible assets was $25,822 at December 31, 2018.

Note 6 – Warrants

A summary of warrants issued, exercised and expired during the six months ended June 30, 2019 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2018	975,000	$.11	$—
Issued	—	—	—
Expired	—	—	—
Converted to Common Stock Options	—	—	—
Balance at June 30, 2019	975,000	$.11	$—

Note 7 – Stock Options

Stock option activity for the six months ended June 30, 2019, is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2018	11,180,500	$0.20	7.02
Granted	—	—	—
Expired/forfeited	—	—	—
Options outstanding at June 30, 2019	11,180,500	$0.20	6.52

Total stock option compensation for the six months ended June 30, 2019 and 2018 was $0 and $444,800 respectively. There is no unrecognized compensation expense associated with the options.

Note 8 - Convertible Notes Payable to Related Parties

In the first quarter of 2019, the Company issued Convertible Promissory Notes totaling $290,000 to stockholders. The notes are to be paid in one principal payment, along with any unpaid interest by December 31, 2021. Interest is payable semiannually at 10%. The notes are convertible into common stock at a price of $.20 per share through December 31, 2019, $.30 per share from January 1, 2020 through December 31, 2020, and $.40 per share from January 1, 2021 through the maturity date of December 31, 2021.

In May 2019, the Company issued a Convertible Promissory Note in the principal amount of $10,000 to a stockholder in connection with a loan in the same amount. Consequently, Convertible Promissory Notes have been issued in an aggregate principal amount of $300,000 during the first two quarters of 2019.

Note 8 - Convertible Notes Payable to Related Parties (continued)

Long-term debt at June 30, 2019 consisted of the following:

2019

Note payable to stockholders	$300,000
Less: Unamortized debt issuance costs	21,004
Total long-term debt	$278,996

Amortization of the debt issuance costs is reported as interest expense in the income statement.

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

On April 15, 2017, the Company entered into an assembly agreement with Liberty Plugins, Inc. (“Liberty”) to assemble Liberty’s Hydra electronic vehicle charging systems and ship completed Hydras to Liberty’s facility in Santa Barbara, California (the “Liberty Agreement”). Liberty has agreed to pay $1,000 for the first 10 Hydras assembled in a month, $750 per Hydra for the next 10 Hydras assembled per month and $500 per Hydra for each Hydra assembled above 20 per month. The Company has never assembled/shipped more than 10 Hydras in any month and does not expect to do so in the future. As of June 30, 2019, the Company has built and shipped 40 Hydras. Revenue for these products is reflected in the net revenue on the Company’s condensed consolidated statement of operations as follows: $6,000 for the six months ended June 30, 2019 and 2018, respectively and $3,000 and $1,000 for the three months ended June 30, 2019 and 2018, respectively.

Note 10 - Related Party Transactions

Since July 2010, the accounting firm J.L. Hofmann & Associates, P.A. (“JLHPA”), whose principal is our CFO John L. Hofmann, has provided financial consulting and accounting services to the Company. In December 2017, J.L. Hofmann & Associates, P.A. merged with Kabat, Schertzer, De La Torre, Taraboulos & Co, LLC (“KSDT”). The Company paid $18,913 and $18,330 for its services in the six months ended June 30, 2019 and 2018, respectively and $9,300 and $7,600 in the three months ended June 30, 2019 and 2018, respectively.

Note 11 – Subsequent Events

The Company’s management evaluated subsequent events through August 9, 2019, in connection with the preparation of these condensed consolidated financial statements, which is the date these financial statements were available to be issued. There are no subsequent events to report as of this date.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our condensed consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2013, 2014, 2015, 2016 and 2017, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2019.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the condensed consolidated financial statements as general and administrative expense.

Revenue Recognition

Revenue from royalties and assembly services unrelated to the Company’s planned operations is recognized when the goods or services are transferred to the customer. Royalties are recognized as earned in the period the sales to which the royalties relate occur. Manufacturing assembly services are recognized as revenue when the assembled product is delivered to the customer. Revenues recognized under these agreements amount to 100% of total revenues for the three and six months ended June 30, 2019 and 2018.

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”). Based on the provisions of ASC 815-40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All outstanding warrants as of June 30, 2019 and December 31, 2018 were classified as equity.

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

Results of Operations

Three Months Ended June 30, 2019 as Compared to Three Months Ended June 30, 2018

Since inception, we have focused on the development, testing and commercialization of our clean energy Aelectric power generation systems. We had no revenues from sales in the second quarter of 2019 and 2018. Also, we generated $1,000 and $3,000 in revenue for assembly revenues under the Liberty Agreement in the second quarter of 2019 and 2018, respectively. In both years, we had substantial expenses due to our ongoing research and development activities and efforts to commercialize our systems, as well as substantial administrative expenses associated with our status as a public company. Our research and development expenses decreased by $454,800 primarily due to the stock options issued in the second quarter of 2018 that were not issued in 2019. Our general and administrative expenses decreased by $15,337 in the second quarter of 2019 as compared to 2018, primarily because of decreased accounting and depreciation/amortization expense, as well as decreased legal fees. Primarily as a result of stock options issued and of the March 2018 expiration of our Biotech IP license agreement, our net loss was $160,840 and $549,642 in the second quarter of 2019 and in the second quarter of 2018, respectively. Substantial net losses are expected until we are able to successfully commercialize and market our systems, as to which there can be no assurance. Any taxes that might result from net income for financial reporting purposes would be eliminated through use of a portion of the Company’s net operating loss carryforward.

Six Months Ended June 30, 2019 as Compared to Six Months Ended June 30, 2018

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. We had no revenues from sales in the first six months of 2019 and 2018 – and we recorded $0 and $159,094 in Biotech IP licensing fees (based on pre-Merger contracts), respectively. Also, we generated $6,000 for assembly revenue under the Liberty Agreement in the first six months of 2019 and 2018, respectively. In both years, we had substantial expenses due to our ongoing research and development activities and efforts to commercialize our systems, as well as substantial administrative expenses associated with our status as a public company. Our research and development expenses decreased by $455,033 (87.0%) in the first six months of 2019 as compared to 2018. This decrease is primarily due to the stock options issued in the second quarter of 2018 that were not issued in 2019. Our general and administrative expenses decreased by $24,932 (18.5%) in the first six months of 2019 as compared to 2018, due mainly to the decrease in accounting, depreciation/amortization and legal fees in 2018. Our net loss was $255,991 and $493,018 in the first six months of 2019, and in the first six months of 2018, respectively. This loss was due primarily to the expiration of our Biotech IP revenues in March 2018 and the issuance of stock options in the second quarter of 2018. Substantial net losses will continue until we are able to successfully commercialize and market our systems, as to which there can be no assurance. Any taxes that might result from net income for financial reporting purposes would be eliminated through use of a portion of the Company’s net operating loss carryforward.

Liquidity and Capital Resources

We have financed our operations since inception principally through the sale of debt and equity securities. Also, from 2012 through March 2018 we received material amounts of Biotech IP licensing fees. As of June 30, 2019, we had working capital of $88,029 compared to a working capital deficit of $9,788 at December 31, 2018. Our improved working capital position is due primarily to the notes payable issued in the first quarter of 2019.

Our Biotech IP license agreement expired in March 2018 due to the expiration of our underlying patents. Consequently, we have no further material source of revenues. We are generating some revenue by using our employee to provide part-time skilled manufacturing services to third parties; however, we expect this arrangement to generate no more than $5,000 per month. We expect to generate substantial revenue from the 374 Water/Duke project in 2019 if we receive the expected purchase order; however, there can be no assurance that we will receive the purchase order.

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework. Based on this evaluation, our management concluded that, as of June 30, 2019, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in internal control over financial reporting during the second quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the 2018 Annual Report. Please refer to that section for disclosure regarding the risks and uncertainties related to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the first quarter of 2019, we issued Convertible Promissory Notes totaling $290,000 to stockholders in connection with a loan in the same amount. The notes are to be paid in one principal payment, along with any unpaid interest, by December 31, 2021. Interest is payable semiannually at 10%. The notes are convertible into common stock at a price of $.20 per share through December 31, 2019, $.30 per share from January 1, 2020 through December 31, 2020, and $.40 per share from January 1, 2021 through the maturity date of December 31, 2021.

In the second quarter of 2019, the Company issued a Convertible Promissory Note in the principal amount of $10,000 to a stockholder in connection with a loan in the same amount.

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

POWERVERDE, INC.

Dated: August 14, 2019	By:	/s/ Richard H. Davis
Richard H. Davis
Chief Executive Officer

Dated: August 14, 2019	By:	/s/ John L. Hofmann
John L. Hofmann
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE