Form 10-Q
period 2019-09-30
POWERVERDE, INC.
filed 2019-11-14
CIK 933972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2019

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 14, 2019, the issuer had 31,750,106 shares of common stock outstanding.

Index to Form 10-Q

		Page
PART I	FINANCIAL INFORMATION	1

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets at September 30, 2019 (Unaudited) and December 31, 2018	1
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018 (Unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the three and nine months ended September 30, 2019 and 2018 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 (Unaudited)	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14
Item 4.	Controls and Procedures	15

PART II	OTHER INFORMATION	16

Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults upon Senior Securities	16
Item 4.	Mine Safety Disclosures	16
Item 5.	Other Information	16
Item 6.	Exhibits	18

SIGNATURES		19

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

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PowerVerde, Inc. and Subsidiary Condensed Consolidated Balance Sheets September 30, 2019 (Unaudited) and December 31, 2018

	2019	2018
Assets
Current Assets:
Cash	$32,104	$8,482
Accounts receivable	9,000	10,000
Prepaid expenses and other current assets	19,260	10,866
Total Current Assets	60,364	29,348

Property and Equipment
Property and equipment, net of accumulated depreciation of $107,641 and $107,007, respectively	—	634

Other Assets
License, net of accumulated amortization of $25,822	—	74,178
Total Other Assets	—	74,178
Total Assets	$60,364	$104,160

Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities
Accounts payable and accrued expenses	$61,057	$39,136
Total Current Liabilities	61,057	39,136

Long Term Liabilities
Convertible note payable	281,097	—
Total Long Term Liabilities	281,097	—

Total Liabilities	342,154	39,136

Stockholders’ (Deficit) Equity
Preferred Stock:
50,000,000 preferred shares authorized, 0 preferred shares issued at September 30, 2019 and December 31, 2018	—	—
Common stock:
200,000,000 common shares authorized, par value $0.0001 per share, 40,300,106 common shares issued and 31,750,106 common shares outstanding at September 30, 2019 and December 31, 2018	3,981	3,981
Additional paid-in capital	12,689,980	12,609,980
Treasury stock, 8,550,000 shares at cost	(491,139)	(491,139)
Accumulated deficit	(12,484,612)	(12,057,798)
Total Stockholders’ (Deficit) Equity	(281,790)	65,024

Total Liabilities and Stockholders’ (Deficit) Equity	$60,364	$104,160

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary Condensed Consolidated Statements of Operations For the three and nine months ended September 30, 2019 and 2018 (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Revenue	$3,000	$8,000	$9,000	$173,094

Operating Expenses
Research and development	114,620	71,415	184,301	596,128
General and administrative	49,938	47,511	159,326	181,832
Total Operating Expenses	164,558	118,926	343,627	777,960

Loss from Operations	(161,558)	(110,926)	(334,627)	(604,866)

Other Income (Expenses)
Interest income	—	—	—	1,621
Loss on impairment	—	—	(69,178)	—
Interest expense	(9,265)	—	(23,009)	(699)
Total Other Income (Expense)	(9,265)	—	(92,187)	922

Income (Loss) before Income Taxes	(9,265)	(110,926)	(92,187)	(603,944)
Provision for Income Taxes	—	—	—	—

Net Loss	$(170,823)	$(110,926)	$(426,814)	$(603,944)

Net Income (Loss) per Share - Basic and Diluted	$0.01	$0.00	$0.01	$0.02

Weighted Average Common Shares Outstanding - Basic and Diluted	31,750,106	31,750,106	31,750,106	31,750,106

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc and Subsidiary

Condensed Consolidated Changes in Stockholders’ Equity (Deficit)

For the three and nine months ended September 30, 2019 and 2018

(Unaudited)

For the nine months ended September 30, 2019
	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total
Balances at December 31, 2018	$—	$3,981	$12,609,980	$(12,057,798)	$(491,139)	$65,024
Net loss	—	—	—	(426,814)	—	(426,814)
Stock based compensation			80,000			80,000
Balances at September 30, 2019	$—	$3,981	$12,689,980	$(12,484,612)	$(491,139)	$(281,790)

For the three months ended September 30, 2019
	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total
Balances at June 30, 2019	$—	$3,981	$12,609,980	$(12,313,789)	$(491,139)	$(190,967)
Net loss	—	—	—	(170,823)	—	(170,823)
Stock based compensation			80,000			80,000
Balances at September 30, 2019	$—	$3,981	$12,689,980	$(12,484,612)	$(491,139)	$(281,790)

PowerVerde, Inc and Subsidiary

Condensed Consolidated Changes in Stockholders’ Equity (Deficit)

For the three and nine months ended September 30, 2019 and 2018

(Unaudited)

For the nine months ended September 30, 2018
	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total
Balances at December 31, 2017	$—	$3,981	$12,129,331	$(11,378,720)	$(491,139)	$263,453
Stock based compensation	—	—	480,649	—	—	480,649
Net loss	—	—	—	(603,944)	—	(603,944)
Balances at September 30, 2018	$—	$3,981	$12,609,980	$(11,982,664)	$(491,139)	$140,158

For the three months ended September 30, 2018
	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total
Balances at June 30, 2018	$—	$3,981	$12,574,131	$(11,871,738)	$(491,139)	$215,235
Stock based compensation	—	—	35,849	—	—	35,849
Net loss	—	—	—	(110,926)	—	(110,926)
Balances at September 30, 2018	$—	$3,981	$12,609,980	$(11,982,664)	$(491,139)	$140,158

PowerVerde, Inc. and Subsidiary Condensed Consolidated Statements of Cash Flows For the nine months ended September 30, 2019 and 2018 (Unaudited)

	2019	2018
Cash Flows From Operating Activities
Net loss	$(426,814)	$(603,944)
Adjustments to reconcile net loss to net cash to net cash provided (used) by operating activities:
Impairment of intangible assets	69,178	—
Depreciation and amortization	5,633	16,783
Amortization of debt issuance costs	5,097	—
Stock based compensation	80,000	480,649
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	(7,393)	350,359
Accounts payable and accrued expenses	21,921	(92,099)
Liberty notes receivable	—	34,000

Cash (Used) Provided by Operating Activities	(252,378)	185,748

Cash Flows from Financing Activities
Proceeds from notes payable, related party	300,000	—
Payment for debt issuance costs	(24,000)	—
Payment on notes payable, related party	—	(150,000)

Cash provided by (used in) Financing Activities	276,000	(150,000)

Net Change in Cash and Cash Equivalents	23,622	35,748

Cash and Cash Equivalents at Beginning of Period	8,482	1,336

Cash and Cash Equivalents at End of Period	$32,104	$37,084

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$10,747	$699

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2019

Note 1 – Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Annual Report of PowerVerde, Inc. (“PowerVerde,” “we,” “us,” “our,” or the “Company”) as of and for the year ended December 31, 2018. The results of operations for the three and nine months ended September 30, 2019, are not necessarily indicative of the results to be expected for the full year or for future periods. The condensed consolidated financial statements include the accounts of PowerVerde, Inc., formerly known as Vyrex Corporation (the “Company”), and PowerVerde Systems, Inc., formerly known as PowerVerde, Inc., its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

Note 2 – Going Concern

We have financed our operations since inception through the sale of debt and equity securities and through Biotech IP licensing revenues which expired March 2018. As of September 30, 2019, we had a working capital deficit of $693 compared to a working capital deficit of $9,788 at December 31, 2018. This decrease in the working capital deficit is due primarily to cash raised through related party debt financing.

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

Accounts Receivable

Accounts receivable consist of balances due from assembly services. The Company monitors accounts receivable and provides allowances when considered necessary. At September 30, 2019 and December 31, 2018, accounts receivable were considered to be fully collectible. Accordingly, no allowance for doubtful accounts was provided.

Revenue Recognition

Royalties are recognized as earned in the period the sales to which the royalties relate occur. Manufacturing assembly services are recognized as revenue when the assembled product is delivered to the customer. Revenues recognized under these agreements amount to 100% of total revenues for the three and nine months ended September 30, 2019 and 2018.

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

Impairment of Long-Lived Assets

Impairment losses are recorded on long-lived assets (property, equipment and intellectual property) used in operations when impairment indicators are present and the undiscounted expected cash flows estimated to be generated by those assets are less than the carrying value of such assets. No impairment losses were recognized during the three and nine months ended September 30, 2018. For the nine months ended September 30, 2019, the Company recognized an impairment loss of $69,178.

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

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”). Based on the provisions of ASC 815-40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company, or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All outstanding warrants as of December 31, 2018 and September 30, 2019 were classified as equity.

Accounting for Uncertainty in Income Taxes

The Company follows the provisions of ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There is no uncertain tax positions as of September 30, 2019 and December 30, 2018.

Research and Development Costs

The Company’s research and development costs are expensed in the period in which they are incurred.

Earnings (Loss) Per Share

Earnings (loss) per share is computed in accordance with FASB ASC Topic 260, “Earnings per Share”. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Certain common stock equivalents were not included in the earnings (loss) per share calculation as their effect would be anti-dilutive. Warrants exercisable for 975,000 shares and options for 12,180,500 shares were excluded from weighted average common shares outstanding on a diluted basis.

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

Note 5 – Intellectual Property and License Agreement

On June 1, 2016, the Company entered into a ten-year License Agreement with Helidyne LLC for total consideration of $100,000 to utilize the Helidyne intellectual property in the manufacturing of planetary rotor expanders and the incorporation of same in the Company’s distributed electric power generation systems. The license agreement also grants the Company an exclusive license to sell the expanders whether manufactured by Helidyne or by the Company. The Company’s royalty obligation begins on the earlier of the commercialization of the product or three years from the effective date of the agreement. Once the royalty obligation begins, the minimum annual royalty is $50,000 for each of the first six years, and $100,000, per commercial year, for the remainder of the agreement. Helidyne has defaulted under the agreement. Royalties would be payable only if Helidyne performs as required, or if the Company elects to produce its own expanders using Helidyne technology. During the quarter ended June 30, 2019, management of the Company evaluated the continued default by Helidyne and determined that Helidyne will not be able to perform under the license agreement for the foreseeable future. The Company’s license agreement continues to be active and the Company may utilize the Helidyne intellectual property in marketing its own products. Under the terms of the license agreement, the Company has the right to develop a prototype utilizing the Helidyne technology at its own cost. Due to the continued default by Helidyne and the potential cost of developing its own prototype, the Company has determined that the intangible asset related to the above license agreement is impaired and recognized an impairment charge of $69,178 in the second quarter of 2019, which is 100% of the net carrying value. See Note 9.

For the nine months ended September 30, 2019 and 2018, amortization expense was $5,000 and $9,874, respectively and accumulated amortization of the intangible assets was $25,822 at December 31, 2018.

Note 6 – Warrants

A summary of warrants issued, exercised and expired during the nine months ended September 30, 2019 is as follows:

	Shares	Weighted Average Exercise Price	Intrinsic Value
Balance at December 31, 2018	975,000	$.11	—
Issued	—	—	—
Expired	—	—	—
Converted to Common Stock Options	—	—	—
Balance at September 30, 2019	975,000	$.11	—

Note 7 – Stock Options

Stock option activity for the nine months ended September 30, 2019, is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2018	11,180,500	$0.20	7.02
Granted	1,000,000	0.10	—
Expired/forfeited	—	—
Options outstanding at September 30, 2019	12,180,500	$0.20	5.85

Total stock option compensation for the nine months ended September 30, 2019 and 2018 was $80,000 and $480,649, respectively. All of the 2019 options were granted to the Company’s president, who was hired in September 2019. See Note 9. There is no unrecognized compensation expense associated with the options.

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

Long-term debt at September 30, 2019 consisted of the following:

2019

Note payable to stockholders	$300,000
Less: Unamortized debt issuance costs	18,903
Total long-term debt	$281,097

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

On April 15, 2017, the Company entered into an assembly agreement with Liberty Plugins, Inc. (“Liberty”) to assemble Liberty’s Hydra electronic vehicle charging systems and ship completed Hydras to Liberty’s facility in Santa Barbara, California (the “Liberty Agreement”). Liberty has agreed to pay $1,000 for the first 10 Hydras assembled in a month, $750 per Hydra for the next 10 Hydras assembled per month and $500 per Hydra for each Hydra assembled above 20 per month. The Company has never assembled/shipped more than 10 Hydras in any month and does not expect to do so in the future. As of September 30, 2019, the Company has built and shipped 43 Hydras. Revenue for these products is reflected in the net revenue on the Company’s condensed consolidated statement of operations as follows: $9,000 and $14,000 for the nine months ended September 30, 2019 and 2018, respectively and $3,000 and $8,000 for the three months ended September 30, 2019 and 2018, respectively.

On September 1, 2019, the Company hired Daniel Bogar to serve as its President, reporting to the CEO. As compensation, Mr. Bogar received a fully-vested non-qualified option to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $.10 per share, with an expiration date of June 30, 2026. In addition, Mr. Bogar will receive an annual salary of $90,000 beginning on the closing of a private financing with gross proceeds of at least $1,000,000; however, the Company will be permitted to defer the salary to the extent required to maintain solvency.

Note 10 - Related Party Transactions

Since July 2010, the accounting firm J.L. Hofmann & Associates, P.A. (“JLHPA”), whose principal is our CFO John L. Hofmann, has provided financial consulting and accounting services to the Company. In December 2017, J.L. Hofmann & Associates, P.A. merged with Kabat, Schertzer, De La Torre, Taraboulos & Co, LLC (“KSDT”). The Company paid $30,334 and $28,380 for its services in the nine months ended September 30, 2019 and 2018, respectively and $11,420 and $10,050 in the three months ended September 30, 2019 and 2018, respectively.

The Company’s consultant and shareholder Hank Leibowitz receives compensation of $7,500 per month, totaling $67,500 for the first nine months of 2019. At September 30, 2019, Mr. Leibowitz was owed accrued compensation of $30,000.

Note 11 – Subsequent Events

The Company’s management evaluated subsequent events through November 14, 2019, in connection with the preparation of these condensed consolidated financial statements, which is the date these financial statements were available to be issued. There are no subsequent events to report as of this date.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our condensed consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2013, 2014, 2015, 2016 and 2017, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2019.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the condensed consolidated financial statements as general and administrative expense.

Revenue Recognition

Revenue from royalties and assembly services unrelated to the Company’s planned operations is recognized when the goods or services are transferred to the customer. Royalties are recognized as earned in the period the sales to which the royalties relate occur. Manufacturing assembly services are recognized as revenue when the assembled product is delivered to the customer. Revenues recognized under these agreements amount to 100% of total revenues for the three and nine months ended September 30, 2019 and 2018.

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”). Based on the provisions of ASC 815-40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All outstanding warrants as of September 30, 2019 and December 31, 2018 were classified as equity.

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

Results of Operations

Three Months Ended September 30, 2019 as Compared to Three Months Ended September 30, 2018

Since inception, we have focused on the development, testing and commercialization of our clean energy Aelectric power generation systems. We had no revenues from sales in the third quarter of 2019 and 2018. Also, we generated $3,000 and $8,000 in revenue for assembly revenues under the Liberty Agreement in the third quarter of 2019 and 2018, respectively. In both years, we had substantial expenses due to our ongoing research and development activities and efforts to commercialize our systems, as well as substantial administrative expenses associated with our status as a public company. Our research and development expenses increased by $43,205 primarily due to the stock options issued in the third quarter of 2019. Our general and administrative expenses increased by $2,427 in the third quarter of 2019 as compared to 2018, primarily because of increased travel expenses. Primarily as a result of stock options issued in the third quarter 2019, our net loss increased by 54% to $170,823 in the third quarter of 2019 from $110,926 in the third quarter of 2018. Substantial net losses are expected until we are able to successfully commercialize and market our systems, as to which there can be no assurance. Any taxes that might result from net income for financial reporting purposes would be eliminated through use of a portion of the Company’s net operating loss carryforward.

Nine Months Ended September 30, 2019 as Compared to Nine Months Ended September 30, 2018

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. We had no revenues from sales in the first nine months of 2019 and 2018 – and we recorded $0 and $159,094 in Biotech IP licensing fees (based on pre-Merger contracts), respectively. Also, we generated $9,000 and 14,000 for assembly revenue under the Liberty Agreement in the first nine months of 2019 and 2018, respectively. In both years, we had substantial expenses due to our ongoing research and development activities and efforts to commercialize our systems, as well as substantial administrative expenses associated with our status as a public company. Our research and development expenses decreased by $411,826 (69.1%) in the first nine months of 2019 as compared to 2018. This decrease is primarily due to the stock options issued in the second quarter of 2018. Our general and administrative expenses decreased by $22,506 (12.4%) in the first nine months of 2019 as compared to 2018, due mainly to the decrease in depreciation and legal fees in 2019. Our net loss was $426,814 and $603,944 in the first nine months of 2019 and 2018, respectively, a 29% reduction. The reduced net loss in 2019 reflects the final Biotech IP revenues received in March 2018 and the issuance of substantial stock options in the second quarter of 2018, the net result of which was more than the value of the stock options issued in the third quarter of 2019. Substantial net losses will continue until we are able to successfully commercialize and market our systems, as to which there can be no assurance. Any taxes that might result from net income for financial reporting purposes would be eliminated through use of a portion of the deficit company’s net operating loss carryforward.

Liquidity and Capital Resources

We have financed our operations since inception principally through the sale of debt and equity securities. Also, from 2012 through March 2018 we received material amounts of Biotech IP licensing fees. As of September 30, 2019, we had a working capital deficit of $693 compared to a working capital deficit of $9,788 at December 31, 2018. The decrease in working capital deficit is due primarily to loans received from related parties.

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework. Based on this evaluation, our management concluded that, as of September 30, 2019, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in internal control over financial reporting during the third quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II OTHER INFORMATION

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On September 1, 2019, we hired Daniel Bogar to serve as our President, reporting to our CEO. As compensation, Mr. Bogar received a fully-vested non-qualified option to purchase 1,000,000 shares of our common stock at an exercise price of $.10 per share, with an expiration date of June 30, 2026. In addition, Mr. Bogar will receive an annual salary of $90,000 beginning on the closing of a private financing with gross proceeds of at least $1,000,000; however, the Company will be permitted to defer the salary to the extent required to maintain solvency.

Mr. Bogar is an executive with decades of experience in managing, growing and financing companies. From 1987-2000 he served in various management positions with Cellstar Corporation, a pioneer provider of cellular telephone service, in Miami, Florida, and Mexico City, Mexico. In his last position with Cellstar, Mr. Bogar served as President of the Americas region from 1999-2000. From 2000-2009, he served as Managing Director of Stanford Group Holdings (“Stanford”), a wealth management firm based in Houston, Texas. Mr. Bogar served as President/COO of American Green Technology, Inc./Vida Shield (“AGT”), a South Bend, Indiana manufacturer of LED industrial lighting products and anti-microbial lighting products, from inception in 2009 until 2018. Since 2019, Mr. Bogar has served as an adjunct professor of management at the McCoy School of Business, Texas State University, San Marcos, Texas.

On December 18, 2013, the SEC entered a final decision against Mr. Bogar finding that, in connection with his work on behalf of Stanford, which collapsed in 2009, he violated Section 17(a) of the Securities Act of 1933, Sections 10(b) and 15(c)(1) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and Sections 206(1) and 206(2) of the Investment Advisers Act of 1940. The SEC found Mr. Bogar liable as a result of gross negligence but not willful fraud. Mr. Bogar, his family and friends suffered substantial losses as a result of their investments in Stanford’s securities. Pursuant to the SEC decision, Mr. Bogar was ordered (a) to cease and desist from committing or causing any violations or future violations of the relevant securities laws; (b) barred from association with any broker, dealer, investment adviser, municipal securities dealer, municipal advisor, transfer agent, or nationally recognized statistical rating organization and prohibited, permanently, from serving or acting as an employee, officer, director, member of an advisory board, investment adviser or depositor of, or principal underwriter for, a registered investment company or affiliated person of such investment adviser, depositor, or principal underwriter; (c) to disgorge $1,555,485.75, plus prejudgment interest; and (d) to pay a civil money penalty of $260,000.

On August 28, 2018, certain noteholders of AGT unaffiliated with AGT’s majority shareholder Ushio America Inc. (“Ushio”) filed an involuntary chapter 11 petition against AGT in the U.S. Bankruptcy Court for the Southern District of Texas. The petition was granted on October 2, 2018. AGT had run out of cash due to Ushio’s refusal to provide further funding and refusal to extend the maturity of prior financing by Ushio which was secured by AGT’s intellectual property (“IP”) and other assets. On December 18, 2018, the court appointed a trustee for AGT, and on July 11, 2019, the court granted the trustee’s motion to convert the case to a Chapter 7 liquidation.

On October 30, 2019, the trustee filed an adversary complaint against Ushio and its affiliates alleging fraud, breach of fiduciary duty and other claims. In essence the trustee alleges that Ushio and its affiliates acted in bad faith in connection with their investment in and control of AGT for the purpose of misappropriating AGT’s IP and other assets. Ushio denies the allegations.

On November 6, 2019, PowerVerde and 374Water Inc. (“374”) entered into a memorandum of understanding (the “MOU”) regarding the strategic relationship between the parties whereby they intend for PowerVerde to provide the complete heat recovery system, including an advanced expander, for 374’s Super Critical Water Oxidation (SCWO) system. The MOU is conditioned upon 374 raising sufficient equity capital by March 31, 2020. Part of the contemplated funding will be used to purchase two nominal 60 kWe expanders from PowerVerde at a price to be agreed upon, which is expected to be approximately $500,000. In addition, upon closing of the financing, 374 will issue equity to PowerVerde in the form of restricted stock and stock options. There can be no assurance that 374 will timely raise the required funding or that the contemplated transactions will be profitable for PowerVerde.

Item 6. Exhibits.

(a)	Exhibits

10.25	Memorandum of Understanding dated November 6, 2019, between PowerVerde Inc. and 374Water Inc.

31.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

In accordance with Section 13(a) or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERVERDE, INC.

Dated: November 14, 2019	By:	/s/ Richard H. Davis

Richard H. Davis
Chief Executive Officer

Dated: November 14, 2019	By:	/s/ John L. Hofmann

John L. Hofmann
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
10.25	Memorandum of Understanding dated November 6, 2019, between PowerVerde Inc. and 374Water Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE