Form 10-K
period 2019-12-31
POWERVERDE, INC.
filed 2020-04-14
CIK 933972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock equity, as of June 30, 2019, the last business day of the issuer’s most recently completed second fiscal quarter: $2,152,000.

As of April 14, 2020, the number of outstanding shares of common stock, $0.0001 par value per share, of the registrant was 31,750,106.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PowerVerde, Inc.

Annual Report on Form 10-K

Year Ended December 31, 2019

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

On November 6, 2019, PowerVerde and 374Water entered into a memorandum of understanding (the “MOU”) regarding the strategic relationship between the parties whereby they intend for PowerVerde to provide the complete heat recovery system, including an advanced expander, for 374Water’s SCWO system. The MOU was conditioned upon 374Water raising sufficient equity capital by March 31, 2020; however, the deadline has been extended by the parties to December 31, 2020. Part of the contemplated funding will be used to purchase two nominal 60 kW expanders from PowerVerde at a price to be agreed upon, which is expected to be approximately $500,000. In addition, upon closing of the financing, 374Water will issue equity to PowerVerde in the form of restricted stock and stock options. There can be no assurance that 374Water will timely raise the required funding or that the contemplated transactions will close or be profitable for PowerVerde. If we do not receive the 374Water order as expected, our business and financial condition will be materially adversely affected, as we do not have any alternatives for generating material revenues in the near future.

On April 15, 2017, the Company entered into an assembly agreement with Liberty Plugins, Inc. (“Liberty”) to assemble Liberty’s Hydra electronic vehicle charging systems and ship completed Hydras to Liberty’s facility in Santa Barbara, California (the “Liberty Agreement”). Liberty has agreed to pay $1,000 for the first 10 Hydras assembled in a month, $750 per Hydra for the next 10 Hydras assembled per month and $500 per Hydra for each Hydra assembled above 20 per month. The Company has never assembled/shipped more than 10 Hydras in any month and does not expect to do so in the future. As of December 31, 2019, the Company has built and shipped 65 Hydras. We received revenue of $24,000 under the Liberty Agreement in 2019 and $31,000 in 2018.

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

Risks Related to General Economic Conditions

Our financial condition and results of operations may be negatively affected by public health crises such as the ongoing coronavirus pandemic.

Severe financial market and economic disruptions may occur in response to public health epidemics, and the U.S. and global economies are suffering huge negative impacts as a result of the ongoing coronavirus pandemic. The rapid spread of the coronavirus, and the fear associated with this pandemic, along with the negative impact on economic growth and financial markets generally, may have a material adverse effect on the demand for our systems in the U.S. and abroad. If our customers and/or sources of financing are materially adversely affected by the pandemic and the accompanying economic crisis, our financial condition and results of operations could be materially adversely affected. Moreover, our operations and productivity could be negatively affected if our employees or agents are quarantined as the result of exposure to coronavirus or another contagious illness. The extent to which the coronavirus crisis impacts us will depend on future developments, which are highly uncertain at this time and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus, its economic and social impact and the measures taken to contain or treat the coronavirus, among others.

Increases in interest rates, or tightening of the supply of capital in the volatile global financial markets, could make it difficult for end-users to finance the cost of a PowerVerde system and could reduce the demand for our products and/or lead to a reduction in the average selling price for our products.

We believe that, in the event that we are able to commercialize our products, many of our end-users will depend on debt financing to fund the initial capital expenditure required to purchase and install a PowerVerde system. As a result, increases in interest rates could make it difficult for our end-users to secure the financing necessary to purchase and install PowerVerde systems on favorable terms, or at all and thus lower demand and reduce our net sales. Due to the overall economic outlook, our end-users may change their decision or change the timing of their decision to purchase and install PowerVerde systems. In addition, we believe that a significant percentage of our end-users will install PowerVerde systems as an investment, funding the initial capital expenditure through a combination of equity and debt. An increase in interest rates could lower an investor’s return on investment in PowerVerde systems, or make alternative investments more attractive relative to PowerVerde systems, and, in each case, could cause these end-users to seek alternative investments. A reduction in the supply of project debt financing or equity investments could reduce the number of our projects that receive financing and thus lower demand for PowerVerde systems.

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

The market for electricity generation products is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the United States and in a number of other countries, these regulations and policies have been modified in the past and may be modified again in the future. These regulations and policies could deter end-user purchases of our systems. The current US presidential administration is generally skeptical of government support for the alternative energy industry, and this policy change from the prior administration may materially adversely affect our business.

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

Our products are energy-efficient electric generators which compete primarily with conventional fossil fuel-generated electricity produced and delivered by conventional utility companies. The significant decreases in the prices of oil and natural gas in recent years, and in particular the sharp drop in these prices in early 2020, have materially adversely affected our competitive position. If sustained, these lower fossil fuel prices and the corresponding lower cost of fossil fuel-generated electricity could materially adversely affect our business.

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

Period Beginning	Period Ending	High	Low
January 1, 2018	March 31, 2018	$0.18	$0.07
April 1, 2018	June 30, 2019	$0.15	$0.11
July 1, 2018	September 30, 2018	$0.14	$0.11
October 1, 2018	December 31, 2018	$0.11	$0.01
January 1, 2019	March 31, 2019	$0.94	$0.05
April 1, 2019	June 30, 2019	$0.15	$0.08
July 1, 2019	September 30, 2019	$0.15	$0.08
October 1, 2019	December 31, 2019	$0.18	$0.00
January 1, 2020	March 31, 2020	$0.25	$0.08
April 1, 2020	April 9, 2020	$0.24	$0.19

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

In 2019, we issued convertible promissory notes in the aggregate principal amount of $300,000 to stockholders in connection with loans in the same amount. The notes are to be paid in one principal payment, along with any unpaid interest by December 31, 2021. Interest is payable semiannually at 10%. The notes were convertible into common stock at a price of $.20 per share through December 31, 2019, and are convertible at $.30 per share from January 1, 2020, through December 31, 2020, and $.40 per share from January 1, 2021, through the maturity date of December 31, 2021.

In December 2019, we issued a convertible promissory note in the principal amount of $25,000 to a stockholder in connection with a loan in the same amount. The note is to be paid in one principal payment, along with any unpaid interest by December 31, 2022. Interest is payable semiannually at 10%. The note is convertible into common stock at a price of $.20 per share through December 31, 2020, $.30 per share from January 1, 2021 through December 31, 2021, and $.40 per share from January 1, 2022, through the maturity date of December 31, 2022.

In February 2020, the Company issued a convertible promissory note in the principal amount of $100,000 to a stockholder in connection with a loan in the same amount. The note is to be paid in one principal payment, along with any unpaid interest by December 31, 2022. Interest is payable semiannually at 10%. The note is convertible into common stock at a price of $.20 per share through December 31, 2020, $.30 per share from January 1, 2021 through December 31, 2021, and $.40 per share from January 1, 2022, through the maturity date of December 31, 2022.

Issuer Purchases of Equity Securities

During the years ended December 31, 2019, and 2018, there were no equity securities repurchases by the Company.

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

Revenue Recognition

Revenue from royalties and assembly services are unrelated to our planned operations. Royalties are recognized as earned in the period the sales to which the royalties relate occur. Manufacturing assembly services are recognized as revenue when the assembled product is delivered to the customer. Revenues recognized under these agreements amount to 100% of total revenues for the years ended December 31, 2019 and 2018.

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All outstanding warrants as of December 31, 2019 and 2018, were classified as equity.

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

Results of Operations

Years ended December 31, 2019 and 2018

We had no revenues in 2019 other than $24,000 for assembly revenues under the Liberty Agreement. In 2018, we generated $31,000 in assembly revenues under the Liberty Agreement along with $159,094 in Biotech IP license revenue in the first quarter, representing the final payment under our license agreement. In both years, we had substantial expenses due to our ongoing research and development activities and efforts to commercialize our systems, as well as substantial administrative expenses associated with our status as a public company. Our research and development expenses decreased by $411,823 (65.3%) in 2019 compared to 2018, and our general and administrative expenses decreased by $21,841 (9.1%). The decrease in expenses is primarily due to the decrease in stock option issuances and legal fees. Our net loss decreased by 24.2% in 2019 even though we had no Biotech IP revenue in 2019. Substantial net losses will continue until we are able to successfully commercialize and market our systems, as to which there can be no assurance.

Liquidity and Capital Resources

We have financed our operations since inception principally through the sale of debt and equity securities. Also, from 2012-18 we received material amounts of Biotech IP licensing fees. As of December 31, 2019, we had a working capital deficit of $63,639 as compared to working capital of $9,788 as of December 31, 2018. Our negative working capital position is due primarily to substantial administrative expenses associated with our status as a public company and our inability to raise significant capital. .

Our Biotech IP license agreement expired in March 2018 due to the expiration of our underlying patents. Consequently, we have no further material source of revenues. We are generating some revenue by using our employee to provide part-time skilled manufacturing services to a third party under the Liberty Agreement; however, we expect this arrangement to generate no more than $3,000 per month. This arrangement generated revenues of $24,000 in 2019 and $31,000 in 2018. We expect to generate substantial revenue from the 374Water/Duke project in 2020 if we receive the expected purchase order; however, there can be no assurance that we will receive the purchase order.

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

Our chief executive officer and chief financial officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992). Based on this evaluation, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in internal control over financial reporting during the fourth quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The names of our officers and directors, as well as certain information about them are set forth below:

Name	Age	Position(s)	Held Since

Richard H. Davis	62	Chief Executive Officer, Director	2008

Daniel T. Bogar	60	President	2019

John L. Hofmann	61	Chief Financial Officer	2011

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

Daniel T. Bogar. Mr. Bogar is an executive with decades of experience in managing, growing and financing companies. From 1987-2000 he served in various management positions with Cellstar Corporation, a pioneer provider of cellular telephone service, in Miami, Florida, and Mexico City, Mexico. In his last position with Cellstar, Mr. Bogar served as President of the Americas region from 1999-2000. From 2000-2009, he served as Managing Director of Stanford Group Holdings (“Stanford”), a wealth management firm based in Houston, Texas. Mr. Bogar served as President/COO of American Green Technology, Inc./Vida Shield (“AGT”), a South Bend, Indiana manufacturer of LED industrial lighting products and anti-microbial lighting products, from inception in 2009 until 2018. Since 2019, Mr. Bogar has served as an adjunct professor of management at the McCoy School of Business, Texas State University, San Marcos, Texas.

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

John L. Hofmann. Mr. Hofmann became our Chief Financial Officer in August 2011. Since December 2017, he has been a partner in the accounting firm of KSDT and Company, Miami, Florida (“KSDT”). Previously, he was president of J L Hofmann & Associates, P.A., Coral Gables, Florida (“JLHPA”), where he provided financial consulting and accounting services to select clientele since 1990. JLHPA and KSDT have provided services to PowerVerde since July 2010. Mr. Hofmann also serves as Operating Partner of Taft Street Partners I, Ltd., providing consulting services and capital for commercial and residential real estate projects. Mr. Hofmann started his career working with multinational companies for ten years as a Senior Manager for PricewaterhouseCoopers LLP (“PwC”). While at PwC, he traveled extensively primarily working on international tax matters and issues concerning the Internal Revenue Service. Locally, Hofmann has worked with the Miami Dolphins, Carnival Cruise Line, Royal Caribbean Cruise Line, Resorts International and Terremark Worldwide. Mr. Hofmann earned his Bachelor of Science in Accounting at the University of Florida and obtained his Master of Science in Taxation from Florida International University. Mr. Hofmann became a Certified Public Accountant through the Florida Board of Accountancy in 1982. He is a member of the Florida Institute of CPAs.

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

All of the Advisory Board Members are PowerVerde shareholders.

Compliance with Section 16(a) of the Securities and Exchange Act of 1934

Under the securities laws of the United States, our directors, executive officers and any persons holding more than 10% of the Company’s common stock are required to report their initial ownership of the Company’s common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to identify in this Report those persons who failed to timely file these reports. All of the filing requirements were satisfied in 2019. In making this disclosure, we have relied solely on written representations of our directors and executive officers and copies of the reports that have been filed with the Commission.

Code of Ethics

We have not adopted a code of ethics for our management because of the costs involved and our lack of resources and limited operations.

ITEM 11.	EXECUTIVE COMPENSATION.

Through April 2020, we have not paid any cash compensation to officers or directors in such capacity. Since becoming PowerVerde officers, Messrs Davis and Hofmann have received as compensation only grants of options and warrants.

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

On September 1, 2019, we hired Daniel Bogar to serve as our President, reporting to the CEO. As compensation, Mr. Bogar received a fully-vested non-qualified option to purchase 1,000,000 shares of our common stock at an exercise price of $.10 per share, with an expiration date of June 30, 2026. In addition, Mr. Bogar will receive an annual salary of $90,000 beginning on the closing of a private financing with gross proceeds of at least $1,000,000; however, we will be permitted to defer the salary to the extent required to maintain solvency.

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

The following table sets forth certain information as of April 14, 2020, regarding the beneficial ownership of our common stock by (i) each of our directors and “named executive officers”; and (ii) all of our executive officers and directors as a group. To our knowledge, no other person beneficially owns more than 5% of our common stock. As of April 14, 2020, we had 31,750,106 shares outstanding.

Name and Address of Beneficial Owner	Shares Owned	Percent of Class
George Konrad[1]	4,027,408	12.68%
21615 N Second Avenue
Phoenix, AZ 85027

Bryce Johnson[2]	2,608,333	8.69%
7595 E. Gray Road
Scottsdale, Arizona 85266

Fred Barker[3]	1,695,990	5.34%
21615 N Second Avenue
Phoenix, AZ 85027

Officers and Directors
Richard H. Davis[4]	4,103,033	12.92%
8365 SW 168 Terrace
Palmetto Bay, FL l33157

Daniel T. Bogar[5]	1,000,000	3.15%
1415 Pioneer Drive
New Braunfels, TX 78132

John L. Hofmann[6]	2,000,000	6.30%
9300 S. Dadeland Blvd, Ste 600
Miami, FL 33156

All Directors and Executive Officers as a group (3 persons)[7]	7,103,033	22.37%

1 Mr. Konrad resigned as President and Director in October 2012. At that time, he surrendered 3,000,000 shares of common stock to our Treasury.

2 Mr. Johnson resigned as an officer and director in March 2013. Includes 900,000 shares represented by currently exercisable warrants.

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

6 All of these shares are represented by currently exercisable options.

7 Includes 6,700,000 shares represented by currently exercisable options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

See Item 11. “Executive Compensation.”

Mr. Barker resigned from his positions as an officer and director of the Company in January 2015.

Since July 2010, Mr. Hofmann’s accounting firms, J.L. Hofmann & Associates P.A. and Kabat, Scherzer, de la Torre, Taraboulos & Co. LLC (“KSDT”) have provided financial consulting and accounting services to PowerVerde. We paid KSDT $37,334 and $37,280 in the years ended December 31, 2019 and 2018, respectively.

We do not have any independent directors, as our sole director Mr. Davis is an officer. We intend to seek qualified independent directors to serve on our Board of Directors by the end of 2020.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Cherry Bekaert LLP, Certified Public Accountants (“CB”) was designated by our Board of Directors to audit the consolidated financial statements of our company for the fiscal years ended December 31, 2019 and 2018. The following table summarizes the aggregate fees billed and expected to be billed to us by CB for the fiscal years ended December 31, 2019 and 2018, respectively:

Principal Accountant Fees and Service

	2019	2018
Audit Fees	$52,750	$52,500

Total	$52,750	$52,500

Audit Fees

The aggregate fees billed and expected to be billed by CB for professional services rendered for the fiscal years ended 2019 and 2018, respectively, including fees associated with the annual audit, the reviews of the consolidated financial statements included in our Forms 10-K, the reviews of the quarterly reports on Form 10-Q, fees related to filings with the Securities and Exchange Commission and consultations on accounting issues and the application on new accounting pronouncements were approximately $52,750 and $52,500 for both 2019 and 2018, respectively.

Tax Fees

The aggregate fees billed or expected to be billed by JLHPA and KSDT for tax compliance, tax advice and tax planning rendered to the Company for each of the fiscal years ended December 31, 2019 and 2018 were approximately $2,000.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

See Exhibit Index and Financial Statements Index, below.

PowerVerde, Inc.
Annual Report on Form 10-K
Year Ended December 31, 2019

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Vyrex Corporation as filed with the Delaware Secretary of State on September 8, 2005. [1]

3.2	Bylaws of Vyrex Corporation, dated as of September 9, 2005. [1]

3.3	Amended and Restated Certificate of Incorporation of Vyrex Corporation as filed with the Delaware Secretary of State on August 14, 2008. [2]

10.1	Agreement and Plan of Merger, dated as of February 11, 2008 by and among Vyrex Corporation, Vyrex Acquisition Corporation and PowerVerde, Inc. [3]

10.4	Intellectual Property Transfer Agreement dated as of March 4, 2009, between PowerVerde, Inc. and Edward C. Gomez. [6]

10.9	Agreement dated April 7, 2011, between PowerVerde, Inc. and George Konrad. [8]

10.10	Employment Agreement dated April 7, 2011, between PowerVerde, Inc. and George Konrad. [8]

10.11	Employment Agreement dated as of June 15, 2011, between PowerVerde, Inc. and Mark P. Prinz [16]

10.14	Amendment to Agreement dated August 19, 2011, between PowerVerde, Inc. and George Konrad.[16]

10.16	Binding Letter of Intent for Acquisition dated November 1, 2011, between PowerVerde, Inc., Bryce Johnson, Paul Kelly and Vince Hils. 10,

10.18	Membership Interest Purchase Agreement between PowerVerde, Inc., Bryce Johnson, Paul Kelly and Vince Hils dated March 30, 2012. [12]

10.19	Agreement dated October 16, 2012, among PowerVerde, Inc., George Konrad and Arizona Research and Development Inc. [13]

10.20	Consulting Agreement between the Company and Waste Heat Solutions LLC dated October 25, 2012. [14]

10.21	Form of Series A Secured Promissory Note dated December 2012. [14]

10.22	Security Agreement between PowerVerde Inc. and Series A Note holders dated December 31, 2012. [14]

10.23	Amendment to the Settlement Agreement between the Company and George Konrad dated February 7, 2014. [15]

10.24	Assignment of Intellectual Property Agreement between the Company and Vyrex IP Holdings Inc. dated June 30, 2015. [17]

10.25	Form of Series B Convertible Promissory Note, dated January 2019.[18]

21.1	Subsidiaries of the Company. [1]

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002. *

*       Filed herewith.

[1]	Previously filed on Form 8-K filed with the SEC on October 21, 2005.
[2]	Previously filed on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 19, 2008.
[3]	Previously filed on Form 8-K with the SEC on February 12, 2008. Nonmaterial schedules and exhibits identified in the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-B. The Company agrees to furnish supplementally to the SEC upon request by the SEC a copy of any omitted schedule(s) or exhibit(s).
[4]	Previously filed on Form 10-K for the year ended December 31, 2008, as filed with the SEC on April 15, 2009.
[5]	Previously filed on Form 10-Q for the quarter ended September 30, 2009, as filed with the SEC on November 17, 2009.
[6]	Previously filed on Form 10-K for the year ended December 31, 2008, as filed with the SEC on April 15, 2009.
[7]	Previously filed on Form 8-K filed with the SEC on February 4, 2011.
[8]	Previously filed on Form 10-K for the year ended December 31, 2010, as filed with the SEC on April 7, 2011.
[9]	Previously filed on Form 8-K filed with the SEC on September 30, 2011
[10]	Previously filed on Form 8-K filed with the SEC on November 7, 2011
[11]	Previously filed on Form 8-K filed with the SEC on February 9, 2012.
[12]	Previously filed on Form 8-K filed with the SEC on April 5, 2012.
[13]	Previously filed on Form 8-K filed with the SEC on October 22, 2012.
[14]	Previously filed on Form 10-K for the year ended December 31, 2012, as filed with the SEC on May 16, 2013.
[15]	Previously filed on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 17, 2014.
[16]	Previously filed on Form 10-Q for the quarter ended June 30, 2011, as filed with the SEC on August 22, 2011.
[17]	Previously filed on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 30, 2016.
[18]	Previously filed on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 29, 2019.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERVERDE, INC.

Dated: April 14, 2020	by:	/s/ Richard H. Davis
Richard H. Davis
CEO and Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Richard H. Davis.	Chief Executive Officer, Director	April 14, 2020

/S/ John L. Hofmann	Chief Financial Officer	April 14, 2020

PowerVerde, Inc. and Subsidiary

Annual Report on Form 10-K

Year Ended December 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PowerVerde, Inc. and Subsidiary

Miami, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PowerVerde, Inc. and subsidiary (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has historically incurred net losses and negative operating cash flows and its principal source of revenue related to a license that expired in March 2018. As of December 31, 2019, the Company had an accumulated deficit of $12,572,714. These factors, and others discussed in Note 2, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cherry Bekaert LLP

Fort Lauderdale, Florida

April 14, 2020

PowerVerde, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
Assets
Current Assets:
Cash	$20,033	$8,482
Accounts receivable	6,000	10,000
Prepaid expenses	11,460	10,866
Total Current Assets	37,493	29,348

Property and Equipment
Property and equipment, net of accumulated depreciation of $107,641 and $107,007, respectively	—	634

Other Assets
License, net of accumulated amortization of $25,822	—	74,178
Total Assets	$37,493	$104,160

Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities:
Accounts payable and accrued expenses	$101,131	$39,136
Total Current Liabilities	101,131	39,136

Long Term Liabilities
Convertible notes payable, related parties, net of issuance costs	306,254	—
Total Long Term Liabilities	306,254	—

Total Liabilities	407,385	39,136

Stockholders’ (Deficit) Equity
Preferred stock:
50,000,000 shares authorized, 0 shares issued at December 31, 2019 and 2018
Common stock:
200,000,000 common shares authorized, par value $0.0001 per share, 40,300,106 common shares issued and 31,750,106 shares outstanding at December 31, 2019 and December 31, 2018, respectively	3,981	3,981
Additional paid-in capital	12,689,980	12,609,980
Treasury stock, 8,550,000 shares at cost	(491,139)	(491,139)
Accumulated deficit	(12,572,714)	(12,057,798)

Total Stockholders’ (Deficit) Equity	(369,892)	65,024

Total Liabilities and Stockholders’ (Deficit) Equity	$37,493	$104,160

The accompanying notes are an integral part of these consolidated financial statements.

PowerVerde, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2019 and 2018

	2019	2018
Revenue	$24,000	$190,094

Operating Expenses
Research and development	218,919	630,742
General and administrative	217,510	239,352
Total Operating Expenses	436,429	870,094

Loss from Operations	(412,429)	(680,000)

Other Income (Expenses)
Interest income	—	1,621
Loss on impairment	(69,178)
Interest expense	(33,309)	(699)
Total Other Income (Expenses)	(102,487)	922

Loss before Income Taxes	(514,916)	(679,078)
Provision for Income Taxes	—	—

Net Loss	$(514,916)	$(679,078)

Net Loss per Share - Basic and Diluted	$(0.02)	$(0.02)
Weighted Average Common Shares Outstanding - Basic and Diluted	31,750,106	31,750,106

The accompanying notes are an integral part of these consolidated financial statements.

PowerVerde, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended December 31, 2019 and 2018

	Common Shares	Common Stock	Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Total Stockholder’ Equity (Deficit)
Balances, December 31, 2017	31,750,106	$3,981	$12,129,331	$(491,139)	$(11,378,720)	$263,453
Stock-based compensation	—	—	480,649	—	—	480,649
Net loss	—	—	—	—	(679,078)	(679,078)
Balances, December 31, 2018	31,750,106	$3,981	$12,609,980	$(491,139)	$(12,057,798)	$65,024
Stock-based compensation	—	—	80,000	—	—	80,000
Net loss	—	—	—	—	(514,916)	(514,916)
Balances, December 31, 2019	31,750,106	$3,981	$12,689,980	$(491,139)	$(12,572,714)	$(369,892)

The accompanying notes are an integral part of these consolidated financial statements.

PowerVerde, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2019 and 2018

	2019	2018
Cash Flows from Operating Activities
Net loss	$(514,916)	$(679,078)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Impairment of intangible assets	69,178	—
Depreciation and amortization	5,634	19,963
Amortization of debt issuance costs	7,254	—
Stock based compensation	80,000	480,649
Changes in operating assets and liabilities
Accounts receivable and prepaid expenses	3,406	357,030
Interest receivable	—	756
Accounts payable and accrued expenses	61,996	(56,174)
Note receivable	—	34,000

Cash (Used In) Provided by Operating Activities	(287,449)	157,146

Cash Flows from Financing Activities
Proceeds from notes payables, related parties	325,000	—
Payment for debt issuance costs	(26,000)	—
Principal payments on notes payable, related parties	—	(150,000)

Cash Provided by/Used in) Financing Activities	299,000	(150,000)

Net Increase in Cash and Cash Equivalents	11,551	7,146
Cash and cash equivalents at Beginning of Period	8,482	1,336
Cash and cash equivalents at End of Period	$20,033	$8,482

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$25,871	$699

Supplemental Schedule of Non-Cash Activities
Note receivable in connection with Liberty accounts receivable	$—	$3,000

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

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred recurring operating losses and negative cashflows from operations in 2019. Additionally, 84% of the Company’s revenues in 2018 result from royalties related to a license that expired in March 2018, so such revenues will not recur beyond that date, and the Company currently has limited additional sources of revenues for the foreseeable future. The Company has historically relied upon unrelated and related party debt and equity financing to fund its cash flow shortages and will require either additional debt or equity financing to sustain its operations. The Company had a net loss of $514,916 in 2019 because the royalties under its biotech licensing agreement expired in March 2018. Those factors create substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable

Accounts receivable consist of balances due for assembly services. The Company monitors accounts receivable and provides allowances when considered necessary. At December 31, 2019 and 2018, accounts receivable were considered to be fully collectible. Accordingly, no allowance for doubtful accounts was provided.

Revenue Recognition

Royalties are recognized as earned in the period the sales to which the royalties relate occur. Manufacturing assembly services are recognized as revenue when the assembled product is delivered to the customer. Revenues recognized under these agreements amount to 100% of total revenues for the years ended December 31, 2019 and 2018.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Expenditures for major betterments and additions are capitalized, while replacement, maintenance and repairs, which do not extend the lives of the respective assets, are expensed as incurred. Depreciation of property and equipment were $634 and $7,589 for the years ended December 31, 2019 and 2018, respectively.

Impairment of Long-Lived Assets

Impairment losses are recorded on long-lived assets (property, equipment and intellectual property) used in operations when impairment indicators are present and the undiscounted expected cash flows estimated to be generated by those assets are less than the carrying value of such assets. In 2019, the Company recognized an impairment loss of $69,178. There was no impairment in 2018.

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

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company, or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All outstanding warrants as of December 31, 2019 and 2018 were classified as equity.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2015, 2016, 2017 and 2018, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2019.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we received an assessment for interest and/or penalties, it has been classified in the consolidated financial statements as general and administrative expense.

Research and Development Costs

The Company’s research and development costs are expensed in the period in which they are incurred. Such expenditures amounted to $218,919 and $630,742 for the years ended December 31, 2019 and 2018, respectively.

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

Note 4 – Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases,” which created a new Topic, ASC Topic 842 and established the core principle that a lessee should recognize the assets, representing rights-of-use, and liabilities to make lease payments that arise from leases. For leases with a term of 12 months or less, a lessee is permitted to make an election under which such assets and liabilities would not be recognized, and lease expense would be recognized generally on a straight-line basis over the lease term. This ASU is effective for public entities for interim and annual reporting periods beginning after December 15, 2018, and early application is permitted. The Company adopted ASC Topic 842 on January 1, 2019 and such adoption did not have any impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU No. 2016-13”). ASU No. 2016-13 affects entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. The amendments in ASU No. 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net carrying value at the amount expected to be collected on the financial asset. ASU No. 2016-13 also amends the impairment model for available-for-sale securities. An entity will recognize an allowance for credit losses on available-for-sale debt securities as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment, as is currently required. ASU No. 2016-13 also requires new disclosures. For financial assets measured at amortized cost, an entity will be required to disclose information about how it developed its allowance for credit losses, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes. For financing receivables and net investments in leases measured at amortized cost, an entity will be required to further disaggregate the information it currently discloses about the credit quality of these assets by year of the asset’s origination for as many as five annual periods. For available for- sale securities, an entity will be required to provide a roll-forward of the allowance for credit losses and an aging analysis for securities that are past due. ASU No. 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years.

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718).” ASU 2018-07 simplifies the accounting for nonemployee stock-based payment transactions. This ASU is effective for public entities for interim and annual reporting periods beginning after December 15, 2018, and early application is permitted. The adoption of this guidance on January 1, 2019 did not have an impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework -Changes to the Disclosure Requirements for Fair Value Measurement (“ASU No. 2018-13”). The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. ASU No. 2018-13 removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for the timing of transfers between levels and the valuation processes for Level 3 fair value measurements. It also adds a requirement to disclose changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and to disclose the range and weighted average of significant unobservable inputs used to develop recurring and nonrecurring Level 3 fair value measurements. For certain unobservable inputs, entities may disclose other quantitative information in lieu of the weighted average if the other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop the Level 3 fair value measurements. In addition, public entities are required to provide information about the measurement uncertainty of recurring Level 3 fair value measurements from the use of significant unobservable inputs if those inputs reasonably could have been different at the reporting date. ASU No. 2018-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. As a smaller reporting company this pronouncement is effective for fiscal years beginning after December 15, 2022.

The Company does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

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

During the year, management of the Company evaluated the continued default by Helidyne and determined that Helidyne will not be able to perform under the license agreement for the foreseeable future. The Company’s license agreement continues to be active and the Company may utilize the Helidyne intellectual property in marketing its own products. Under the terms of the license agreement, the Company has the right to develop a prototype utilizing the Helidyne technology at its own cost. Due to the continued default by Helidyne and the potential cost of developing its own prototype, the Company has determined that the intangible asset related to the above license agreement is impaired and recognized an impairment charge of $69,178 in the second quarter of 2019, which is 100% of the net carrying value. See Note 9.

For the years ended December 31, 2019 and 2018, amortization expense was $5,000 and $12,374 respectively, and accumulated amortization of all intangible assets was $107,641 and $107,007 at December 31, 2019 and 2018, respectively.

Note 6 – Stockholders’ Equity (Deficit)

Warrants

During September 2015, the Company issued five-year warrants to a stockholder for the purchase 25,000 shares of common stock at an exercise price of $.12 per share as additional consideration for a $25,000 loan. These warrants expire in September 2020. As of December 31, 2019, all of these warrants were outstanding.

During June 2016, the Company issued warrants to a stockholder for the purchase of 900,000 shares of common stock at an exercise price of $0.11 per share in consideration for the Company utilizing his facility space from January 2013 to December 2015. These warrants expire in June 2021. As of December 31, 2019, all of these warrants were outstanding.

In July 2016, a warrant for the purchase of 25,000 shares of common stock at an exercise price of $.19 per share was issued to a stockholder as additional consideration for a $25,000 loan. These warrants expire in July 2021. As of December 31, 2019, all of these warrants were outstanding.

In October 2016, another warrant for the purchase of 25,000 shares of common stock was issued to the same stockholder at an exercise price of $.15 per share as additional consideration for extending the maturity of the $25,000 loan for an additional 90 days. These warrants expire in October 2021. As of December 31, 2019, all of these warrants were outstanding.

A summary of warrants issued, exercised and expired during the year ending December 31, 2018 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2018	975,000	$0.11	—
Issued	—	—	—
Expired	—	—	—
Converted to Common Stock Options	—	—	—
Balance at December 31, 2019	975,000	$0.11	—

Note 7 – Stock Options

Stock option activity for the year ended December 31, 2019, is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2018	11,180,500	$0.20	7.02
Granted	1,000,000	0.10	6.50
Expired/forfeited	—	—	—
Options outstanding at December 31, 2019	12,180,500	$0.21	5.59

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

On September 1, 2019, the Company issued a new, immediately vesting stock option for 1,000,000 shares to its newly-hired president Daniel T. Bogar with an exercise price of $.10 per share and an expiration date of June 30, 2026.

Total stock option compensation was $80,000 and $480,649 for the years ended December 31, 2019 and 2018. There is no unrecognized compensation expense associated with the options.

Note 8 – Convertible Notes Payable to Related Parties

In 2019, the Company issued Convertible Promissory Notes totaling 300,000 to stockholders. The notes are to be paid in one principal payment, along with any unpaid interest by December 31, 2021. Interest is payable semiannually at 10%. The notes are convertible into common stock at a price of $.20 per share through December 31, 2019, $.30 per share from January 1, 2020 through December 31, 2020, and $.40 per share from January 1, 2021 through the maturity date of December 31, 2021.

In December 2019, the Company issued a Convertible Promissory Note in the principal amount of $25,000 to a stockholder in connection with a loan in the same amount. The note is to be paid in one principal payment, along with any unpaid interest by December 31, 2022. Interest is payable semiannually at 10%. The notes are convertible into common stock at a price of $.20 per share through December 31, 2020, $.30 per share from January 1, 2021 through December 31, 2021, and $.40 per share from January 1, 2022 through the maturity date of December 31, 2022.

Consequently, Convertible Promissory Notes have been issued in an aggregate principal amount of $325,000 in 2019.

Convertible Notes Payable at December 31, 2019 consisted of the following:

2019

Note payable to stockholders	$325,000
Less: Unamortized debt issuance costs	18,747
Total long-term debt	$306,253

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

On April 15, 2017, the Company entered into an assembly agreement with Liberty Plugins, Inc. (“Liberty”) to assemble Liberty’s Hydra electronic vehicle charging systems and ship completed Hydras to Liberty’s facility in Santa Barbara, California (the “Liberty Agreement”). Liberty has agreed to pay $1,000 for the first 10 Hydras assembled in a month, $750 per Hydra for the next 10 Hydras assembled per month and $500 per Hydra for each Hydra assembled above 20 per month. As of December 31, 2019, the Company has built and shipped 65 Hydras. Revenue of $24,000 and $31,000 for these products is reflected in the net revenue on the Company’s condensed consolidated statements of operations for the years ended December 31, 2019 and 2018, respectively.

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

Significant components of the Company’s net deferred income taxes are as follows:

	December 31,
	2019	2018
Deferred tax assets

Net operating loss carryforwards	$(1,833,083)	$(1,672,766)
Start-up cost	133,424	153,964
Goodwill	319,413	363,979
Stock based compensation	556,177	535,901
Other	1,115	2,564
Deferred tax assets	2,843,212	2,729,174
Less valuation allowance	(2,843,212)	(2,729,174)
Net deferred tax assets after valuation allowance	$—	$—

A reconciliation of the U.S. statutory federal income tax rate to the effective income tax rate (benefit) follows:

Rate Reconciliation

	December 31,
	2019	2018

Federal income tax at statutory rate	$(108,133)	$(142,606)
State Tax	(18,134)	(29,506)
Permanent Differences	89,146	57
Other	14,217	186
Change in Valuation Allowance	22,904	171,869
Net deferred tax assets after valuation allowance	$—	$—

In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more than likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment. After consideration of the evidence, both positive and negative, management has determined that a $2,843,212 valuation allowance at December 31, 2019 is necessary. The change in the valuation allowance for the current year is $22,904, which represents the changes in the deferred items. At December 31, 2019, the Company has available net operating loss carry forwards for federal income tax purposes of $7,222,861 expiring at various times from 2027 through 2032.

Note 11- Related Party Transactions

From July 2010 until December 2017, the accounting firm J.L. Hofmann & Associates, P.A. (“JLHPA”), whose principal is our CFO John L. Hofmann, provided financial consulting and accounting services to the Company. In December 2017, J.L. Hofmann & Associates, P.A. merged with Kabat, Schertzer, De La Torre, Taraboulos & Co, LLC (“KSDT”). The Company paid $37,334 and $37,280 to KSDT for its services in the years ended December 31, 2019 and 2018, respectively.

The Company’s consultant and shareholder Hank Leibowitz receives compensation of $7,500 per month, totaling $90,000 for the 2019. At December 31, 2019, Mr. Leibowitz was owed accrued compensation of $52,500.

Note 12 – Subsequent Events

In the first quarter 2020, the Company issued a Convertible Promissory Note in the principal amount of $100,000 to a stockholder in connection with a loan in the same amount. The note is to be paid in one principal payment, along with any unpaid interest by December 31, 2022. Interest is payable semiannually at 10%. The note is convertible into common stock at a price of $.20 per share through December 31, 2020, $.30 per share from January 1, 2021 through December 31, 2021, and $.40 per share from January 1, 2022 through the maturity date of December 31, 2022.

The Company’s ongoing operations may experience instability and estimates included in the financial statements may change due to current political and economic conditions as a result of public health concerns related to the novel coronavirus, or COVID-19. The duration and intensity of these impacts and resulting disruption and the extent to which these events affect the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted at this time.