Form 10-Q
period 2020-03-31
POWERVERDE, INC.
filed 2020-05-12
CIK 933972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 12, 2020, the issuer had 31,750,106 shares of common stock outstanding.

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

ii

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PowerVerde, Inc. and Subsidiary Condensed Consolidated Balance Sheets March 31, 2020 (Unaudited) and December 31, 2019

	2020	2019
Assets
Current Assets:
Cash	$56,899	$20,033
Accounts receivable	22,000	6,000
Prepaid expenses	15,751	11,460
Total Assets	$94,650	$37,493

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$155,019	$101,131
Total Current Liabilities	155,019	101,131
Long Term Liabilities
Convertible notes payable, related parties, net of issuance costs	401,186	306,254
Total Long Term Liabilities	401,186	306,254

Total Liabilities	556,205	407,385

Stockholders’ Deficit
Preferred stock:
50,000,000 shares authorized, 0 shares issued at March 31, 2020 and December 31, 2019
Common stock:
200,000,000 common shares authorized, par value $0.0001	3,981	3,981
per share, 40,300,106 common shares issued and 31,750,106 shares outstanding at March 31, 2020 and December 31, 2019, respectively
Additional paid-in capital	12,689,980	12,689,980
Treasury stock, 8,550,000 shares at cost	(491,139)	(491,139)
Accumulated deficit	(12,664,377)	(12,572,714)

Total Stockholders’ Deficit	(461,555)	(369,892)

Total Liabilities and Stockholders’ Deficit	$94,650	$37,493

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary Condensed Consolidated Statements of Operations For the three months ended March 31, 2020 and 2019 (Unaudited)

	2020	2019

Revenue	$16,000	$5,000

Operating Expenses
Research and development	34,939	35,059
General and administrative	61,076	60,798
Total Operating Expenses	96,015	95,857

Loss from Operations	(80,015)	(90,857)

Other Expenses
Interest expense	(11,648)	(4,294)
Total Other Expense	(11,648)	(4,294)

Loss before Income Taxes	(91,663)	(95,151)
Provision for Income Taxes	—	—

Net Loss	$(91,663)	$(95,151)

Net Loss per Share - Basic and Diluted	$0.00	$0.00

Weighted Average Common Shares Outstanding - Basic and Diluted	31,750,106	31,750,106

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc and Subsidiary

Condensed Consolidated Changes in Stockholders’ Deficit

For the three months ended March 31, 2020 and 2019

(Unaudited)

For the three months ended March 31, 2019

	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total
Balances at December 31, 2018	$—	$3,981	$12,609,980	$(12,057,798)	$(491,139)	$65,024
Net loss	—	—	—	(95,151)	—	(95,151)
Balances at March 31, 2019	$—	$3,981	$12,609,980	$(12,152,949)	$(491,139)	$(30,127)

For the three months ended March 31, 2020

	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total
Balances at December 31, 2019	$—	$3,981	$12,689,980	$(12,572,714)	$(491,139)	$(369,892)
Net loss	—	—	—	(91,663)	—	(91,663)
Balances at March 31, 2020	$—	$3,981	$12,689,980	$(12,664,377)	$(491,139)	$(461,555)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary Condensed Consolidated Statements of Cash Flows For the three months ended March 31, 2020 and 2019 (Unaudited)

	2020	2019
Cash Flows from Operating Activities
Net Loss	$(91,663)	$(95,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	4,054
Amortization of loan costs	2,932
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets	(20,291)	292
Accounts payable and accrued expenses	53,888	33,665

Cash Used In Operating Activities	(55,134)	(57,140)

Cash Flows from Financing Activities
Proceeds from notes payable, related parties	100,000	290,000
Payments for debt issuance costs	(8,000)	(22,279)

Cash provided by Financing Activities	92,000	267,721

Net Change in Cash and Cash Equivalents	36,866	209,661

Cash and Cash Equivalents at Beginning of Period	20,033	8,482

Cash and Cash Equivalents at End of Period	$56,899	$218,143

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

Note 1 – Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Annual Report of PowerVerde, Inc. (“PowerVerde,” “we,” “us,” “our,” or the “Company”) as of and for the year ended December 31, 2019. The results of operations for the three months ended March 31, 2020, are not necessarily indicative of the results to be expected for the full year or for future periods. The condensed consolidated financial statements include the accounts of PowerVerde, Inc., formerly known as Vyrex Corporation (the “Company”), and PowerVerde Systems, Inc., formerly known as PowerVerde, Inc., its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

Note 2 – Going Concern

We have financed our operations since inception through the sale of debt and equity securities and through Biotech IP licensing revenues which expired in March 2018. As of March 31, 2020, we had a working capital deficit of $60,368 compared to a working capital deficit of $63,638 at December 31, 2019.

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

Accounts Receivable

Accounts receivable consist of balances due from assembly services. The Company monitors accounts receivable and provides allowances when considered necessary. At March 31, 2020, accounts receivable were considered to be fully collectible. Accordingly, no allowance for doubtful accounts was provided.

Revenue Recognition

Royalties are recognized as earned in the period the sales to which the royalties relate occur. Manufacturing assembly services are recognized as revenue when the assembled product is delivered to the customer. Revenues recognized under these agreements amount to 100% of total revenues for the three months ended March 31, 2020 and 2019

Intellectual Property

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

Impairment of Long-Lived Assets

Impairment losses are recorded on long-lived assets (property, equipment and intellectual property) used in operations when impairment indicators are present and the undiscounted expected cash flows estimated to be generated by those assets are less than the carrying value of such assets. As of June 2019, the Company recognized an impairment loss of $69,178. The intellectual property was fully amortized as of December 31, 2019.

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

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company, or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All outstanding warrants as of December 31, 2019 and March 31, 2020 were classified as equity.

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

Research and Development Costs

The Company’s research and development costs are expensed in the period in which they are incurred. Such expenditures amounted to $34,939 and $35,059 for the three months ended March 31, 2020 and 2019, respectively.

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

Note 4 – Recent Accounting Pronouncements

There are several new accounting pronouncements issued or proposed by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial position, operating results, or cash flow.

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

For the three months ended March 31, 2020 and 2019, amortization expense was $0 and $2,500 respectively.

Note 6 – Stockholders’ Deficit

Warrants

A summary of warrants issued, exercised and expired during the three months ended March 31, 2020 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2019	975,000	$.11	$—
Issued	—	—	—
Expired	—	—	—
Balance at March 31, 2020	975,000	$.11	$74,750

Note 7 – Stock Options

Stock option activity for the quarter ended March 31, 2020, is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2019	12,180,500	$0.21	5.59
Granted	—	—	—
Expired/forfeited	—	—	—
Options outstanding at March 31, 2020	12,180,500	$0.21	4.44

There was no stock option compensation for the three months ended March 31, 2020 and 2019 and no unrecognized compensation expense associated with the options.

Note 8 – Convertible Notes Payable to Related Parties

In 2019, the Company issued Convertible Promissory Notes totaling $300,000 to stockholders. The notes are to be paid in one principal payment, along with any unpaid interest by December 31, 2021. Interest is payable semiannually at 10%. The notes are convertible into common stock at a price of $.20 per share through December 31, 2019, $.30 per share from January 1, 2020 through December 31, 2020, and $.40 per share from January 1, 2021 through the maturity date of December 31, 2021.

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

In March 2020, the Company issued a Convertible Promissory Note in the principal amount of $100,000 to a stockholder in connection with a loan in the same amount. The note is to be paid in one principal payment, along with any unpaid interest by December 31, 2022. Interest is payable semiannually at 10%. The note is convertible into common stock at a price of $.20 per share through December 31, 2020, $.30 per share from January 1, 2021 through December 31, 2021, and $.40 per share from January 1, 2022 through the maturity date of December 31, 2022.

Consequently, Convertible Promissory Notes have been issued in an aggregate principal amount of $425,000 in 2019 and the first quarter of 2020.

Convertible Notes Payable at March 31, 2020 consisted of the following:

March 31, 2020

Note payable to stockholders	$425,000

Less: Unamortized debt issuance costs	23,814

Total long-term debt	$401,186

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

On April 15, 2017, the Company entered into an assembly agreement with Liberty Plugins, Inc. (“Liberty”) to assemble Liberty’s Hydra electronic vehicle charging systems and ship completed Hydras to Liberty’s facility in Santa Barbara, California (the “Liberty Agreement”). Liberty has agreed to pay $1,000 for the first 10 Hydras assembled in a month, $750 per Hydra for the next 10 Hydras assembled per month and $500 per Hydra for each Hydra assembled above 20 per month. The Company has never assembled/shipped more than 10 Hydras in any month and does not expect to do so in the future. As of March 31, 2020, the Company has built and shipped 106 Hydras. Revenue of $16,000 and $5,000 for these products is reflected in the net revenue on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019, respectively.

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

Note 10 - Related Party Transactions

Since July 2010, the accounting firm J.L. Hofmann & Associates, P.A. (“JLHPA”), whose principal is our CFO John L. Hofmann, has provided financial consulting and accounting services to the Company. In December 2017, J.L. Hofmann & Associates, P.A. merged with Kabat, Schertzer, De La Torre, Taraboulos & Co, LLC (“KSDT”). The Company paid $9,300 and $$9,614 for its services in the three months ended March 31, 2020 and 2019, respectively.

The Company’s consultant and shareholder Hank Leibowitz receives compensation of $7,500 per month, totaling $22,500 for the three months ended March 31, 2020 and 2019. Mr. Leibowitz was owed accrued compensation of $68,327 and $30,000 as of March 31, 2020 and 2019, respectively.

In connection with the convertible notes that were issued in 2019 and the first quarter of 2020, the Company accrued an 8% finder’s fee to its Chief Executive Officer, Richard Davis, totaling $34,000. Mr. Davis was owed accrued compensation of $9,000 and $5,200 as of March 31, 2020 and 2019, respectively.

Note 11 – Subsequent Events

None

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our condensed consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2014, 2015, 2016, 2017 and 2018, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2020.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the condensed consolidated financial statements as general and administrative expense.

Revenue Recognition

Revenue from royalties and assembly services unrelated to the Company’s planned operations is recognized when the goods or services are transferred to the customer. Royalties are recognized as earned in the period the sales to which the royalties relate occur. Manufacturing assembly services are recognized as revenue when the assembled product is delivered to the customer. Revenues recognized under these agreements amount to 100% of total revenues for the three months ended March 31, 2020 and 2019.

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or netshare settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All outstanding warrants as of March 31, 2020 and 2019 were classified as equity.

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

Since the Merger, we have focused on the development, testing and commercialization of our electric power systems, in particular, their applicability to thermal and natural gas pipeline operations. Our business is subject to significant risks, including the risks inherent in our research and development efforts, uncertainties associated with obtaining and enforcing patents and intense competition. See “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2020.

Except as specifically noted to the contrary, the following discussion relates only to PowerVerde since, as a result of the Merger, the only historical financial statements presented for the Company in periods following the Merger are those of the operating entity, PowerVerde.

Results of Operations

Three Months Ended March 31, 2020 as Compared to Three Months Ended March 31, 2019

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. We generated $16,000 and $5,000 in revenue for assembly revenues under the Liberty Agreement in the first quarter of 2020 and 2019, respectively. In both years, we had substantial expenses due to our ongoing research and development activities and efforts to commercialize our systems, as well as substantial administrative expenses associated with our status as a public company. Our expenses remained consistent in the first quarter of 2020 as compared to the first quarter of 2019. Net losses were consistent in both quarters. Substantial net losses are expected until we are able to successfully commercialize and market our systems, as to which there can be no assurance. Any taxes that might result from net income for financial reporting purposes would be eliminated through use of a portion of the Company’s net operating loss carryforward.

Liquidity and Capital Resources

We have financed our operations since inception principally through the sale of debt and equity securities. Also, from 2012 through March 2018 we received material amounts of Biotech IP licensing fees. As of March 31, 2020, we had a working capital deficit of $60,368 compared to a working capital deficit of $63,638 at December 31, 2019.

Our Biotech IP license agreement expired in March 2018 due to the expiration of our underlying patents. Consequently, we have no further material source of revenues. We are generating some revenue by using our employee to provide part-time skilled manufacturing services to a third party; however, we expect this arrangement to generate no more than $3,000 per month. We expect to generate substantial revenue from the 374Water/Duke project if we receive the expected purchase order, which we expect to receive by the end of 2020; however, there can be no assurance that we will receive the purchase order, whether in 2020 or thereafter.

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework. Based on this evaluation, our management concluded that, as of March 31, 2020, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in internal control over financial reporting during the first quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the 2019 Annual Report. Please refer to that section for disclosure regarding the risks and uncertainties related to our business.

A novel strain of coronavirus (“Covid-19”) emerged globally in December 2019 and has been declared a pandemic. The extent to which Covid-19 will impact our customers, business, results and financial condition will depend on current and future developments, which are highly uncertain and cannot be predicted at this time

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

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

POWERVERDE, INC.

Dated: May 12, 2020	By:	/s/ Richard H. Davis
Richard H. Davis
Chief Executive Officer

Dated: May 12, 2020	By:	/s/ John L. Hofmann
John L. Hofmann
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE