Form 10-Q
period 2020-06-30
POWERVERDE, INC.
filed 2020-08-10
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 10, 2020, the issuer had 31,750,106 shares of common stock outstanding.

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

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

PowerVerde, Inc. and Subsidiary Condensed Consolidated Balance Sheets June 30, 2020 (Unaudited) and December 31, 2019

	2020	2019
Assets
Current Assets:
Cash	$9,528	$20,033
Accounts receivable	13,000	6,000
Prepaid expenses	8,044	11,460
Total Assets	$30,572	$37,493

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$143,759	$101,131
Total Current Liabilities	143,759	101,131

Long Term Liabilities
Convertible notes payable, related parties, net of issuance costs	427,520	306,254
Total Long Term Liabilities	427,520	306,254

Total Liabilities	571,279	407,385

Stockholders’ Deficit
Preferred Stock:
50,000,000 preferred shares authorized, 0 preferred shares issued at June 30, 2020 and December 31, 2019	—	—

Common stock:
200,000,000 common shares authorized, par value $0.0001 per share, 40,300,106 common shares issued and 31,750,106 shares outstanding at June 30, 2020 and December 31, 2019	3,981	3,981
Additional paid-in capital	12,689,980	12,689,980
Treasury stock, 8,550,000 shares at cost	(491,139)	(491,139)
Accumulated deficit	(12,743,529)	(12,572,714)
Total Stockholders’ Deficit	(540,707)	(369,892)

Total Liabilities and Stockholders’ Deficit	$30,572	$37,493

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2020 and 2019

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Revenue	$3,000	$1,000	$19,000	$6,000
Operating Expenses
Research and development	22,500	34,621	57,440	69,680
General and administrative	46,151	48,590	107,227	109,389
Total Operating Expenses	68,651	83,211	164,667	179,069

Loss from Operations	(65,651)	(82,211	(145,667)	(173,069)

Other Expenses
Loss on impairment	—	(69,178)		(69,178)
Interest expense	(13,501)	(9,451)	(25,148)	(13,744)
Total Other Expense	(13,501)	(78,629)	(25,148)	(82,922)

Loss before Income Taxes	(79,152)	(160,840)	(170,815)	(255,991)
Provision for Income Taxes	—	—	—	—

Net Loss	$(79,152)	$(160,840)	$(170,815)	$(255,991)

Net Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding - Basic and Diluted	31,750,106	31,750,106	31,750,106	31,750,106

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc and Subsidiary

Condensed Consolidated Changes in Stockholders’ Equity (Deficit)

For the three and six months ended June 30, 2020 and 2019

(Unaudited)

For the six months ended June 30, 2019
	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total
Balances at December 31, 2018	$—	$3,981	$12,609,980	$(12,057,798)	$(491,139)	$65,024
Net loss	—	—	—	(255,991)	—	(255,991)
Balances at June 30, 2019	$—	$3,981	$12,609,980	$(12,313,789)	$(491,139)	$(190,967)

For the three months ended June 30, 2019
	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total
Balances at March 31, 2019	$—	$3,981	$12,609,980	$(12,152,949)	$(491,139)	$(30,127
Net loss	—	—	—	(160,840)	—	(160,840)
Balances at June 30, 2019	$—	$3,981	$12,609,980	$(12,313,789)	$(491,139)	$(190,967)

PowerVerde, Inc and Subsidiary

Condensed Consolidated Changes in Stockholders’ Equity (Deficit)

For the three and six months ended June 30, 2020 and 2019

(Unaudited)

For the six months ended June 30, 2020
	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total
Balances at December 31, 2019	$—	$3,981	$12,689,980	$(12,572,714)	$(491,139)	$(369,892
Net loss	—	—	—	(170,815)	—	(170,815)
Balances at June 30, 2020	$—	$3,981	$12,689,980	$(12,743,529)	$(491,139)	$(540,707)

For the three months ended June 30, 2020
	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total
Balances at March 31, 2020	$—	$3,981	$12,689,980	$(12,664,377)	$(491,139)	$(461,555)
Net loss	—	—	—	(79,152)	—	(79,152)
Balances at June 30, 2020	$—	$3,981	$12,689,980	$(12,743,529)	$(491,139)	$(540,707)

PowerVerde, Inc. and Subsidiary Condensed Consolidated Statements of Cash Flows For the six months ended June 30, 2020 and 2019 (Unaudited)

	2020	2019
Cash Flows from Operating Activities
Net loss	$(170,815)	$(255,991)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Impairment of intangible assets	—	69,178
Depreciation and amortization	—	5,633
Amortization of debt issuance costs	5,865	2,997
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets	(3,584)	6,324
Accounts payable and accrued expenses	42,628	3,906

Cash Used In Operating Activities	(125,905)	(167,953)

Cash Flows from Financing Activities
Proceeds from notes payable, related parties	125,000	300,000
Payments for debt issuance costs	(9,600)	(24,000)

Cash provided by Financing Activities	115,400	276,000

Net Change in Cash and Cash Equivalents	(10,505)	108,047

Cash and Cash Equivalents at Beginning of Period	20,033	8,482

Cash and Cash Equivalents at End of Period	$9,528	$116,529

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$19,466	$10,747

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2020

Note 1 – Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Annual Report of PowerVerde, Inc. (“PowerVerde,” “we,” “us,” “our,” or the “Company”) as of and for the year ended December 31, 2019. The results of operations for the six months ended June 30, 2020, are not necessarily indicative of the results to be expected for the full year or for future periods. The condensed consolidated financial statements include the accounts of PowerVerde, Inc., formerly known as Vyrex Corporation (the “Company”), and PowerVerde Systems, Inc., formerly known as PowerVerde, Inc., its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation

Note 2 – Going Concern

We have financed our operations since inception through the sale of debt and equity securities and through Biotech IP licensing revenues which expired March 2018. As of June 30, 2020, we had a working capital deficit of $113,187 compared to a working capital deficit of $63,638 at December 31, 2019.

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

Accounts Receivable

Accounts receivable consist of balances due from assembly services. The Company monitors accounts receivable and provides allowances when considered necessary. At June 30, 2020 and December 31, 2019, accounts receivable were considered to be fully collectible. Accordingly, no allowance for doubtful accounts was provided.

Note 3 – Summary of Significant Accounting Policies (continued)

Revenue Recognition

Royalties are recognized as earned in the period the sales to which the royalties relate occur. Manufacturing assembly services are recognized as revenue when the assembled product is delivered to the customer. Revenues recognized under these agreements amount to 100% of total revenues for the three and six months ended June 30, 2020 and 2019.

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

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”). Based on the provisions of ASC 815-40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company, or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All outstanding warrants as of December 31, 2019 and June 30, 2020 were classified as equity.

Accounting for Uncertainty in Income Taxes

The Company follows the provisions of ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There is no uncertain tax positions as of June 30, 2020 and December 31, 2019.

Note 3 – Summary of Significant Accounting Policies (continued)

Research and Development Costs

The Company’s research and development costs are expensed in the period in which they are incurred. Such expenditures amounted to $57,440 and $69,680 for the six months ended June 30, 2020 and 2019, respectively.

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

In the second quarter of 2019, management of the Company evaluated the continued default by Helidyne and determined that Helidyne will not be able to perform under the license agreement for the foreseeable future. The Company’s license agreement continues to be active and the Company may utilize the Helidyne intellectual property in marketing its own products. Under the terms of the license agreement, the Company has the right to develop a prototype utilizing the Helidyne technology at its own cost. Due to the continued default by Helidyne and the potential cost of developing its own prototype, the Company has determined that the intangible asset related to the above license agreement is impaired and recognized an impairment charge of $69,178 in the second quarter of 2019, which is 100% of the net carrying value. See Note 9.

For the six months ended June 30, 2020 and 2019, amortization expense was $0 and $5,000, respectively.

Note 6 – Warrants

A summary of warrants issued, exercised and expired during the six months ended June 30, 2020 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2019	975,000	$.11	$0
Issued	—	—	—
Expired	—	—	—
Converted to Common Stock Options	—	—	—
Balance at June 30, 2020	975,000	$.11	$172,250

Note 7 – Stock Options

Stock option activity for the six months ended June 30, 2020, is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2019	12,180,500	$0.21	5.59
Granted	—	—	—
Expired/forfeited	—	—	—
Options outstanding at June 30, 2020	12,180,500	$0.20	5.14

Total stock option compensation for the six months ended June 30, 2020 and 2019 was $0. There is no unrecognized compensation expense associated with the options.

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

In June 2020, the Company issued a Convertible Promissory Note in the principal amount of $25,000 to a stockholder in connection with a loan in the same amount. The note is to be paid in one principal payment, along with any unpaid interest by December 31, 2023. Interest is payable semiannually at 10%. The note is convertible into common stock at a price of $.20 per share through December 31, 2020, $.30 per share from January 1, 2021 through December 31, 2021, and $.40 per share from January 1, 2022 through the maturity date of December 31, 2023.

Consequently, Convertible Promissory Notes have been issued in an aggregate principal amount of $450,000 through June 30, 2020.

Convertible Notes Payable at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019

Note payable to stockholders	$450,000	$325,000
Less: Unamortized debt issuance costs	22,480	18,747
Total long-term debt	$427,520	$306,253

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

On April 15, 2017, the Company entered into an assembly agreement with Liberty Plugins, Inc. (“Liberty”) to assemble Liberty’s Hydra electronic vehicle charging systems and ship completed Hydras to Liberty’s facility in Santa Barbara, California (the “Liberty Agreement”). Liberty has agreed to pay $1,000 for the first 10 Hydras assembled in a month, $750 per Hydra for the next 10 Hydras assembled per month and $500 per Hydra for each Hydra assembled above 20 per month. The Company has never assembled/shipped more than 10 Hydras in any month and does not expect to do so in the future. As of June 30, 2020, the Company has built and shipped 108 Hydras. Revenue of $19,999 and $6,000 for these products is reflected in the net revenue on the Company’s condensed consolidated statements of operations for the six months ended June 30, 2020 and 2019, respectively.

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

Note 10 - Related Party Transactions

Since July 2010, the accounting firm J.L. Hofmann & Associates, P.A. (“JLHPA”), whose principal is our CFO John L. Hofmann, has provided financial consulting and accounting services to the Company. In December 2017, J.L. Hofmann & Associates, P.A. merged with Kabat, Schertzer, De La Torre, Taraboulos & Co, LLC (“KSDT”). The Company paid $19,100 and $18,914 for its services in the six months ended June 30, 2020 and 2019, respectively.

The Company’s consultant and shareholder Hank Leibowitz receives compensation of $7,500 per month, totaling $45,000 for the six months ended June 30, 2020 and 2019. Mr. Leibowitz was owed accrued compensation of $90,827 and $52,500 as of June 30, 2020 and December 31, 2019, respectively.

In connection with the convertible notes that were issued in 2019 and the first quarter of 2020, the Company accrued an 8% finder’s fee to its Chief Executive Officer, Richard Davis, totaling $34,000. For the convertible note that was issued in the second quarter of 2020, the Company accrued a 6.4% finder’s fee to Mr. Davis, totaling $1,600.

Mr. Davis was owed accrued compensation of $7,600 and $1,000 as of June 30, 2020 and December 31, 2019, respectively.

Note 11 – Subsequent Events

In July 2020, the Company issued Convertible Promissory Notes in the principal amounts of $40,000 and $25,000, respectively, to a stockholder and an investor in connection with loans in the same amounts. Each note is to be paid in one principal payment, along with any unpaid interest by December 31, 2023. Interest is payable semiannually at 10%. Each note is convertible into common stock at a price of $.20 per share through December 31, 2020, $.30 per share from January 1, 2021 through December 31, 2021, and $.40 per share from January 1, 2022 through the maturity date of December 31, 2023.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our condensed consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2014, 2015, 2016, 2017 and 2018, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2020.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the condensed consolidated financial statements as general and administrative expense.

Revenue Recognition

Revenue from royalties and assembly services unrelated to the Company’s planned operations is recognized when the goods or services are transferred to the customer. Royalties are recognized as earned in the period the sales to which the royalties relate occur. Manufacturing assembly services are recognized as revenue when the assembled product is delivered to the customer. Revenues recognized under these agreements amount to 100% of total revenues for the three and six months ended June 30, 2020 and 2019.

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”). Based on the provisions of ASC 815-40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All outstanding warrants as of June 30, 2020 and December 31, 2019 were classified as equity.

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

Results of Operations

Three Months Ended June 30, 2020 as Compared to Three Months Ended June 30, 2019

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. We generated $3,000 and $1,000 in revenue for assembly revenues under the Liberty Agreement in the second quarter of 2020 and 2019, respectively. In both years, we had substantial expenses due to our ongoing research and development activities and efforts to commercialize our systems, as well as substantial administrative expenses associated with our status as a public company. Our general administrative expenses remained consistent in the second quarter of 2020 as compared to the second quarter of 2019. Our research and development expenses decreased by $12,121 (35.0%), primarily because of a decrease in personnel costs. Substantial net losses are expected until we are able to successfully commercialize and market our systems, as to which there can be no assurance. Any taxes that might result from net income for financial reporting purposes would be eliminated through use of a portion of the Company’s net operating loss carryforward.

Six Months Ended June 30, 2020 as Compared to Six Months Ended June 30, 2019

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. We generated $19,000 and $6,000 in revenue for assembly revenues under the Liberty Agreement in the first six months of 2020 and 2019, respectively. In both years, we had substantial expenses due to our ongoing research and development activities and efforts to commercialize our systems, as well as substantial administrative expenses associated with our status as a public company. Our general administrative expenses remained consistent in the second quarter of 2020 as compared to the second quarter of 2019. Our research and development expenses decreased by $12,240 (17.6%), primarily because of a decrease in personnel costs. Substantial net losses are expected until we are able to successfully commercialize and market our systems, as to which there can be no assurance. Any taxes that might result from net income for financial reporting purposes would be eliminated through use of a portion of the Company’s net operating loss carryforward.

Liquidity and Capital Resources

We have financed our operations since inception principally through the sale of debt and equity securities. Also, from 2012 through March 2018 we received material amounts of Biotech IP licensing fees. As of June 30, 2020, we had a working capital deficit of $113,187 compared to a working capital deficit of $63,638 at December 31, 2019.

Our Biotech IP license agreement expired in March 2018 due to the expiration of our underlying patents. Consequently, we have no further material source of revenues. We are generating some revenue by using our employee to provide part-time skilled manufacturing services to third parties; however, we expect this arrangement to generate no more than $5,000 per month. We expect to generate substantial revenue from the 374 Water/Duke project in 2020 if we receive the expected purchase order; however, there can be no assurance that we will receive the purchase order.

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework. Based on this evaluation, our management concluded that, as of June 30, 2020, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in internal control over financial reporting during the second quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2020, we issued a Convertible Promissory Note in the principal amount of $25,000 to a stockholder in connection with a loan in the same amount. The note is to be paid in one principal payment, along with any unpaid interest by December 31, 2023. Interest is payable semiannually at 10%. The note is convertible into common stock at a price of $.20 per share through December 31, 2020, $.30 per share from January 1, 2021 through December 31, 2021, and $.40 per share from January 1, 2022 through the maturity date of December 31, 2023.

In July 2020, we issued Convertible Promissory Notes in the principal amounts of $40,000 and $25,000, respectively, to a stockholder and an investor in connection with loans in the same amounts. Each note is to be paid in one principal payment, along with any unpaid interest by December 31, 2023. Interest is payable semiannually at 10%. Each note is convertible into common stock at a price of $.20 per share through December 31, 2020, $.30 per share from January 1, 2021 through December 31, 2021, and $.40 per share from January 1, 2022 through the maturity date of December 31, 2023.

In connection with the June 2020 convertible note, we accrued a 6.4% finder’s fee to our Chief Executive Officer, Richard Davis, totaling $1,600.

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

POWERVERDE, INC.

Dated: August 10, 2020	By:	/s/ Richard H. Davis
Richard H. Davis
Chief Executive Officer

Dated: August 10, 2020	By:	/s/ John L. Hofmann
John L. Hofmann
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE