Form 10-Q
period 2020-09-30
POWERVERDE, INC.
filed 2020-11-16
CIK 933972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2020

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

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 13, 2020, the issuer had 27,747,698 shares of common stock outstanding.

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

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PowerVerde, Inc. and Subsidiary Condensed Consolidated Balance Sheets September 30, 2020 and December 31, 2019 (Unaudited)

	2020	2019
Assets
Current Assets:
Cash	$138,991	$20,033
Accounts receivable	19,000	6,000
Prepaid expenses	14,224	11,460
Total Current Assets	$172,215	$37,493

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$186,418	$101,131
Total Current Liabilities	186,418	101,131

Long Term Liabilities
Convertible notes payable to related parties, net of debt discount and issuance costs	228,244	211,900
Convertible notes payable, net of debt discount and issuance costs	245,511	94,354
Total Long Term Liabilities	473,755	306,254

Total Liabilities	660,173	407,385

Stockholders’ Deficit
Preferred Stock:
50,000,000 preferred shares authorized, 0 preferred shares issued at September 30, 2020 and December 31, 2019	—	—
Common stock:
200,000,000 common shares authorized, par value $0.0001 per share, 40,300,106 common shares issued; 27,747,698 and 31,750,106 common shares outstanding at September 30, 2020 and December 31, 2019, respectively	3,981	3,981
Additional paid-in capital	13,165,280	12,689,980
Treasury stock, 12,577,408 and 8,550,000 shares at cost, respectively	(791,139)	(491,139)
Accumulated deficit	(12,866,080)	(12,572,714)
Total Stockholders’ Deficit	(487,958)	(369,892)

Total Liabilities and Stockholders’ Deficit	$172,215	$37,493

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary Condensed Consolidated Statements of Operations For the three and nine months ended September 30, 2020 and 2019 (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Revenue	$6,000	$3,000	$25,000	$9,000

Operating Expenses
Research and development	22,500	114,620	79,939	184,301
General and administrative	82,927	49,938	190,154	159,326
Total Operating Expenses	105,427	164,558	270,093	343,627

Loss from Operations	(99,427)	(161,558)	(245,093)	(334,627)

Other Income (Expenses)
Loss on impairment	—	—	—	(69,178)
Interest expense	(23,124)	(9,265)	(48,273)	(23,009)
Total Other Expense	(23,124)	(9,265)	(48,273)	(92,187)

Loss before Income Taxes	(23,124)	(9,265)	(293,366)	(92,187)
Provision for Income Taxes	—	—	—	—

Net Loss	$(122,551)	$(170,823)	$(293,366)	$(426,814)

Net Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding - Basic and Diluted	31,706,602	31,750,106	31,735,499	31,750,106

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc and Subsidiary

Condensed Consolidated Changes in Stockholders’ Deficit

For the three and nine months ended September 30, 2020 (Unaudited)

For the nine months ended September 30, 2020

	Common Shares	Common Stock	Additional paid-in capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Deficit
Balances at December 31, 2019	31,750,106	$3,981	$12,689,980	$(491,139)	$(12,572,714)	$(369,892)
Repurchase of Common Stock Shares from related party	(4,027,408)	—	—	(300,000)	—	(300,000)
Issuance of Common Stock	25,000	—	3,000	—	—	3,000
Beneficial Conversion Feature on Convertible Notes Payable	—	—	472,300	—	—	472,300
Net loss	—	—	—	—	(293,366)	(293,366)
Balances at September 30, 2020	27,747,698	$3,981	$13,165,280	$(791,139)	$(12,866,080)	$(487,958)

For the three months ended September 30, 2020

	Common Shares	Common Stock	Additional paid-in capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Deficit
Balances at June 30, 2020	31,750,106	$3,981	$12,689,980	$(491,139)	$(12,743,529)	$(540,707)
Repurchase of Common Stock Shares from related party	(4,027,408)	—	—	(300,000)	—	(300,000)
Issuance of Common Stock	25,000	—	3,000	—	—	3,000
Beneficial Conversion Feature on Convertible Notes Payable	—	—	472,300	—	—	472,300
Net loss	—	—	—	—	(122,551)	(122,551)
Balances at September 30, 2020	27,747,698	$3,981	$13,165,280	$(791,139)	$(12,866,080)	$(487.958)

PowerVerde, Inc and Subsidiary

Condensed Consolidated Changes in Stockholders’ Deficit

For the three and nine months ended September 30, 2019

(Unaudited)

For the nine months ended September 30, 2019

	Common Shares	Common Stock	Additional paid-in capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Deficit
Balances at December 31, 2018	31,750,106	$3,981	$12,609,980	$(491,139)	$(12,057,798)	$65,024
Stock based compensation	—	—	80,000	—	—	80,000
Net loss	—	—	—	—	(426,814)	(426,814)
Balances at September 30, 2019	31,750,106	$3,981	$12,689,980	$(491,139)	$(12,484,612)	$(281,790)

For the three months ended September 30, 2019

	Common Shares	Common Stock	Additional paid-in capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Deficit
Balances at June 30, 2019	31,750,106	$3,981	$12,609,980	$(491,139)	$(12,313,789)	$(190,967)
Stock based compensation	—	—	80,000	—	—	80,000
Net loss	—	—	—	—	(170,823)	(170,823)
Balances at September 30, 2019	31,750,106	$3,981	$12,689,980	$(491,139)	$(12,484,612)	$(281,790)

PowerVerde, Inc. and Subsidiary Condensed Consolidated Statements of Cash Flows For the nine months ended September 30, 2020 and 2019 (Unaudited)

	2020	2019
Cash Flows From Operating Activities
Net loss	$(293,366)	$(426,814)
Adjustments to reconcile net loss to net cash to net cash used by operating activities:
Impairment of intangible assets	—	69,178
Depreciation and amortization	—	5,633
Amortization of debt issuance costs	10,060	5,097
Amortization of debt discount	6,366	—
Stock based compensation	—	80,000
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	(15,764)	(7,393
Accounts payable and accrued expenses	85,287	21,921)

Cash Used In Operating Activities	(207,417)	(252,378)

Cash Flows from Financing Activities
Proceeds from convertible notes payable, related parties	50,000	200,000
Proceeds from convertible notes payable	586,000	100,000
Payments for debt issuance costs	(12,625)	(24,000)
Proceeds from warrant exercise	3,000	—
Payment for stock repurchase from related party	(300,000)	—

Cash provided by Financing Activities	326,375	276,000

Net Change in Cash	118,958	23,622

Cash at Beginning of Period	20,033	8,482

Cash at End of Period	$138,991	$32,104

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$—	$10,747
Cash paid during the period for income taxes	$—	$—
Noncash Financing Activities
Beneficial conversion feature on convertible notes payable	$472,300	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PowerVerde, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

Note 1 – Nature of Business and Presentation of Financial Statements

Nature of Business

The Company is devoting substantially all of its present efforts to establish a new business involving the development and commercialization of clean energy electric power generation systems, and none of its planned principal operations have commenced. No material revenues from this planned principal operation have been generated since inception. Revenues to date have been from assembly services provided to one customer.

Presentation of Financial Statements

The accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Annual Report of PowerVerde, Inc. (“PowerVerde,” “we,” “us,” “our,” or the “Company”) as of and for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on April 14, 2020. The results of operations for the three and nine months ended September 30, 2020, are not necessarily indicative of the results to be expected for the full year or for future periods. The condensed consolidated financial statements include the accounts of PowerVerde, Inc., formerly known as Vyrex Corporation (the “Company”), and PowerVerde Systems, Inc., formerly known as PowerVerde, Inc., its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

Note 2 – Going Concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of September 30, 2020, we had a working capital deficit of $14,203 compared to a working capital deficit of $63,638 at December 31, 2019. This decrease in the working capital deficit is due primarily to cash raised through related and nonrelated party convertible notes payable financing. As of September 30, 2020, the Company has an accumulated deficit of $12,866,080. For the nine months ended September 30, 2020, the Company had a net loss of $293,366 and $207,417 of net cash used in operations for the period.

The Company has historically relied upon unrelated and related party debt and equity financing to fund its cash flow shortages and will require either additional debt or equity financing to sustain its operations. The Company’s revenues through 2018 were derived mainly from royalties under its Biotech licensing agreement, which expired in March 2018 and the Company’s revenue since this expiration have been minimal. Those factors create substantial doubt about the Company’s ability to continue as a going concern.

The Company continues to seek funding from private debt and equity investors, as it needs to promptly raise substantial additional capital in order to finance its plan of operations. There can be no assurance that the Company will be able to promptly raise the necessary funds on commercially acceptable terms, if at all. If the Company does not raise the necessary funds, it may be forced to cease operations. These financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company held no cash equivalents as of September 30, 2020 and December 31, 2019.

Accounts Receivable and Concentration

Accounts receivable consist of balances due from assembly services. The Company monitors accounts receivable and provides allowances when considered necessary. At September 30, 2020 and December 31, 2019, accounts receivable were considered to be fully collectible. Accordingly, no allowance for doubtful accounts was provided. At September 30, 2020 and December 31, 2019, accounts receivable were due from one customer.

Revenue Recognition and Concentration

The Company follows the revenue standards of Financial Accounting Standards Board Update No. 2014-09: “Revenue from Contracts with Customers (Topic 606).” The core principle of this Topic is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue is recognized in accordance with that core principle by applying the following five steps: 1) identify the contracts with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when (or as) we satisfy a performance obligation.

Royalties are recognized as earned in the period the sales to which the royalties relate occur. The Company has not yet generated any royalty revenues. Manufacturing assembly services are recognized as revenue when the assembled product is delivered to the customer and the Company has completed its performance obligations. Revenues for the three and nine months ended September 30, 2020 and 2019 were generated from manufacturing assembly services and are from one customer.

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

Accounting for Uncertainty in Income Taxes

The Company follows the provisions of ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There is no uncertain tax positions as of September 30, 2020 and December 30, 2019.

Income Tax Policy

The Company accounts for income taxes using the liability method prescribed by ASC 740 - Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

Research and Development Costs

The Company’s research and development costs are expensed in the period in which they are incurred. Such expenditures amounted to $79,939 and $184,301 for the nine months ended September 30, 2020 and 2019, respectively. The expenditures amounted to $22,500 and $114,620 for the three months ended September 30, 2020 and 2019, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share is computed in accordance with FASB ASC Topic 260, “Earnings per Share”. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Certain common stock equivalents were not included in the earnings (loss) per share calculation as their effect would be anti-dilutive. Warrants exercisable for 950,000 and 975,000 shares as of September 30, 2020 and September 30, 2019, respectively, were excluded from weighted average common shares outstanding on a diluted basis as well as options for 12,180,500 shares.

Financial Instruments

The Company carries cash, accounts receivable, accounts payable, accrued expenses and convertible notes payable, at historical costs. The respective estimated fair values of these assets and liabilities approximate carrying values due to their current nature.

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

Note 4 – Recent Accounting Pronouncements

In August, 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, “Debt-Debt with Conversion and other options” which simplifies the accounting for convertible debt instruments and convertible preferred stock. The ASU is effective for public companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact ASU 2020-06 could have on its financial statements.

There are several other new accounting pronouncements issued or proposed by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial position, operating results, or cash flows.

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

For the nine months ended September 30, 2020 and 2019, amortization expense was $0 and $5,000, respectively.

Note 6 - Convertible Notes Payable to Related and Nonrelated Parties

In January, March, and May 2019, the Company issued Convertible Promissory Notes totaling $200,000 to stockholders and $100,000 convertible note payable to a nonrelated party. The notes are to be paid in one principal payment, along with any unpaid interest by December 31, 2021. Interest is payable semiannually at 10%. The notes are convertible into common stock at a price of $.20 per share through December 31, 2019, $.30 per share from January 1, 2020 through December 31, 2020, and $.40 per share from January 1, 2021 through the maturity date of December 31, 2021.

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

In March 2020, the Company issued a Convertible Promissory Note in the principal amount of $100,000 to a nonrelated party in connection with a loan in the same amount. The note is to be paid in one principal payment, along with any unpaid interest by December 31, 2022. Interest is payable semiannually at 10%. The note is convertible into common stock at a price of $.20 per share through December 31, 2020, $.30 per share from January 1, 2021 through December 31, 2021, and $.40 per share from January 1, 2022 through the maturity date of December 31, 2022.

In June 2020, the Company issued a Convertible Promissory Note in the principal amount of $25,000 to a stockholder in connection with a loan in the same amount. The note is to be paid in one principal payment, along with any unpaid interest by July 31, 2023. Interest is payable semiannually at 10%. The note is convertible into common stock at a price of $.20 per share through December 31, 2020, $.30 per share from January 1, 2021 through December 31, 2021, and $.40 per share from January 1, 2022 through the maturity date of July 31, 2023.

In the third quarter 2020, the Company issued Convertible Promissory Notes totaling $511,000, of which $25,000 was with a stockholder and the remaining $486,000 was with nonrelated accredited investors in connection with loans for the same amount. The notes are to be paid in one principal payment, along with any unpaid interest by December 31, 2023. Interest is payable semiannually at 10% on June 30 and December 31. The notes are convertible into common stock at a price of $.20 per share through December 31, 2020, $.30 per share from January 1, 2021 through December 31, 2021, and $.40 per share from January 1, 2022 through the maturity date of December 31, 2023.

Consequently, the Company has outstanding Convertible Promissory Notes in an aggregate principal amount of $961,000 through September 30, 2020, of which $275,000 are due to related parties and $686,000 are to nonrelated parties. See Note 11 for further related party transactions.

Total interest accrued of $13,564 and $185 as of September 30, 2020 and December 31, 2019, respectively, is included in the Accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets.

The convertible promissory notes that were issued in the third quarter 2020 included a beneficial conversion feature, which is recorded as a discount against the notes and amortized through the earlier of the conversion into common stock, or the maturity date. Amortization of the debt discount is reported as interest expense in the income statement. The total debt discount associated with the beneficial conversion feature for the three and nine months ended September 30, 2020 was $472,300. Total amortization associated with the beneficial conversion feature debt discount was $6,366 for the three and nine months ended September 30, 2020

Total debt issuance costs were $2,025 and $12,625 for the three and nine months ended September 30, 2020, respectively. Total amortization associated with the debt issuance costs paid was $3,193 and $10,060 for the three and nine months ended September 30, 2020.

Convertible Notes Payable at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Convertible notes payable to related parties	$275,000	$225,000
Less:
Unamortized debt discount	35,336	—
Unamortized debt issuance costs	11,420	13,100
Total convertible notes payable to related parties	$228,244	$211,900

Convertible notes payable	$686,000	$100,000
Less:
Unamortized debt discount	430,596
Unamortized debt issuance costs	9,893	5,646
Total convertible notes payable	$245,511	$94,354

Note 7 – Warrants

A summary of warrants issued, exercised and expired during the nine months ended September 30, 2020 is as follows:

	Shares	Weighted Average Exercise Price	Intrinsic Value
Balance at December 31, 2019	975,000	$.11	$0
Exercised	(25,000)	.12	—
Balance at September 30, 2020	950,000	$.11	$225,000

On September 30, 2020, a shareholder exercised a warrant for 25,000 shares at $0.12 per share, totaling $3,000.

Note 8 – Stock Options

Stock option activity for the nine months ended September 30, 2020, is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2019	12,180,500	$0.21	5.59
Options outstanding and exercisable at September 30, 2020	12,180,500	$0.20	4.88

Total stock option compensation for the nine months ended September 30, 2020 and 2019 was $0 and $80,000, respectively. There is no unrecognized compensation expense associated with the options.

Note 9 – Stockholders’ Equity

During the nine months ended September 30, 2020, a shareholder exercised a warrant for 25,000 shares at $0.12 per share, totaling $3,000.

The Company also purchased from George Konrad, the Company’s founder and former CEO and Director (“Konrad”) all of Konrad’s 4,027,408 shares of Company common stock (the “Shares”), representing 12.7% of the Company’s issued and outstanding common stock, for an aggregate price of $300,000 ($.074 per share). The Company raised the funds used for the purchase of the shares through a private placement of convertible notes to stockholders and accredited investors (see Note 7).

Note 10 - Commitments and Contingencies

On June 25, 2015, Company consultant Hank Leibowitz assigned to the Company a patent he obtained for a system and method for using high temperature sources in Rankine cycle power systems. The Company has agreed to pay Mr. Leibowitz a 2% royalty for any and all revenues of products and/or project sales by the Company based on the subject patent. As of September 30, 2020, no royalties have been paid on this agreement.

On April 15, 2017, the Company entered into an assembly agreement with Liberty Plugins, Inc. (“Liberty”) to assemble Liberty’s Hydra electronic vehicle charging systems and ship completed Hydras to Liberty’s facility in Santa Barbara, California (the “Liberty Agreement”). Liberty has agreed to pay $1,000 for the first 10 Hydras assembled in a month, $750 per Hydra for the next 10 Hydras assembled per month and $500 per Hydra for each Hydra assembled above 20 per month. The Company has never assembled/shipped more than 10 Hydras in any month and does not expect to do so in the future. As of September 30, 2019, the Company has built and shipped 43 Hydras. Revenue for these products is reflected in the net revenue on the Company’s condensed consolidated statement of operations as follows: $25,000 and $9,000 for the nine months ended September 30, 2020 and 2019, respectively and $6,000 and $3,000 for the three months ended September 30, 2020 and 2019, respectively.

On September 20, 2020, the Company signed a Binding Letter of Intent for a merger (the “LOI”) with 374Water Inc. (“374Water”) a privately-held company based in Durham, North Carolina www.374water.com.

Subject to the terms and conditions set forth in the LOI, 374Water will merge into a newly- formed wholly-owned subsidiary of the Company (the “Sub”), with the Sub as the surviving corporation (the “Merger”). Upon closing of the Merger, the Company will issue new shares of common stock to 374Water shareholders such that 374Water shareholders will own approximately 60% of the combined company, and the Company’s shareholders will own approximately 40%. The Merger is subject to adjustments for liabilities, and the closing is contingent on the achievement of certain milestones and satisfaction of conditions by both parties prior to closing, including the raising of net proceeds of at least $6.25 million of additional capital pursuant to a private placement by March 31, 2021.

Note 11 - Related Party Transactions

On September 1, 2019, the Company hired Daniel Bogar to serve as its President, reporting to the CEO. As compensation, Mr. Bogar received a fully-vested non-qualified option to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $.10 per share, with an expiration date of June 30, 2026. On September 1, 2020, the Company entered into a one-year employment agreement with Mr. Bogar at an annual salary of $90,000; however, the Company will be permitted to defer payment of the salary to the extent required to maintain solvency. Mr. Bogar was owed accrued compensation of $7,500 and $0 as of September 30, 2020 and December 31, 2019, respectively, which is presented in accounts payable and accrued expenses on the condensed consolidated balance sheets.

Since July 2010, the accounting firm J.L. Hofmann & Associates, P.A. (“JLHPA”), whose principal is our CFO John L. Hofmann, has provided financial consulting and accounting services to the Company. In December 2017, J.L. Hofmann & Associates, P.A. merged with Kabat, Schertzer, De La Torre, Taraboulos & Co, LLC (“KSDT”). The Company paid $33,200 and $19,100 for its services in the nine months ended September 30, 2020 and 2019, respectively.

The Company’s consultant and shareholder Hank Leibowitz receives compensation of $7,500 per month, totaling $45,000 for the nine months ended September 30, 2020 and 2019. Mr. Leibowitz was owed accrued compensation of $113,327 and $52,500 as of September 30, 2020 and December 31, 2019, respectively, which is presented in accounts payable and accrued expenses on the condensed consolidated balance sheets.

In connection with the convertible notes that were issued in 2019 and the first quarter of 2020, the Company accrued an 8% finder’s fee to its Chief Executive Officer, Richard Davis, totaling $34,000. For the convertible note that was issued in the second quarter of 2020, the Company accrued a 6.4% finder’s fee to Mr. Davis, totaling $1,600. For the convertible note that was issued in the third quarter of 2020, the Company accrued a 6.4% finder’s fee to Mr. Davis, totaling $2,025.

On September 1, 2020, the Company entered into a one-year employment agreement with Mr. Davis at an annual salary of $90,000; however, the Company will be permitted to defer payment of the salary to the extent required to maintain solvency. As per the terms of the agreement, Mr. Davis agreed to waive all rights to the finder’s fees. Mr. Davis was owed accrued compensation of $7,500 and $0 as of September 30, 2020 and December 31, 2019, respectively, which is presented in accounts payable and accrued expenses on the condensed consolidated balance sheets.

On September 30, 2020, the Company purchased from George Konrad, the Company’s founder and former CEO and Director (“Konrad”) all of Konrad’s 4,027,408 shares of Company common stock (the “Shares”), representing 12.7% of the Company’s issued and outstanding common stock, for an aggregate price of $300,000 ($.074 per share). The Company raised the funds used for the purchase of the shares through a private placement of convertible notes to stockholders and accredited investors.

See Note 6 for convertible notes payable with related parties.

Note 12 – Subsequent Events

In October 2020, the Company issued Convertible Promissory Notes totaling $250,000, to stockholders and accredited investors in connection with loans in the same amount. Each note is to be paid in one principal payment, along with any unpaid interest by December 31, 2023. Interest is payable semiannually at 10%. Each note is convertible into common stock at a price of $.20 per share through December 31, 2020, $.30 per share from January 1, 2021 through December 31, 2021, and $.40 per share from January 1, 2022 through the maturity date of December 31, 2023.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our condensed consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2016, 2017, 2018 and 2019, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2020.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the condensed consolidated financial statements as general and administrative expense.

Revenue Recognition

Revenue from royalties and assembly services unrelated to the Company’s planned operations is recognized when the goods or services are transferred to the customer. Royalties are recognized as earned in the period the sales to which the royalties relate occur. Manufacturing assembly services are recognized as revenue when the assembled product is delivered to the customer. Revenues recognized under these agreements amount to 100% of total revenues for the three and nine months ended September 30, 2020 and 2019.

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”). Based on the provisions of ASC 815-40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All outstanding warrants as of September 30, 2020 and December 31, 2019 were classified as equity.

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

Results of Operations

Three Months Ended September 30, 2020 as Compared to Three Months Ended September 30, 2019

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. We generated $6,000 and $3,000 in revenue for assembly revenues under the Liberty Agreement in the third quarter of 2020 and 2019, respectively. In both years, we had substantial expenses due to our ongoing research and development activities and efforts to commercialize our systems, as well as substantial administrative expenses associated with our status as a public company. Our general administrative expenses increased by $32,989 (66.1%) in the third quarter of 2020 as compared to the third quarter of 2019, primarily because of increased legal fees and payroll expenses. Our research and development expenses decreased by $92,120 (80.4%), primarily because of a decrease in stock options issued for services. Substantial net losses are expected until we are able to successfully commercialize and market our systems, as to which there can be no assurance.

Nine Months Ended September 30, 2020 as Compared to Nine Months Ended September 30, 2019

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. We generated $25,000 and $9,000 in revenue for assembly revenues under the Liberty Agreement in the first nine months of 2020 and 2019, respectively. In both years, we had substantial expenses due to our ongoing research and development activities and efforts to commercialize our systems, as well as substantial administrative expenses associated with our status as a public company. Our general administrative expenses increased by $30,828 during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily because of increase of legal fees, personnel costs and travel expenses. Our research and development expenses decreased by $104,362 (56.6%), primarily because of a decrease in stock options issued for services. Substantial net losses are expected until we are able to successfully commercialize and market our systems, as to which there can be no assurance.

Liquidity and Capital Resources

We have financed our operations since inception principally through the sale of debt and equity securities. Also, from 2012 through March 2018 we received material amounts of Biotech IP licensing fees. As of September 30, 2020, we had a working capital deficit of $14,203 compared to a working capital deficit of $63,638 at December 31, 2019. This decrease in the working capital deficit is due primarily to cash raised through related party debt financing.

Our Biotech IP license agreement expired in March 2018 due to the expiration of our underlying patents. Consequently, we have no further material source of revenues. We are generating some revenue by using our employee to provide part-time skilled manufacturing services to third parties; however, we expect this arrangement to generate no more than $5,000 per month. We expect to generate substantial revenue from the 374 Water/Duke project in 2021 if we receive the expected purchase order; however, there can be no assurance that we will receive the purchase order.

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework. Based on this evaluation, our management concluded that, as of September 30, 2020, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no significant changes in internal control over financial reporting during the third quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the third quarter 2020, we issued Convertible Promissory Notes totaling $511,000 to stockholders and accredited investors in connection with loans for the same amount. The notes are to be paid in one principal payment, along with any unpaid interest by December 31, 2023. Interest is payable semiannually at 10%. The notes are convertible into common stock at a price of $.20 per share through December 31, 2020, $.30 per share from January 1, 2021 through December 31, 2021, and $.40 per share from January 1, 2022 through the maturity date of December 31, 2023.

In October 2020, we issued Convertible Promissory Notes totaling $250,000, to stockholders and accredited investors in connection with loans in the same amount. Each note is to be paid in one principal payment, along with any unpaid interest by December 31, 2023. Interest is payable semiannually at 10%. Each note is convertible into common stock at a price of $.20 per share through December 31, 2020, $.30 per share from January 1, 2021 through December 31, 2021, and $.40 per share from January 1, 2022 through the maturity date of December 31, 2023.

On September 30, 2020, the Company purchased from George Konrad, the Company’s founder and former CEO and Director (“Konrad”) all of Konrad’s 4,027,408 shares of Company common stock (the “Shares”), representing 12.7% of the Company’s issued and outstanding common stock, for an aggregate price of $300,000 ($.074 per share). The Company raised the funds used for the purchase of the shares through a private placement of convertible notes to stockholders and accredited investors.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On September 30, 2020, we purchased from George Konrad, PowerVerde’s founder and former CEO and Director (“Konrad”) all of Konrad’s 4,027,408 shares of PowerVerde common stock (the “Shares”), representing 12.7% of PowerVerde’s issued and outstanding common stock, for an aggregate price of $300,000 ($.074 per share). PowerVerde raised the funds used for the purchase of the shares through a private placement of convertible notes to accredited investors.

On September 1, 2020, we entered into one-year employment agreements with Messrs. Bogar and Davis at an annual salary of $90,000; however, we are permitted to defer payment of the salary to the extent required to maintain solvency.

In connection with this agreement, Mr. Davis agreed to waive accrued finder’s fees totaling $37,625.

Item 6. Exhibits.

(a)	Exhibits

99.1	Employment Agreement dated September 1, 2020 between PowerVerde Inc. and Daniel T. Bogar.

99.2	Employment Agreement dated September 1, 2020 between PowerVerde Inc. and Richard H. Davis.

31.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

In accordance with Section 13(a) or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERVERDE, INC.

Dated: November 13, 2020	By:	/s/ Richard H. Davis

Richard H. Davis
Chief Executive Officer

Dated: November 13, 2020	By:	/s/ John L. Hofmann

John L. Hofmann
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

99.1	Employment Agreement dated September 1, 2020 between PowerVerde Inc. and Daniel T. Bogar.

99.2	Employment Agreement dated September 1, 2020 between PowerVerde Inc. and Richard H. Davis.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE