Form 10-K
period 2020-12-31
POWERVERDE, INC.
filed 2021-03-09
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock equity, as of June 30, 2020, the last business day of the issuer’s most recently completed second fiscal quarter: $2,152,000.

As of March 9, 2021, the number of outstanding shares of common stock, $0.0001 par value per share, of the registrant was 31,750,106.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PowerVerde, Inc.

Annual Report on Form 10-K

Year Ended December 31, 2020

i

PART I

ITEM 1.	BUSINESS.

General

Vyrex Corporation (“Vyrex” or the “Company”) was incorporated in Nevada in 1991 and operated as a research and development company seeking to discover and develop pharmaceuticals, nutraceuticals and cosmeceuticals for the treatment and prevention of respiratory, cardiovascular and neurodegenerative diseases and conditions associated with aging (the “Biotech Business”). The Biotech Business was unsuccessful and, as a result, the Company ceased material operations relating to that business in October 2005; however, the Company retained its intellectual property rights and contract rights relating to that business (the “Biotech IP”). On October 17, 2005, the Company reincorporated in Delaware.

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

In November 2011, we entered into a binding letter of intent for the acquisition of all of the membership interests in Cornerstone Conservation Group LLC, (“Cornerstone”). The acquisition was consummated pursuant to a definitive agreement executed in March 2012. Cornerstone’s main asset is its proprietary Combined Cooling, Heating and Power (“CCHP”) technology, which utilizes waste heat from commercial and residential heating, ventilation air conditioning and refrigeration (“HVACR”) systems. Cornerstone also has substantial experience and technology relating to geothermal or ground source heat pumps.

As consideration for the Cornerstone acquisition, we issued (i) a total of 2,250,000 restricted shares of our common stock to Cornerstone’s members, Bryce Johnson (“Johnson”), Paul Kelly (“Kelly”) and Vincent Hils (“Hils”) in the amounts of 1,575,000, 337,500 and 337,500 shares, respectively, (ii) 10,000 restricted shares to a Cornerstone employee, and (iii) three year warrants to purchase 150,000 shares each to Johnson and Kelly at exercise prices of $2.00 and $4.00 per share. In November 2011, Johnson joined our Board of Directors, and in January 2012 we moved our operations to a facility in Scottsdale, Arizona, owned by Johnson. See “Item 2 Properties.” Johnson also became our chief operating officer in January 2012. Johnson resigned from his officer and director positions in March 2013. As a result of Johnson’s resignation, Management decided to impair the goodwill entirely as of December 31, 2012. We continued to operate our laboratory and test the Liberator within Mr. Johnson’s facility, where several infrastructure upgrades were completed. See Item 2 “Properties.”

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

Our ORC system requires:

●	A heat source (solar, waste heat, geothermal or bio-mass);

●	An organic rankine cycle (ORC) or WSC style system to convert heat into pressure;

●	PowerVerde expander to convert the pressure into horsepower; and

●	A generator to convert the horsepower into electricity.

Our WSC system requires:

●	a pressure source such as gas wellhead;

●	a planetary expander or other style expander: and

●	an off-the-shelf commodity boiler to create heated steam or an exogenous source.

We have built and tested the 25/50kW ORC systems, and we believe that the overall design meets or exceeds performance metrics when compared to the industry at large. We have, however, remained challenged with our inability to thus far generate the continuous hours of operation that we believe necessary for commercial quality expectations.

PowerVerde has responded to its difficulties in producing commercially viable systems or stand alone energy systems by focusing on expanders for non-traditional sources such as high temperature/high pressure applications, including supercritical or near supercritical conditions. Within this field of interest PowerVerde designed and patented a unique wet steam cycle (WSC) process that uses steam or supercritical gas instead of refrigerants but at conditions well beyond that offered by commercially available systems.

In late 2017, PowerVerde was introduced to a project funded by the Bill and Melinda Gates Foundation commonly referred to as the “Reinventing the Toilet Project”. The foundation is focused on global sanitation improvements. One of the foundation-supported projects, ongoing for the previous six years, involves a technology being developed at Duke University. This technology consists mainly of a chemical reaction called supercritical water oxidation (SCWO). The concept requires a unique reactor or bioreactor that converts any organic matter such as fecal sludge into pathogen-free water and mineral ash. This bioreactor trademarked AirSCWO, utilizing compressors and pumps, is energy intensive. However, the reaction itself is exothermic, meaning it gives off heat during the reaction. The caloric value (heat content) of the fecal sludge is the source of this heat release. If this heat release is captured and converted into electricity the AirSCWO’s parasitic energy requirements may be offset or eliminated or may even result in net electricity produced. In the latter example the bioreactor, designed for processing municipal fecal sludge and other organic waste, becomes an electrical-generating machine producing free electricity as a byproduct.

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

To maintain our focus of designing small energy systems, typically under 500 kilowatts and usually utilizing non-turbine expanders, we have made a decision to transition into a specialty engineering company. Our focus is now directed on applications where our ability to design and operate at elevated conditions gives us a substantial competitive edge. We believe that price points are less important when necessity meets reality, or where resources and options are scarce. As such PowerVerde has partnered with 374Water Inc. (“374Water”), a newly formed for-profit corporation, spun out of Duke University, hoping to revolutionize the way municipal fecal sludge is processed. 374 Celsius is the temperature at which water becomes supercritical, hence the name 374Water. In its supercritical state water becomes a dense gas. PowerVerde is currently and exclusively designing expanders capable of working at near supercritical conditions involving high temperature and pressure for this project.

On November 6, 2019, PowerVerde and 374Water entered into a memorandum of understanding (the “MOU”) regarding the strategic relationship between the parties whereby they intended for PowerVerde to provide the complete heat recovery system, including an advanced expander, for 374Water’s SCWO system. The MOU was conditioned upon 374Water raising sufficient equity capital by March 31, 2020; however, the deadline was extended by the parties to December 31, 2020. Part of the contemplated funding was to be used to purchase two nominal 60 kW expanders from PowerVerde at a price to be agreed upon, which was expected to be approximately $500,000. In addition, upon closing of the financing, 374Water was to issue equity to PowerVerde in the form of restricted stock and stock options.

On September 20, 2020, the MOU was superseded by a Binding Letter of Intent for merger (the “LOI”) signed by PowerVerde and 374Water. Subject to the terms and conditions set forth in the LOI, 374Water will merge into a newly- formed wholly-owned subsidiary of PowerVerde (the “Sub”), with the Sub as the surviving corporation (the “Merger”). Upon closing of the Merger, PowerVerde will issue new shares of PowerVerde stock to 374Water shareholders such that 374Water shareholders will own approximately 60% of the combined company, and PowerVerde shareholders will own approximately 40%. The Merger is subject to adjustments for liabilities, and the closing is contingent on the achievement of certain milestones and satisfaction of conditions by both parties prior to closing, including the raising of at least $6.25 million of additional equity capital pursuant to a private placement, by March 31, 2021.

As of the date of this Report, PowerVerde is holding $1,636,545 in escrow for purposes of the private placement. There can be no assurance that PowerVerde will be able to raise the balance of the necessary funds or consummate the Merger. Similarly, there can be no assurance that if the Merger is consummated the transaction will yield a profitable business for PowerVerde.

On April 15, 2017, we entered into an assembly agreement with Liberty Plugins, Inc. (“Liberty”) to assemble Liberty’s Hydra electronic vehicle charging systems and ship completed Hydras to Liberty’s facility in Santa Barbara, California (the “Liberty Agreement”). Liberty has agreed to pay $1,000 for each Hydra assembled. As of December 31, 2020, we have built and shipped 132 Hydras.

Our previous main source of funding, the Biotech IP license contract, expired in March 2018. We received our final installment of Biotech IP revenue in the second quarter of 2018, based on royalties accrued in the first quarter of 2018 in the amount of $159,094. Going forward, unless and until we are able to successfully commercialize our Systems and generate positive cash flow from operations, through the 374Water Merger or otherwise, we will have to rely on privately-raised equity and/or debt capital to fund our operations. There can be no assurance that we will be able to raise the necessary capital on commercially reasonable terms. If we are unable to do so, we will have to cease operations.

Employees

In addition to our CEO Richard Davis and our President Daniel Bogar, we currently have one full-time employee: Mark Prinz based in Scottsdale, Arizona. Mr. Prinz was hired in 2011. Our chief engineer, Hank Leibowitz, was hired pursuant to a part-time consulting agreement in October 2012. Mr. Leibowitz has been designated our chief design engineer. See Item 11. “Executive Compensation/ Employment Agreements.”

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

Government Regulations and Incentives

Regulatory proposals to limit greenhouse gases remain under consideration, particularly in Europe. One such measure would be a carbon tax placed on fuels in proportion to their carbon content. Another would be a tax on oil. Yet another would be a “cap and trade” system. All of these would drive up the price of electricity from fossil fuel sources, yet have no impact on carbon-free renewable sources such as those offered by us; however, due to economic conditions in the United States and Europe and strong political opposition, there can be no assurance that any of these measures will be implemented.

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

Where You Can Find Additional Information

The Company is subject to the reporting requirements under the Exchange Act. The Company files with, or furnishes to, the SEC quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports and will furnish its proxy statement. These filings are available free of charge on the Company’s website, www.powerverdeinc.com shortly after they are filed with, or furnished to, the SEC.

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

We do not own any real property. On January 1, 2012 our Board of Directors moved our operations to a 5,000 foot facility owned by our then-director and chief operating officer Bryce Johnson (who resigned in March 2013), located at 7595 E. Gray Rd., Scottsdale, Arizona. From March 2012 to June 2013, we used the facility for a fee of $700 per month, which covered overhead costs. Since July 2013, this fee has not been charged. We have not used this facility since January 2018, as our engineer has done his work during this period from a facility at his home. The Scottsdale facility remains available on an as-needed basis based on our good relationship with Mr. Johnson, who remains a major PowerVerde shareholder. We are also exploring the possibility of using testing and/or manufacturing facilities located in Europe in the event that the 374Water Merger is consummated.

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

Period Beginning	Period Ending	High	Low
January 1, 2019	March 31, 2019	$0.94	$0.05
April 1, 2019	June 30, 2019	$0.15	$0.08
July 1, 2019	September 30, 2019	$0.15	$0.08
October 1, 2019	December 31, 2019	$0.18	0.00
January 1, 2020	March 31, 2020	$0.25	$0.08
April 1, 2020	June 30, 2020	$0.37	$0.11
July 1, 2020	September 30, 2020	$0.68	$0.25
October 1, 2020	December 31, 2020	$0.95	$0.36
January 1, 2021	March 3, 2021	$0.89	$0.16

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

In 2019, we issued convertible promissory notes in the aggregate principal amount of $300,000, of which $200,000 is due to related parties and stockholders and $100,000 is due to nonrelated parties. The notes are to be paid in one principal payment, along with any unpaid interest by December 31, 2021. Interest is payable semiannually at 10%. The notes were convertible into common stock at a price of $.20 per share through December 31, 2019, and are convertible at $.30 per share from January 1, 2020, through December 31, 2020, and $.40 per share from January 1, 2021, through the maturity date of December 31, 2021.

In December 2019, we issued a convertible promissory note in the principal amount of $25,000 to a related party in connection with a loan in the same amount. The note is to be paid in one principal payment, along with any unpaid interest by December 31, 2022. Interest is payable semiannually at 10%. The note is convertible into common stock at a price of $.20 per share through December 31, 2020, $.30 per share from January 1, 2021 through December 31, 2021, and $.40 per share from January 1, 2022, through the maturity date of December 31, 2022. On December 4, 2020, the note along with accrued interest totaling $26,072 was converted into 130,362 shares of common stock.

In 2020, the Company issued convertible promissory notes in the aggregate principal amount of $886,000, of which $125,000 is due to related parties and stockholders and $761,000 is due to nonrelated parties. The notes are to be paid in one principal payment, along with any unpaid interest by December 31, 2023. Interest is payable semiannually at 10% on June 30 and December 31. The notes are convertible into common stock at a price of $.20 per share through December 31, 2020, $.30 per share from January 1, 2021 through December 31, 2021, and $.40 per share from January 1, 2022 through the maturity date of December 31, 2023.

Issuer Purchases of Equity Securities

During the year ended December 31, 2020, the Company purchased from George Konrad, the Company’s founder and former CEO and Director (“Konrad”) all of Konrad’s 4,027,408 shares of Company common stock (the “Shares”), representing 12.7% of the Company’s issued and outstanding common stock, for an aggregate price of $300,000 ($.074 per share). The Company raised the funds used for the purchase of the shares through a private placement of convertible notes to related parties, stockholders and non-related accredited investors.

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

Revenue Recognition

Revenue from royalties and assembly services with a related party are unrelated to our planned operations. Royalties are recognized as earned in the period the sales to which the royalties relate occur. Manufacturing assembly services with a related party are recognized as revenue when the assembled product is shipped to the customer. Revenues recognized under these agreements amount to 100% of total revenues for the years ended December 31, 2020 and 2019.

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All outstanding warrants as of December 31, 2020 and 2019, were classified as equity.

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

Results of Operations

Years ended December 31, 2020 and 2019

We had no revenues in 2020 other than $40,000 from assembly revenues under the assembly agreement with our one customer, Liberty Plugins Inc. In 2019, we generated $24,000 in assembly revenues. In both years, we had substantial expenses due to our ongoing research and development activities and efforts to commercialize our systems, as well as substantial administrative expenses associated with our status as a public company. Our research and development expenses decreased by $104,360 (47.7%) in 2020 compared to 2019, and our general and administrative expenses increased by $106,295 (48.9%). The increase in general and administrative expenses is primarily due to the increase in legal fees and employee salaries. Our interest expense increased by $101,986 (306%) due to the higher balance of notes outstanding in 2020. Our net loss increased by 3.6% in 2020. Substantial net losses will continue until we are able to successfully commercialize and market our systems, as to which there can be no assurance.

Liquidity and Capital Resources

We have financed our operations since inception principally through the sale of debt and equity securities. Also, from 2012-18 we received material amounts of Biotech IP licensing fees. As of December 31, 2020, we had a working capital deficit of $237,593 as compared to a working capital deficit of $63,638 as of December 31, 2019. This decrease in working capital is due primarily to increased operating expenses financed through related and nonrelated party convertible notes payable.

Our Biotech IP license agreement expired in March 2018 due to the expiration of our underlying patents. Consequently, we have no further material source of revenues. We are generating some revenue by using our employee to provide part-time skilled manufacturing services to a third party under the Liberty Agreement; however, we expect this arrangement to generate no more than $4,000 per month. This arrangement generated revenues of $40,000 in 2020 and $24,000 in 2019.

Our proposed Merger with 374Water, which is scheduled to close on March 31, 2021, would be based on our raising a minimum of $6.25 million in net proceeds through the sale of Series D Preferred Stock convertible into common stock at a price of $.30 per share. We believe that this funding will be sufficient to fund our post-Merger business plan; however, there can be no assurance that we will timely raise the required equity capital, that the Merger will be consummated, or if consummated the Merger will generate profitable operations for the Company. As of the date of this Report, we are holding $1,636,545 in escrow for purposes of the private placement required for the Merger.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2020, our internal control over financial reporting was not effective.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which we identified in our internal control over financial reporting:

(1)	the lack of multiples levels of management review on complex accounting and financial reporting issues, and business transactions,
(2)	a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function as a result of our limited financial resources to support hiring of personnel and implementation of accounting systems, and
(3)	a lack of entity level controls due to ineffective board of directors and no audit committee

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in internal control over financial reporting during the fourth quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The names of our officers and directors, as well as certain information about them are set forth below:

Name	Age	Position(s)	Held Since

Richard H. Davis	63	Chief Executive Officer, Director	2008

Daniel T. Bogar	61	President	2019

John L. Hofmann	62	Chief Financial Officer	2011

Richard H. Davis. Mr. Davis joined our Board in February 2008 in connection with the Vyrex Merger, and he became Chief Executive Officer in August 2011. He received a B.S degree in economics from Florida State University in 1982. He joined First Equity Corporation (“First Equity”) in Miami that same year. First Equity operated as a regional full-service brokerage and investment bank. Mr. Davis’ duties included equity deal structure and brokerage-related activities. After First Equity was acquired in 2001, Mr. Davis joined the corporate finance department of William R. Hough & Company (“Hough”), where he continued structuring equity finance and private acquisitions. Hough was acquired in 2004 by RBC Dain Rauscher (“Dain”), a global investment banking firm. Dain consolidated Hough’s corporate finance activities into its New York offices. Mr. Davis elected to remain in Miami and joined Martinez-Ayme Securities (“MAS”), assuming the newly-created position of managing director of corporate finance. In 2005 Mr. Davis resigned from MAS and ceased working as an investment banker. Since 2016, Mr. Davis has focused principally on his work as CEO of PowerVerde.

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

On September 1, 2020, we entered into one-year employment agreements with Messrs. Bogar and Davis at an annual salary of $90,000 each; however, we are permitted to defer payment of the salary to the extent required to maintain solvency.

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

The following table sets forth certain information as of March 9, 2021, regarding the beneficial ownership of our common stock by (i) each of our directors and “named executive officers”; and (ii) all of our executive officers and directors as a group. To our knowledge, no other person beneficially owns more than 5% of our common stock. As of March 9, 2021, we had 27,878,060 shares outstanding.

Name and Address of Beneficial Owner	Shares Owned	Percent of Class
Bryce Johnson[1]	2,608,333	9.36%
7595 E. Gray Road
Scottsdale, Arizona 85266

Cindy Barker[2]	1,695,990	6.08%
21615 N Second Avenue
Phoenix, AZ 85027

Officers and Directors
Richard H. Davis[3]	4,103,033	14.29%
8365 SW 168 Terrace
Palmetto Bay, FL l33157

Daniel T. Bogar[4]	1,000,000	3.59%
1415 Pioneer Drive
New Braunfels, TX 78132

John L. Hofmann[5]	2,000,000	7.17%
9300 S. Dadeland Blvd, Ste 600
Miami, FL 33156

All Directors and Executive Officers as a group (3 persons)[6]	6,982,898	25.05%

1 Mr. Johnson resigned as an officer and director in March 2013. Includes 900,000 shares represented by currently exercisable warrants.

2 These shares were owned by our co-founder Fred Barker and his wife Cindy Barker as joint tenants until Mr. Barker’s death in August 2020. Mr. Barker resigned as an officer and director in January 2015.

3 Mr. Davis’ shares include: 3,700,000 shares represented by currently exercisable options, 114,033 shares owned by Mr. Davis’ wife, as to which he disclaims beneficial ownership, and 10,000 shares owned by Darby Shore Management, Inc., a Florida corporation (“Darby”), for which Mr. Davis is an officer, director and 25% shareholder. Mr. Davis may be deemed to have voting and investment power over these shares held by Darby.

4 All of these shares are represented by currently exercisable options.

5 All of these shares are represented by currently exercisable options.

6 Includes 6,700,000 shares represented by currently exercisable options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

See Item 11. “Executive Compensation.”

Mr. Barker resigned from his positions as an officer and director of the Company in January 2015.

From July 2010 until December 2017, the accounting firm J.L. Hofmann & Associates, P.A. (“JLHPA”), whose principal is our CFO John L. Hofmann, provided financial consulting and accounting services to the Company. In December 2017, J.L. Hofmann & Associates, P.A. merged with Kabat, Schertzer, De La Torre, Taraboulos & Co, LLC (“KSDT”). The Company paid $53,395 and $37,334 to KSDT for its services in the years ended December 31, 2020 and 2019, respectively.

We do not have any independent directors, as our sole director Mr. Davis is an officer. We intend to seek qualified independent directors to serve on our Board of Directors by the end of 2021.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of D. Brooks & Associates Certified Public Accountants was designated by our Board of Directors to audit the consolidated financial statements of our company for the fiscal years ended December 31, 2020. The following table summarizes the aggregate fees billed or to be billed to us by our independent registered accounting firms D. Brooks and Associates CPAs, PA, and Cherry Bekaert LLP for the fiscal years indicated:

Principal Accountant Fees and Service

	2020	2019
Audit Fees	$79,750	$54,500

Total	$79,750	$54,500

Tax Fees

The aggregate fees billed or expected to be billed by KSDT for tax compliance, tax advice and tax planning rendered to the Company for each of the fiscal years ended December 31, 2020 and 2019 were approximately $2,000.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

See Exhibit Index and Financial Statements Index, below.

PowerVerde, Inc. and Subsidiary

Annual Report on Form 10-K

Year Ended December 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and PowerVerde, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of PowerVerde, Inc. (the Company) as of December 31, 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred operating losses, has incurred negative cash flows from operations and has an accumulated deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain, an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

D. Brooks and Associates CPAs, P.A.

We have served as the Company’s auditor since 2020.

Palm Beach Gardens, Florida
March 9, 2021

4440 PGA Blvd, Suite 104 ■ Palm Beach Gardens, Florida 33410 ■ Main Office : 561.429.6225 ■ Fax : 561.282.3444

dbrookscpa.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
PowerVerde, Inc. and Subsidiary

Coral Gables, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of PowerVerde, Inc. and Subsidiary (the “Company”) as of December 31, 2019, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has historically incurred net losses and negative operating cash flows. As of December 31, 2019, the Company had an accumulated deficit of $12,572,714. These factors, and others discussed in Note 2, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/Cherry Bekaert LLP

We have served as the Company’s auditor from 2010 through 2019.

Coral Gables, Florida

April 14, 2020

POWERVERDE, INC. AND SUBSIDIARY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
Assets
Current Assets:
Cash	$95,386	$20,033
Accounts receivable - related party	13,000	6,000
Prepaid expenses	22,000	11,460
Total Current Assets	$130,386	$37,493

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable and accrued expenses	$76,381	$101,131
Convertible notes payable to related parties and stockholders, net of debt discount and issuance costs	194,422	—
Convertible notes payable, net of debt discount and issuance costs	97,176	—

Total Current Liabilities	367,979	101,131

Long Term Liabilities
Convertible notes payable to related parties and stockholders, net of debt discount and issuance costs, less current portion	20,536	211,900

Convertible notes payable, net of debt discount and issuance costs, less current portion	203,851	94,354
Total Long Term Liabilities	224,387	306,254

Total Liabilities	592,366	407,385

Commitments and Contingencies (Notes 5 and 10)

Stockholders’ Deficit
Preferred stock:
50,000,000 preferred shares authorized, 0 preferred shares issued at December 31, 2020 and 2019	—	—
Common stock:
200,000,000 common shares authorized, par value $0.0001	3,997	3,981
per share, 40,455,468 common shares issued; 27,878,060 and 31,750,106 shares outstanding at December 31, 2020 and December 31, 2019, respectively
Additional paid-in capital	13,431,536	12,689,980
Treasury stock, 12,577,408 and 8,550,000 common shares at cost, respectively	(791,139)	(491,139)
Accumulated deficit	(13,106,374)	(12,572,714)

Total Stockholders' Deficit	(461,980)	(369,892)

Total Liabilities and Stockholders' Deficit	$130,386	$37,493

The accompanying notes are an integral part of these consolidated financial statements.

POWERVERDE, INC. AND SUBSIDIARY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2020 and 2019

	2020	2019
Revenue – related party	$40,000	$24,000

Operating Expenses
Research and development	114,559	218,919
General and administrative	323,806	217,510
Total Operating Expenses	438,365	436,429

Loss from Operations	(398,365)	(412,429)

Other Expenses
Loss on impairment	—	(69,178)
Interest expense	(135,295)	(33,309)
Total Other Expenses	(135,295)	(102,487)

Loss before Income Taxes	(533,660)	(514,916)

Provision for Income Taxes	—	—

Net Loss	$(533,660)	$(514,916)

Net Loss per Share - Basic and Diluted	$(0.01)	$(0.02)
Weighted Average Common Shares Outstanding - Basic and Diluted	30,742,649	31,750,106

The accompanying notes are an integral part of these consolidated financial statements.

POWERVERDE, INC. AND SUBSIDIARY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended December 31, 2020 and 2019

	Common Shares	Common Stock	Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balances, December 31, 2018	31,750,106	$3,981	$12,609,980	$(491,139)	$(12,057,798)	$65,024
Stock-based compensation	—	—	80,000	—	—	80,000
Net loss	—	—	—	—	(514,916)	(514,916)
Balances, December 31, 2019	31,750,106	$3,981	$12,689,980	$(491,139)	$(12,572,714)	$(369,892)
Repurchase of common stock shares from related party	(4,027,408)	—	—	(300,000)	—	(300,000)
Issuance of common stock upon warrant exercise	25,000	3	2,997	—	—	3,000
Conversion of note payable and accrued interest	130,362	13	26,059	—	—	26,072
Beneficial Conversion Feature on Convertible Notes Payable	—	—	712,500	—	—	712,500
Net loss	—	—	—	—	(533,660)	(533,660)
Balances, December 31, 2020	27,878,060	$3,997	$13,431,536	$(791,139)	$(13,106,374)	$(461,980)

The accompanying notes are an integral part of these consolidated financial statements.

POWERVERDE, INC. AND SUBSIDIARY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2020 and 2019

	2020	2019
Cash Flows from Operating Activities
Net loss	(533,660)	(514,916)
Adjustments to reconcile net loss to net cash used by operating activities:
Impairment of intangible assets	—	69,178
Depreciation and amortization	—	5,633
Amortization of debt issuance costs	13,530	7,254
Amortization of debt discount	59,327	—
Stock based compensation	—	80,000
Changes in operating assets and liabilities
Accounts receivable with related party and prepaid expenses	(17,540)	3,406
Accounts payable and accrued expenses	(23,679)	61,996

Cash Used In Operating Activities	(502,022)	(287,449)

Cash Flows from Financing Activities
Proceeds from convertible notes payable, related parties and stockholders	125,000	200,000
Proceeds from convertible notes payable	761,000	125,000
Payments for debt issuance costs	(11,625)	(26,000)
Proceeds from warrant exercise	3,000	—
Payment for stock repurchase from related party	(300,000)	—

Cash Provided by Financing Activities	577,375	299,000

Net Change in Cash	75,353	11,551
Cash at Beginning of Period	20,033	8,482
Cash at End of Period	$95,386	$20,033

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$62,438	$25,871
Cash paid during the period for income taxes	$—	$—

Non-Cash Financing Activities
Beneficial conversion feature on convertible notes payable	$712,500	$—
Conversion of convertible note payable with related party and accrued interest	$26,072	$—

The accompanying notes are an integral part of these consolidated financial statements.

POWERVERDE, INC. AND SUBSIDIARY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

The Company has not generated revenues from its planned operations.  During the years ended December 31, 2020 and 2019, the Company’s revenues have been generated from an assembly agreement with a related party.

Note 2 – Going Concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of December 31, 2020, the Company had a working capital deficit of $237,593. As of December 31, 2020, the Company has an accumulated deficit of $13,106,374. The Company had a net loss of $533,660 and $501,022 of net cash used in operations for the year ended December 31, 2020. These conditions raise substantial doubt about the company’s ability to continue as a going concern.

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

Note 3 – Summary of Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company held no cash equivalents at December 31, 2020 and 2019.

Accounts Receivable and Concentration

Accounts receivable consist of balances due from assembly services with a related party. The Company monitors accounts receivable and provides allowances when considered necessary. At December 31, 2020 and 2019, accounts receivable were considered to be fully collectible. Accordingly, no allowance for doubtful accounts was provided. At December 31, 2020 and 2019, accounts receivable were due from one related customer.

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

Royalties are recognized as earned in the period the sales to which the royalties relate occur. The Company has not yet generated any royalty revenues. Manufacturing assembly services are recognized as revenue when the assembled product is delivered to the customer and the Company has completed its performance obligations. Revenues for the years ended December 31, 2020 and 2019 were generated from manufacturing assembly services and are from one related customer.

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

Accounting for Uncertainty in Income Taxes

The Company follows the provisions of ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There is no uncertain tax positions as of December 31, 2020 and December 30, 2019.

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

Research and Development Costs

The Company’s research and development costs are expensed in the period in which they are incurred. Such expenditures amounted to $114,559 and $218,919 for the years ended December 31, 2020 and 2019, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share is computed in accordance with FASB ASC Topic 260, “Earnings per Share”. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Certain common stock equivalents were not included in the earnings (loss) per share calculation as their effect would be anti-dilutive. Warrants exercisable for 950,000 and 975,000 shares as of December 31, 2020 and December 31, 2019, respectively, were excluded from weighted average common shares outstanding on a diluted basis as well as options for 12,180,500 shares.

Financial Instruments

The Company carries cash, accounts receivable, accounts payable, accrued expenses and convertible notes payable, at historical costs. The respective estimated fair values of these assets and liabilities approximate carrying values due to their short-term nature.

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

Reclassification

Certain amounts in the 2019 financial statements have been reclassified to conform to the 2020 presentation with no impact to stockholders’ deficit or net loss.

Note 4 – Recent Accounting Pronouncements

In August, 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, “Debt-Debt with Conversion and other options” which simplifies the accounting for convertible debt instruments and convertible preferred stock. The ASU is effective for public companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact ASU 2020-06 could have on its consolidated financial statements.

There are several other new accounting pronouncements issued or proposed by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial position, operating results, or cash flows.

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

For the years ended December 31, 2020 and 2019, amortization expense was $0 and $5,000, respectively.

Note 6 - Convertible Notes Payable to Related Parties/Stockholders and Nonrelated Parties

In January, March, and May 2019, the Company issued Convertible Notes Payable totaling $200,000 to related parties and stockholders and $100,000 convertible note payable to a nonrelated party. The notes are to be paid in one principal payment, along with any unpaid interest by December 31, 2021. Interest is payable semiannually at 10%. The notes are convertible into common stock at a price of $.20 per share through December 31, 2019, $.30 per share from January 1, 2020 through December 31, 2020, and $.40 per share from January 1, 2021 through the maturity date of December 31, 2021.

In December 2019, the Company issued a Convertible Note Payable in the principal amount of $25,000 to a stockholder in connection with a loan in the same amount. The note is to be paid in one principal payment, along with any unpaid interest by December 31, 2022. Interest is payable semiannually at 10%. The note is convertible into common stock at a price of $.20 per share through December 31, 2020, $.30 per share from January 1, 2021 through December 31, 2021, and $.40 per share from January 1, 2022 through the maturity date of December 31, 2022. On December 4, 2020, the note along with accrued interest totaling $26,072 was converted into 130,362 shares of common stock.

In March 2020, the Company issued a Convertible Note Payable in the principal amount of $100,000 to a nonrelated party in connection with a loan in the same amount. The note is to be paid in one principal payment, along with any unpaid interest by December 31, 2022. Interest is payable semiannually at 10%. The note is convertible into common stock at a price of $.20 per share through December 31, 2020, $.30 per share from January 1, 2021 through December 31, 2021, and $.40 per share from January 1, 2022 through the maturity date of December 31, 2022.

In June 2020, the Company issued a Convertible Note Payable in the principal amount of $25,000 to a related party in connection with a loan in the same amount. The note is to be paid in one principal payment, along with any unpaid interest by July 31, 2023. Interest is payable semiannually at 10%. The note is convertible into common stock at a price of $.20 per share through December 31, 2020, $.30 per share from January 1, 2021 through December 31, 2021, and $.40 per share from January 1, 2022 through the maturity date of July 31, 2023.

In the third quarter 2020, the Company issued Convertible Notes Payable totaling $511,000, of which $25,000 was with a stockholder and the remaining $486,000 was with nonrelated accredited investors in connection with loans for the same amount. The notes are to be paid in one principal payment, along with any unpaid interest by December 31, 2023. Interest is payable semiannually at 10% on June 30 and December 31. The notes are convertible into common stock at a price of $.20 per share through December 31, 2020, $.30 per share from January 1, 2021 through December 31, 2021, and $.40 per share from January 1, 2022 through the maturity date of December 31, 2023.

In the fourth quarter 2020, the Company issued Convertible Notes Payable totaling $250,000, of which $75,000 was with a related party and stockholder and the remaining $175,000 was with nonrelated accredited investors in connection with loans for the same amount. The notes are to be paid in one principal payment, along with any unpaid interest by December 31, 2023. Interest is payable semiannually at 10% on June 30 and December 31. The notes are convertible into common stock at a price of $.20 per share through December 31, 2020, $.30 per share from January 1, 2021 through December 31, 2021, and $.40 per share from January 1, 2022 through the maturity date of December 31, 2023.

Consequently, the Company has outstanding Convertible Notes Payable in an aggregate principal amount of $1,186,000 through December 31, 2020, of which $325,000 are due to related parties and stockholders, and $861,000 are to nonrelated parties (collectively referred to as the “Notes”). See Note 12 for further related party transactions.

The Convertible Notes Payable that were issued in the third and fourth quarter 2020 included a beneficial conversion feature, which is recorded as a discount against the Notes and amortized through the earlier of the conversion into common stock, or the maturity date. Amortization of the debt discount is reported as interest expense in the Statement of Operations The total debt discount associated with the beneficial conversion feature for the year ended December 31, 2020 was $712,500. Total amortization associated with the beneficial conversion feature debt discount was $59,327 for the year ended December 31, 2020.

Total debt issuance costs were $11,625 and $26,000 for the years ended December 31, 2020 and December 31, 2019, respectively. Total amortization associated with the debt issuance costs paid was $13,530 and $7,254 for the years ended December 31, 2020 and December 31, 2019, respectively.

Convertible Notes Payable at December 31, 2020 and December 31, 2019 consisted of the following:

	December 31,	December 31,
	2020	2019
Current:
Convertible notes payable to related parties and stockholders	$200,000	$—
Less:
Unamortized debt issuance costs	5,578	—
Total convertible notes payable to related parties and stockholders	$194,422	$0

Convertible notes payable	$100,000	$—
Less:
Unamortized debt issuance costs	2,824	—
Total convertible notes payable, net	$97,176	$0

Long Term:
Convertible notes payable to related parties and stockholders	$125,000	$225,000
Less:
Unamortized debt discount - beneficial conversion feature	103,092	—
Unamortized debt issuance costs	1,371	13,100
Total convertible notes payable to related parties and stockholders	$20,536	$211,900

Convertible notes payable	$761,000	$100,000
Less:
Unamortized debt discount - beneficial conversion feature	550,080	—
Unamortized debt issuance costs	7,069	5,646
Total convertible notes payable, net	$203,851	$94,354

Note 7 – Warrants

Warrants

During September 2015, the Company issued five-year warrants to a stockholder for the purchase 25,000 shares of common stock at an exercise price of $.12 per share as additional consideration for a $25,000 loan. On September 30, 2020, the stockholder exercised the warrant for 25,000 shares at $0.12 per share, totaling $3,000.

During June 2016, the Company issued warrants to a stockholder for the purchase of 900,000 shares of common stock at an exercise price of $0.11 per share in consideration for the Company utilizing his facility space from January 2013 to December 2015. These warrants expire in June 2021. As of December 31, 2020, all of these warrants were outstanding.

In July 2016, a warrant for the purchase of 25,000 shares of common stock at an exercise price of $.19 per share was issued to a stockholder as additional consideration for a $25,000 loan. These warrants expire in July 2021. As of December 31, 2020, all of these warrants were outstanding.

In October 2016, another warrant for the purchase of 25,000 shares of common stock was issued to the same stockholder at an exercise price of $.15 per share as additional consideration for extending the maturity of the $25,000 loan for an additional 90 days. These warrants expire in October 2021. As of December 31, 2020, all of these warrants were outstanding.

A summary of warrants issued, exercised and expired during the year ending December 31, 2020 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2019	975,000	$.11	$0
Exercised	(25,000)	.12	—
Balance at December 31, 2020	950,000	$.11	$690,500

Note 8 – Stock Options

Stock option activity for the year ended December 31, 2020, is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding and exercisable at December 31, 2019	12,180,500	$0.21	5.59
Options outstanding and exercisable at December 31, 2020	12,180,500	$0.21	4.63

Total stock option compensation was $0 and $80,000 for the years ended December 31, 2020 and 2019. There is no unrecognized compensation expense associated with the option.

Note 9 – Stockholders’ Deficit

On September 30, 2020, a shareholder exercised a warrant for 25,000 shares at $0.12 per share, totaling $3,000.

The Company also purchased from George Konrad, the Company’s founder and former CEO and Director (“Konrad”) all of Konrad’s 4,027,408 shares of Company common stock (the “Shares”), representing 12.7% of the Company’s issued and outstanding common stock, for an aggregate price of $300,000 ($.074 per share). The Company raised the funds used for the purchase of the shares through a private placement of convertible notes to related parties, stockholders and non-related accredited investors (see Note 6).

On December 4, 2020, a stockholder converted a Convertible Note Payable in the principal amount of $25,000 along with accrued interest totaling $26,072 into 130,362 shares of common stock (see Note 6).

Note 10 - Commitments and Contingencies

On June 25, 2015, Company consultant Hank Leibowitz assigned to the Company a patent he obtained for a system and method for using high temperature sources in Rankine cycle power systems. The Company has agreed to pay Mr. Leibowitz a 2% royalty for any and all revenues of products and/or project sales by the Company based on the subject patent. At December 31, 2020, no royalties have been paid on this agreement.

On September 20, 2020, the Company signed a Binding Letter of Intent for a merger (the “LOI”) with 374Water Inc. (“374Water”) a privately-held company based in Durham, North Carolina www.374water.com.

Subject to the terms and conditions set forth in the LOI, 374Water will merge into a newly- formed wholly-owned subsidiary of the Company (the “Sub”), with the Sub as the surviving corporation (the “Merger”). Upon closing of the Merger, the Company will issue new shares of common stock to 374Water shareholders such that 374Water shareholders will own approximately 60% of the combined company, and the Company’s shareholders will own approximately 40%. The Merger is subject to adjustments for liabilities, and the closing is contingent on the achievement of certain milestones and satisfaction of conditions by both parties prior to closing, including the raising of net proceeds of at least $6.25 million of additional capital pursuant to a private placement by March 31, 2021. (See Note 13)

Note 11 – Income Taxes

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

Significant components of the Company’s net deferred income taxes are as follows:

	December 31,
	2020	2019
Deferred tax assets:

Net operating loss carryforwards	$1,953,623	1,773,162
Start-up cost	109,218	129,091
Goodwill	279,200	309,039
Stock based compensation	538,113	538,113
Other	16,636	1,079
Deferred tax assets	2,896,789	2,750,484
Less valuation allowance	(2,896,789)	(2,750,484)
Net deferred tax assets after valuation allowance	$—	—

A reconciliation of the U.S. statutory federal income tax rate to the effective income tax rate (benefit) follows:

Rate Reconciliation

	December 31,
	2020	2019
Rate Reconciliation
Federal income tax at statutory rate	(112,069)	(108,133)
State Tax	(18,795)	(18,134)
Change in Valuation Allowance	146,306	89,146
Permanent Differences	292	14,217
Other	(15,734)	22,904
	—	—

In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more than likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment. After consideration of the evidence, both positive and negative, management has determined that a $2,896,789 valuation allowance at December 31, 2020 is necessary. The change in the valuation allowance for the current year is $146,306, which represents the changes in the deferred items. At December 31, 2020, the Company has available net operating loss carry forwards for federal income tax purposes of $7,958,781 expiring at various times from 2028 through 2033.

Note 12- Related Party Transactions

From July 2010 until December 2017, the accounting firm J.L. Hofmann & Associates, P.A. (“JLHPA”), whose principal is our CFO John L. Hofmann, provided financial consulting and accounting services to the Company. In December 2017, J.L. Hofmann & Associates, P.A. merged with Kabat, Schertzer, De La Torre, Taraboulos & Co, LLC (“KSDT”). The Company paid $53,395 and $37,334 to KSDT for its services in the years ended December 31, 2020 and 2019, respectively.

The Company’s consultant and shareholder Hank Leibowitz receives compensation of $7,500 per month, totaling $90,000 for the 2020. At December 31, 2020, Mr. Leibowitz was owed accrued compensation of $45,000, which is included in accounts payable and accrued expense on the accompanying balance sheets.

On April 15, 2017, the Company entered into an assembly agreement with Liberty Plugins, Inc. (“Liberty”) to assemble Liberty’s Hydra electronic vehicle charging systems and ship completed Hydras to Liberty’s facility in Santa Barbara, California (the “Liberty Agreement”). Initially, Liberty agreed to pay $1,000 for the first 10 Hydras assembled in a month, $750 per Hydra for the next 10 Hydras assembled per month and $500 per Hydra for each Hydra assembled above 20 per month. The Company has never assembled/shipped more than 10 Hydras in any month and does not expect to do so in the future. Revenue for these products is reflected in the revenue –related party on the Company’s consolidated statement of operations and amounted to $40,000 and $24,000 for the years ended December 31, 2020 and 2019, respectively. The Liberty Agreement is subject to termination by either party on 30 days notice.

The company’s CEO is a minority interest holder and member of the Board of Directors of Liberty. Therefore, transactions with Liberty have been disclosed as transactions with a related party.

See Note 6 for convertible notes issued to related parties and Note 9 for repurchase of stock from a related party.

Note 13 – Subsequent Events

As of March 5, 2021, the Company is holding in escrow $1,636,545 for purposes of the private placement required to generate net proceeds of $6.25 million as a condition of the closing of the Merger. (See Note 10)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Vyrex Corporation as filed with the Delaware Secretary of State on September 8, 2005.[1]

3.2	Bylaws of Vyrex Corporation, dated as of September 9, 2005. [1]

3.3	Amended and Restated Certificate of Incorporation of Vyrex Corporation as filed with the Delaware Secretary of State on August 14, 2008. [2]

10.1	Agreement and Plan of Merger, dated as of February 11, 2008 by and among Vyrex Corporation, Vyrex Acquisition Corporation and PowerVerde, Inc. [3]

10.4	Intellectual Property Transfer Agreement dated as of March 4, 2009, between PowerVerde, Inc. and Edward C. Gomez. [6]

10.9	Agreement dated April 7, 2011, between PowerVerde, Inc. and George Konrad. [8]

10.10	Employment Agreement dated April 7, 2011, between PowerVerde, Inc. and George Konrad. [8]

10.11	Employment Agreement dated as of June 15, 2011, between PowerVerde, Inc. and Mark P. Prinz [16]

10.14	Amendment to Agreement dated August 19, 2011, between PowerVerde, Inc. and George Konrad.[16]

10.16	Binding Letter of Intent for Acquisition dated November 1, 2011, between PowerVerde, Inc., Bryce Johnson, Paul Kelly and Vince Hils. 10,

10.18	Membership Interest Purchase Agreement between PowerVerde, Inc., Bryce Johnson, Paul Kelly and Vince Hils dated March 30, 2012. [12]

10.19	Agreement dated October 16, 2012, among PowerVerde, Inc., George Konrad and Arizona Research and Development Inc. [13]

10.20	Consulting Agreement between the Company and Waste Heat Solutions LLC dated October 25, 2012. [14]

10.21	Form of Series A Secured Promissory Note dated December 2012. [14]

10.22	Security Agreement between PowerVerde Inc. and Series A Note holders dated December 31, 2012. [14]

10.23	DELETE OR FILE FOR 2020 10K DOES NOT LINKAmendment to the Settlement Agreement between the Company and George Konrad dated February 7, 2014. [15]

10.24	Assignment of Intellectual Property Agreement between PowerVerde Inc. and Vyrex IP Holdings Inc. dated June 30, 2015. [17]

10.25	Form of Series B Convertible Promissory Note, dated January 2019. [18]

10.26	Employment Agreement between PowerVerde Inc. and Daniel T. Bogar dated September 1, 2020 [19]

10.27	Employment Agreement between PowerVerde Inc. and Richard H. Davis dated September 1, 2020.[20]

10.28	Binding Letter of Intent dated September 20, 2020, between PowerVerde Inc. and 374Water Inc. [21]

21.1	Subsidiaries of the Company. [1]

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002. *

*       Filed herewith.

[1]	Previously filed on Form 8-K filed with the SEC on October 21, 2005.
[2]	Previously filed on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 19, 2008.
[3]	Previously filed on Form 8-K with the SEC on February 12, 2008. Nonmaterial schedules and exhibits identified in the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-B. The Company agrees to furnish supplementally to the SEC upon request by the SEC a copy of any omitted schedule(s) or exhibit(s).
[4]	Previously filed on Form 10-K for the year ended December 31, 2008, as filed with the SEC on April 15, 2009.
[5]	Previously filed on Form 10-Q for the quarter ended September 30, 2009, as filed with the SEC on November 17, 2009.
[6]	Previously filed on Form 10-K for the year ended December 31, 2008, as filed with the SEC on April 15, 2009.
[7]	Previously filed on Form 8-K filed with the SEC on February 4, 2011.
[8]	Previously filed on Form 10-K for the year ended December 31, 2010, as filed with the SEC on April 7, 2011.
[9]	Previously filed on Form 8-K filed with the SEC on September 30, 2011
[10]	Previously filed on Form 8-K filed with the SEC on November 7, 2011
[11]	Previously filed on Form 8-K filed with the SEC on February 9, 2012.
[12]	Previously filed on Form 8-K filed with the SEC on April 5, 2012.
[13]	Previously filed on Form 8-K filed with the SEC on October 22, 2012.
[14]	Previously filed on Form 10-K for the year ended December 31, 2012, as filed with the SEC on May 16, 2013.
[15]	Previously filed on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 17, 2014.
[16]	Previously filed on Form 10-Q for the quarter ended June 30, 2011, as filed with the SEC on August 22, 2011.
[17]	Previously filed on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 30, 2016.
[18]	Previously filed on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 29, 2019.
[19]	Previously filed on Form 10-Q for the quarter ended September 30, 2020, as filed with the SEC on November 16, 2020.
[20]	Previously filed on Form 10-Q for the quarter ended September 30, 2020, as filed with the SEC on November 16, 2020.
[21]	Previously filed on Form 8-K filed with the SEC on September 24, 2020.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERVERDE, INC.

Dated: March 9, 2021	by:	/s/ Richard H. Davis
Richard H. Davis
CEO and Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Richard H. Davis.	Chief Executive Officer, Director	March 9, 2021

/S/ John L. Hofmann	Chief Financial Officer	March 9, 2021