Form 10-K/A
period 2020-12-31
POWERVERDE, INC.
filed 2021-04-13
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

Commission File No. 000-27866

PowerVerde, Inc.

(Exact name of registrant as specified in its charter)

Delaware	88-0271109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9300 S. Dadeland Blvd., Suite 600 Miami, FL	33156
(Address of principal executive offices)	(Zip Code)

(305) 670-3370

(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐  Disclosure not contained.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock equity, as of June 30, 2020, the last business day of the issuer's most recently completed second fiscal quarter: $2,152,000.

As of March 9, 2021, the number of outstanding shares of common stock, $0.0001 par value per share, of the registrant was 27,878,060.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Explanatory Note

The purpose of this Amendment is to correct an error on the cover page of our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission on March 9, 2021. This amendment amends the following:

●	The statement of our number of shares of common stock outstanding as of March 9, 2021, has been amended to reflect the correct amount of 27,878,060.

There are no changes to the original Form 10-K other than as set forth above.

ii

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERVERDE, INC.

Dated: April 13, 2021	by:	/s/ Richard H. Davis
Richard H. Davis
CEO and Principal Executive Officer

In accordance with the Exchange Act, this Amendment has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard H. Davis.	Chief Executive Officer, Director	April 13, 2021

/s/ John L. Hofmann	Chief Financial Officer	April 13, 2021

3