Form 10-Q
period 2021-03-31
374Water Inc.
filed 2021-05-14
CIK 933972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2021

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 000-27866

374WATER INC.

(Exact name of Registrant as specified in its charter)

Delaware	88-0271109
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9300 S. Dadeland Blvd, Suite 600

Miami, FL 33156

(Address of principal executive offices)

(305) 670-3370

(Registrant’s telephone number including area code)

POWERVERDE, INC.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 14, 2021, the issuer had 97,216,246 shares of common stock outstanding.

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

ii

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

374Water Inc. and Subsidiary (f/k/a PowerVerde, Inc) Condensed Consolidated Balance Sheets March 31, 2021 and December 31, 2020 (Unaudited)

	2021	2020
Assets
Current Assets:
Cash	$30,052	$95,386
Accounts receivable – related party	1,000	13,000
Prepaid expenses	15,582	22,000
Total Assets	$46,634	$130,386

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$198,991	$76,381
Convertible notes payable to related parties and stockholders, net of debt discount and issuance costs	195,817	194,422
Convertible notes payable, net of debt discount and issuance costs	97,882	97,176
Total Current Liabilities	492,690	367,979
Long Term Liabilities
Convertible notes payable to related parties and stockholders, net of debt discount and issuance costs, less current portion	29,124	20,536
Convertible notes payable, net of debt discount and issuance costs, less current portion	154,784	203,851
Total Long Term Liabilities	183,908	224,387

Total Liabilities	676,598	592,366

Stockholders’ Deficit
Preferred stock:
50,000,000 preferred shares authorized, 0 preferred shares issued at March 31, 2021 and December 31, 2020	—	—
Common stock:
200,000,000 common shares authorized, par value $0.0001
per share, 40,966,290 common shares issued; 28,388,882 and 27,878,060 shares outstanding at March 31, 2021 and December 31, 2020, respectively	4,048	3,997
Additional paid-in capital	13,541,849	13,431,536
Treasury stock, 12,577,408 and 8,550,000 common shares at cost, respectively	(791,139)	(791,139)
Accumulated deficit	(13,384,722)	(13,106,374)

Total Stockholders’ Deficit	(629,964)	(461,980)

Total Liabilities and Stockholders’ Deficit	$46,634	$130,386

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water Inc. and Subsidiary (f/k/a PowerVerde, Inc) Condensed Consolidated Statements of Operations For the three months ended March 31, 2021 and 2020 (Unaudited)

	2021	2020

Revenue – related party	$1,000	$16,000

Operating Expenses
Research and development	34,398	34,939
General and administrative	158,187	61,076
Total Operating Expenses	192,585	96,015

Loss from Operations	(191,585)	(80,015)

Other Income and (Expenses)
Gain on settlement of accounts payable	3,800	—
Interest expense	(90,563)	(11,648)
Total Other Expenses, net	(86,763)	(11,648)

Loss before Income Taxes	(278,348)	(91,663)

Provision for Income Taxes	—	—

Net Loss	$(278,348)	$(91,663)

Net Loss per Share - Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding - Basic and Diluted	27,940,494	31,750,106

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water Inc. and Subsidiary

(f/k/a PowerVerde, Inc)

Condensed Consolidated Changes in Stockholders’ Deficit

For the three months ended March 31, 2021 and 2020

(Unaudited)

For the three months ended March 31, 2021

	Common Shares	Common Stock	Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Deficit
Balances, December 31, 2020	27,878,060	$3,997	$13,431,536	$(791,139)	$(13,106,374)	$(461,980)
Conversion of note payable and accrued interest	510,822	51	102,113	—	—	102,164
Stock option issued to settle an accounts payable	—	—	8,200	—	—	8,200
Net loss	—	—	—	—	(278,348)	(278,348)
Balances, March 31, 2021	28,388,882	$4,048	$13,541,849	$(791,139)	$(13,384,722)	$(629,964)

For the three months ended March 31, 2020

	Common Shares	Common Stock	Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Deficit
Balances, December 31, 2019	31,750,106	$3,981	$12,689,980	$(491,139)	$(12,572,714)	$(369,892)
Net loss	—	—	—	—	(91,663)	(91,663)
Balances, March 31, 2020	31,750,106	$3,981	$12,689,980	$(491,139)	$(12,664,377)	$(461,555)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water Inc. and Subsidiary (f/k/a PowerVerde, Inc) Condensed Consolidated Statements of Cash Flows For the three months ended March 31, 2021 and 2020 (Unaudited)

	2021	2020
Cash Flows from Operating Activities
Net loss	$(278,348)	$(91,663)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt issuance costs	7,694	2,932
Amortization of debt discount	53,928	—
Gain on settlement of accounts payable	(3,800)	—
Changes in operating assets and liabilities
Accounts receivable and prepaid expenses	18,417	(20,291)
Accounts payable and accrued expenses	136,775	53,888

Cash Used In Operating Activities	(65,334)	(55,134)

Cash Flows from Financing Activities
Proceeds from convertible notes payable, related parties and stockholders	—	100,000
Payments for debt issuance costs	—	(8,000)

Cash Provided by Financing Activities	—	92,000

Net Change in Cash	(65,334)	36,866
Cash at beginning of period	95,386	20,033
Cash at end of period	$30,052	$56,899

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$—	$—

Non-Cash Financing Activities
Accounts payable settled with stock option	$8,200	$—
Conversion of convertible note payable and accrued interest	$102,164	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water Inc. and Subsidiary

(f/k/a PowerVerde, Inc)

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

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

Presentation of Financial Statements

The accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Annual Report of 374Water Inc, formerly known as PowerVerde, Inc. (“PowerVerde,” “we,” “us,” “our,” or the “Company”) as of and for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on March 9, 2021. The results of operations for the three months ended March 31, 2021, are not necessarily indicative of the results to be expected for the full year or for future periods. The condensed consolidated financial statements include the accounts of 374Water Inc, formerly known as PowerVerde, Inc. (the “Company”), and PowerVerde Systems, Inc., its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

Note 2 – Liquidity, Capital Resources and Going Concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of March 31, 2021, we had a working capital deficit of $446,056 compared to a working capital deficit of $237,593 at December 31, 2020. This increase in the working capital deficit is due primarily to the maturity date of the convertible notes payable. As of March 31, 2021, the Company has an accumulated deficit of $13,384,722. For the three months ended March 31, 2021, the Company had a net loss of $278,348 and $65,334 of net cash used in operations for the period. Those factors create substantial doubt about the Company’s ability to continue as a going concern.

Subsequent to March 31, 2021, as more fully disclosed in Note 11, the Company raised approximately $6.5 million from the sale of Series D Preferred Stock and converted all of its convertible debt notes and accrued interest to shares of common stock. These events served to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern.

Based on these events, the Company concluded it has the ability to continue as a going concern for at least the next 12 months and meet its financial obligations as they become due.

Note 3 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company held no cash equivalents as of March 31, 2021 and December 31, 2020.

Accounts Receivable and Concentration

Accounts receivable consist of balances due from assembly services. The Company monitors accounts receivable and provides allowances when considered necessary. At March 31, 2021 and December 31, 2020, accounts receivable were considered to be fully collectible. Accordingly, no allowance for doubtful accounts was provided. At March 31, 2021 and December 31, 2020, accounts receivable were due from one related customer.

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

Royalties are recognized as earned in the period the sales to which the royalties relate occur. The Company has not yet generated any royalty revenues. Manufacturing assembly services are recognized as revenue when the assembled product is delivered to the customer and the Company has completed its performance obligations. Revenues for the three months ended March 31, 2021 and 2020 were generated from manufacturing assembly services and are from one related customer.

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

Accounting for Uncertainty in Income Taxes

The Company follows the provisions of ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There were no uncertain tax positions as of March 31, 2021 and December 30, 2020.

Income Tax Policy

The Company accounts for income taxes using the liability method prescribed by ASC 740 - Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

Research and Development Costs

The Company’s research and development costs are expensed in the period in which they are incurred. Such expenditures amounted to $34,398 and $34,939 for the three months ended March 31, 2021 and 2020, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share is computed in accordance with FASB ASC Topic 260, “Earnings per Share”. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Certain common stock equivalents were not included in the earnings (loss) per share calculation as their effect would be anti-dilutive. Warrants exercisable for 950,000 and 975,000 shares as of March 31, 2021 and March 31, 2020, respectively, were excluded from weighted average common shares outstanding on a diluted basis as well as options for 10,850,500 shares and 12,180,500 shares, respectively.

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

Note 5 - Convertible Notes Payable to Related Parties/Stockholders and Nonrelated Parties

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

In March 2020, the Company issued a Convertible Note Payable in the principal amount of $100,000 to a nonrelated party in connection with a loan in the same amount. The note is to be paid in one principal payment, along with any unpaid interest by December 31, 2022. Interest is payable semiannually at 10%. The note is convertible into common stock at a price of $.20 per share through December 31, 2020, $.30 per share from January 1, 2021 through December 31, 2021, and $.40 per share from January 1, 2022 through the maturity date of December 31, 2022. On March 22, 2021, the note along with accrued interest totaling $102,164 was converted into 510,822 shares of common stock.

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

Consequently, the Company has outstanding Convertible Notes Payable in an aggregate principal amount of $1,086,000 as of March 31, 2021, of which $325,000 are due to related parties and stockholders, and $761,000 are to nonrelated parties (collectively referred to as the “Notes”). See Note 12 for further related party transactions.

The Convertible Notes Payable that were issued in the third and fourth quarter 2020 included a beneficial conversion feature, which is recorded as a discount against the Notes and amortized through the earlier of the conversion into common stock, or the maturity date. Amortization of the debt discount is reported as interest expense in the statements of operations. The total debt discount associated with the beneficial conversion feature for the year ended December 31, 2020 was $712,500. Total amortization associated with the beneficial conversion feature debt discount was $53,928 and $0 for the three months ended March 31, 2021 and 2020, respectively.

Total debt issuance costs were $0 and $8,000 for the three months ended March 31, 2021 and 2020, respectively. Total amortization associated with the debt issuance costs paid was $7,694 and $7,254 for the three months ended March 31, 2021 and 2020, respectively.

Convertible Notes Payable at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31,	December 31,
	2021	2020
Current:
Convertible notes payable to related parties and stockholders	$200,000	$200,000
Less:
Unamortized debt issuance costs	4,183	5,578
Total convertible notes payable to related parties and stockholders	$195,817	$194,422

Convertible notes payable	$100,000	$100,000
Less:
Unamortized debt issuance costs	2,118	2,824
Total convertible notes payable, net	$97,882	$97,176

Long Term:
Convertible notes payable to related parties and stockholders	$125,000	$125,000
Less:
Unamortized debt discount - beneficial conversion feature	94,619	103,092
Unamortized debt issuance costs	1,257	1,371
Total convertible notes payable to related parties and stockholders	$29,124	$20,537

Convertible notes payable	$661,000	$761,000
Less:
Unamortized debt discount - beneficial conversion feature	504,625	550,080
Unamortized debt issuance costs	1,591	7,069
Total convertible notes payable, net	$154,784	$203,851

These notes and all accrued interest were converted to shares of common stock subsequent to March 31, 2021 (see Note 11).

Note 6 – Warrants

Warrants

During September 2015, the Company issued five-year warrants to a stockholder for the purchase of 25,000 shares of common stock at an exercise price of $.12 per share as additional consideration for a $25,000 loan. On September 30, 2020, the stockholder exercised the warrant for 25,000 shares at $0.12 per share, totaling $3,000.

During June 2016, the Company issued warrants to a stockholder for the purchase of 900,000 shares of common stock at an exercise price of $0.11 per share in consideration for the Company utilizing his facility space from January 2013 to December 2015. These warrants expire in June 2021. As of March 31, 2021, all of these warrants were outstanding.

In July 2016, a warrant for the purchase of 25,000 shares of common stock at an exercise price of $.19 per share was issued to a stockholder as additional consideration for a $25,000 loan. These warrants expire in July 2021. As of March 31, 2021, all of these warrants were outstanding.

In October 2016, another warrant for the purchase of 25,000 shares of common stock was issued to the same stockholder at an exercise price of $.15 per share as additional consideration for extending the maturity of the $25,000 loan for an additional 90 days. These warrants expire in October 2021. As of March 31, 2021, all of these warrants were outstanding.

A summary of warrant activity during the three months ended March 31, 2021 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2020	950,000	0.11	$690,500	0.44
Balance at March 31, 2021	950,000	0.11	$462,500	0.19

Note 7 – Stock Options

Stock option activity for the quarter ended March 31, 2021, is summarized as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Options outstanding and exercisable at December 31, 2020	12,180,500	0.11	$4,750,395	4.63
Granted	20,000	0.45	3,000	—
Expired/forfeited	(1,350,000)	0.54	—	—
Options outstanding and exercisable at March 31, 2020	10,850,500	0.15	$4,892,855	4.51

On March 31, 2021, an option for 20,000 shares at an exercise price of $.45 per share was issued to Mr. Bryce Johnson in consideration of the Company’s use of his facility for which the Company owed Mr. Bryce Johnson $12,000. The accounts payable was settled in full with the issuance of the stock option with an estimated fair value of $8,200. The Company recognized a gain on the settlement as presented on the statements of operations (see Note 8).

The significant assumptions relating to the valuation of the Company’s stock options granted during the three months ended March 31, 2021 were as follows:

March 31, 2021
Dividend yield	0.00%
Expected life	3 Years
Expected volatility	1.02%
Risk-free interest rate	0.35%

There was no stock option compensation for the three months ended March 31, 2021 and 2020 and no unrecognized compensation expense associated with the options.

Note 8 – Stockholders’ Deficit

On March 20, 2021, a stockholder converted a Convertible Note Payable in the principal amount of $100,000 along with accrued interest totaling $102,164 into 510,822 shares of common stock (see Note 5).

On March 31, 2021, an option for 20,000 shares at an exercise price of $.45 per share was issued to Mr. Bryce Johnson in consideration of the Company’s use of his facility for which the Company owed Mr. Bryce Johnson $12,000. The accounts payable was settled in full with the issuance of the stock option with an estimated fair value of $8,200. The Company recognized a gain on the settlement as presented on the statements of operations (see Note 7).

Note 9 - Related Party Transactions

From July 2010 until December 2017, the accounting firm J.L. Hofmann & Associates, P.A. (“JLHPA”), whose principal is our CFO John L. Hofmann, provided financial consulting and accounting services to the Company. In December 2017, J.L. Hofmann & Associates, P.A. merged with Kabat, Schertzer, De La Torre, Taraboulos & Co, LLC (“KSDT”). The Company paid $11,825 and $9,300 to KSDT for its services in the three months ended March 31, 2021 and 2020, respectively, and $8,300 of services rendered remain unpaid as of March 31, 2021 which is included in accounts payable and accrued expenses.

The Company’s consultant and shareholder Hank Leibowitz receives compensation of $7,500 per month, totaling $22,500 for the three months ended March 31, 2021 and 2020. At March 31, 2021, Mr. Leibowitz was owed accrued compensation of $67,500, which is included in accounts payable and accrued expense on the accompanying balance sheets.

On April 15, 2017, the Company entered into an assembly agreement with Liberty Plugins, Inc. (“Liberty”) to assemble Liberty’s Hydra electronic vehicle charging systems and ship completed Hydras to Liberty’s facility in Santa Barbara, California (the “Liberty Agreement”). Initially, Liberty agreed to pay $1,000 for the first 10 Hydras assembled in a month, $750 per Hydra for the next 10 Hydras assembled per month and $500 per Hydra for each Hydra assembled above 20 per month. Revenue for these products is reflected in the revenue –related party on the Company’s consolidated statement of operations and amounted to $1,000 and $16,000 for the three months ended March 31, 2021 and 2020, respectively. The Liberty Agreement is subject to termination by either party on 30 days notice.

The Company’s director and former CEO is a minority shareholder and member of the Board of Directors of Liberty. Therefore, transactions with Liberty have been disclosed as transactions with a related party.

See Note 5 for convertible notes issued to related parties and stockholders.

Note 10 – Subsequent Events

Agreement and Plan of Merger

On April 16, 2021, 374Water Inc. (f/k/a PowerVerde, Inc.) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with 374Water, Inc., a privately held company based in Durham, North Carolina, www.374Water.com (“374Water”) and 374Water Acquisition Corp., a newly-formed wholly-owned subsidiary of PowerVerde (“Sub”). The parties entered into the Agreement pursuant to their Binding Letter of Intent dated September 20, 2020.

Pursuant to the merger contemplated by the Merger Agreement (the “Merger”), on April 16, 2021 Sub merged into 374Water, with 374Water as the surviving corporation. In connection with the Merger, all 374Water shares were cancelled and 374Water, Inc. issued to the former 374Water shareholders a total of 64,012,734 shares of 374Water, Inc. common stock.

Immediately following the Merger, 374Water changed its name to 374Water Systems Inc and PowerVerde changed its name to 374Water Inc.

Also in connection with the Merger, PowerVerde closed on a private placement of 436,782 shares of Series D Convertible Preferred Stock (the “Preferred Stock”) with a par value of $.0001, yielding gross proceeds of $6,551,735 (the “Private Placement”). The Private Placement proceeds will be used for working capital, primarily for development, manufacture and commercialization of 374Water’s Air SCWO Nix systems. The Preferred Stock has a stated value of $15 per share, is convertible into common stock at $.30 per share and has voting rights based on the underlying shares of common stock. Upon liquidation of the Company, the Preferred Stockholders have liquidation preference before any assets can be distributed to common stockholders. The current liquidation value is $6,551,730. All of the Preferred Stock was sold pursuant to an exemption from registration requirements under Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

As a result of the Merger, the issuance of the Preferred Stock and the post-Merger conversion of $1,086,000 principal amount of convertible notes and accrued interest of $31,241 (comprising all outstanding convertible notes and accrued interest) into 5,325,452 shares of PowerVerde common stock, the former 374Water shareholders own 65.8% of 374Water Inc’s issued and outstanding common stock and 53.8% of 374Water Inc.’s issued and outstanding voting stock (which includes the Preferred Stock).

In connection with the Merger, 374Water, Inc. entered into two-year employment agreements with 374Water founders Yaacov (Kobe) Nagar and Marc Deshusses, Ph. D. Mr. Nagar will serve as PowerVerde’s CEO, replacing Richard H. Davis, who resigned upon closing of the Merger. Mr. Nagar will receive an annual salary of $200,000. Dr. Deshusses will serve as PowerVerde’s Head of Technology on a part-time basis at a salary of $60,000 per year.

Pursuant to the Merger, Messrs. Nagar and Deshusses were appointed to the PowerVerde Board of Directors, joining Mr. Davis, who remains as a Director.

The patented technology underlying 374Water’s supercritical water oxidation (SCWO) units, which was developed principally through the efforts of Messrs. Nagar and Deshusses at the facilities of Duke University, Durham, North Carolina (“Duke”), where Dr. Deshusses is a professor, is licensed to 374Water pursuant to a worldwide non-exclusive license agreement with Duke executed on April 16, 2021 (the “License Agreement”). In connection with the License Agreement, 374Water also executed an Equity Transfer Agreement with Duke pursuant to which Duke received a small block of common stock in 374Water, which in turn was converted into PowerVerde shares pursuant to the Merger.

On March 30, 2021, in anticipation of the Merger, 374Water entered into a Binding Memorandum of Understanding (the “MOU”) with MB Holding Inc. (“MBH”), an affiliate of Merrell Bros., Inc., a nationwide biosolids management company based in Kokomo, Indiana www.merrellbros.com (“Merrell”). The MOU establishes a framework for a contractual relationship for the commercial manufacturing and service of 374Water’s AirSCWO Nix systems. Pursuant to the MOU, MBH and its affiliates invested $1,135,000 in the Private Placement, purchasing 75,667 shares of Preferred Stock, and upon closing of the Merger, 374Water, Inc. assumed 374Water’s commitment to provide an option to MBH to purchase 3,783,350 shares of 374Water, Inc. common stock at $.30 per share. As of the date of this filing, the options remain a commitment pending execution of the commercial manufacturing and service agreement.

As a result of the Merger Agreement, for financial statement reporting purposes, the business combination between 374Water Inc. and 374Water will be treated as a reverse acquisition and recapitalization for accounting purposes with 374Water deemed the accounting acquirer and 374Water Inc. deemed the accounting acquiree under the acquisition method of accounting in accordance with FASB Accounting Standards Codification (“ASC”) Section 805-10-55.

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

Critical Accounting Policies

The condensed consolidated financial statements of 374Water Inc. are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires our management to make estimates and assumptions about future events that effect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. We believe the following critical accounting policies affect its more significant judgments and estimates used in the preparation of financial statements.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our condensed consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2016, 2017, 2018 and 2019, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2021.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the condensed consolidated financial statements as general and administrative expense.

Revenue Recognition

Revenue from royalties and assembly services with a related party are unrelated to our planned operations. Royalties are recognized as earned in the period the sales to which the royalties relate occur. Manufacturing assembly services with a related party are recognized as revenue when the assembled product is shipped to the customer. Revenues recognized under these agreements amount to 100% of total revenues for the three months ended March 31, 2021 and 2020.

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All outstanding warrants as of March 31, 2021 and 2020, were classified as equity.

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

Following the cessation of material Biotech Business operations in October 2005, the Company turned its primary focus to seeking an appropriate merger partner for its public shell. This resulted in the February 2008 Merger with Vyrex (the “Initial Merger”). In March 2009, we assigned most of our Biotech intellectual property other than our rights under existing licensing agreements (the “Biotech IP”) to an investor in exchange for his agreement to pay all future expenses relating to the Biotech IP and to pay us 20% of any net proceeds received from future sale and/or licensing of the Biotech IP. We do not expect this arrangement to generate material revenues.

After the Initial Merger, we focused on the development and testing of our electric power systems and their applicability to thermal and natural gas pipeline operations. We later abandoned the pipeline opportunities and decided to focus on the thermal applications. On April 16, 2021, we closed our merger with 374Water Inc. (the “374Water Merger”). Since the closing of the 374Water Merger, our business has been focused on development and commercialization of 374Water’s supercritical water oxidation (SCWO) systems, which include PowerVerde expanders. See Note 11 “Subsequent Events” in the accompanying condensed consolidated financial statements and Item 5 “Other Information”. Our business is subject to significant risks, including the risks inherent in our research and development efforts, uncertainties associated with obtaining and enforcing patents and intense competition. See “Risk Factors.”

Results of Operations

Three Months Ended March 31, 2021 as Compared to Three Months Ended March 31, 2020

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. We generated $1,000 and $16,000 in revenue for assembly revenues under the Liberty Agreement in the first quarter of 2021 and 2020, respectively. In both years, we had substantial expenses due to our ongoing research and development activities and efforts to commercialize our systems, as well as substantial administrative expenses associated with our status as a public company. Our general administrative expenses increased by $97,111 (159.0%) in the first quarter of 2021 as compared to the first quarter of 2020, primarily because of increased legal fees relating to the planned 374Water Merger and payroll expenses. Our research and development expenses decreased by $542 (1.6%), primarily because of a decrease in engineering expenses. Substantial net losses are expected until we are able to successfully commercialize and market 374Water systems, as to which there can be no assurance.

Liquidity and Capital Resources

We have financed our operations since inception principally through the sale of debt and equity securities. Also, from 2012 through March 2018 we received material amounts of Biotech IP licensing fees. As of March 31, 2021, we had a working capital deficit of $446,056 compared to a working capital deficit of $237,593 at March 31, 2020. This increase in the working capital deficit is due primarily to the maturity date of the related party debt financing.

In connection with the 374Water Merger, we raised gross proceeds of $6,551,735 from the sale of Series D Convertible Preferred Stock and converted all of our convertible debt notes into shares of common stock. These events served to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. We believe that these funds will satisfy our working capital needs for the next 24 months. There can be no assurance that these funds will be sufficient to finance our plan of operations and commercialize our systems or that we will be able to raise any necessary additional funds on a commercially reasonable basis or at all.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of March 31, 2021, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in internal control over financial reporting during the first quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the 2020 Annual Report. Please refer to that section for disclosure regarding the risks and uncertainties related to our business.

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

Item 5. Other Information.

For information regarding the 374Water Merger, see Note 11 “Subsequent Events” and our Report on Form 8-K filed with the SEC on April 22, 2021..

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

374WATER INC (F/K/A POWERVERDE, INC)

Dated: May 14, 2021	By:	/s/ Yaacov Nagar
Yaacov Nagar
Chief Executive Officer

Dated: May 14, 2021	By:	/s/ John L. Hofmann
John L. Hofmann
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE