Form 10-Q
period 2021-06-30
374Water Inc.
filed 2021-08-16
CIK 933972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2021

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

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated Filer	☒	Smaller reporting company
		☐	Emerging Growth Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 16, 2021, the issuer had 98,391,545 shares of common stock outstanding.

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

i

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

374Water Inc. and Subsidiaries (f/k/a PowerVerde, Inc) Condensed Consolidated Balance Sheets June 30, 2021 (Unaudited) and December 31, 2020

	2021	2020
Assets
Current Assets:
Cash	$6,295,015	$71,799
Accounts receivable	7,600	31,330
Prepaid expenses	14,633	—
Total Current Assets	6,317,248	103,129
Long-Term Assets:
Equipment, net	1,319	403
Intangible asset, net	1,073,529	—
Other assets	20,101	275
Total Long-Term Assets	1,094,948	678
Total Assets	$7,412,196	$103,807

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$155,467	$76,249
Advances from stockholders	—	15,108
Other liabilities	19,543	1,200
Total Current Liabilities	175,010	92,557
Total Liabilities	175,010	92,557
Commitments and contingencies (Note 8)
Stockholders’ Equity
Preferred Stock: 1,000,000 Convertible Series D preferred shares authorized; par value $0.0001 per share, 440,125 issued and outstanding at June 30, 2021 and nil issued and outstanding at December 31, 2020 (Liquidation Preference of $6,601,745)	44	—

Common stock: 200,000,000 common shares authorized, par value $0.0001 per share, 98,391,746 and 62,410,452 shares outstanding at June 30, 2021 and December 31, 2020, respectively	9,839	6,241
Additional paid-in capital	9,163,568	416
Accumulated (deficit) earnings	(1,936,266)	4,593

Total Stockholders’ Equity	7,237,186	11,250

Total Liabilities and Stockholders’ Equity	$7,412,196	$103,807

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2021 and 2020

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Revenue	$14,600	$—	$14,600	$—
Operating Expenses
Research and development	124,675	—	153,860	—
Compensation and related expenses	158,979	—	177,666	—
Product and development expenses	1,399,833	—	1,399,833	—
Professional Fees	152,437	500	160,638	500
General and administrative	53,308	1,686	63,785	2,395
Total Operating Expenses	1,889,231	2,186	1,955,782	2,895

Loss from Operations	1,874,631	2,186	1,941,182	2,895

Other Income
Award income	—	2,000	—	2,000
Interest income	323	—	323	—
Other income	—	—	—	—
Total Other Income	323	2,000	323	2,000

Net Loss before Income Taxes	(1,874,308)	(186)	(1,940,858)	(895)
Provision for Income Taxes	—	—	—	—

Net Loss	$(1,847,308)	$(186)	$(1,940,858)	$(895)

Net Loss per Share - Basic and Diluted	$(0.02)	$0.00	$(0.03)	$0.00

Weighted Average Common Shares Outstanding - Basic and Diluted	91,652,090	62,410,452	77,112,049	62,410,452

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water Inc. and Subsidiary

(f/k/a PowerVerde, Inc)

Condensed Consolidated Changes in Stockholders’ Equity

For the three and six months ended June 30, 2021 and 2020

(Unaudited)

For the three and six months ended June 30, 2021

							Total
	Preferred Stock		Common Stock		Additional		Stockholders’
	Number of		Number of		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances, December 31, 2020	—	—	62,410,452	$6,241	$416	$4,593	$11,250
Accretion of stock-based compensation	—	—	—	—	10,433	—	10,433
Net loss	—	—	—	—	—	(66,551)	(66,551)
Balance at March 31, 2021	—	—	62,410,452	6,241	10,849	(61,958)	(44,868)
Issuance of stock warrants for development of product	—	—	—	—	1,399,833	—	(1,399,833)
Recapitalization of the Company	—	—	33,203,512	3,320	(87,545)	—	(84,225)
Series D preferred stock issued for cash and settlement of accounts payable	440,125	44	—	—	6,601,701	—	6,601,745
Exercised option and warrants	—	—	1,175,500	118	150,227	—	150,345
Accretion of stock-based compensation	—	—	—	—	15,134	—	15,134
Issuance of common stock for license rights	—	—	1,602,282	160	1,073,369	—	1,073,529
Net loss	—	—	—	—	—	(1,874,307)	(1,874,307)
Balances, June 30, 2021	440,125	44	98,391,746	$9,839	$9,163,568	$(1,936,265)	$7,237,186

For the three and six months ended June 30, 2020

	Preferred Stock		Common Stock		Additional		Stockholders’
	Number of		Number of		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances, December 31, 2019	—	—	62,410,452	$6,241	$(6,241)	$(35,744)	$(35,743)

Net Loss	—	—	—	—	—	(709)	(709)

Balance, March 31,2020	—	—	62,410,452	6,241	(6,241)	(36,453)	(36,452)
Net loss	—	—	—	—	—	(186)	(186)

Balances, June 30, 2020	—	—	62,410,452	$6,241	$(6,241)	$(36,639)	$(36,638)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water Inc. and Subsidiary (f/k/a PowerVerde, Inc) Condensed Consolidated Statements of Cash Flows For the six months ended June 30, 2021 and 2020 (Unaudited)

	2021	2020
Cash Flows from Operating Activities
Net loss	$(1,940,858)	$(895)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	275	—
Stock based compensation	25,567	—
Warrant issued for product development agreement	1,399,833
Changes in operating assets and liabilities:
Accounts receivable	24,730	—
Accounts payable and accrued expenses	(26)	—
Prepaid expense	(149)	—
Other liabilities	18,343	(504)

Cash Used In Operating Activities	(472,286)	(1,399)

Cash Flows from Investing Activities
Purchase of equipment	(1,190)	—
Proceeds from reverse acquisition	29,536	—
Increase in other asset	(19,826)	(275)

Cash Provided by Investing Activities	8,520	(275)

Cash Flow from Financing Activities
Repayments to (advances from) from stockholders	(15,108)	1,750
Proceeds from sale of series D preferred share	6,551,745	—
Proceeds from exercise of options and warrants	150,345	—

Cash Provided by Financing Activities	6,686,982	1,750

Net Increase in Cash	6,223,216	76
Cash, Beginning of the Period	71,799	5,262
Cash, End of the Period	$6,295,015	$5,338

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
License	$1,073,529	$—
Accounts payable settled with Series D Preferred Stock	$50,000	$—
Net Liabilities Assumed in Reverse Acquisition:
Cash	$29,536	$—
Prepaid expense	14,483	—
Accounts receivable	1,000	—
Account payable	(46,150)	—
Accrued expenses	(83,094)	—
Net liability assumed	$(84,225)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water Inc. and Subsidiary

(f/k/a PowerVerde, Inc)

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2021

Note 1 – Nature of Business and Presentation of Financial Statements

Description of the Company

374Water, Inc., f/k/a PowerVerde, Inc. (the “Company”) was a Delaware corporation formed in March 2007. The Company was formed to develop, commercialize, and market a series of unique electric generating power systems designed to produce electrical power with zero emissions or waste byproducts, based on a patented pressure-driven expander motor and related organic rankine cycle technology.

On April 16, 2021, 374Water Inc. (f/k/a PowerVerde, Inc.) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with 374Water, Inc., a privately held company based in Durham, North Carolina, (“374Water”) and 374Water Acquisition Corp., a newly-formed wholly-owned subsidiary of PowerVerde (“Sub”). The parties entered into the Agreement pursuant to their Binding Letter of Intent dated September 20, 2020.

Pursuant to the merger contemplated by the Merger Agreement (the “Merger”), on April 16, 2021, Sub merged into 374Water, with 374Water as the surviving corporation. In connection with the Merger, all 374Water shares were cancelled and 374Water, Inc. issued to the former 374Water shareholders a total of 62,410,452 shares of 374Water, Inc. common stock. Immediately following the Merger, 374Water changed its name to 374Water Systems Inc and PowerVerde changed its name to 374Water, Inc. After the Merger, the former 374Water stockholders own 64.2% of 374Water Inc’s issued and outstanding common stock and 53.8% of 374Water Inc.’s issued and outstanding voting stock which includes the Preferred Stock (See Note 4). The Merger was accounted for as a reverse acquisition.

Nature of Business

With the Merger, 374Water Inc.’s current mission is to support a clean and healthy environment to sustain life. The Company plans to use cutting-edge science to recover resources from the waste our society generates and keep drinking water clean. The Company’s customers will include businesses and local governments that will make the sustainable development goals a reality. No material revenues from this planned principal operation have been generated since inception. Revenues to date have been from manufacturing assembly services and from testing, consulting, and advisory services procedures for multiple customers, which have been performed in collaboration with Duke University.

Presentation of Financial Statements

The accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Annual Report of 374Water Inc, formerly known as PowerVerde, Inc. (“PowerVerde,” “we,” “us,” “our,” or the “Company”) as of and for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on March 9, 2021. The results of operations for the six months ended June 30, 2021, are not necessarily indicative of the results to be expected for the full year or for future periods. The condensed consolidated financial statements include the accounts of 374Water Inc, formerly known as PowerVerde, Inc. (the “Company”), and PowerVerde Systems, Inc., its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation

Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company held no cash equivalents as of June 30, 2021, and December 31, 2020.

Accounts Receivable

Accounts receivables consist of balances due from assembly services and from service revenues. The Company monitors accounts receivable and provides allowances when considered necessary. At June 30, 2021 and December 31, 2020, accounts receivable were considered to be fully collectible. Accordingly, no allowance for doubtful accounts was provided.

Equipment

Equipment is recorded at cost. Depreciation is computed using the straight-line method and an estimated useful live of three years. Expenses for maintenance and repairs are charged to expense as incurred.

Intangible Assets

Intangible assets are subject to amortization, and any impairment is determined in accordance with ASC 360, “Property, Plant, and Equipment.” Intangible assets are stated at historical cost and amortized over their estimated useful lives. The Company uses a straight-line method of amortization, unless a method that better reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up can be reliably determined.

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses an estimate of the undiscounted cash flows over the remaining life of its long-lived assets, or related group of assets where applicable, in measuring whether the assets to be held and used will be realizable. Recoverability of assets held and used is measured by a comparison of the carrying amount to the future undiscounted expected net cash flows to be generated by the asset. As of June 30, 2021, and 2020, there were no impairments.

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

The Company’s performance obligations will be satisfied at the point in time when products are shipped or delivered to the customer, which is when the customer has title and the significant risks and rewards of ownership. Therefore, the Company’s contracts will have a single performance obligation (shipment or delivery of product). The Company will primarily receive fixed consideration for sales of product. Manufacturing assembly services are recognized as revenue when the assembled product is delivered to the customer and the Company has completed its performance obligations.

Revenues for the six months ended June 30, 2021, and 2020 were generated from one manufacturing assembly service and from two consulting and advisory service agreements, which were recognized when the Company completed its performance obligations under the relevant service agreements.

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

Accounting for Uncertainty in Income Taxes

The Company follows the provisions of ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There were no uncertain tax positions as of June 30, 2021, and December 30, 2020.

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

Research and Development Costs

The Company’s research and development costs are expensed in the period in which they are incurred. Such expenditures amounted to $153,860 and $0 for the six months ended June 30, 2021, and 2020, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share is computed in accordance with FASB ASC Topic 260, “Earnings per Share”. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Certain common stock equivalents were not included in the earnings (loss) per share calculation as their effect would be anti-dilutive. As of June 30, 2021, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be antidilutive: warrants exercisable for 3,783,333 shares of common stock, options for 12,572,000 shares of common stock and 22,006,250 common stock shares issuable upon conversion of the Series D Preferred Stock. There were no dilutive shares as of June 30, 2020.

Financial Instruments

The Company carries cash, accounts receivable, accounts payable and accrued expenses, at historical costs. The respective estimated fair values of these assets and liabilities approximate carrying values due to their current nature.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the fair value of equity-based compensation and valuation allowance against deferred tax assets.

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

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021.

There are several other new accounting pronouncements issued or proposed by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial position, operating results, or cash flows.

Note 3 – Liquidity, Capital Resources and Going Concern

As of June 30, 2021, the Company had working capital of $6,142,238 compared to working capital of $10,572 at December 31, 2020. This significant increase in working capital is due primarily to the increase in cash over the six-month period based on the Company’s sale and issuance of Series D Convertible Preferred Stock (see Note 4). During the second quarter of 2021, in connection with the Merger (described in Note 4 below), the Company received gross proceeds of $6,551,745 from the sale of Series D Convertible Preferred Stock (Preferred Stock). As of June 30, 2021, the Company has an accumulated deficit of $1,936,266. For the six months ended June 30, 2021, the Company had a net loss of $1,940,858 and $472,286 of net cash used in operations for the period.

The Company believes that the capital raises from the sale of Preferred Stock will provide sufficient cash flow for the Company to meet its financial obligations for at least the next 12 months as they come due. These events served to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern.

Note 4 – Acquisition of 374Water, Inc. f/k/a PowerVerde Inc.

Agreement and Plan of Merger

In connection with the Merger, PowerVerde closed on a private placement of 440,125 shares of Series D Convertible Preferred Stock (the “Preferred Stock”) with a par value of $.0001, yielding gross proceeds of $6,551,745 (the “Private Placement”). The Private Placement proceeds will be used for working capital, primarily for development, manufacture and commercialization of 374Water Inc.’s Air SCWO Nix systems. The Preferred Stock has a stated value of $15 per share, is convertible into common stock at $.30 per share and has voting rights based on the underlying shares of common stock. Upon liquidation of the Company, the Preferred Stockholders have liquidation preference before any assets can be distributed to common stockholders. The current liquidation value is $6,601,735. All of the Preferred Stock was sold pursuant to an exemption from registration requirements under Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

As a result of the Merger, the issuance of the Preferred Stock, the former 374Water shareholders own 65.8% of 374Water Inc’s issued and outstanding common stock and 53.8% of 374Water Inc.’s issued and outstanding voting stock (which includes the Preferred Stock on an as converted basis).

Also as a result of the Merger, 374Water Inc. entered into two-year employment agreements with 374Water founders Yaacov (Kobe) Nagar and Marc Deshusses, Ph. D. Mr. Nagar will serve as the Company’s CEO, replacing Richard H. Davis, who resigned upon closing of the Merger. Mr. Nagar will receive an annual salary of $200,000. Dr. Deshusses will serve as the Company’s Head of Technology on a part-time basis at a salary of $60,000 per year.

Pursuant to the Merger, Messrs. Nagar and Deshusses were appointed to the Company’s Board of Directors, joining Mr. Davis, who remains as a Director.

The patented technology underlying 374Water’s supercritical water oxidation (SCWO) units, which was developed principally through the efforts of Messrs. Nagar and Deshusses at the facilities of Duke University, Durham, North Carolina (“Duke”), where Dr. Deshusses is a professor, is licensed to 374Water pursuant to a worldwide license agreement with Duke executed on April 16, 2021 (the “License Agreement”). In connection with the License Agreement, 374Water also executed an equity transfer Agreement with Duke pursuant to which Duke received a small block of shares of common stock (see Note 5).

As a result of the Merger Agreement, for financial statement reporting purposes, the business combination between 374Water Inc. and 374Water was treated as a reverse acquisition and recapitalization for accounting purposes with 374Water deemed the accounting acquirer and 374Water Inc. deemed the accounting acquiree under the acquisition method of accounting in accordance with FASB Accounting Standards Codification (“ASC”) Section 805-10-55.

The following assets and liabilities were assumed in the transaction:

Cash	$29,354
Prepaid expense	14,485
Accounts Receivable	1,000
Total assets acquired	45,019

Accounts payable	(46,150)
Accrued expenses	(83,094)
Total liabilities assumed	$(129,244)

Net liabilities assumed	$(84,225)

 Note 5 – Intangible Assets

Intangible assets are recorded at cost and consist of the license agreement with Duke University. The Company issued Duke University a small block of shares of common stock estimated to have a fair value of $1,073,369 as consideration for granting the Company the license based on the Company’s common stock market price on the date the license agreement was executed (see Note 8). Intangible assets are comprised of the following as of June 30, 2021, and December 31, 2020:

Name	Estimated Life	Balance at December 31,2020	Additions	Amortization	Impairment	Balance at June 30, 2021
License agreement	17 Years	$—	$1,073,369	$—	$—	$1,073,369
Total		$—	$1,073,369	$—	$—	$1,073,369

Amortization expense for the three and six months ended June 30, 2021, was insignificant.

Estimated future amortization expense as of June 30, 2021:

June 30,
2021
2021 (Remaining 6 months)	$31,570
2022	63,139
2023	63,139
2024	63,139
2025	63,139
Thereafter	789,242
Intangible assets, Net	$1,073,369

Note 6 – Stockholder’ Equity

The Company is authorized to issue 50,000,000 preferred stock shares and 200,000,000 common stock shares both with a par value of $.0001.

Preferred Stock

On October 30, 2020, the Company designated 1,000,000 shares as Series D Convertible Preferred Stock with a par value of $.0001.

On April 16, 2021, the Company closed on a private placement of 440,125 shares of Series D Convertible Preferred Stock (the “Preferred Stock”) with a par value of $.0001, yielding gross proceeds of $6,551,691 (the “Private Placement”) and settlement of a $50,000 liability for Preferred Stock shares. The Private Placement proceeds will be used for working capital, primarily for the development, manufacturing and commercialization of 374Water’s Air SCWO Nix systems. The Preferred Stock has a stated value of $15 per share, is convertible into common stock at $.30 per share and has voting rights based on the underlying shares of common stock. Upon liquidation of the Company, the Preferred Stockholders have a liquidation preference before any assets can be distributed to common stockholders. The current liquidation value is $6,601,745. All of the Preferred Stock were sold pursuant to an exemption from registration requirements under Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. As of June 30, 2021, there were 440,125 shares of Series D Preferred stock issued and outstanding.

Common Stock

The holders of common stock are entitled to one vote per share on all matters submitted to a vote of shareholders, including the directors’ election. There is no right to cumulate votes in the election of directors. The holders of common stock are entitled to any dividends that may be declared by the board of directors out of funds legally available for payment of dividends subject to the prior rights of holders of preferred stock and any contractual restrictions the Company has against the payment of dividends on common stock. In the event of our liquidation or dissolution, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no preemptive rights and have no right to convert their common stock into any other securities. As of June 30, 2021, there were 98,391,746 shares of common stock issued and outstanding.

On April 16, 2021, as a result of the closing of the Merger Agreement (see Note 4), the equity of the consolidated entity is the historical equity of 374Water, Inc (“374Water”) retroactively restated to reflect the number of shares issued by the Company in the reverse recapitalization.

In connection with the Merger, 33,203,512 shares of common stock were issued to 374Water, Inc. (f/k/a PowerVerde, Inc.) stockholders.

Pursuant to the Merger, all 374Water shares were cancelled and 374Water, Inc. issued to the former 374Water stockholders a total of 62,410,452 shares of 374Water, Inc. common stock.

On April 16, 2021, the Company issued a small block of shares of common stock estimated to have a fair value of $1,073,369 as consideration for granting the Company a license (see Notes 5 and 8).

Stock-based compensation

During the six months ended June 30, 2021, and 2020, the Company recorded stock-based compensation of $25,567 and $0, respectively, related to common stock issued or vested options to employees and various consultants of the Company, of which $18,866 was charged as compensation and related expenses and $6,701 as research and development expenses in the accompanying condensed consolidated statements of operations.

Stock Options

Stock option activity for the six months ended June 30, 2021, is summarized as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Options outstanding and exercisable at December 31, 2020	12,180,500	0.20	$4,750,395	4.63
Issued	2,467,000	1.06	—	—
Exercised	(225,500)	0.19	—	—
Expired/forfeit	(1,850,000)	0.64	—	—
Options outstanding and exercisable at June 30, 2021	12,572,000	0.30	$3,815,590	5.96

During the period ended June 30, 2021, the Company granted to employees and outside consultants of the Company for services to be rendered options to purchase 2,467,000 shares of the Company’s common stock at an exercise price ranging from $0.45 to $1.67. Those options vest over service periods ranging from March 2021 to July 2025 and have an expiration date ranging from March 2024 to June 2031. Those options were estimated to have a grant-date fair value ranging from $0.41 to $0.67. The majority of these options begin vesting starting July 1, 2021. Total unrecognized compensation associated with these unvested options is approximately $1,018,000 which will be recognized over a period of four years.

During the period ended June 30, 2021, a total of 225,500 stock options were exercised resulting in the issuance of 225,500 shares of common stock and proceeds of $42,845.

The fair value of these options granted were estimated on the date of grant, using the Black-Scholes option-pricing model with the following assumptions:

June 30, 2021
Dividend yield	0.00%
Expected life	5.52 - 6.25 Years
Expected volatility	38.39—38.46%
Risk-free interest rate	0.99 - 1.07%

Stock Warrants

In April 2021, pursuant to the binding Memorandum of Understanding dated as of March 30, 2021, between 374Water and MB Holding Inc. (the “MOU”), a warrant for the purchase of 3,783,333 shares of common stock at an exercise price of $.30 per share were issued to MB Holding Inc. as consideration for executing the MOU and was considered fully vested upon the execution of the MOU. These warrants expire in March 2022. Those warrants were estimated to have a grant-date fair value of $0.37 per warrant or aggregate fair value of $1,399,833 which has been presented as product development expense on the condensed statements of operations.

During the period ended June 30, 2021, 950,000 warrants were exercised resulting in the issuance of 950,000 shares of common stock and proceeds of $107,500.

The fair value of those warrants granted were estimated on the date of grant, using the Black-Scholes option-pricing model with the following assumptions:

June 30, 2021
Dividend yield	0.00%
Expected life	1 Year
Expected volatility	42.39%
Risk-free interest rate	0.06%

A summary of warrant activity during the six months ended June 30, 2021, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2020	950,000	0.11	$690,500	0.44
Issued	3,783,333	0.30	—
Exercised	(950,000)	0.11
Balance at June 30, 2021	3,783,333	0.30	$8,134,167	0.75

Note 7 - Related Party Transactions

Our CFO John L Hofmann is a member of the accounting firm Kabat, Schertzer, De La Torre, Taraboulos & Co, LLC (“KSDT”). The Company paid $42,433 and $0 to KSDT for its services in the six months ended June 30, 2021 and 2020, respectively, and $4,350 of services rendered remain unpaid as of June 30, 2021 which is included in accounts payable and accrued expenses.

On April 15, 2017, the Company entered into an assembly agreement with Liberty Plugins, Inc. (“Liberty”) to assemble Liberty’s Hydra electronic vehicle charging systems and ship completed Hydras to Liberty’s facility in Santa Barbara, California (the “Liberty Agreement”). Initially, Liberty agreed to pay $1,000 for the first 10 Hydras assembled in a month, $750 per Hydra for the next 10 Hydras assembled per month and $500 per Hydra for each Hydra assembled above 20 per month. Revenue for these products is reflected in the revenue on the Company’s consolidated statement of operations and amounted to $1,000 and $0 for the six months ended June 30, 2021, and 2020, respectively. The Liberty Agreement is subject to termination by either party on 30 days’ notice.

The Company’s director and former CEO is a minority shareholder and member of the Board of Directors of Liberty. Therefore, transactions with Liberty have been disclosed as transactions with a related party.

Note 8 – Commitments and Contingencies

The patented technology underlying 374Water’s supercritical water oxidation (SCWO) units, which was developed principally through the efforts of Messrs. Nagar and Deshusses at the facilities of Duke University, Durham, North Carolina (“Duke”), where Dr. Deshusses is a professor, is licensed to 374Water pursuant to a worldwide license agreement with Duke executed on April 16, 2021 (the “License Agreement”). In connection with the License Agreement, 374Water also executed an equity transfer Agreement with Duke pursuant to which Duke received a small block of common stock in the Company. Under the terms of the License Agreement, the Company is required to make royalty payments based on a percentage of licensed product sales, as defined in the License Agreement which is triggered by the sale of licensed products. Further, the Company is also required to pay royalties on a percentage of sublicensing fees. The Company will reimburse Duke for any ongoing patent expenses incurred. During the three and six month period ending June 30, 2021, the Company has not incurred any expenses in connection with this License Agreement. The Company may terminate the license agreement anytime by providing Duke sixty days’ notice.

Note 9 – Subsequent Events

On July 7, 2021, 374Water Systems Inc. (“374Water”), a subsidiary of 374Water Inc. (the “Company”) entered into a Manufacturing and Service Agreement (the “Manufacturing and Service Agreement”) with Merrell Bros. Fabrication, LLC (“Merrell Bros.”) pursuant to which Merrell Bros. will manufacture, supply and service AirSCWO supercritical water oxidation products for 374Water. Subject to certain termination rights, the Manufacturing and Service Agreement is for an initial period of three years and will renew for successive one-year periods thereafter. Under the Manufacturing and Service Agreement, Merrell Bros. will be 374Water’s exclusive supplier and service provider with respect to the products in the United States and Canada.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Readers are cautioned that the statements in this Report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are based on the beliefs of our management, as well as on assumptions made by and information currently available to us as of the date of this Report. When used in this Report, the words “plan,” “will,” “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project” and similar expressions are intended to identify such forward-looking statements. Although we believe these statements are reasonable, actual actions, operations and results could differ materially from those indicated by such forward-looking statements as a result of the risk factors included in our 2020 Annual Report, or other factors. We must caution, however, that this list of factors may not be exhaustive and that these or other factors, many of which are outside of our control, could have a material adverse effect on us and our ability to achieve our objectives. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our condensed consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2016, 2017, 2018, 2019 and 2020, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2021.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the condensed consolidated financial statements as general and administrative expense.

Revenue Recognition

Manufacturing assembly services are recognized as revenue when the assembled product is delivered to the customer and the Company has completed its performance obligations. Revenues for the six months ended June 30, 2021, and 2020 were generated from manufacturing assembly services and from consulting and advisory services, which was recognized when the Company performed the service pursuant to its agreements with its clients which was the point in time when the Company completed its performance obligations under the agreements.

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All outstanding warrants as of June 30, 2021, and 2020, were classified as equity.

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

In late 2017, 374Water Inc, formerly known as PowerVerde, Inc. (“PowerVerde,” “we,” “us,” “our,” or the “Company”) was introduced to a project funded by the Bill and Melinda Gates Foundation commonly referred to as the “Reinventing the Toilet Project”. The foundation is focused on global sanitation improvements. One of the foundation-supported projects, ongoing for the previous six years, involves a technology being developed at Duke University. This technology consists mainly of a chemical reaction called supercritical water oxidation (SCWO). The concept requires a unique reactor or bioreactor that converts any organic matter such as fecal sludge into pathogen-free water and mineral ash. This bioreactor trademarked AirSCWO, utilizing compressors and pumps, is energy intensive. However, the reaction itself is exothermic, meaning it gives off heat during the reaction. The caloric value (heat content) of the fecal sludge is the source of this heat release. If this heat release is captured and converted into electricity the AirSCWO’s parasitic energy requirements may be offset or eliminated or may even result in net electricity produced. In the latter example the bioreactor, designed for processing municipal fecal sludge and other organic waste, becomes an electrical-generating machine producing free electricity as a byproduct.

After a highly competitive global search, as we announced in April 2018, the Company was selected by Duke to develop the residual heat-to-power system to work in conjunction with the bioreactor. We have begun the engineering and design process. Our selection was likely influenced by our focus on high temperature and pressure expanders and consistent with our WSC design. We believe the SCWO application is an excellent fit for our new product goal of providing expanders and systems capable of operating at elevated operating conditions where competition is limited.

On November 6, 2019, PowerVerde and 374Water entered into a memorandum of understanding (the “Initial MOU”) regarding the strategic relationship between the parties whereby they intended for PowerVerde to provide the complete heat recovery system, including an advanced expander, for 374Water’s SCWO system.

On September 20, 2020, the Initial MOU was superseded by a Binding Letter of Intent for merger (the “LOI”) signed by PowerVerde and 374Water. Subject to the terms and conditions set forth in the LOI, 374Water would merge into a newly- formed wholly-owned subsidiary of PowerVerde (the “Sub”), with the Sub as the surviving corporation (the “Merger”). Upon closing of the Merger, PowerVerde would issue new shares of PowerVerde stock to 374Water shareholders such that 374Water shareholders would own approximately 60% of the combined company, and PowerVerde shareholders would own approximately 40%. The Merger was subject to adjustments for liabilities, and the closing was contingent on the achievement of certain milestones and satisfaction of conditions by both parties prior to closing, including the raising of at least $6.25 million of additional equity capital pursuant to a private placement,

On April 16, 2021, we closed the Merger with 374Water Inc. (the “374Water Merger”). Pursuant to the parties’ merger agreement, 2021, Sub merged into 374Water, with 374Water as the surviving corporation. In connection with the 374Water Merger, all 374Water shares were cancelled and 374Water Inc. f/k/a PowerVerde, Inc., issued to the former 374Water shareholders a total of 62,410,452 shares of 374Water Inc. common stock.

Immediately following the Merger, 374Water changed its name to 374Water Systems Inc. and PowerVerde changed its name to 374Water Inc.

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

Results of Operations

Three Months Ended June 30, 2021, as Compared to Three Months Ended June 30, 2020

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. Since the closing of the 374Water Merger, our business has been focused on development and commercialization of 374Water’s supercritical water oxidation (SCWO) systems, which include PowerVerde expanders. We generated $14,600 and $0 in revenue from manufacturing assembly services and from consulting and advisory services in the second quarter of 2021 and 2020, respectively. This year, we had substantial expenses due to our ongoing research and development activities and efforts to commercialize our systems, as well as substantial administrative expenses associated with our status as a public company. Our general and administrative expenses increased to $53,308 in the second quarter of 2021 as compared to $1,686 in the same period of 2020, primarily because of increased insurance costs and stock-based compensation expenses. Our professional fees increased to $152,437 in the second quarter of 2021 as compared to $500 in the same period of 2020, primarily because of increased legal fees and accounting fees relating to the 374Water Merger. Our compensation and related expenses increased to $158,979 in the second quarter of 2021 as compared to no such expenses in the second quarter of 2020, primarily because of increased payroll expenses. Our research and development expenses were $124,675 in the second quarter of 2021 compared to no such expenses in the second quarter of 2020, primarily because of the increase in engineering expenses following the 374Water Merger. Our product development expenses were $1,399,833 in the second quarter of 2021 compared to no such expenses in the same period of 2020. This activity represents the issuance of stock warrants to a strategic partner in the second quarter of 2021 as part of compensation for the manufacturing, supply and service of AirSCWO supercritical water oxidation products. Substantial net losses are expected until we are able to successfully commercialize and market our 374Water systems, as to which there can be no assurance.

Six Months Ended June 30, 2021, as Compared to Six Months Ended June 30, 2020

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. Since the closing of the 374Water Merger, our business has been focused on development and commercialization of 374Water’s supercritical water oxidation (SCWO) systems, which include PowerVerde expanders. We generated $14,600 and $0 in revenue from manufacturing assembly services and from consulting and advisory services in the first six months of 2021 and 2020, respectively. This year, we had substantial expenses due to our ongoing research and development activities and efforts to commercialize our systems, as well as substantial administrative expenses associated with our status as a public company. Our general and administrative expenses increased to $63,785 in the first six months of 2021 as compared to $2,395 in the same period of 2020, primarily because of increased insurance costs and stock-based compensation expenses. Our professional fees increased to $160,638 in the first six months of 2021 as compared to $500 in the same period of 2020, primarily because of increased legal fees and accounting fees relating to the 374Water Merger. Our compensation and related expenses increased to $177,666 in the first six months of 2021 as compared to no such expenses in the same period of 2020, primarily because of increased payroll expenses. Our research and development expenses were $153,860 in the first six months of 2021 compared to no such expenses in the same period of 2020, primarily because of the increase in engineering expenses following the 374Water Merger. Our product development expenses were $1,399,833 in the first six months of 2021 compared to no such expenses in the same period of 2020. This activity represents the issuance of stock warrants to a strategic partner in the second quarter of 2021 as part of compensation for the manufacturing, supply and service of AirSCWO supercritical water oxidation products. Substantial net losses are expected until we are able to successfully commercialize and market our 374Water systems, as to which there can be no assurance.

Liquidity and Capital Resources

In April 2021, in connection with the Merger, the Company raised approximately $6.6 million from the sale of Series D Preferred Stock and converted all of its convertible debt notes and accrued interest to shares of common stock. These events served to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern.

We have financed our operations since inception principally through the sale of debt and equity securities. As of June 30, 2021, we had working capital of $6,142,238 compared to working capital 10,572 at June 30, 2020. This increase in working capital occurred in the second quarter of 2021 and is due primarily to the gross proceeds of $6,601,735 from the sale of Series D Convertible Preferred Stock and conversion of all of our convertible debt notes into shares of common stock.

We believe that these funds will satisfy our working capital needs for the next 12 months. There can be no assurance that these funds will be sufficient to finance our plan of operations and commercialize our systems or that we will be able to raise any necessary additional funds on a commercially reasonable basis or at all.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of June 30, 2021, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in internal control over financial reporting during the first half of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

For information regarding the 374Water Merger, see Note 3 “Acquisition of PowerVerde Inc.” and our Report on Form 8-K filed with the SEC on April 22, 2021.

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

374WATER INC (F/K/A POWERVERDE, INC)

Dated: August 16, 2021	By:	/s/ Yaacov Nagar
Yaacov Nagar
Chief Executive Officer

Dated: August 16, 2021	By:	/s/ John L. Hofmann
John L. Hofmann
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE