Form 10-Q
period 2021-09-30
374Water Inc.
filed 2021-11-02
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2021

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 000-27866

374WATER INC.
(Exact name of Registrant as specified in its charter)

Delaware	88-0271109
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

701 W Main Street, Suite 410

Durham, NC 27701

(Address of principal executive offices)

(919) 888-8194

(Registrant’s telephone number including area code)

9300 S. Dadeland Blvd. Suite 600

Miami, Florida 33156 (Former address)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 1, 2021, the issuer had 122,817,746 shares of common stock outstanding.

Index to Form 10-Q

		Page
PART I	FINANCIAL INFORMATION	4

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets at September 30, 2021 (Unaudited) and December 31, 2020	4
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 (Unaudited)	5
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2021 and 2020 (Unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (Unaudited)	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17
Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION	18

Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults upon Senior Securities	18
Item 4.	Mine Safety Disclosures	18
Item 5.	Other Information	18
Item 6.	Exhibits	19

SIGNATURES		20

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

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

374Water Inc. and Subsidiaries Condensed Consolidated Balance Sheets September 30, 2021 (Unaudited) and December 31, 2020

	2021	2020
Assets
Current Assets:
Cash	$6,847,580	$71,799
Accounts receivable	12,667	31,330
Prepaid expenses	40,668	—
Total Current Assets	6,900,915	103,129
Long-Term Assets:
Equipment, net	2,195	403
Intangible asset, net	1,057,742	—
Other assets	20,101	275
Total Long-Term Assets	1,080,038	678
Total Assets	$7,980,953	$103,807

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$76,935	$76,249
Advances from stockholders	—	15,108
Other liabilities	23,207	1,200
Total Current Liabilities	100,142	92,557
Total Liabilities	100,142	92,557
Commitments and contingencies (Note 8)
Stockholders’ Equity
Preferred Stock: 1,000,000 Convertible Series D preferred shares authorized; par value $0.0001 per share, 27,272 issued and outstanding at September 30, 2021 and nil issued and outstanding at December 31, 2020 (Liquidation Preference of $408,950)	3	—

Common stock: 200,000,000 common shares authorized, par value $0.0001 per share, 122,817,746 and 62,410,452 shares outstanding at September 30, 2021 and December 31, 2020, respectively	12,281	6,241
Additional paid-in capital	10,356,751	416
Accumulated (deficit) earnings	(2,488,224)	4,593
Total Stockholders’ Equity	7,880,811	11,250
Total Liabilities and Stockholders’ Equity	$7,980,953	$103,807

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2021 and 2020

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Revenue	$19,000	$32,763	$33,600	$32,763
Operating Expenses
Research and development	115,936	1,740	269,796	1,740
Product development	—	—	1,399,833	—
Professional Fees	84,514	2,165	245,152	2,665
General and administrative	370,937	5,091	612,387	7,486
Total Operating Expenses	571,387	8,996	2,527,168	11,891
Income (Loss) from Operations	(552,387)	23,767	(2,493,568)	20,872

Other Income
Award income	—	50,000	—	52,000
Interest income	428	—	751	—
Total Other Income	428	50,000	751	52,000
Net Income (Loss) before Income Taxes	(551,959)	73,767	(2,492,817)	72,872
Provision for Income Taxes	—	—	—	—

Net Income (Loss)	$(551,959)	$73,767	$(2,492,817)	$72,872

Net Income (Loss) per Share - Basic and Diluted	$(0.01)	$0.00	$(0.03)	$0.00

Weighted Average Common Shares Outstanding - Basic and Diluted	98,391,746	62,410,452	84,283,229	62,410,452

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water Inc. and Subsidiary

Condensed Consolidated Changes in Stockholders’ Equity

For the three and nine months ended September 30, 2021 and 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2020	—	$—	62,410,452	$6,241	$416	$4,593	$11,250
Accretion of stock-based compensation	—	—	—	—	10,433	—	10,433
Net loss	—	—	—	—	—	(66,551)	(66,551)
Balances, March 31, 2021	—	—	62,410,452	6,241	10,849	(61,958)	(44,868)
Issuance of stock warrants for development of product	—	—	—	—	1,399,833	—	(1,399,833)
Recapitalization of the Company	—	—	33,203,512	3,320	(87,545)	—	(84,225)
Series D preferred stock issued for cash and settlement of accounts payable	440,125	44	—	—	6,601,701	—	6,601,745
Exercised option and warrants	—	—	1,175,500	118	150,227	—	150,345
Accretion of stock-based compensation	—	—	—	—	15,134	—	15,134
Issuance of common stock for license rights	—	—	1,602,282	160	1,073,369	—	1,073,529
Net loss	—	—	—	—	—	(1,874,307)	(1,874,307)
Balances, June 30, 2021	440,125	44	98,391,746	$9,839	$9,163,568	$(1,936,265)	$7,237,186
Exercised option and warrants	—	—	3,783,333	377	1,134,622	—	1,134,999
Accretion of stock-based compensation	—	—	—	—	60,585		60,585
Conversion of convertible preferred shares into common stock	(412,853)	(41)	20,642,667	2,064	(2,023)	—	—
Net loss	—	—	—	—	—	(551,959)	(551,959)
Balances, September 30, 2021	27,272	$3	122,817,746	$12,281	$10,356,751	$(2,488,224)	$7,880,811

For the three and nine months ended September 30, 2020

	Preferred Stock		Common Stock		Additional		Stockholders’
	Number of		Number of		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances, December 31, 2019	—	$—	62,410,452	$6,241	$(6,241)	$(35,744)	$(35,744)

Net Loss	—	—	—	—	—	(709)	(709)
Balance, March 31,2020	—	—	62,410,452	6,241	(6,241)	(36,453)	(36,453)
Net loss	—	—	—	—	—	(186)	(186)

Balances, June 30, 2020	—	—	62,410,452	$6,241	(6,241)	(36,639)	(36,639)
Net Income	—	—	—	—	—	73,767	73,767
Balances, September 30, 2020	—	$—	62,410,452	$6,241	$(6,241)	$37,128	$37,128

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water Inc. and Subsidiary Condensed Consolidated Statements of Cash Flows For the nine months ended September 30, 2021 and 2020 (Unaudited)

	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$(2,492,817)	$72,873
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	16,314	—
Stock based compensation	86,152	—
Warrant issued for product development agreement	1,399,833
Changes in operating assets and liabilities:
Accounts receivable	19,663	2,165
Accounts payable and accrued expenses	(78,558)	—
Prepaid expense	(26,185)	—
Other liabilities	22,007	3,546

Cash Provided by (Used In) Operating Activities	(1,053,591)	78,584

Cash Flows from Investing Activities
Purchase of equipment	(2,319)	—
Proceeds from reverse acquisition	29,536	—
Increase in other asset	(19,826)	(275)

Cash Provided by (Used In) Investing Activities	7,391	(275)

Cash Flow from Financing Activities
Repayments to stockholders for advances	(15,108)	—
Proceeds from sale of series D preferred share	6,551,745	—
Proceeds from exercise of options and warrants	1,285,344	—

Cash Provided by Financing Activities	7,821,981	—

Net Increase in Cash	6,775,781	78,309
Cash, Beginning of the Period	71,799	5,262
Cash, End of the Period	$6,847,580	$83,571

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Issuance of common stock for license rights	$1,073,529	$—
Accounts payable settled with Series D Preferred Stock	$50,000	$—
Net Liabilities Assumed in Reverse Acquisition:
Cash	$29,536	$—
Prepaid expense	14,483	—
Accounts receivable	1,000	—
Account payable	(46,150)	—
Accrued expenses	(83,094)	—
Net liability assumed	$(84,225)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

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

Pursuant to the merger contemplated by the Merger Agreement (the “Merger”), on April 16, 2021, Sub merged into 374Water, with 374Water as the surviving corporation. In connection with the Merger, all 374Water shares were cancelled and 374Water, Inc. issued to the former 374Water shareholders a total of 62,410,452 shares of 374Water, Inc. common stock. Immediately following the Merger, 374Water changed its name to 374Water Systems Inc and PowerVerde changed its name to 374Water, Inc. After the Merger, the former 374Water stockholders own 64.2% of 374Water Inc’s issued and outstanding common stock and 53.8% of 374Water Inc.’s issued and outstanding voting stock which includes the Preferred Stock. The Merger was accounted for as a reverse acquisition (See Note 4).

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

Presentation of Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (SEC) for interim financial information. It is management’s opinion that that the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q and include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Annual Report of 374Water Inc, formerly known as PowerVerde, Inc. (“PowerVerde,” “we,” “us,” “our,” or the “Company”) as of and for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on March 9, 2021. The results of operations for the nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the full year or for future periods. The condensed consolidated financial statements include the accounts of 374Water Inc, formerly known as PowerVerde, Inc. (the “Company”), and PowerVerde Systems, Inc., and 374Water Systems Inc, its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. These interim financial statements reflect the acquisition of the Company’s new wholly-owned subsidiary, 374Water Systems Inc., which was consummated on April 16, 2021, as more fully disclosed in Note 4.

Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company held no cash equivalents as of September 30, 2021, and December 31, 2020.

Accounts Receivable

Accounts receivables consist of balances due from service revenues. The Company monitors accounts receivable and provides allowances when considered necessary. At September 30, 2021 and December 31, 2020, accounts receivable were considered to be fully collectible. Accordingly, no allowance for doubtful accounts was provided.

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

Long-Lived Assets

The Company reviews long-lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses an estimate of the undiscounted cash flows over the remaining life of its long-lived assets, or related group of assets where applicable, in measuring whether the assets to be held and used will be realizable. Recoverability of assets held and used is measured by a comparison of the carrying amount to the future undiscounted expected net cash flows to be generated by the asset. As of September 30, 2021, and 2020, there were no impairments.

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

Revenues for the nine and three months ended September 30, 2021, and 2020 were generated from one manufacturing assembly service agreement, with a related party, and from two consulting and advisory service agreements with unrelated parties, which were recognized when the Company completed its performance obligations under the relevant service agreements.

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

Accounting for Uncertainty in Income Taxes

The Company follows the provisions of ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There were no uncertain tax positions as of September 30, 2021, and December 30, 2020.

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

Research and Development Costs

The Company’s research and development costs are expensed in the period in which they are incurred. Such expenditures amounted to $269,796 and $1,740 for the nine months ended September 30, 2021, and 2020, respectively. Such expenditures amounted to $115,936 and $1,740 for the three months ended September 30, 2021, and 2020, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share is computed in accordance with FASB ASC Topic 260, “Earnings per Share”. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Certain common stock equivalents were not included in the earnings (loss) per share calculation as their effect would be anti-dilutive. As of September 30, 2021, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be antidilutive: options for 12,596,000 shares of common stock and 1,363,600 common stock shares issuable upon conversion of the Series D Preferred Stock. There were no dilutive shares as of September 30, 2020.

Financial Instruments

The Company carries cash, accounts receivable, accounts payable and accrued expenses, at historical costs. The respective estimated fair values of these assets and liabilities approximate carrying values / useful lives of equipment and intangible assets due to their current nature.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the fair value of equity-based compensation, useful lives of intangible assets, and valuation allowance against deferred tax assets.

Recent Accounting Pronouncements

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

Note 3 – Liquidity, Capital Resources and Going Concern

As of September 30, 2021, the Company had working capital of $6,800,773 compared to working capital of $10,572 at December 31, 2020. This significant increase in working capital is due primarily to the increase in cash over the nine-month period based on the Company’s sale and issuance of Series D Convertible Preferred Stock (“Preferred Stock”) and the proceeds for the exercise of warrants (see Note 4 and Note 6). During the second quarter of 2021, in connection with the Merger (described in Note 4 below), the Company received gross proceeds of $6,551,745 from the sale of Series D Convertible Preferred Stock. As of September 30, 2021, the Company has an accumulated deficit of $2,488,224. For the nine months ended September 30, 2021, the Company had a net loss of $2,492,817 and $1,053,591 of net cash used in operations for the period.

The Company believes that the capital raised from the sale of Preferred Stock and proceeds from conversion of warrants will provide sufficient cash flow for the Company to meet its financial obligations for at least the next 12 months as they come due.

Note 4 – Acquisition of 374Water, Inc. f/k/a PowerVerde Inc.

Agreement and Plan of Merger

In connection with the Merger, PowerVerde closed on a private placement of 440,125 shares of Series D Convertible Preferred Stock (the “Preferred Stock”) with a par value of $.0001, yielding gross proceeds of $6,551,745 (the “Private Placement”) and the settlement of a $50,000 liability for Preferred Stock shares. The Private Placement proceeds will be used for working capital, primarily for development, manufacture and commercialization of 374Water Inc.’s Air SCWO Nix systems. The Preferred Stock has a stated value of $15 per share, is convertible into common stock at $.30 per share and has voting rights based on the underlying shares of common stock. Upon liquidation of the Company, the Preferred Stockholders have liquidation preference before any assets can be distributed to common stockholders. The current liquidation value is $6,601,735. All of the Preferred Stock was sold pursuant to an exemption from registration requirements under Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

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

The patented technology underlying 374Water’s supercritical water oxidation (SCWO) units, which was developed principally through the efforts of Messrs. Nagar and Deshusses at the facilities of Duke University, Durham, North Carolina (“Duke”), where Dr. Deshusses is a professor, is licensed to 374Water pursuant to a worldwide license agreement with Duke executed on April 16, 2021 (the “License Agreement”) simultaneous with the merger. In connection with the License Agreement, 374Water also executed an equity transfer Agreement with Duke pursuant to which Duke received a small block of shares of common stock (see Note 5).

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

Note 5 – Intangible Assets

Intangible assets are recorded at cost and consist of the license agreement with Duke University. The Company issued Duke University a small block of shares of common stock estimated to have a fair value of $1,073,529 as consideration for granting the Company the license based on the Company’s common stock market price on the date the license agreement was executed (see Note 8). Intangible assets are comprised of the following as of September 30, 2021, and December 31, 2020:

Name	Estimated Life	Balance at December 31, 2020	Additions	Amortization	Balance at September 30, 2021
License agreement	17 Years	$—	$1,073,529	$15,787	$1,057,742
Total		$—	$1,073,529	$15,787	$1,057,742

Amortization expense for the three and nine months ended September 30, 2021, was $15,787.

Estimated future amortization expense as of September 30, 2021:

September 30,
2021
2021 (Remaining 3 months)	$15,787
2022	63,149
2023	63,149
2024	63,149
2025	63,149
Thereafter	789,359
Intangible assets, Net	$1,057,742

Note 6 – Stockholder’ Equity

The Company is authorized to issue 50,000,000 preferred stock shares and 200,000,000 common stock shares both with a par value of $.0001.

Preferred Stock

On October 30, 2020, the Company designated 1,000,000 shares as Series D Convertible Preferred Stock with a par value of $.0001.

On April 16, 2021, the Company closed on a private placement of 440,125 shares of Series D Convertible Preferred Stock (the “Preferred Stock”) with a par value of $.0001, yielding gross proceeds of $6,551,691 (the “Private Placement”) and settlement of a $50,000 liability for Preferred Stock shares. The Private Placement proceeds will be used for working capital, primarily for the development, manufacturing and commercialization of 374Water’s Air SCWO Nix systems. The Preferred Stock has a stated value of $15 per share, is convertible into common stock at $.30 per share and has voting rights based on the underlying shares of common stock. Upon liquidation of the Company, the Preferred Stockholders have a liquidation preference before any assets can be distributed to common stockholders. The current liquidation value is $6,601,745. All of the Preferred Stock were sold pursuant to an exemption from registration requirements under Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. On September 30, 2021, 412,853 shares of Series D Preferred stock were converted into 20,642,667 shares of common stock. As of September 30, 2021, there were 27,272 shares of Series D Preferred stock issued and outstanding.

Common Stock

The holders of common stock are entitled to one vote per share on all matters submitted to a vote of shareholders, including the directors’ election. There is no right to cumulate votes in the election of directors. The holders of common stock are entitled to any dividends that may be declared by the board of directors out of funds legally available for payment of dividends subject to the prior rights of holders of preferred stock and any contractual restrictions the Company has against the payment of dividends on common stock. In the event of our liquidation or dissolution, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no preemptive rights and have no right to convert their common stock into any other securities. As of September 30, 2021, there were 122,817,746 shares of common stock issued and outstanding.

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

On April 16, 2021, the Company issued a small block of shares of common stock estimated to have a fair value of $1,073,369 as consideration for the grant of a license to the Company (see Notes 5 and 8).

During the three and nine months ended September 30, 2021, the Company issued 3,783,333 and 4,958,833 shares of common stock, respectively, in connection with the exercise of warrants and options and received cash proceeds of $1,285,344 (see below).

Stock-based compensation

During the nine months ended September 30, 2021, and 2020, the Company recorded stock-based compensation of $86,152 and $0, respectively, related to common stock issued or vested options to employees and various consultants of the Company, of which $75,761 was charged as general and administrative expenses and $10,391 as research and development expenses in the accompanying condensed consolidated statements of operations.

Stock Options

Stock option activity for the nine months ended September 30, 2021, is summarized as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2020	12,180,500	0.20	$4,750,395	4.63
Granted	2,491,000	1.07	—	—
Exercised	(225,500)	0.19	—	—
Expired/forfeit	(1,850,000)	0.64	—	—
Options outstanding at September 30, 2021	12,596,000	0.31	$3,861,190	5.72

Total unrecognized compensation associated with these unvested options is approximately $981,306 which will be recognized over a period of four years.

The fair value of these options granted were estimated on the date of grant, using the Black-Scholes option-pricing model with the following assumptions:

September 30, 2021
Dividend yield	0.00%
Expected life	5.49 – 6.25 Years
Expected volatility	38.39 - 38.46%
Risk-free interest rate	0.87 – 1.07%

Stock Warrants

In April 2021, pursuant to the binding Memorandum of Understanding dated as of March 30, 2021, between 374Water and MB Holding Inc. (the “MOU”), a warrant for the purchase of 3,783,333 shares of common stock at an exercise price of $.30 per share was issued to MB Holding Inc. as consideration for executing the MOU and was considered fully vested upon the execution of the MOU. These warrants expire in March 2022. Those warrants were estimated to have a grant-date fair value of $0.37 per warrant or aggregate fair value of $1,399,833 which has been presented as product development expense on the condensed statements of operations.

During the nine months ended September 30, 2021, the warrants were exercised resulting in the issuance of 4,733,333 shares of common stock and proceeds of $1,242,499. As of September 30, 2021, there are no outstanding warrants.

The fair value of those warrants granted were estimated on the date of grant, using the Black-Scholes option-pricing model with the following assumptions:

September 30, 2021
Dividend yield	0.00%
Expected life	1 Year
Expected volatility	42.39%
Risk-free interest rate	0.06%

A summary of warrant activity during the nine months ended September 30, 2021, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2020	950,000	0.11	$690,500	0.44
Issued	3,783,333	0.30	—
Exercised	(4,733,333)	0.26
Balance at September 30, 2021	-	-	$-	-

Note 7 - Related Party Transactions

Our CFO John L Hofmann is a member of the accounting firm Kabat, Schertzer, De La Torre, Taraboulos & Co, LLC (“KSDT”). The Company paid $42,455 and $0 to KSDT for its services in the nine months ended September 30, 2021 and 2020, respectively, and $750 of services rendered remain unpaid as of September 30, 2021 which is included in accounts payable and accrued expenses. The Company paid $11,847 and $0 to KSDT for its services in the three months ended September 30, 2021 and 2020, respectively.

Note 8 – Commitments and Contingencies

The patented technology underlying 374Water’s supercritical water oxidation (SCWO) units, which was developed principally through the efforts of Messrs. Nagar and Deshusses at the facilities of Duke University, Durham, North Carolina (“Duke”), where Dr. Deshusses is a professor, is licensed to 374Water pursuant to a worldwide license agreement with Duke executed on April 16, 2021 (the “License Agreement”). In connection with the License Agreement, 374Water also executed an equity transfer Agreement with Duke pursuant to which Duke received a small block of common stock in the Company (See Notes 4 and 6). Under the terms of the License Agreement, the Company is required to make royalty payments based on a percentage of licensed product sales, as defined in the License Agreement which is triggered by the sale of licensed products. Further, the Company is also required to pay royalties on a percentage of sublicensing fees. The Company will reimburse Duke for any ongoing patent expenses incurred. During the three and nine month period ending September 30, 2021, the Company has not incurred any expenses in connection with this License Agreement. The Company may terminate the license agreement anytime by providing Duke 60 days’ notice.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our condensed consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2018, 2019 and 2020, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2021.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the condensed consolidated financial statements as general and administrative expense.

Revenue Recognition

Revenues for the nine and three months ended September 30, 2021, and 2020 were generated from consulting and advisory services, which was recognized when the Company performed the service pursuant to its agreements with its clients which was the point in time when the Company completed its performance obligations under the agreements.

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). As of September 30, 2021, there were no outstanding warrants.

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

Overview

On April 16, 2021, we closed the Merger with the former 374Water Inc. (“374 Water”) (the “374Water Merger”). Pursuant to the parties’ merger agreement, our acquisition subsidiary merged into 374Water, with 374Water as the surviving corporation. In connection with the 374Water Merger, all 374Water shares were cancelled and 374Water Inc. f/k/a PowerVerde, Inc., issued to the former 374Water shareholders a total of 62,410,452 shares of our common stock.

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

Results of Operations

Three Months Ended September 30, 2021, as Compared to Three Months Ended September 30, 2020

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. Since the closing of the 374Water Merger, our business has been focused on development and commercialization of 374Water’s supercritical water oxidation (SCWO) systems, which include PowerVerde expanders. We generated $19,000 and $32,763 in revenue from consulting and advisory services in the third quarter of 2021 and 2020, respectively. This year, we had substantial expenses due to our ongoing research and development activities and efforts to commercialize our systems, as well as substantial administrative expenses associated with our status as a public company. Our general and administrative expenses increased to $370,937 in the third quarter of 2021 as compared to $5,091 in the same period of 2020, primarily because of increased insurance costs, payroll expenses due to the hiring of employees and stock-based compensation expenses. Our professional fees increased to $84,514 in the third quarter of 2021 as compared to $2,165 in the same period of 2020, primarily because of increased legal fees and accounting associated with our status as a public company. Our research and development expenses were $115,936 in the third quarter of 2021 compared to $1,740 in the third quarter of 2020, primarily because of the increase in engineering expenses following the 374Water Merger. There were no product development expenses incurred during the third quarter of 2021 or 2020. Substantial net losses are expected until we are able to successfully commercialize and market our 374Water systems, as to which there can be no assurance.

Nine Months Ended September 30, 2021, as Compared to Nine Months Ended September 30, 2020

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. Since the closing of the 374Water Merger, our business has been focused on development and commercialization of 374Water’s supercritical water oxidation (SCWO) systems, which include PowerVerde expanders. We generated $33,600 and $32,763 in revenue from manufacturing assembly services and from consulting and advisory services in the first nine months of 2021 and 2020, respectively. This year, we had substantial expenses due to our ongoing research and development activities and efforts to commercialize our systems, as well as substantial administrative expenses associated with our status as a public company. Our general and administrative expenses increased to $612,387 in the first nine months of 2021 as compared to $7,486 in the same period of 2020, primarily because of increased insurance costs, payroll expenses due to hiring employees and stock-based compensation expenses. Our professional fees increased to $245,152 in the first nine months of 2021 as compared to $2,665 in the same period of 2020, primarily because of increased legal fees and accounting fees relating to the 374Water Merger and our status as a public company. Our research and development expenses were $269,796 in the first nine months of 2021 compared to $1,740 in the same period of 2020, primarily because of the increase in engineering expenses following the 374Water Merger. Our product development expenses were $1,399,833 in the first nine months of 2021 compared to no such expenses in the same period of 2020. This activity represents the issuance of stock warrants to a strategic partner in the second quarter of 2021 as part of compensation for the manufacturing, supply and service of AirSCWO products. Substantial net losses are expected until we are able to successfully commercialize and market our 374Water systems, as to which there can be no assurance.

Liquidity and Capital Resources

In April 2021, in connection with the Merger, we raised approximately $6.6 million from the sale of Series D Preferred Stock and converted all of its convertible debt notes and accrued interest to shares of common stock.

We have financed our operations since inception principally through the sale of debt and equity securities. As of September 30, 2021, we had working capital of $6,800,773 compared to working capital $10,572 at September 30, 2020. This increase in working capital occurred in the third quarter of 2021 and is due primarily to the gross proceeds of $6,551,745 from the sale of Series D Convertible Preferred Stock. In addition, in September 2021 we received $1,134,999 from the exercise of a warrant.

We believe that these funds will satisfy our working capital needs for the next 12 months. There can be no assurance that these funds will be sufficient to finance our plan of operations and commercialize our systems or that we will be able to raise any necessary additional funds on a commercially reasonable basis or at all.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of September 30, 2021, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in internal control over financial reporting during the first nine months of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable

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

374WATER INC

Dated: November 2, 2021	By:	/s/ Yaacov Nagar
Yaacov Nagar
Chief Executive Officer

Dated: November 2, 2021	By:	/s/ John L. Hofmann
John L. Hofmann
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

