Form 10-K
period 2021-12-31
374Water Inc.
filed 2022-03-01
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

Commission File No. 000-27866

374WATER INC.
(Exact name of Registrant as specified in its charter)

Delaware	88-0271109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 W Main Street, Suite 410 Durham, NC	27701
(Address of principal executive offices)	(Zip Code)

(919)-888-8194

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒
Emerging Growth Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock equity, as of June 30, 2021, the last business day of the issuer’s most recently completed second fiscal quarter: $45,785,090.

As of March 1, 2022, the number of outstanding shares of common stock, $0.0001 par value per share, of the registrant was 126,680,895.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2022 annual meeting of stockholders (the “2022 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the year to which this report relates.

374WATER INC.

Annual Report on Form 10-K

Year Ended December 31, 2021

JUMPSTART OUR BUSINESS STARTUPS ACT DISCLOSURE

We qualify as an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act by the Jumpstart Our Business Startups Act (the “JOBS Act”). An issuer qualifies as an “emerging growth company” if it has total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year, and will continue to be deemed an emerging growth company until the earliest of:

•	the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1.0 billion or more;
•	the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement;
•	the date on which the issuer has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or
•	the date on which the issuer is deemed to be a “large accelerated filer,” as defined in Section 240.12b-2 of the Exchange Act.

As an emerging growth company, we are exempt from various reporting requirements. Specifically, we are exempt from the following provisions:

•	Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires evaluations and reporting related to an issuer’s internal controls;
•	Section 14A(a) of the Exchange Act, which requires an issuer to seek shareholder approval of the compensation of its executives not less frequently than once every three years; and
•

Section 14A(b) of the Exchange Act, which requires an issuer to seek shareholder approval of its so-called “golden parachute” compensation, or compensation upon termination of an employee’s employment.

Under the JOBS Act, emerging growth companies may delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies.

PART I

ITEM 1. BUSINESS.

General

374Water, Inc. (the “Company”, “374Water”, “We”, or “Our”) is a Delaware corporation which was incorporated on September 8, 2005. The Company was initially formed to develop, commercialize, and market a series of unique electric generating power systems designed to produce electrical power with zero emissions or waste byproducts, based on a patented pressure-driven expander motor and related organic rankine cycle technology.

 On April 16, 2021, 374Water Inc. (f/k/a PowerVerde, Inc.) entered into an Agreement and Plan of Merger (the “Merger”) with 374Water, Inc., a privately held company based in Durham, North Carolina, (“374Water Private Company”) and 374Water Acquisition Corp., a newly-formed wholly-owned subsidiary of PowerVerde. Subsequent to the merger, 374Water Inc. became the surviving entity.

As a result of the Merger, the former 374Water Private Company shareholders own 65.8% of our issued and outstanding common stock and 53.8% of our issued and outstanding voting stock (which includes the preferred stock on an as converted basis).

Subsequent to the Merger, 374Water is focused on being a cleantech and social impact company providing a disruptive technology that addresses imminent environmental pollution challenges. We are focused on a new era of sustainable waste stream management that promotes circular economy initiatives and enables organizations to achieve sustainability goals and create green impact. Our vision is a world without waste and our mission is to preserve a clean and healthy environment that sustains life.

We have developed proprietary waste stream treatment systems based on Supercritical Water Oxidation (SCWO). The term used for the process is AirSCWOTM. SCWO leverages the unique properties of water in its supercritical phase (above 374oC and 221 Bar) to convert organic matter to energy and safe products that can be recovered and used. The AirSCWOTM systems are essentially waste stream agnostic and able to treat a variety of complex, hazardous and non-hazardous waste streams, opening up opportunities for multiple applications in diverse market verticals on an international scale. Most pertinently, the technology is shifting the landscape in addressing environmental challenges that, until now, have been considered unsurmountable (due to science/engineering or cost barriers), one good example being the global PFAS crisis.

We currently outsource manufacturing the AirSCWOTM systems to our strategic partner in the US, Merrell Bros., Inc., that have the facilities and capability to rapidly ramp-up manufacturing volumes and also support system modifications and deployment as required per market and clients. We envision in the future applying an outsourced manufacturing model in a few territories, and may consider establishing our own manufacturing capability in geographies where this is needed to adequately grow our market share.

The systems are supplied to multiple market verticals, and our revenue model includes both capital equipment sales and long-term service agreements based on throughput and capacity (Waste Purchase Agreements). Our market penetration strategy is combined of direct client and channel partner sales routes, depending on the specific market and territory. In some cases, the systems may be white labelled and sold as part of a broader solution package.

Human Capital and Culture

We currently employ seven full-time employees and ten consultants on a full or part-time basis. Our current projections are to increase the workforce to twelve full-time employees in 2022 and forty full-time employees in 2023.

We recognize and value our people as our most important asset in achieving our strategic goals and growing a great company. We are working towards a human resources strategy that will help drive the right culture, leadership, talent management, performance, reward and recognition, personal development, and ways of working vital to ensure the Company achieves its strategic goals whilst our people benefit from an exceptional experience.

Our focus areas in creating a working environment that draws out the best in our employees and allows them to fulfil their potential and support the Company to attain its goals are as follows:

1)	Attract, identify, develop and retain high-performing talent across all areas.

2)	Develop and support the growth of leadership.

3)	Enable the development of a high-performance culture in which staff performance can be supported, rewarded, enhanced and managed effectively.

4)	Foster a values-based culture focused on diversity, inclusivity, wellbeing and positive staff engagement.

5)	Develop a total reward approach which is valued by staff and facilitates organisational objectives.

6)	Provide excellent core HR, professional development and health and safety services across all business areas to enable the effective operation of the organisation.

Our recruitment strategy is based on identifying top talent, predominantly via existing networks and referrals, and offering competitive remuneration packages that combine salary, benefits and equity. As we move forward our recruitment strategy will expand to wider platforms allowing outreach to a wider audience. In the immediate future, we will use an outsourced human resources firm, and as we grow, within 2022, embed a human resources function into the Company. We intend to apply a wide range of retention initiatives that include rewarding high-performance, and opening opportunities for progression and career development. Identification of high-performing talent will be linked to succession planning and development of the future-workforce will be embedded in employee professional development schemes.

We are setting clear standards with respect to generating an open and transparent working environment in which everyone has a voice. This will invoke effective personal development discussions and provide the opportunity to conduct performance reviews supported by transparent data and open conversation.

We are dedicated to embedding Diversity and Inclusion (D&I) as an important part of developing our culture through delivery of innovative initiatives and internal workshops, ensuring that D&I policies touch on all aspects of the Company from recruitment practices to company behaviour/operating frameworks. These policies will also be reviewed periodically as required and updated accordingly.

Moving forward we intend to deliver a total reward strategy which appropriately supports achievement of organisational aims and priorities, and will help position us as an employer of choice which employees value and understand. This will undergo periodical review to ensure we are able to attract and retain top talent in a financially sustainable way.

All of our human resource initiatives will be supported by key performance indicators to monitor their effectiveness and gain insight into gaps that can be addressed quickly and ensure our overall human resource strategy is adapted as required and maintained to a high degree.

Markets and Industries

                Due to the nature of the technology and its ability to treat effectively diverse waste streams, applicable to different industries, the markets that the Company serves are broad. The Company’s technology provides a unique value proposition promoting its adoption across markets, and includes but is not limited to:

•	Generating value from waste by recovering clean energy, water, and minerals

•

Providing a highly energy efficient and sustainable treatment option delivering unprecedented elimination of many environmentally persistent pollutants, that current technologies are not able to efficiently treat. These include, as examples, but are not limited to: PFAS, 1,4 Dioxane, microplastics, PPCPs, and CECs

•	Treating waste at the source thereby eliminating haulage and transportation needs and reducing greenhouse gas emissions

•	Offsetting methane emissions by offering a solution to waste that does not form methane as a by-product (unlike conventional waste treatment technologies)

                One of our key markets is the sludge treatment market, which includes both municipal and industrial sludge. Sludge is the semi solid by-product obtained from wastewater treatment. When it is produced from the treatment of domestic sewage it is considered municipal sludge whilst sludge obtained as by-product from industrial chemicals and waste treatment is referred to as industrial sludge. Activated sludge is the most commonly applied biological treatment process for the treatment of municipal sewage. It generates a final residue also known as biosolids as it mainly consists of biological solids. Sludge and biosolids management is a key part of any wastewater treatment process.

                The global demand for municipal and industrial sludge treatment is expected to generate revenue of above $9 Billion by end of 2026, growing at a Compound Annual Growth Rate (CAGR) of around 5.7% between 2020 and 2026 (Research and Markets Report, August 2020). Growing population has resulted in increased volume of sludge which drives the market for municipal and industrial sludge treatment. Moreover, escalating energy costs from conventional sources prompts the use of biogas which in turn is expected to trigger the municipal sludge treatment market in the near future.

The municipal sludge market is expected to comprise approximately 40% of the Company’s revenue, particularly due to its size, regulatory drivers related to emerging contaminants, evolving land application limitations/restrictions and ever-increasing sludge volumes that require treatment (Sludge at WWTPs: Global Trends of Treatment and Disposal/Reuse, The World Bank 2019). However, additional high value markets are being addressed and will contribute to the Company’s revenue and thereby help fuel its growth plans. Table 1 below shows a non-exhaustive list of target markets, their subsegments, and the relevant applications associated with those markets.

Table1: Representative target markets, their subsegments and applications

Key Markets	Subsegments	Applications
Industrial: manufacturing	Chemical, Pharmaceutical, Semiconductor, Food & Beverage	Hazardous and non-hazardous wastes, recalcitrant organics, microplastics, PPCPs, CECs and PFAS.
Municipal	Utilities Landfills	Sludge and biosolids, Landfill leachate
Defense	Military Bases Government owned manufacturing facilities	Fuel and oil residuals, rinsates, AFFF (PFAS)
Oil and Gas	Exploration, Extraction/Offshore & Onshore Petroleum refining	Concentrated waste streams, rinsates, AFFF (PFAS), petroleum refining by-products
Agricultural	Farms, Slaughterhouses, Poultry houses	Manure, concentrated waste streams
Waste Management	Recycling Centers Incinerators Landfills	Landfill leachate, food waste, waste oils; Fats, Oil & Greases (FOG), hazardous and non-hazardous organic waste.
Sanitation Projects in developing countries	Regional centralized facilities, decentralized treatment facilities (villages, schools)	Municipal sludge and biosolids, mixed wastes

                The markets shown represent multi billions in Total Addressable Market (TAM) value, with typical 5-year CAGRs of between 5%-8%.

                The trends that are transforming these markets, and dictating a more robust and sustainable approach to waste stream management are derived from recognition by waste generators, waste operators, government and society that they are key social, environmental and economic benefits to be gained by moving waste up the waste management hierarchy, towards prevention, reuse, recycling and recovery. The drivers that are facilitating adoption of our technology include but are not limited to: population growth and urbanization, increasing quantity/complexity of waste streams, climate change, carbon economics, resource scarcity, corporate sustainability targets, commodity prices, energy security and tightening regulations (Global Industrial Waste Water Systems Market Survey Report, December 2021).

Strategy

                Our growth strategy includes a blend of routes, including but not limited to:

1)	Organic growth
	●	New market penetration and expansion of customer base with suite of current products
	●	Expansion of customer base by product diversification
2)		Inorganic growth
	●	M&A
	●	Strategic Partnerships

Organic Growth

                The Company’s growth over the next two years will be predominantly driven by sales of current systems in the identified key markets, leading to customer base expansion, with the municipal market expected to generate a significant portion of the Company’s revenue. The initial geographical focus will be North America and Canada, the UK, and EMEA. Our business model includes direct sales to end-users and indirect sales via channel partners. In some markets revenue will be generated from a mix of capital equipment sales and a Waste Purchase Agreement (WPA) which is a paid service for waste treatment. The latter will be offered through a financing arm which will be established within 2022 and target direct end-user engagement. The financing systems to be sold via service agreements will lower barriers to entry in our key markets and facilitate more rapid expansion of our client base. Examples of models to be used can include, but are not limited to: Build-Operate-Transfer (BOT) and Build-Own-Operate-Transfer (BOOT), depending on clients’ preferences and limitations. We envisage that in some cases public private partnerships (PPPs) will be established, particularly when selling to public utilities, and addressing projects in developing geographies.

In addition, we are planning during the next two to three years to conduct further product development and expand our product portfolio that will facilitate entrance into new subsegments where particularly high strength waste streams require treatment. This is most relevant to some industrial manufacturing, defense, and waste management applications. Our intention is to maintain a healthy R&D budget to attain this goal.

Inorganic Growth

                Strategic partnerships will form an ongoing key growth strategy. Strategic partners being considered that we are currently engaging with include:

(1)

Technology companies offering complimentary technologies that can enhance our product offering by creating strong synergies. In particular we are exploring technologies that are able to recycle our end-products to achieve more efficient resource recovery (which has both environmental and cost impacts). This will help accelerate our growth by gaining access to existing client bases. We are currently discussing options with a waste management Company based in the EU.

(2)	Original Equipment Manufacturers (OEMs) offering “bolt-on” technologies that are standard ancillary equipment required in some cases for integration of our systems into a wider treatment train.

(3)

Technology integrators, engineering consultancies, Engineering-Procurement and Construction (EPC) companies that design and install complete solution packages in which our technology will be a key component. These companies will serve as highly effective distribution channels to accelerate deployment within their existing client base, thereby facilitating our growth agenda.

(4)

Equipment manufacturers with adequate facilities to accelerate production, meet deployment lead times, and also attain economies of scale. We have a partnership in place with Merrell Bros., Inc., a US biosolids management Company that operates on a nationwide scale, and with Environmental Services Company Ltd. (ESC), an Israeli government-owned company that is charged with treating industrial waste in Israel. We are in the process of locating another strategic partner in the EU. Our manufacturing agreements are structured so we are able to maintain a healthy working capital that can be reinvested in other company functions for supporting our immediate aggressive growth agenda.

                A mid-term growth strategy, includes licensing agreements and M&As of Small Business Enterprises (SBEs) to increase functionality of our systems (such as implementation of IOT platforms for full process digitization) and to increase supply chain reliability and efficiency for ancillary process equipment that is required for full integration of systems (i.e., pumps, valves, filters, dewatering equipment etc.).

Products and Services

                We sell AirSCWO™ as a modular and containerized system. These are compact and prefabricated so they can be cost effectively shipped, installed, and operated within the footprint of an existing plant.  We are currently offering a six (6) wet tons per day throughput capacity system and a thirty (30) wet tons per day throughput capacity system in 2023. A two hundred (200) wet tons per day throughput capacity system is to be designed between FY 2024 and 2025.

                In some cases, on an as-needed basis, we will sell, as part of the solution package, ancillary equipment that is required to pre-treat the inlet waste stream and post-treat a product stream, depending on the application. For example, to meet the AirSCWOTM inlet requirements (i.e., water %, total dissolved solids, etc.) sometimes a pre-treatment “bolt-on” process is implemented to ensure our system performance.

                We offer two purchase options as follows:

1.	Capital equipment purchase
	a.	Immediate payment in which the client owns the system outright.
	b.	Leasing a system for a specified period of time and then purchasing at residual value at the end of the lease term.
2.

Waste Purchase Agreements (WPAs) in which the client pays a fee for having their waste treated. Examples of these agreements can include but are not limited to: Build-Operate-Transfer (BOT) or Build-Own-Operate-Transfer (BOOT). In a BOT model we are responsible for designing, building, operating (during the contracted period), and transferring to the client at the end of the contract term. The client will pay us a service fee for operating and maintaining the system (this does not include installation and commissioning fees). A BOOT model is a variation of the BOT model, except that the ownership of the system will rest with us during the period of the contract, and the client is contracted to purchase the system on mutually agreed terms at the end of the defined term, after we recover our investment and reasonable return as per the contract.

In addition, the Company will offer after sales agreements for supply of parts, maintenance and repairs.

Technology and Intellectual Property

We have designed an offensive intellectual property strategy to ensure we maintain a competitive edge in this space. We currently have filed five (5) provisional patents that cover crucial process operational aspects and improve system efficiencies and performance, including a provisional patent to cover a next-generation AirSCWOTM system for high strength waste stream treatment. We are allocating R&D resources to support data generation that will allow moving to full non-provisional patent application by November 2022, with the intention of filing a PCT application.

Collaborations

                We have an exclusive manufacturing agreement in place with Merrell Bros Inc., which is based in Kokomo, Indiana, and is a nationwide biosolids management company helping municipalities, industries and agricultural operations successfully manage and recycle biosolids. They also serve as a channel partner to facilitate our market penetration and expansion plans in the US by opening up their existing client base.

                We have a Sponsored Partnership Agreement with Duke University that provides access to Duke’s world-class research capabilities, building on our own R&D expertise and strengthening our core development activities when needed.

                We have an exclusive partnership agreement with Environmental Services Company Ltd., who is based in Israel, to act as our channel partner for treating hazardous waste streams in Israel.

Marketing

                Our approach is through information, education, and thought leadership. This is because business purchase decisions are based more on bottom-line revenue impact. Return on investment (ROI) is a primary focus for corporate decision makers.

                We perform a business-to-business style of marketing of our products and services. We conduct marketing campaigns are aimed at any individual(s) with control or influence on purchasing decisions. This can encompass a wide variety of titles and functions, from entry-level end-users all the way up to the C-suite.

                We deploy conventional, yet highly creative demand generation marketing tactics including the following:

•	Pull
	•	Website
	•	White papers
	•	Product brochures and datasheets
	•	Case studies
	•	Videos and films
	•	Industry, Trade Show, Client, and Partner Events
•	Push
	•	Emails
	•	Newsletters
	•	Webinars
	•	Blogs
	•	Social media
	•	PR and IR firms

Clients

                Our clients include channel partners (EPCs, technology integrators, waste service providers, operations service providers, NGOs) and end-users which include utilities (private and public), industrial manufacturing facilities (i.e., pharmaceutical, chemical, food & beverage, semi-conductor etc.), waste management and environmental remediation companies (that own/operate waste disposal sites, landfills, incineration sites etc.), agricultural companies, and governmental entities (i.e., MODs).

Government Regulations

Our operations and AirSCWO units may be subject to various United States federal, state and local and, in the case of our Israel operations, Israeli laws and regulations and requirements governing the protection of the environment, public health and safety, and other matters. For example, the construction and operation of our AirSCWO units may require obtaining air permits from various states or, alternatively, obtaining a formal determination from a state that a permit is not required. We may also be required to obtain state and local treatment works approval to install our AirSCWO units if a unit is connected to a system which is permitted pursuant to the United States National Pollutant Discharge Elimination Systems Act. In the event our AirSCWO units are used to treat metals, the resulting mineral stream may constitute heavy meals under the United States Resource Conservation and Recovery Act (the “RCRA”) and require separation and regulated disposal if such heavy metals were deemed to be hazardous waste under the RCRA. If the operators of our AirSCWO units are treating hazardous waste, they may be required to obtain special hazardous waste technician training. Additionally, we are currently evaluating whether our AirSCWO units may be regulated pursuant to the United States Occupational Safety and Health Act and thereby be subject to inspections thereunder. We intend that our operations and AirSCWO units will be in material compliance with, and in many cases surpass, minimum standards required by applicable laws and regulations.

Where You Can Find Additional Information

The Company is subject to the reporting requirements under the Exchange Act. The Company files with, or furnishes to, the SEC quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports and will furnish its proxy statement. These filings are available free of charge on the Company’s website, www.374water.com shortly after they are filed with, or furnished to, the SEC.

The SEC maintains an Internet website, www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers.

Emerging Growth Company

We are also an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or “JOBS Act.” As long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not an “emerging growth company,” like those applicable to a “smaller reporting company,” including, but not limited to, a scaled down description of our business in SEC filings; no requirements to include risk factors in Exchange Act filings; no requirement to include certain selected financial data and supplementary financial information in SEC filings; not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act; reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements that we file under the Exchange Act; no requirement for Sarbanes-Oxley Act Section 404(b) auditor attestations of internal control over financial reporting; and exemptions from the requirements of holding an annual nonbinding advisory vote on executive compensation and seeking nonbinding stockholder approval of any golden parachute payments not previously approved. We are also only required to file audited financial statements for the previous two fiscal years when filing registration statements, together with reviewed financial statements of any applicable subsequent quarter.

We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We can remain an “emerging growth company” for up to five years. We would cease to be an “emerging growth company” prior to such time if we have total annual gross revenues of $1 billion or more and when we become a “larger accelerated filer,” have a public float of $700 million or more or we issue more than $1 billion of non-convertible debt over a three-year period.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Sarbanes/Oxley Act

Except for the limitations excluded by the JOBS Act discussed under the preceding heading “Emerging Growth Company,” we are also subject to the Sarbanes-Oxley Act of 2002. The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.

FORWARD-LOOKING STATEMENTS

Prospective investors are cautioned that the statements in this Report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us as of the date of this Report. When used in this Report, the words “plan,” “will,” “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project” and similar expressions, as they relate to 374Water, are intended to identify such forward-looking statements. Although 374Water believes these statements are reasonable, actual actions, operations and results could differ materially from those indicated by such forward-looking statements as a result of the risk factors included in this Report or other factors. We must caution, however, that this list of factors may not be exhaustive and that these or other factors, many of which are outside of our control, could have a material adverse effect on 374Water and our ability to achieve our objectives. All forward-looking statements attributable to 374Water or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

None.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “SCWO.” The over-the-counter market quotations provided below reflect inter-dealer prices, without retail mark-ups, mark-down or commission and may not represent actual transactions. The following table sets forth the range of high and low sales prices on the OTCBB for the periods indicated.

Period Beginning	Period Ending	High	Low
January 1, 2020	March 31, 2020	$0.25	$0.08
April 1, 2020	June 30, 2020	$0.37	$0.11
July 1, 2020	September 30, 2020	$0.68	$0.25
October 1, 2020	December 31, 2020	$0.95	$0.36
January 1, 2021	March 31, 2021	$0.89	$0.16
April 1, 2021	June 30, 2021	$2.56	$0.45
July 1, 2021	September 30, 2021	$2.44	$1.00
October 1, 2021	December 31, 2021	$2.85	$1.90

Dividends

We have never declared or paid any cash dividends on our common stock, nor do we intend to declare or pay any cash dividends on our common stock in the foreseeable future. Subject to the limitations described below, the holders of our common stock are entitled to receive only such dividends (cash or otherwise) as may (or may not) be declared by our Board of Directors.

Recent Sales of Unregistered Securities

All of 374Water’s sales of unregistered securities since inception have been made pursuant to private offerings to accredited investors. The sales set forth below were made pursuant to an exemption from registration requirements under Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. Except as otherwise noted below, no placement agent fees or commissions were paid on these offerings, and net proceeds were used for working capital.

In connection with the Merger with PowerVerde, 374Water closed on a private placement of 436,783 shares of Series D Convertible Preferred Stock (the “Preferred Stock”) with a par value of $.0001, yielding gross proceeds of $6,551,745 (the “Private Placement”) and the settlement of a $50,000 liability for Preferred Stock shares. The Private Placement proceeds will be used for working capital, primarily for development, manufacture and commercialization of 374Water Inc.’s Air SCWO Nix systems. The Preferred Stock has a stated value of $15 per share, is convertible into common stock at $.30 per share and has voting rights based on the underlying shares of common stock. Upon liquidation of the Company, the Preferred Stockholders have liquidation preference before any assets can be distributed to common stockholders. All of the Preferred Stock was sold pursuant to an exemption from registration requirements under Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

In December 2021, 374Water closed on a private placement of 2,500,000 shares of Common Stock (the “Common Shares”) with a par value of $.0001 and at a exercise price of $2.00 yielding $5,000,000. The private placement proceeds were raised to assist in the Company’s efforts of towards meeting Nasdaq uplisting requirements.

Issuer Purchases of Equity Securities

As of December 31, 2021, the Company did not have any purchases of equity securities from stockholders.

ITEM 6. SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Critical Accounting Policies

The consolidated financial statements of 374Water Inc., formerly known as PowerVerde, Inc. (“374Water Inc.,” “we,” “us,” “our,” or the “Company”) are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires our management to make estimates and assumptions about future events that effect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. We believe the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the consolidated financial statements.

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All outstanding warrants as of December 31, 2021 and 2020 were classified as equity. The Company utilizes the Black Scholes Model to complete valuation of warrants and uses the inputs for the Black Scholes Model including Risk Free Rate, Dividend yield, stock price, exercise price, term, and volatility. The Company uses other public company comparison for Volatility and pulls the risk-free rate from the federal treasury rates based on the term. The Company’s exercise price is pulled from the warrant agreement and the stock price is pulled from the market close on the day of issuance. The Company’s term for the warrants utilizes the simplified method for the calculation of the term.

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

Overview

374Water, Inc. (the “Company”, “374Water”, “We”, or “Our”) is a Delaware corporation which was incorporated on September 8, 2005. The Company was initially formed to develop, commercialize, and market a series of unique electric generating power systems designed to produce electrical power with zero emissions or waste byproducts, based on a patented pressure-driven expander motor and related organic rankine cycle technology.

 On April 16, 2021, 374Water Inc. (f/k/a PowerVerde, Inc.) entered into an Agreement and Plan of Merger (the “Merger”) with 374Water, Inc., a privately held company based in Durham, North Carolina, (“374Water Private Company”) and 374Water Acquisition Corp., a newly-formed wholly-owned subsidiary of PowerVerde.

As a result of the Merger, the former 374Water Private Company shareholders own 65.8% of our issued and outstanding common stock and 53.8% of our issued and outstanding voting stock (which includes the preferred stock on an as converted basis).

Subsequent to the Merger, 374Water is focused on being a cleantech and social impact company providing a disruptive technology that addresses imminent environmental pollution challenges. We are focused on a new era of sustainable waste stream management that promotes circular economy initiatives and enables organizations to achieve sustainability goals and create green impact. Our vision is a world without waste and our mission is to preserve a clean and healthy environment that sustains life.

We have developed proprietary waste stream treatment systems based on Supercritical Water Oxidation (SCWO). The term used for the process is AirSCWOTM. SCWO leverages the unique properties of water in its supercritical phase (above 374 oC and 221 Bar) to convert organic matter to energy and safe products that can be recovered and used. The AirSCWOTM systems are essentially waste stream agnostic and able to treat a variety of complex, hazardous and non-hazardous waste streams, opening up opportunities for multiple applications in diverse market verticals on an international scale. Most pertinently, the technology is shifting the landscape in addressing environmental challenges that, until now, have been considered unsurmountable (due to science/engineering or cost barriers), one good example being the global PFAS crisis.

We currently outsource manufacturing of the AirSCWOTM systems to our strategic partner in the US, Merrell Bros., Inc., that have the facilities and capability to rapidly ramp-up manufacturing volumes and also support system modifications and deployment as required per market and clients. We envision in the future applying an outsourced manufacturing model in a few territories, and may consider establishing our own manufacturing capability in geographies where this is needed to adequately grow our market share.

The systems are supplied to multiple market verticals, and our revenue model includes both capital equipment sales and long-term service agreements based on throughput and capacity (Waste Purchase Agreements). Our market penetration strategy is combined of direct client and channel partner sales routes, depending on the specific market and territory. In some cases, the systems may be white labelled and sold as part of a broader solution package.

Results of Operations

Year Ended December 31, 2021, as Compared to the Year Ended December 31, 2020

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. Since the closing of the 374Water Merger, our business has been focused on development and commercialization of 374Water’s supercritical water oxidation (SCWO) systems. We generated $48,100 and $86,570 in revenue from manufacturing assembly services and from consulting and advisory services during the years ended December 31, 2021, and 2020, respectively. This year, we had substantial expenses due to our ongoing research and development activities and efforts to commercialize our systems, as well as substantial administrative expenses associated with our status as a public company. Our general and administrative expenses increased to $1,095,382 during the year ended December 31, 2021, as compared to $17,483 in the same period of 2020, primarily because of increased insurance costs, payroll expenses due to hiring employees and stock-based compensation expenses. Our professional fees increased to $343,862 during the year ended December 31, 2021, as compared to $8,791 in the same period of 2020, primarily because of increased legal fees and accounting fees relating to the 374Water Merger and our status as a public company. Our research and development expenses were $375,032 during the year ended December 31, 2021, as compared to $57,718 in the same period of 2020, primarily because of the increase in engineering expenses following the 374Water Merger. Our product development expenses were $1,399,833 during the year ended December 31, 2021, compared to no such expenses in the same period of 2020. This activity represents the issuance of stock warrants to a strategic partner in the second quarter of 2021 as part of compensation for the manufacturing, supply and service of AirSCWO products. Substantial net losses are expected until we are able to successfully commercialize and market our 374Water systems, as to which there can be no assurance.

Liquidity and Capital Resources

In April 2021, in connection with the Merger, we raised approximately $6.6 million from the sale of Series D Preferred Stock and converted all of its convertible debt notes and accrued interest to shares of common stock. On December 17, 2021, the Company raised approximately $5 million from the sales of Common Stock.

We have financed our operations since inception principally through the sale of debt and equity securities. As of December 31, 2021, we had working capital of $11,263,270 compared to working capital of $10,572 at December 31, 2020. This increase in working capital occurred in April 2021, and is due primarily to the gross proceeds of $6,551,745 from the sale of Series D Convertible Preferred Stock, the receipt of $1,134,999 of proceeds from the exercise of a warrant, and the gross proceeds of $4,999,975 from the private placement in December 2021 for the sale of Common Stock.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2021, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

Management noted that in response to the material weaknesses related to complex accounting and lack of segregation of duties, the Company hired Israel Abitbol, CFO, who operated as the full-time accountant on behalf of 374Water Inc., pre-merger. The Company utilized KSDT, a CPA firm to assist with the month-end close (MEC) process following the merger from April to June 2021. At the end of June 2021, a part-time contractor CPA was hired (Steven Dinkins) to assist with the MEC process of the accounting records. Beginning with July 2021, a MEC Checklist was created that allowed the consultant to sign-off as a preparer for records in QuickBooks (QB) as well as schedules and reports maintained outside of QB, and Israel Abitbol would conduct a detailed review of the checklist procedures. This process evolved over the year to include a formal sign-off on the review of the checklist. Beginning in September 2021, the Company hired King Consulting Group (KCG) to assist with the review and preparation of financial statements as well as additional supplemental review over complex accounting areas. For financial reporting, this would have Steven Dinkins, consultant become the initial preparer and KCG be the initial reviewer of the drafted financial statement information to be used for the quarter (or for the year). KCG would prepare the draft copy of the financial statements and supplemental schedules and allow Israel Abitbol, CFO, and Yaacov Nagar, CEO to review the draft and approval of the final copy. Before publishing, the financial statements are also reviewed by the Company Legal Counsel before the final submission to the SEC. We believe that our postmerger actions fully addressed and remediated this material weakness.

Additionally, management noted that in response to the material weakness related to the lack of entity level controls due to ineffective Board of Directors and no Audit Committee, the Company is working to remediate the material weakness by December 31, 2022.  The Company noted that as part of this remediation process, the Board of Directors has expanded to a four member Board of Directors following the merger.  The four members of the board consist of Yaacov Nagar, CEO, Marc Deshusses, Head of Technology, Richard Davis, PowerVerde’s prior CEO, and Terry Merrell, CFO of Merrell Bros. Inc.  The Company had their first Board of Directors meeting on May 6, 2021.  The Board held 7 monthly meetings out of the 8 total months the Board was active during FY2021. As part of the Company’s uplisting to NASDAQ process, the Company is working on adding 3-4 Independent Board members and creating several Board committees, including Audit Committee.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is set forth under the headings “Directors, Executive Officers and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2022 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2021 in connection with the solicitation of proxies for the Company’s 2022 annual meeting of shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is set forth under the heading “Executive Compensation” and under the subheadings “Board Oversight of Risk Management,” “Compensation of Directors,” “Director Compensation-2021” and “Compensation Committee Interlocks and Insider Participation” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth under the heading “Review, Approval or Ratification of Transactions with Related Persons” and under the subheading “Board Committees” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is set forth under the subheadings “Fees Paid to Auditors” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm” under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

See Exhibit Index and Financial Statements Index, below.

374Water Inc. and Subsidiaries

Annual Report on Form 10-K

Year Ended December 31, 2021

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

374Water Inc. and subsidiaries

Durham, North Carolina

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of 374Water Inc. and subsidiaries (the “Company”) as of December 31, 2021, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provided a reasonable basis for our opinion.

/s/ CHERRY BEKAERT LLP

We have served as the Company’s auditor since 2021.

Raleigh, North Carolina
March 1, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

374Water, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of 374Water, Inc. (the Company) as of December 31, 2020, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2020, and the related notes to the financial statements (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the years ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred operating losses, has incurred negative cash flows from operations and has an accumulated deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

D. Brooks and Associates CPAs, P.A.

We have served as the Company’s auditor since 2020.

Palm Beach Gardens, Florida

March 29, 2021

374 Water Inc. and Subsidiaries

Consolidated Balance Sheet

As of December 31, 2021 and December 31, 2020

	2021	2020
Assets
Current Assets:
Cash	$11,131,175	$71,799
Accounts receivable	—	31,330
Prepaid expenses	218,466	—
Total Current Assets	11,349,641	103,129
Long-Term Assets:
Equipment, net	959	403
Intangible asset, net	1,028,114	—
Other assets	34,742	275
Total Long-Term Assets	1,063,815	678
Total Assets	$12,413,456	$103,807

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$62,981	$76,249
Advances from stockholders	—	15,108
Other liabilities	23,390	1,200
Total Current Liabilities	86,371	92,557
Total Liabilities	86,371	92,557
Commitments and contingencies (Note 8)
Stockholders’ Equity
Preferred Stock: 1,000,000 Convertible Series D preferred shares authorized; par value $0.0001 per share, 27,272 issued and outstanding at December 31, 2021 and nil issued and outstanding at December 31, 2020 (Liquidation Preference of $409,005)	3	—

Common stock: 200,000,000 common shares authorized, par value $0.0001 per share, 125,317,746 and 62,410,452 shares outstanding at December 31, 2021 and December 31, 2020, respectively	12,531	6,241
Additional paid-in capital	15,474,566	416
Accumulated (deficit) earnings	(3,160,015)	4,593
Total Stockholders’ Equity	12,327,085	11,250
Total Liabilities and Stockholders’ Equity	$12,413,456	$103,807

The accompanying notes are an integral part of these consolidated financial statements.

374 Water Inc. and Subsidiaries

Consolidated Statement of Operations

For the years ended December 31, 2021 and December 31, 2020

	For the year ended December 31,
	2021	2020

Revenue	$48,100	$86,570
Cost of revenues	—	14,241
Net Revenue	48,100	72,329
Operating Expenses
Research and development	375,032	57,718
Product development	1,399,833	—
Professional Fees	343,862	8,791
General and administrative	1,095,381	17,483
Total Operating Expenses	3,214,108	83,992
Loss from Operations	(3,166,008)	(11,663)

Other Income
Award income	—	52,000
Interest income	1,066	—
Other income	334	—
Total Other Income	1,400	52,000
Net Income (Loss) before Income Taxes	(3,164,608)	40,337
Provision for Income Taxes	—	—

Net Income (Loss)	$(3,164,608)	$40,337

Net Income (Loss) per Share - Basic and Diluted	$(0.03)	$0.00

Weighted Average Common Shares Outstanding - Basic and Diluted	94,002,888	62,410,452

The accompanying notes are an integral part of these consolidated financial statements.

374 Water Inc. and Subsidiaries

Consolidated Changes in Stockholders’ Equity

For the years ended December 31, 2021 and December 31, 2020

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit

Balances, December 31, 2019	—	—	62,410,452	6,241	(6,241)	(35,744)	(35,744)

Issuance of common stock for services	—	—	—	—	6,329	—	6,329

Accretion of stock-based	—	—	—	—	328	—	328

Net Income	—	—	—	—	—	40,337	40,337

Balances, December 31, 2020	—	—	62,410,452	6,241	416	4,593	11,250

Accretion of stock-based	—	—	—	—	204,217	—	204,217

Issuance of stock warrants for development of product	—	—	—	—	1,399,833	—	1,399,833

Recapitalization of the Company	—	—	33,203,512	3,320	(87,545)	—	(84,225)

Series D Preferred Stock issued for cash	440,125	44	—	—	6,601,701	—	6,601,745

Exercised. Option and Warrants	—	—	4,958,833	496	1,284,848	—	1,285,344

Issuance of common stock for license rights	—	—	1,602,282	160	1,073,369	—	1,073,529

Conversion of convertible preferred shares into common stock	(412,853)	(41)	20,642,667	2,064	(2,023)	—	—

Issuance of common stock	—	—	2,500,000	250	4,999,750	—	5,000,000

Net Loss	—	—	—	—	—	(3,164,608)	(3,164,608)

Balances, December 31, 2021	27,272	3	125,317,746	12,531	15,474,566	(3,160,015)	12,327,085

The accompanying notes are an integral part of these consolidated financial statements.

374 Water Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2021 and 2020

	For the years ended
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,164,608)	$40,337
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization expense	46,050	911
Stock-based compensation	204,217	328
Common stock issued for services	—	6,329
Warrant issued for product development agreement	1,399,833	—
Changes in operating assets and liabilities
Accounts receivable	32,330	(31,330)
Accounts payable and accrued expenses	(142,512)	47,488
Prepaid expense and other assets	(238,450)	—
Other liabilities	22,190	696

Net cash (used in) provided by operating activities	(1,840,950)	64,759

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,190)	—
Proceeds from reverse acquisition	113,760	—
Increase in other assets acquisition	—	(275)
Recapitalization of the Company	(84,225)	—
Net cash used in investing activities	28,345	(275)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from Stockholders	(15,108)	2,052
Proceeds from Series D Preferred Shares	6,601,745	—
Proceeds from Common Stock Offering	5,000,000	—
Proceeds from exercise of Options	42,845	—
Proceeds from exercise of Warrants	1,242,499	—
Net cash provided by financing activities	12,871,981	2,052

NET INCREASE IN CASH	11,059,376	66,536

CASH - Beginning of year	71,799	5,263

CASH - End of year	$11,131,175	$71,799

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	—	—
Cash paid for taxes	—	—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for license rights	1,073,529	—
Accounts payable settled with Series D Preferred Stock	50,000	—
Net Liabilities Assumed in Reverse Acquisition:
Cash	29,536	—
Prepaid expense	14,483	—
Accounts receivable	1,000	—
Accounts payable	(46,150)	—
Accrued expenses	(83,094)	—
Net liability assumed	(84,225)	—

The accompanying notes are an integral part of these consolidated financial statements.

374 Water Inc. and Subsidiaries

For the Years Ended December 31, 2021 and 2020

Notes to Consolidated Financial Statements

Note 1 – Nature of Business

374Water, Inc., f/k/a PowerVerde, Inc. (the “Company”) is a Delaware corporation incorporated on September 8, 2005. The Company was formed to develop, commercialize, and market a series of unique electric generating power systems designed to produce electrical power with zero emissions or waste byproducts, based on a patented pressure-driven expander motor and related organic rankine cycle technology.

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

Pursuant to the merger contemplated by the Merger Agreement (the “Merger”), on April 16, 2021, Sub merged into 374Water, with 374Water as the surviving corporation. In connection with the Merger, all 374Water shares were cancelled and 374Water, Inc. issued to the former 374Water shareholders a total of 62,410,452 shares of 374Water, Inc. common stock. Immediately following the Merger, 374Water changed its name to 374Water Systems Inc and PowerVerde changed its name to 374Water, Inc. After the Merger, the former 374Water stockholders own 65.8% of 374Water Inc’s issued and outstanding common stock and 53.8% of 374Water Inc.’s issued and outstanding voting stock which includes the Preferred Stock.

With the Merger, 374Water Inc.’s current mission is to support a clean and healthy environment to sustain life. The Company plans to use what is believes to be cutting-edge science to recover resources from the waste our society generates and keep drinking water clean. The Company’s customers will include businesses and local governments that will make the sustainable development goals a reality. No material revenues from this planned principal operation have been generated since inception. Revenues to date have been from manufacturing assembly services and from testing, consulting, and advisory services procedures for multiple customers, which have been performed in collaboration with Duke University.

Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company held no cash equivalents as of December 31, 2021 and 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents. Deposits with financial institutions are insured, up to certain limits, by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s cash deposits often exceed the FDIC insurance limit; however, all deposits are maintained with high credit quality institutions and the Company has not experienced any losses in such accounts. The financial condition of financial institutions is periodically reassessed, and the Company believes the risk of any loss is minimal. The Company believes the risk of any loss on cash due to credit risk is minimal.

Accounts Receivable

Accounts receivables consist of balances due from service revenues. The Company monitors accounts receivable and provides allowances when considered necessary. At December 31, 2021 and 2020, accounts receivable were considered to be fully collectible. Accordingly, no allowance for doubtful accounts was provided and there was no bad debt expense as of December 31, 2021 and 2020.

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

Long-Lived Assets

The Company reviews long-lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses an estimate of the undiscounted cash flows over the remaining life of its long-lived assets, or related group of assets where applicable, in measuring whether the assets to be held and used will be realizable. Recoverability of assets held and used is measured by a comparison of the carrying amount to the future undiscounted expected net cash flows to be generated by the asset. As of December 31, 2021 and 2020, there were no impairments.

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

Revenues for the year ended December 31, 2021 were generated from consulting and advisory service agreements, which were recognized when the Company completed its performance obligations under the relevant service agreements.

During the year ended December 31, 2020, 100% of the Company’s revenues were earned from consulting and advisory services, which were recognized when the Company performed the service pursuant to its agreement with its clients which was the point in time when the Company completed its performance obligations under the agreements. One customer accounted for approximately 88% of revenues in 2020 and 92% of accounts receivable at December 31, 2020. Revenues generated in 2020 were not from the Company’s planned operations.

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

Accounting for Uncertainty in Income Taxes

The Company follows the provisions of ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There were no uncertain tax positions as of December 31, 2021 and 2020.

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

Research and Development Costs

The Company’s research and development costs are expensed in the period in which they are incurred. Such expenditures amounted to $375,032 and $57,718 for the years ended December 31, 2021 and 2020, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share is computed in accordance with FASB ASC Topic 260, “Earnings per Share”. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Certain common stock equivalents were not included in the earnings (loss) per share calculation as their effect would be anti-dilutive. As of December 31, 2021, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be antidilutive: options for 12,596,000 shares of common stock and 1,363,350 common stock shares issuable upon conversion of the Series D Preferred Stock. There were no dilutive shares as of December 31, 2020.

Financial Instruments

The Company carries cash, accounts receivable, accounts payable and accrued expenses, at historical costs. The respective estimated fair values of these assets and liabilities approximate carrying values / useful lives of equipment and intangible assets due to their current nature.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the fair value of equity-based compensation, fair value of intangible assets, useful lives of intangible assets, capital raise transactions, and valuation allowance against deferred tax assets.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company notes that there will be no effect on the current financial statements.

There are several other new accounting pronouncements issued or proposed by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial position, operating results, or cash flows.

Note 3 – Liquidity, Capital Resources

As of December 31, 2021, the Company had working capital of $11,263,270 compared to working capital of $10,572 at December 31, 2020. This significant increase in working capital is due primarily to the increase in cash over the twelve-month period is based on the Company’s sale and issuance of Series D Convertible Preferred Stock (“Preferred Stock”) and the proceeds for the exercise of warrants (see Note 4 and Note 6). During the second quarter of 2021, in connection with the Merger (described in Note 4 below), the Company received gross proceeds of $6,551,745 from the sale of Series D Convertible Preferred Stock. During the fourth quarter of 2021, the Company received gross proceeds of $5,000,000 from the sale of Common Stock (see Note 6). As of December 31, 2021, the Company has an accumulated deficit of $3,160,015. For the year ended December 31, 2021, the Company had a net loss of $3,164,608 and $1,840,950 of net cash used in operations for the period.

The Company believes that the capital raised from the sale of Common and Preferred Stock and proceeds from conversion of warrants will provide sufficient cash flow for the Company to meet its financial obligations as they come due for at least the next 12 months.

Note 4 – Acquisition of 374Water, Inc. f/k/a PowerVerde Inc.

In connection with the Merger, 374Water closed on a private placement of 436,783 shares of Series D Convertible Preferred Stock (the “Preferred Stock”) with a par value of $.0001, yielding gross proceeds of $6,551,745 (the “Private Placement”) and the settlement of a $50,000 liability for Preferred Stock shares. The Private Placement proceeds will be used for working capital, primarily for development, manufacture and commercialization of 374Water Inc.’s Air SCWO Nix systems. The Preferred Stock has a stated value of $15 per share, is convertible into common stock at $.30 per share and has voting rights based on the underlying shares of common stock. Upon liquidation of the Company, the Preferred Stockholders have liquidation preference before any assets can be distributed to common stockholders. All of the Preferred Stock was sold pursuant to an exemption from registration requirements under Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

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

As a result of the Merger Agreement, for financial statement reporting purposes, the business combination between 374Water Inc. and PowerVerde, Inc. was treated as a reverse acquisition and recapitalization for accounting purposes with 374Water, Inc. deemed the accounting acquirer and PowerVerde, Inc. deemed the accounting acquiree under the acquisition method of accounting in accordance with FASB Accounting Standards Codification (“ASC”) Section 805-10-55.

The following assets and liabilities were assumed in the transaction:

Cash	$29,536
Prepaid expense	14,483
Accounts Receivable	1,000
Total assets acquired	45,019

Accounts payable	(46,150)
Accrued expenses	(83,094)
Total liabilities assumed	$(129,244)

Net liabilities assumed	$(84,225)

Note 5 – Intangible Assets

Intangible assets are recorded at cost and consist of the license agreement with Duke University. The Company issued Duke University a small block of shares of common stock estimated to have a fair value of $1,073,529 as consideration for granting the Company the license based on the Company’s common stock market price on the date the license agreement was executed (see Note 8). Intangible assets are comprised of the following as of December 31, 2021 and 2020:

Name	Estimated Life	Balance at December 31, 2020	Additions	Amortization	Balance at December 31, 2021
License agreement	17 Years	$-	$1,073,529	$45,415	$1,028,114
Patents	20 Years	-	34,741	-	34,741
Total		$-	$1,108,270	$45,415	$1,062,855

Amortization expense for the year ended December 31, 2021 was $45,415. There is no amortization expense associated with the patent expenses.

Estimated future amortization expense as of December 31, 2021:

December 31,
2021
2022	$63,149
2023	63,149
2024	63,149
2025	63,149
2026	63,149
Thereafter	712,369
Intangible assets, Net	$1,028,114

Note 6 – Stockholder’ Equity

The Company is authorized to issue 1,000,000 preferred stock shares and 200,000,000 common stock shares both with a par value of $.0001.

Preferred Stock

On October 30, 2020, the Company designated 1,000,000 shares as Series D Convertible Preferred Stock with a par value of $.0001.

On April 16, 2021, the Company closed on a private placement of 436,782 shares of Series D Convertible Preferred Stock (the “Preferred Stock”) with a par value of $.0001, yielding gross proceeds of $6,551,691 (the “Private Placement”) and settlement of a $50,000 liability for Preferred Stock shares. The Private Placement proceeds will be used for working capital, primarily for the development, manufacturing and commercialization of 374Water’s Air SCWO Nix systems. The Preferred Stock has a stated value of $15 per share, is convertible into common stock at $.30 per share and has voting rights based on the underlying shares of common stock. Upon liquidation of the Company, the Preferred Stockholders have a liquidation preference before any assets can be distributed to common stockholders. The current liquidation value is $409,005. All of the Preferred Stock were sold pursuant to an exemption from registration requirements under Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. On September 30, 2021, 412,853 shares of Series D Preferred stock were converted into 20,642,667 shares of common stock. As of December 31, 2021, there were 27,272 shares of Series D Preferred stock issued and outstanding.

Common Stock

The holders of common stock are entitled to one vote per share on all matters submitted to a vote of shareholders, including the directors’ election. There is no right to cumulate votes in the election of directors. The holders of common stock are entitled to any dividends that may be declared by the board of directors out of funds legally available for payment of dividends subject to the prior rights of holders of preferred stock and any contractual restrictions the Company has against the payment of dividends on common stock. In the event of our liquidation or dissolution, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no preemptive rights and have no right to convert their common stock into any other securities. As of December 31, 2021, there were 125,317,746 shares of common stock issued and outstanding.

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

On April 16, 2021, the Company issued Common Stock estimated to have a fair value of $1,073,369 as consideration for the grant of a license to the Company (see Notes 5 and 8).

In December 2021, the Company raised $5,000,000 through a private placement and sale of 2,500,000 shares of Common Stock which were issued to investees as part of the capital raise.

During the year ended December 31, 2021, the Company issued 4,958,833 shares of common stock, in connection with the exercise of warrants and options and received cash proceeds of $1,284,848.

Stock-based compensation

During the year ended December 31, 2021 and 2020, the Company recorded stock-based compensation of $204,217 and $6,657, respectively, related to common stock issued or vested options to employees and various consultants of the Company, of which $190,136 and $328 was charged as general and administrative expenses and $14,081 and $6,329 as research and development expenses in the accompanying consolidated statements of operations during the years ended December 31, 2021 and 2020, respectively

Stock Options

Stock option activity for the year ended December 31, 2021, is summarized as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2019	12,180,500	0.20	$4,750,395	5.59
Granted	—	—	—	—
Exercised	—	—	—	—
Expired/forfeit	—	—	—	—
Options outstanding at December 31, 2020	12,180,500	0.20	$4,750,395	4.59
Granted	2,885,000	1.20	—	—
Exercised	(225,500)	0.19	—	—
Expired/forfeit	(2,540,000)	0.17	—	—
Options outstanding at December 31, 2021	12,300,000	0.37	$4,521,310	5.62

Stock option unvested activity for the year ended December 31, 2021, is summarized as follows:

Options
Options Unvested at December 31, 2019	—
Granted	—
Vested	—
Expired/forfeit	—
Options Unvested at December 31, 2020	—
Granted	2,885,000
Vested	(379,817)
Expired/forfeit	(40,000)
Options Unvested at December 31, 2021	2,465,183

Total unrecognized compensation associated with these unvested options is approximately $1,136,921 which will be recognized over a period of four years.

The fair value of these options granted were estimated on the date of grant, using the Black-Scholes option-pricing model with the following assumptions:

	For the years ended
	2021	2020
Dividend yield	0.00%	—
Expected life	5.49 – 6.25 Years	—
Expected volatility	38.39- 38.67%	—
Risk-free interest rate	0.87– 1.07%	—

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

During the year ended December 31, 2021, the warrants were exercised resulting in the issuance of 3,783,333 shares of common stock and proceeds of $1,134,499. As of December 31, 2021, there were 1,250,000 warrants outstanding which relate to the Series 1 offering executed in December 2021, where investors were offered a warrant for every two common shares purchased during the offering at an exercise price of $2.50 per share. The intrinsic value of all outstanding warrants as of December 31, 2021 was $437,500 based on the market price of our common stock of $2.85 per share.

The fair value of those warrants granted were estimated on the date of grant, using the Black-Scholes option-pricing model with the following assumptions:

	For the years ended
	2021	2020
Dividend yield	0.00%	—
Expected life	1 - 3 Years	—
Expected volatility	42.39% - 45.24%	—
Risk-free interest rate	0.600% - 0.795%	—

A summary of warrant activity during the year ended December 31, 2021, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2019	950,000	0.11	$690,500	1.44
Issued	—	—	—	—
Exercised	—	—	—	—
Balance at December 31, 2020	950,000	0.11	$690,500	0.44
Issued	5,033,333	0.85	—	—
Exercised	(4,733,333)	0.26	—	—
Balance at December 31, 2021	1,250,000	2.50	$437,500	2.96

Note 7 - Related Party Transactions

At December 31, 2021 and 2020, the Company has due $0 and 15,108, respectively, of advances received from stockholders of the Company for working capital. There is no formal agreement, these advances are non-interest bearing and due on demand. During the years ended December 31, 2021 and 2020, stockholders advanced $0 and 2,053 respectively, for working capital needs. Advancements were fully paid in fiscal year 2021.

Our previous CFO John L Hofmann is a member of the accounting firm Kabat, Schertzer, De La Torre, Taraboulos & Co, LLC (“KSDT”). The Company paid $43,205 and $0 to KSDT for its services in the year ended December 31, 2021 and 2020, respectively, and $0 of services rendered remain unpaid as of December 31, 2021.

Additionally, the Company entered into an agreement to fabricate and manufacture the units with Merrell Bros. Holding Company. As part of the agreement, the Company provided Terry Merrell a board of director position. As of December 31, 2021, Merrell Bros. own stock in excess of 5% of the outstanding common stock.

Note 8 – Commitments and Contingencies

The patented technology underlying 374Water’s supercritical water oxidation (SCWO) units, which was developed principally through the efforts of Messrs. Nagar and Deshusses at the facilities of Duke University, Durham, North Carolina (“Duke”), where Dr. Deshusses is a professor, is licensed to 374Water pursuant to a worldwide license agreement with Duke executed on April 16, 2021 (the “License Agreement”). In connection with the License Agreement, 374Water also executed an equity transfer Agreement with Duke pursuant to which Duke received a small block of common stock in the Company (See Notes 4 and 6). Under the terms of the License Agreement, the Company is required to make royalty payments based on a percentage of licensed product sales, as defined in the License Agreement which is triggered by the sale of licensed products. Further, the Company is also required to pay royalties on a percentage of sublicensing fees. The Company will reimburse Duke for any ongoing patent expenses incurred. During the year ended December 31, 2021, the Company has incurred $19,075 in connection with this License Agreement. The Company may terminate the license agreement anytime by providing Duke 60 days’ notice.

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

Significant components of the Company’s net deferred income taxes are as follows:

	December 31,
	2021	2020
Deferred tax assets:

Goodwill	$208,742	—
Capitalized Start-Up Costs	83,710	—
Other Intangibles	10,339	—
Other Accruals	1,875	—
Stock Compensation	17,423	1,764
Net Operating Loss	381,112
Deferred tax assets	703,211	1,764
Less valuation allowance	(703,083)	(1,764)
Net deferred tax assets after valuation allowance	$128	—

	December 31,
	2021	2020
Deferred tax liabilities:

Depreciation	$(128)	—
Deferred tax liabilities	(128)	1,764
Net deferred tax asset (liability)	$—	—

A reconciliation of the U.S. statutory federal income tax rate to the effective income tax rate (benefit) follows:

Rate Reconciliation

	December 31,
	2020	2019
Rate Reconciliation
Federal income tax at statutory rate	21.00%	21.00%
Change in State Tax	0%	0%
Change in Valuation Allowance	-22.16%	19.11%
Permanent Differences	-12.26%	0%
State Taxes	1.98%	5.50%
Other	11.44%	-45.61%

At December 31, 2021, the Company had U.S. federal net operating loss carryforwards of approximately $1.7 million, which will carry forward indefinitely.

NOLs that were acquired with the acquisition of businesses are excluded from the amount of available NOLs to the extent their use is limited by the provisions of Section 382 of the Internal Revenue Code. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in further limitation on the amount of net operating loss carryforwards which can be utilized in future years.

In evaluating the amount of the valuation allowance against its deferred tax assets as of December 31, 2021 and 2020, the Company considered all available positive and negative evidence and concluded that it is more likely than not that a portion of its deferred tax assets would not be realized. Accordingly, the Company has recorded a valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets.

The Company had no unrecognized tax benefits as of December 31, 2021 and 2020. The Company does not anticipate a significant change in total unrecognized tax benefits within the next 12 months. Tax years 2018-2020 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note 10 – Subsequent Events

On Feb 17, 2022, the Company opened 374Water Sustainability Israel LTD in Israel as a subsidiary of the Company.

Effective February 7, 2022, Israel Abitbol was promoted to CFO of the Company and the prior CFO, John Hofmann, moved to a senior vice president role.

On February 2, 2022, the Company signed a MOU with Environmental Services Company Ltd. An Israeli based company, in order to produce and sell the second AirSCWO unit.

On February 1, 2022, the Company sold its first AirSCWO unit to the Orange County Sanitation District of Fountain Valley, California.

     EXHIBIT INDEX

3.1

Amended and Restated Certificate of Incorporation of Vyrex Corporation as filed with the Delaware Secretary of State on August 14, 2008 (previously filed on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 19, 2008).

3.2

Certificate of Designation of Preferences, Rights and Limitations of PowerVerde, Inc. Series D Convertible Preferred Stock dated as of October 30, 2020, and filed April 16, 2021, with the Secretary of State of Delaware (previously filed on Form 8-K with the SEC on April 22, 2021).

3.4

Certificate of Merger of 374Water Acquisition Corp. into 374 Water Inc. filed April 16, 2021 with the Secretary of State of Delaware (previously filed on Form 8-K filed with the SEC on April l22, 2021).

3.3	Bylaws of Vyrex Corporation, dated as of September 9, 2005 (previously filed on Form 8-K filed with the SEC on October 21, 2005).

10.1

Agreement and Plan of Merger dated as of February 11, 2008 by and among Vyrex Corporation, Vyrex Acquisition Corporation and PowerVerde, Inc (previously filed on Form 8-K with the SEC on February 12, 2008).

10.2

Employment Agreement between PowerVerde Inc. and Daniel T. Bogar dated September 1, 2020 (previously filed on Form 10-Q for the quarter ended September 30, 2020, as filed with the SEC on November 16, 2020).

10.3

Employment Agreement between PowerVerde Inc. and Richard H. Davis dated September 1, 2020 (previously filed on Form 10-Q for the quarter ended September 30, 2020, as filed with the SEC on November 16, 2020).

10.4	Agreement and Plan of Merger dated as of April 16, 2021 among PowerVerde, Inc., 374Water Inc. and 374 Water Acquisition Corp. (previously filed on Form 8-K filed with the SEC on April l22, 2021).

10.5	Employment Agreement dated as of April 16, 2021 between PowerVerde, Inc. and Yaacov Nagar (previously filed on Form 8-K filed with the SEC on April 22, 2021).

10.6	First Amendment to Employment Agreement dated as of January 26, 2022 between 374 Water Inc. and Yaacov Nagar (previously filed on Form 8-K filed with the SEC on February 1, 2022).

10.7	Employment Agreement dated as of April 16, 2021 between PowerVerde, Inc. and Marc Deshusses, Ph.D. (previously filed on Form 8-K filed with the SEC on April 22, 2021).

10.8	License Agreement dated as of April 16, 2021 between 374Water Inc. and Duke University (previously filed on Form 8-K filed with the SEC on April 22, 2021).

10.9	Equity Transfer Agreement dated as of April 16, 2021 between 374Water Inc. and Duke University (previously filed on Form 8-K filed with the SEC on April 22, 2021).

10.10	Binding Memorandum of Understanding dated March 30, 2021 between 374Water Inc. and MB Holding Inc. (previously filed on Form 8-K filed with the SEC on April 22, 2021).

10.11

Manufacturing and Service Agreement, dated as of July 7, 2021, by and between 374Water Systems Inc. and Merrell Bros. Fabrication, LLC (previously filed on Form 8-K filed with the SEC on July 13, 2021).

10.12

Form of Accredited Investor Subscription Agreement (including the form of Warrant for the Purchase of Common Stock) for the December 17, 2021 private placement closing (previously filed on Form 8-K filed with the SEC on December 23, 2021).

21.1	Subsidiaries of the Company.*

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002. *

____________

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

374WATER, INC.

Dated: March 1, 2022	by:	/s/ Yaacov Nagar
Yaacov Nagar
Chief Executive Officer, Principal Executive Officer and Chairman of the Board of Directors

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Yaacov Nagar.	Chief Executive Officer, Principal Executive Officer and Chairman of the Board of Directors	March 1, 2022

/S/ Israel Abitbol	Chief Financial Officer	March 1, 2022

/S/ Marc Deshusses	Head of Technology, Director	March 1, 2022

/S/ Richard Davis	Director	March 1, 2022

