Form 10-K/A
period 2021-12-31
374Water Inc.
filed 2022-04-29
CIK 933972

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

As of February 28, 2022, the number of outstanding shares of common stock, $0.0001 par value per share, of the registrant was 126,680,895.

CHERRY BEKAERT LLP    Raleigh, North Carolina    (PCAOB ID 677)

 EXPLANATORY NOTE

On March 1, 2022, 374Water Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year. The Company is filing this Amendment to include Part III information in its Original Form 10-K because the Company will not file a definitive information statement containing this information before that date. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of its definitive information statement into Part III has been deleted. Except for the addition of the Part III information, the update to the cover page, and the filing of related certifications, this Amendment does not amend or otherwise update any other information in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K.

Except as specifically stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table and biographies that follow sets forth the name, age, position and description of the business experience of individuals who serve as our executive officers and directors as of the date of this filing:

Name	Age	Position(s)	Held Since

Yaacov (Kobe) Nagar	42	Chief Executive Officer, Chairman of the Board	2021

Israel D. Abitbol	37	Chief Financial Officer	2022

Richard H. Davis	65	Director	2008

Marc Deshusses	56	Director, Head of Technology	2021

Terry Merrell	58	Director	2021

Yaacov (Kobe) Nagar. Mr. Nagar is a co-founder of 374Water and patent inventor of the supercritical water oxidation AirSCWO system. He has been the Chief Executive Officer of 374Water from inception in July 2018. Mr. Nagar holds degrees in chemical engineering from Ben Gurion University (2001) and material engineering from Tel-Aviv University (2007) and thereafter held positions in the defense industry and renewable energy sectors in Israel, where he worked on developing fuel cell, CO2 sequestration and low energy chemicals technologies. He joined the Bill and Melinda Gates Foundation project at Duke University in 2017 to scale up and commercialize the SCWO technology. Mr. Nagar is the post-Merger CEO and Chairman of the Board of 374Water.

Israel D. Abitbol. Mr. Abitbol became our Chief Financial Officer in February 2022. Mr. Abitbol has served as the Company’s Head of Finance since January 2019. Prior to serving as the Company’s Head of Finance, Mr. Abitbol was an Auditor at BDO USA, LLP from June 2013 until April 2019. Mr. Abitbol is a senior finance executive with years of finance responsibilities and a consistent record of managing key financial processes contributing to successful business management. Mr. Abitbol is a Certified Public Accountant with a Bachelor of Science in Business Administration from the University of North Carolina at Chapel Hill and a Master of Accounting from Kenan-Flagler Business School. Mr. Abitbol is a member of the North Carolina Association of CPAs, and a member of the American Institute of CPAs.

Richard H. Davis. Mr. Davis joined our Board in February 2008 in connection with the Vyrex Merger, and served as the Chief Executive Officer from August 2011 to April 2021. He received a B.S degree in economics from Florida State University in 1982. He joined First Equity Corporation (“First Equity”) in Miami that same year. First Equity operated as a regional full-service brokerage and investment bank. Mr. Davis’ duties included equity deal structure and brokerage-related activities. After First Equity was acquired in 2001, Mr. Davis joined the corporate finance department of William R. Hough & Company (“Hough”), where he continued structuring equity finance and private acquisitions. Hough was acquired in 2004 by RBC Dain Rauscher (“Dain”), a global investment banking firm. Dain consolidated Hough’s corporate finance activities into its New York offices. Mr. Davis elected to remain in Miami and joined Martinez-Ayme Securities (“MAS”), assuming the newly-created position of managing director of corporate finance. In 2005 Mr. Davis resigned from MAS and ceased working as an investment banker. Mr. Davis is a Director of 374Water .

 Marc Deshusses. Dr. Deshusses is a co-founder of 374Water and patent inventor of the supercritical water oxidation AirSCWO system. He has served as the Chief Technology Officer of 374Water from inception in July 2018. Dr. Deshusses holds a Ph.D. in chemical engineering from the Swiss Federal Institute of Technology, Zurich (1994) and a BS in chemical engineering from the Swiss Federal Institute of Technology, Lausanne (1990). He is a professor of civil and environmental engineering at Duke University since 2008. Previously, he was a professor of civil and environmental engineering and department chair at the University of California Riverside from 1994 - 2008. He is a world-renowned researcher in biofiltration, odor, and novel waste-to-energy technologies. Dr. Deshusses has been the principal investigator for the supercritical water oxidation development project at Duke University since 2013. Dr. Deshusses is head of technology and a Director of 374Water.

Terry Merrell. Mr. Merrell is a co-founder of Merrell Bros. Inc. (“Merrell”), Kokomo, Indiana, where he has served as the Chief Financial Officer since inception in 1982. He also is the founder of Cross America, Inc. which is a non-profit organization where he has served as President since 2018. He also serves as Elder at Upper Deer Creek Church. He has developed several technologies related to the biosolids management and disposal industry and currently has a patent pending status on some of these technologies

Family Relationships

There are no family relationships among any of 374Water’s directors or executive officers.

Director Independence

Our board of directors has undertaken a review of the composition of our board of directors, our committees and the independence of each director. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, the board of directors has determined that none of our current board of directors are “independent” as that term is defined under applicable SEC rules.

Committees of the Board of Directors

We currently do not have an audit committee, compensation committee and nominating and corporate governance committee of our board of directors. However, we do plan to form such committee in the future once we have a sufficient number of “independent” directors.

Code of Ethics

We are committed to high standards of ethical conduct and professionalism and have adopted a Code of Ethics. The Code of Ethics applies to all our directors, all our officers (including our principal executive officer and principal financial officer), employees and select consults and it will set forth our policies and expectations on a number of topics including avoiding conflicts of interest, confidentiality, insider trading, protection of 374Water and customer property and providing a proper and professional work environment.

Advisory Board Members

In July 2021, our Board of Directors created an Advisory Board to advise and recommend, on a non-legally-binding basis, certain directions or actions deemed to be beneficial to the Company’s success. The Advisory Board’s members may be shareholders or non-shareholders; however, each member represents a specific industry or vocation complementary to the Company’s anticipated markets, customers and technical needs. It is anticipated that the Advisory Board will meet once a year in person and meet by conference call quarterly. The members of the Advisory Board are as follows:

●

Tali Harif. Dr. Harif is a senior executive with a strong technical and commercial track record in diverse water/environmental markets. Dr. Harif received a PhD in Environmental Engineering from The Hebrew University of Jerusalem and is an active board member for another water treatment company.

●

Steve Brock. Mr. Brock is an experienced Strategic leader in National Security, Foreign Affairs, and Environment. He is a Senior Advisor for the Council on Strategic Risk at the Center for Climate and Security and was Chief of Staff for the Joint Staff, Chairman Joint Chiefs of Staff as well as Director for Asia Security Affairs for the White House. He received an MBA from Georgetown University.

●

Damian Georgino. Mr. Georgino is an experienced senior counsel focus on complex transactions involving water, wastewater, environmental, and national resource projects. Mr. Georgino received an MBA from Emory University and JD from Emory University School of Law.

●

Howard Teicher. Mr. Teicher is an experienced advisor for security technologies with experience in US Government National Security, a co-founder of Artificial Intelligence and Machine Learning software company and a focus on development and policy advocacy to governmental and international agencies and organizations. Mr. Teicher received a Master from John Hopkins University.

●	Tatjana Vujic. Mrs. Vujic is an experienced advisor on Environmental Sciences & Policy and Clean energy. Mrs. Vujic received a BA from Yale University and a JD from George Washington University.

ITEM 11. EXECUTIVE COMPENSATION.

Summary

The following table summarizes all compensation received by our named executive officer December 31, 2021 and 2020:

Name and Principal Position	Year	Salary ($) (a)	Bonus ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation ($) (f)	All Other Compensation ($) (g)	Total Earnings ($) (h)

Yaacov (Kobe) Nagar,	2021	$160,348	-	-	-	-	-	-	$160,348
CEO	2020	-	-	-	-	-	-	-	-

Marc Deshusses,	2021	$40,000	-	-	-	-	-	-	$40,000
Head of Technology	2020	-	-	-	-	-	-	-	-

John Hofmann,	2021	-	-	-	$396,000	-	-	$10,820	$406,820
CFO(1)	2020	-	-	-	-	-	-	-	-

Richard H. Davis,	2021	$90,000	-	-	-	-	-	-	$90,000
Former CEO(2)	2020	-	-	-	-	-	-	-

(a)	Salaries include those amounts paid and accrued as an expense on the books of the Company.
(c)(d)	Stock and Option Awards are calculated based on the face value of awards as of the date of grant.
(g)	All Other Compensation is comprised of consulting fees.

(1)

On February 7, 2022, Israel D. Abitbol was promoted from his then current role as the Company’s Head of Finance to serve as the Company’s Chief Financial Officer. As of the same date, John L Hofmann, the Company’s then current Chief Financial Officer, assumed the role of the Company’s Senior Vice President. Mr. Abitbol receives an annual salary of $156,000.

(2)

On April 16, 2021, Richard H. Davis was replaced in the CEO position 374Water, Inc. (formerly known as PowerVerde) by Yaacov (Kobe) Nagar. Rick continued his employment at the Company. Mr. Davis continues to serve as a member of our Board of Directors.

Employment Agreements

Yaacov (Kobe) Nagar, CEO. Mr. Nagar signed his employment agreement with the Company on April 16, 2021. The term is three years, with extensions at the agreement of the parties. His base salary is $200,000 per year. If he is terminated for cause, as defined in the agreement, or he leaves the employment of the Company on his own volition, Mr. Nagar shall receive salary and benefits that have accrued up to the date of termination. If he is terminated without cause or following a material change, as defined in the agreement, Mr. Nagar will receive salary through the date of termination), all stock options shall vest immediately and salary and healthcare benefits will continue for 24 months. Mr. Nagar also agreed to a 12 month non-compete / non-solicitation, and signed a separate Proprietary Information and Inventions Agreement with his employment agreement which assigns to the Company any intellectual property developed by him during his employment.

On January 26, 2022 the (“Effective Date”), the Company entered into a First Amendment to Employment Agreement (the “Nagar Amendment”) with Mr. Nagar to amend certain cash compensation provisions of the Employment Agreement the Company and Mr. Nagar entered into on April 16, 2021. Specifically, as of the Effective Date, the Nagar Amendment increased Mr. Nagar’s annual base salary from $200,000 to $250,000. Additionally, Mr. Nagar is now eligible to receive compensation as follows: (i) a one-time $33,000 bonus in the event the Company achieves net income for two consecutive fiscal calendar quarters for the period which is one year after the Initial Public Offering (the “Net Income Bonus”) and (ii) a one-time $67,000 cash bonus in the event the average closing price of the Company’s common stock over any consecutive three month period during the first year subsequent to the Initial Public Offering equals or exceeds one hundred and fifty percent (150%) the price per share at which the Company’s common stock is sold at the Initial Public Offering (the “Trading Price Bonus”). Both the Net Income Bonus and the Trading Price Bonus may be earned if both thresholds are achieved or either the Net Income Bonus or the Trading Price Bonus may be earned if only one of the thresholds is achieved. For the purposes of the Nagar Amendment, the “Initial Public Offering” means the date on which the Company’s common stock is initially listed for trading on any tier of the NASDAQ Stock Market, the New York Stock Exchange, the NYSE American, or any other national securities exchange.

Marc Deshusses, Head of Technology. Mr. Deshusses signed his employment agreement with the Company on April 16, 2021. The term is three years, with extensions at the agreement of the parties. His base salary is $60,000 per year. If he is terminated for cause, as defined in the agreement, or he leaves the employment of the Company on his own volition, Mr. Deshusses shall receive salary and benefits that have accrued up to the date of termination. If he is terminated without cause or following a material change, as defined in the agreement, Mr. Deshusses will receive salary through the date of termination), all stock options shall vest immediately and salary and healthcare benefits will continue for 24 months. Mr. Deshusses also agreed to a 12 month non-compete / non-solicitation, and signed a separate Proprietary Information and Inventions Agreement with his employment agreement which assigns to the Company any intellectual property developed by him during his employment.

Israel D. Abitbol, Chief Financial Officer. Mr. Abitbol currently does not have a written employment agreement. His current base salary is $156,000 per year.

Proprietary Information and Inventions Agreement

All officers, directors, and other key employees and consultants have signed a Proprietary Information and Invention Agreement (“PIIA”) with the Company that provides in material part the following:

●	All inventions and discoveries made by them during their employment or using Company resources shall be assigned to the Company.
●	They will not interfere in customer relationships during the term of employment plus 12 months after termination for any reason.
●	They will not solicit other employees of the Company during the term of employment plus 12 months after termination for any reason.
●	They will not compete with the business of the Company during the term of employment plus 12 months after termination for any reason.

Director Compensation

During 2021, we did not provide any cash or equity compensation to our non-employee directors for their service on our Board of Directors. We have not yet determined a compensation plan for our directors. We intend to provide our directors with reasonable compensation for their services in cash, stock and/or options.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information about beneficial ownership of our common stock as of April 29, 2022, (unless otherwise noted) by (i) each stockholder that has indicated in public filings that the stockholder beneficially owns more than five percent of the common stock, (ii) each of the Company’s directors and named officers and (iii) all directors and officers as a group. Except as otherwise noted, each person listed below, either alone or together with members of the person’s family sharing the same household, had, to our knowledge, sole voting and investment power with respect to the shares listed next to the person’s name.

Name and address(1)	Number of shares beneficially owned		Percentage of ownership (2)
5% stockholders
None	-		-%
Directors and officers
Yaacov Nagar	37,700,752		29.76%
Marc Deshusses	22,620,451		17.86%
Terry Merrell (3)	7,118,333		5.62%
Richard H. Davis	3,982,898	(4)	3.05%
Israel D. Abitbol	551,560	(5)	0.43%
(All directors and officers as a group 5 persons)	71,973,994	(6)	55.14%

_________________

(1)	Except as indicated, the address of the person named in the table is c/o 374Water, Inc., 701 W. Main Street, Suite 410. Durham North Carolina 27701.
(2)

In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of the common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after April 29, 2022, are deemed outstanding, while the shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of the common stock held by them. Applicable percentage ownership is based on 126,680,895 shares of the common stock outstanding as of April 29, 2022. The inclusion in the table above of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

(3)

All 7,118,333 shares are owned and held by MB Holdings Inc. Terry Merrell has sole voting and dispositive power over the securities held by MB Holdings Inc. Mr. Merrell is a member of our Board of Directors.

(4)	Consists of 282,898 shares of common stock and options to purchase 3,700,000 shares of common stock that are either exercisable or will become exercisable within 60 days of April 29, 2022
(5)	Consists of 392,716 shares of common stock and options to purchase 158,844 shares of common stock that are either exercisable or will become exercisable within 60 days of April 29, 2022.
(6)

Consists of 71,973,994 shares of common stock held by our current directors and executive officers, of which 3,858,844 consist of stock options to purchase shares of common stock which are either exercisable or will become exercisable within 60 days of April 29, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In addition to the compensation arrangements with our directors and executive officers, including those discussed in the sections titled “Management” and “Executive Compensation,” the following is a description of each transaction since January 1, 2019 and each currently proposed transaction in which:

•	we have been or are to be a participant;

•	the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years; and

•

any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

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

Related-Party Transaction Policy

In approving or rejecting any related party transactions, our audit committee will consider the relevant facts and circumstances available and deemed relevant to our audit committee, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

Historically, our entire board of directors has been responsible for approving related-party transactions and have considered the relevant facts and circumstances available and deemed relevant, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction. The transactions described above were approved by our board of directors.

Director Independence

Our board of directors has undertaken a review of the composition of our board of directors, our committees and the independence of each director. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, the board of directors has determined that none of our current board of directors are “independent” as that term is defined under applicable SEC rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of D. Brooks & Associates Certified Public Accountants was designated by our Board of Directors to audit the consolidated financial statements of our company for the fiscal years ended December 31, 2020. As of December 31, 2021, the Company engaged the firm Cherry Bekaert LLP to take over auditor services effective during the fourth quarter of 2021. The following table summarizes the aggregate fees billed or to be billed to us by our independent registered accounting firms D. Brooks and Associates CPAs, PA, and Cherry Bekaert LLP for the fiscal years indicated:

Principal Accountant Fees and Service

	2021	2020
Audit Fees	$79,750	$54,500

Total	$79,750	$54,500

Tax Fees

The aggregate fees billed or expected to be billed by BDO for tax compliance, tax advice and tax planning rendered to the Company for the fiscal years ended December 31, 2021 is approximately $10,000. For the year ended December 31, 2020 the Company paid Kabat, Schertzer, De La Torre, Taraboulos & Co, LLC (KSDT), a related party, approximately $10,000 for tax compliance, tax advice and tax planning during that period. John L. Hoffman, the Company’s former Chief Financial Officer, is a partner at KSDT.

PART IV

ITEM 15. EXHIBITS.

(a) Financial Statements

Consolidated Financial Statements are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2022.

(b) Exhibits

The exhibits listed in the exhibit index of the Original Form 10-K and the exhibits listed in the exhibit index of this Amendment are filed with, or incorporated by reference in, this report.

(c) Financial Statement Schedules omitted

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

374WATER INC.

Date: April 29, 2022	By:	/s/ Yaacov Nagar
Yaacov Nagar
Chief Executive Officer, Director (Principal Executive Officer)

Date: April 29, 2022	By:	/s/ Israel Abitbol
Israel Abitbol
Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.3*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 29, 2022.

31.4*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 29, 2022.

*Filed herewith

