Form 10-Q
period 2022-03-31
374Water Inc.
filed 2022-05-06
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2022

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

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated Filer	☒	Smaller reporting company
		☒	Emerging Growth Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2021, the issuer had 126,680,895 shares of common stock outstanding.

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

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

374Water Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

March 31, 2022 (Unaudited) and December 31, 2021

	2022	2021
Assets
Current Assets:
Cash	$11,243,795	$11,131,175
Prepaid expenses	167,867	218,466
Total Current Assets	11,411,662	11,349,641
Long-Term Assets:
Equipment, net	4,015	959
Intangible asset, net	1,012,327	1,028,114
Other assets	34,306	34,742
Total Long-Term Assets	1,050,648	1,063,815
Total Assets	$12,462,310	$12,413,456

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$144,040	$62,981
Deferred revenue	763,333	—
Other liabilities	3,152	23,390
Total Current Liabilities	910,525	86,371
Total Liabilities	910,525	86,371
Commitments and contingencies (Note 8)
Stockholders’ Equity
Preferred Stock: 1,000,000 Convertible Series D preferred shares authorized; par value $0.0001 per share, nil issued and outstanding at March 31, 2022 and 27,272 issued and outstanding at December 31, 2021	—	3

Common stock: 200,000,000 common shares authorized, par value $0.0001 per share, 126,680,895 and 125,317,746 shares outstanding at March 31, 2022 and December 31, 2021, respectively	12,669	12,531
Additional paid-in capital	15,571,989	15,474,566
Accumulated (deficit) earnings	(4,032,873)	(3,160,015)

Total Stockholders’ Equity	11,551,785	12,327,085
Total Liabilities and Stockholders’ Equity	$12,462,310	$12,413,456

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2022 and 2021

(Unaudited)

	2022	2021

Revenue	$273,231	$—
Cost of Goods Sold	247,986	—
Gross Profit	25,245	—
Operating Expenses
Research and development	185,653	29,185
Compensation and related expenses	301,235	18,686
Professional Fees	150,658	8,203
General and administrative	261,403	10,477
Total Operating Expenses	898,950	66,551

Income (Loss) from Operations	(873,705)	(66,551)

Other Income (Expense)
Interest income	840	—
Other income	7	—
Total Other Income (Expense)	847	—
Net Loss before Income Taxes	(872,858)	(66,551)
Provision for Income Taxes	—	—

Net Loss	$(872,858)	$(66,551)

Net Loss per Share - Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding - Basic and Diluted	126,499,142	62,410,452

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water Inc. and Subsidiary

Condensed Consolidated Changes in Stockholders’ Equity

For the three months ended March 31, 2022 and 2021

(Unaudited)

For the three months ended March 31, 2022

	Preferred Stock		Common Stock		Additional
	Number of		Number of		Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2021	27,272	$3	125,317,746	$12,531	$15,474,566	$(3,160,015)	$12,327,085
Conversion of Preferred Shares to Common Shares	(27,272)	(3)	1,363,149	136	(135)	—	—
Accretion of stock-based compensation	—	—	—	—	97,558	—	97,558
Net loss	—	—	—	—	—	(872,858)	(872,858)
Balances, March 31, 2022	—	—	126,680,895	$12,667	$15,571,989	$(3,884,460)	$11,551,785

For the three months ended March 31, 2021

	Preferred Stock		Common Stock		Additional
	Number of		Number of		Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2020	—	$—	62,410,452	$6,241	$416	$4,593	$11,250
Accretion of stock-based compensation	—	—	—	—	10,433	—	10,433
Net loss	—	—	—	—	—	(66,551)	(66,551)
Balances, March 31, 2021	—	—	62,410,452	6,241	10,849	(61,958)	(44,868)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2022 and 2021 (Unaudited)

	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$(872,858)	$(66,551)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	16,458	—
Stock based compensation	97,558	10,433

Changes in operating assets and liabilities:
Accounts receivable	—	24,340
Accounts payable and accrued expenses	81,059	28,966
Deferred revenue	763,333	—
Prepaid expense	(50,599)	—
Other liabilities	(20,238)	(1,200)

Cash Provided by (Used In) Operating Activities	115,911	(4,022)

Cash Flows from Investing Activities
Purchase of equipment	(3,291)	—

Cash Provided by (Used In) Investing Activities	(3,291)	—

Cash Flow from Financing Activities
Funding from exercise of capital stock	—	4,821

Cash Provided by Financing Activities	—	4,821

Net Increase in Cash	112,620	799
Cash, Beginning of the Period	11,131,175	71,799
Cash, End of the Period	$11,243,795	$72,598

NON-CASH FINANCING ACTIVITIES
Conversion of preferred stock to common stock	$133	$—

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

On April 16, 2021, 374Water Inc. (f/k/a PowerVerde, Inc.) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with 374Water, Inc., a privately held company based in Durham, North Carolina, (“Private 374Water”) and 374Water Acquisition Corp., a newly-formed wholly-owned subsidiary of PowerVerde (“Sub”). The parties entered into the Agreement pursuant to their Binding Letter of Intent dated September 20, 2020.

Pursuant to the merger contemplated by the Merger Agreement (the “Merger”), on April 16, 2021, Sub merged into Private 374Water, with Private 374Water as the surviving corporation. In connection with the Merger, all Private 374Water shares were cancelled and the Company issued to the former Private 374Water shareholders a total of 62,410,452 shares of the Company common stock. Immediately following the Merger, Private 374Water changed its name to 374Water Systems Inc and PowerVerde changed its name to 374Water, Inc. After the Merger, the former Private 374Water stockholders own 64.2% of the Company’s issued and outstanding common stock and 53.8% of the Company’s issued and outstanding voting stock which includes the Preferred Stock. The Merger was accounted for as a reverse acquisition (See Note 4). On April 16, 2021, as a result of the closing of the Merger Agreement (see Note 4), the equity of the consolidated entity is the historical equity of 374Water, Inc (“374Water”) retroactively restated to reflect the number of shares issued by the Company in the reverse recapitalization.

Nature of Business

With the Merger, the Company’s current mission is to support a clean and healthy environment to sustain life. The Company plans to use what it believes to be cutting-edge science to recover resources from the waste our society generates and keep drinking water clean. The Company’s customers will include businesses and local governments that will make the sustainable development goals a reality. On February 1, 2022, the Company sold their first AIRSCWO system to Orange County Sanitation District of Fountain Valley, California.  Revenues to date have been from sale of the first AIRSCWO system and from testing, consulting, and advisory services procedures for our customers, which have been performed in collaboration with Duke University.

Presentation of Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (SEC) for interim financial information.  It is management’s opinion that that the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q and include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Annual Report on Form 10-K of 374Water Inc, formerly known as PowerVerde, Inc. (“374 Water," “we,” “us,” “our,” or the “Company”) as of and for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2022. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the full year or for future periods. The condensed consolidated financial statements include the accounts of 374Water Inc, formerly known as PowerVerde, Inc. (the “Company”), and PowerVerde Systems, Inc., 374Water Systems Inc, and 374Water Sustainability Israel LTD, each a wholly-owned subsidiary of 374 Water. Intercompany balances and transactions have been eliminated in consolidation. These interim financial statements reflect the acquisition of the Company’s new wholly-owned subsidiary, 374Water Systems Inc., which was consummated on April 16, 2021, as more fully disclosed in Note 4.

 Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company held no cash equivalents as of March 31, 2022, and December 31, 2021.

Accounts Receivable

Accounts receivables consist of balances due from service revenues. The Company monitors accounts receivable and provides allowances when considered necessary. At March 31, 2022 and December 31, 2021, there were no outstanding accounts receivable. Accordingly, no allowance for doubtful accounts was provided.

Equipment

Equipment is recorded at cost. Depreciation is computed using the straight-line method and an estimated useful live of three years. Expenses for maintenance and repairs are charged to expense as incurred.  The Company’s depreciation expense in the period is $235.

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

Long-Lived Assets

The Company reviews long-lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses an estimate of the undiscounted cash flows over the remaining life of its long-lived assets, or related group of assets where applicable, in measuring whether the assets to be held and used will be realizable. Recoverability of assets held and used is measured by a comparison of the carrying amount to the future undiscounted expected net cash flows to be generated by the asset. As of March 31, 2022, and 2021, there were no events or changes in circumstances requiring an impairment analysis.

Revenue Recognition and Concentration

The Company follows the revenue standards of Financial Accounting Standards Board Update No. 2014-09: “Revenue from Contracts with Customers (Topic 606).” The core principle of this Topic is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue is recognized in accordance with that core principle by applying the following five steps: 1) identify the contracts with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when (or as) we satisfy a performance obligation.  Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the completion of the equipment build for each customer as the outputs are measured against the cost to build the product.

The Company’s performance obligations will be satisfied overtime as the specialized equipment is built for the customer.  Based on the Company’s contracts, the Company will have a single performance obligation (build and install of the product). The Company will primarily receive fixed consideration for sales of product.

Revenues for the three months ended March 31, 2022 were generated from the sale of the first AIRSCWO system.   For the three months ended March 31, 2021, the Company did not have any revenues.

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

Accounting for Uncertainty in Income Taxes

The Company follows the provisions of ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There were no uncertain tax positions as of March 31, 2022, and December 31, 2021.

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

Research and Development Costs

The Company’s research and development costs are expensed in the period in which they are incurred. Such expenditures amounted to $185,653 and $29,185 for the three months ended March 31, 2022, and 2021, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share is computed in accordance with FASB ASC Topic 260, “Earnings per Share”. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Certain common stock equivalents were not included in the earnings (loss) per share calculation as their effect would be anti-dilutive. As of March 31, 2022, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be antidilutive: options for 12,660,000 shares of common stock.  There were no dilutive shares as of March 31, 2022.

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

Recent Accounting Pronouncements

All other newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

Note 3 – Liquidity, Capital Resources and Going Concern

As of March 31, 2022, the Company had working capital of $10,501,137 compared to working capital of $11,263,270 at December 31, 2021.  As of March 31, 2022, the Company has an accumulated deficit of $4032873. For the three months ended March 31, 2022, the Company had a net loss of (872,858) and $115,911 of net cash provided by operations for the period.

The Company believes they have sufficient cash-on-hand for the Company to meet its financial obligations for at least the next 12 months from the date of the report as they come due.

Note 4 – Acquisition of 374Water, Inc. f/k/a PowerVerde Inc.

Agreement and Plan of Merger

In connection with the Merger, (see Note 1), the Company closed on a private placement of 436,783 shares of Series D Convertible Preferred Stock (the “Preferred Stock”) with a par value of $0.0001, yielding gross proceeds of $6,551,745 (the “Private Placement”) and the settlement of a $50,000 liability for Preferred Stock shares. The Private Placement proceeds will be used for working capital, primarily for development, manufacture and commercialization of the Company’s Air SCWO systems. The Preferred Stock has a stated value of $15 per share, is convertible into common stock at $.30 per share and has voting rights based on the underlying shares of common stock. Upon liquidation of the Company, the Preferred Stockholders have liquidation preference before any assets can be distributed to common stockholders. All of the Preferred Stock was sold pursuant to an exemption from registration requirements under Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

As a result of the Merger, the issuance of the Preferred Stock, the former Private 374Water shareholders own 65.8% of the Company’s issued and outstanding common stock and 53.8% of the Company’s issued and outstanding voting stock (which includes the Preferred Stock on an as converted basis).

Also as a result of the Merger, the Company entered into two-year employment agreements with the Company  founders Yaacov (Kobe) Nagar and Marc Deshusses, Ph. D. Mr. Nagar will serve as the Company’s CEO, replacing Richard H. Davis, who resigned as CEO upon closing of the Merger. Mr. Nagar initially receive an annual salary of $200,000 which was increased to $250,000 effective January 26, 2022. Dr. Deshusses will serve as the Company’s Head of Technology on a part-time basis at a salary of $60,000 per year.

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

Note 5 – Intangible Assets

Intangible assets are recorded at cost and consist of the license agreement with Duke University. The Company issued Duke University a small block of shares of common stock estimated to have a fair value of $1,073,529 as consideration for granting the Company the license based on the Company’s common stock market price on the date the license agreement was executed (see Note 8). Intangible assets are comprised of the following as of March 31, 2022 and December 31, 2021:

Name	Estimated Life	Balance at December 31, 2021	Additions	Amortization	Balance at March 31, 2022
License agreement	17 Years	$1,028,114	$—	$15,787	$1,012,327
Patents	20 Years	34,742	—	436	34,306
Total		$1,062,856	$—	$16,223	$1,046,633

Depreciation and Amortization expense for the three months ended March 31, 2022, was $16,458.

Estimated future amortization expense as of March 31, 2022:

March 31,
2022
2022 (Remaining 9 months)	$48,663
2023	64,884
2024	64,884
2025	64,884
2026	64,884
Thereafter	738,434
Intangible assets, Net	$1,046,633

Note 6 – Stockholder’ Equity

The Company is authorized to issue 1,000,000 preferred stock shares and 200,000,000 common stock shares both with a par value of $0.0001.

Preferred Stock

On October 30, 2020, the Company designated 1,000,000 shares as Series D Convertible Preferred Stock with a par value of $0.0001.

On April 16, 2021, the Company closed on a private placement of 440,125 shares of Series D Convertible Preferred Stock (the “Preferred Stock”) with a par value of $0.0001, yielding gross proceeds of $6,551,691 (the “Private Placement”) and settlement of a $50,000 liability for Preferred Stock shares. The Private Placement proceeds will be used for working capital, primarily for the development, manufacturing and commercialization of 374Water’s Air SCWO systems. The Preferred Stock has a stated value of $15 per share, is convertible into common stock at $0.30 per share and has voting rights based on the underlying shares of common stock. Upon liquidation of the Company, the Preferred Stockholders have a liquidation preference before any assets can be distributed to common stockholders. All of the Preferred Stock were sold pursuant to an exemption from registration requirements under Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. On September 29, 2021, 412,853 shares of Series D Preferred stock were converted into 20,642,667 shares of common stock.  On January 12, 2022, the Company converted the remaining 27,272 shares of Series D Preferred stock to 1,363,149 shares of common stock.  As of March 31, 2022, there were no shares of Series D Preferred stock issued and outstanding.

Common Stock

The holders of common stock are entitled to one vote per share on all matters submitted to a vote of shareholders, including the directors’ election. There is no right to cumulate votes in the election of directors. The holders of common stock are entitled to any dividends that may be declared by the board of directors out of funds legally available for payment of dividends subject to the prior rights of holders of preferred stock and any contractual restrictions the Company has against the payment of dividends on common stock. In the event of our liquidation or dissolution, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no preemptive rights and have no right to convert their common stock into any other securities. As of March 31, 2022, there were 126,680,895 shares of common stock issued and outstanding.

On April 16, 2021, as a result of the closing of the Merger Agreement (see Note 4), the equity of the consolidated entity is the historical equity of 374Water, Inc (“Private 374Water”) retroactively restated to reflect the number of shares issued by the Company in the reverse recapitalization.

Pursuant to the Merger, all Private 374Water shares were cancelled and the Company  issued to the former Private 374Water stockholders a total of 62,410,452 shares of the Company’s common stock.

On April 16, 2021, the Company issued a small block of shares of common stock estimated to have a fair value of $1,073,369 as consideration for the grant of a license to the Company (see Notes 5 and 8).

During the three months ended March 31, 2022, the Company issued 1,363,149 shares of common stock from the conversion of 27,272 Preferred Stock shares.

Stock-based compensation

During the three months ended March 31, 2022, and 2021, the Company recorded stock-based compensation of $97,558 and $10,433, respectively, related to common stock issued or vested options to employees and various consultants of the Company.  For the three months ended March 31, 2022, $93,868 was charged as general and administrative expenses and $3,690 as research and development expenses in the accompanying condensed consolidated statements of operations.  For the three months ended March 31, 2021, $6,518 was charged as general and administrative expenses and $3,915 as research and development expenses in the accompanying condensed consolidated statements of operations.

Stock Options

Stock option activity for the three months ended March 31, 2022, is summarized as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2021	12,300,000	0.37	$4,521,310	5.62
Granted	360,000	3.33	—	—
Exercised	—	—	—	—
Expired/forfeit	—	—	—	—
Options outstanding at March 31, 2022	12,660,000	0.45	$5,719,310	5.39

Total unrecognized compensation associated with these unvested options is approximately $501,471 which will be recognized over a period of four years.

The fair value of these options granted were estimated on the date of grant, using the Black-Scholes option-pricing model with the following assumptions:

March 31, 2022
Dividend yield	0.00%
Expected life	5.65 – 5.75 Years
Expected volatility	37.73 – 39.18%
Risk-free interest rate	1.44 – 2.12%

Stock Warrants

In April 2021, pursuant to the binding Memorandum of Understanding dated as of March 30, 2021, between 374Water and MB Holding Inc. (the “MOU”), a warrant for the purchase of 3,783,333 shares of common stock at an exercise price of $0.30 per share was issued to MB Holding Inc. as consideration for executing the MOU and was considered fully vested upon the execution of the MOU. These warrants were to expire in March 2022. Those warrants were estimated to have a grant-date fair value of $0.37 per warrant or aggregate fair value of $1,399,833 which has been presented as product development expense on the condensed statements of operations.

During the year ended December 31, 2021, the warrants were exercised resulting in the issuance of 3,783,333 shares of common stock and proceeds of $1,134,499. Terry Merrell, a member of the Company’s Board of Directors, has sole voting and dispositive power over the securities held by MB Holdings Inc.

As of March 31, 2022, there were 1,250,000 warrants outstanding which relate to the Series 1 offering executed in December 2021, where investors were offered a warrant for every two common shares purchased during the offering at an exercise price of $2.50 per share. The intrinsic value of all outstanding warrants as of March 31, 2022 was $437,500 based on the market price of our common stock of $2.85 per share.

During the three months ended March 31, 2022, no warrants were issued or exercised. As of March 31, 2022, there are 1,250,000 outstanding warrants.

 A summary of warrant activity during the three months ended March 31, 2022, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2021	1,250,000	2.50	$437,500	2.96
Issued	—	—	——	—
Exercised	—	—	—	—
Balance at March 31, 2022	1,250,000	2.50	$437,500	2.72

Note 7 - Related Party Transactions

In 2021, the Company entered into an agreement to fabricate and manufacture the AIRSCWO systems with Merrell Bros. Holding Company. As part of the agreement, the Company appointed Terry Merrell to its board of directors. As of March 31, 2022, Merrell Bros. or their affiliates own stock in excess of 5% of the outstanding common stock.  As of March 31, 2022, the Company had $50,000 in related party expenses related to the manufacturing of the AIRSCWO systems.

Note 8 – Commitments and Contingencies

The patented technology underlying 374Water’s supercritical water oxidation (SCWO) units, which was developed principally through the efforts of Messrs. Nagar and Deshusses at the facilities of Duke University, Durham, North Carolina (“Duke”), where Dr. Deshusses is a professor, is licensed to 374Water pursuant to a worldwide license agreement with Duke executed on April 16, 2021 (the “License Agreement”). In connection with the License Agreement, 374Water also executed an equity transfer Agreement with Duke pursuant to which Duke received a small block of common stock in the Company (See Notes 4 and 6). Under the terms of the License Agreement, the Company is required to make royalty payments based on a percentage of licensed product sales, as defined in the License Agreement which is triggered by the sale of licensed products. Further, the Company is also required to pay royalties on a percentage of sublicensing fees. The Company will reimburse Duke for any ongoing patent expenses incurred. During the three month period ending March 31, 2022, the Company has not incurred any expenses in connection with this License Agreement. The Company may terminate the license agreement anytime by providing Duke 60 days’ written notice.

Note 9 – Deferred Revenue

As of March 31, 2022 and March 31, 2021, the Company had total deferred revenue of $763,333 and $0, respectively. As of March 31, 2022, the Company expects 100% of total deferred revenue to be realized in less than a year.

Note 10 – Subsequent Events

Effective April 13, 2022, in accordance with Section 228 of the Delaware Corporation Law, shareholders of the Company holding a majority of the voting power of the Company (the “Consenting Shareholders”) approved the adoption of the Company’s 2021 Equity Incentive Plan, reserving up to 10,000,000 shares of Common Stock for issuance in connection with awards thereunder (the “Equity Plan Adoption”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Readers are cautioned that the statements in this Report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are based on the beliefs of our management, as well as on assumptions made by and information currently available to us as of the date of this Report. When used in this Report, the words “plan,” “will,” “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project” and similar expressions are intended to identify such forward-looking statements. Although we believe these statements are reasonable, actual actions, operations and results could differ materially from those indicated by such forward-looking statements as a result of the risk factors included in our 2021 Annual Report, or other factors. We must caution, however, that this list of factors may not be exhaustive and that these or other factors, many of which are outside of our control, could have a material adverse effect on us and our ability to achieve our objectives. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Critical Accounting Policies

The condensed consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires our management to make estimates and assumptions about future events that effect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. We believe the following critical accounting policies affect its more significant judgments and estimates used in the preparation of financial statements.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our condensed consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2019, 2020 and 2021, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2022.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the condensed consolidated financial statements as general and administrative expense.

Revenue Recognition

Revenues for the three months ended March 31, 2022, and 2021 were generated from the sale of the AIRSCWO system, consulting and advisory services, which was recognized when the Company performed the service pursuant to its agreements with its clients which was the point in time when the Company completed its performance obligations under the agreements.

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). As of March 31, 2022, there were 1,250,000 outstanding warrants.

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

Results of Operations

Three Months Ended March 31, 2022, as Compared to Three Months Ended March 31, 2021

Since inception, we have focused on the development, testing and commercialization of our clean energy electric power generation systems. Since the closing of the 374Water Merger, our business has been focused on development and commercialization of 374Water’s supercritical water oxidation (SCWO) systems.  We generated $273,231 and $0 in revenue from the sale of our first AIRSCWO system, manufacturing assembly services and from consulting and advisory services during the years ended March 31, 2022, and 2021, respectively.  Our general and administrative expenses were $261,403 during the period ended March 31, 2022, as compared to $10,477 in the same period of 2021, primarily because of increased insurance costs, payroll expenses due to hiring employees and stock-based compensation expenses. Our professional fees increased to $150,658 during the period ended March 31, 2022, as compared to $8,203 in the same period of 2021, primarily because of increased legal fees and accounting fees relating to the 374Water Merger and our status as a public company.  Our research and development expenses were $185,653 during the period ended March 31, 2022, as compared to $29,185 in the same period of 2021, primarily because of the increase in engineering expenses following the 374Water Merger.

Liquidity and Capital Resources

In April 2021, in connection with the Merger, we raised approximately $6.6 million from the sale of Series D Preferred Stock and converted all of its convertible debt notes and accrued interest to shares of common stock. On December 17, 2021, the Company raised approximately $5 million from the sales of Common Stock.

As of March 31, 2022, we had working capital of $10,501,137 compared to working capital of 11,263,270 at December 31, 2021.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of March 31, 2022, our internal control over financial reporting was not effective.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which we identified in our internal control over financial reporting:

(1)	a lack of entity level controls due to ineffective board of directors and no audit committee

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in internal control over financial reporting during the first three months of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

374WATER INC

Dated: May 6, 2022	By:	/s/ Yaacov Nagar
Yaacov Nagar
Chief Executive Officer

Dated: May 6, 2022	By:	/s/ Israel Abitbol
Israel Abitbol
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

