Form 10-Q
period 2022-06-30
374Water Inc.
filed 2022-08-04
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2022

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

(919) 888-8194

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	SCWO	The Nasdaq Capital Market LLC

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 4, 2022, the issuer had 126,680,895 shares of common stock outstanding.

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

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

374Water Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

June 30, 2022 (Unaudited) and December 31, 2021

	2022	2021
Assets
Current Assets:
Cash	$3,100,415	$11,131,175
Accounts receivable	242,816	-
Investments	6,987,913	-
Prepaid expenses	527,700	218,466
Total Current Assets	10,858,844	11,349,641
Long-Term Assets:
Equipment, net	6,843	959
Intangible asset, net	996,540	1,028,114
Other assets	34,357	34,742
Total Long-Term Assets	1,037,740	1,063,815
Total Assets	$11,896,584	$12,413,456

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$682,633	$62,981
Deferred revenue	732,620	—
Other liabilities	16,925	23,390
Total Current Liabilities	1,432,178	86,371
Total Liabilities	1,432,178	86,371
Stockholders’ Equity
Preferred Stock: 1,000,000 Convertible Series D preferred shares authorized; par value $0.0001 per share, nil issued and outstanding at June 30, 2022 and 27,272 issued and outstanding at December 31, 2021	—	3

Common stock: 200,000,000 common shares authorized, par value $0.0001 per share, 126,680,895 and 125,317,746 shares outstanding at June 30, 2022 and December 31, 2021, respectively	12,667	12,531
Additional paid-in capital	15,710,901	15,474,566
Accumulated (deficit)	(5,247,148)	(3,160,015)
Accumulated other comprehensive loss	(12,014)	—
Total Stockholders’ Equity	10,464,406	12,327,085
Total Liabilities and Stockholders’ Equity	$11,896,584	$12,413,456

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2022 and 2021

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Revenue	$1,030,528	$14,600	$1,303,759	$14,600
Cost of Goods Sold	902,508	—	1,150,494	—
Gross Profit	128,020	14,600	153,265	14,600
Operating Expenses
Research and development	422,695	124,675	608,348	153,860
Compensation and related expenses	399,448	158,979	700,683	177,666
Product and development expenses	—	1,399,833	—	1,399,833
Professional Fees	141,104	152,437	291,760	160,638
General and administrative	379,661	53,308	641,067	63,785
Total Operating Expenses	1,342,908	1,889,231	2,241,858	1,955,782

Loss from Operations	(1,214,888)	(1,874,631)	(2,088,593)	(1,941,182)

Other Income (Expense)
Award income	—	—	—	—
Interest income	613	323	1,453	323
Other income	—	—	7	—
Total Other Income (Expense)	613	323	1,453	323
Net Loss before Income Taxes	(1,214,275)	(1,874,308)	(2,087,133)	(1,940,858)
Provision for Income Taxes	—	—	—	—

Net Loss	$(1,214,275)	$(1,874,308)	$(2,087,133)	$(1,940,858)

Other comprehensive loss
Change in foreign currency translation	(771)	—	(771)	—
Change in unrealized loss on marketable securities	(11,243)	—	(11,243)	—
Total other comprehensive loss	(12,014)	—	(12,014)	—

Total comprehensive loss	(1,226,289)	(1,874,308)	(2,099,147)	(1,940,858)
Net Loss per Share - Basic and Diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Weighted Average Common Shares Outstanding - Basic and Diluted	126,680,895	91,652,090	126,591,017	77,112,049

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water Inc. and Subsidiaries

Condensed Consolidated Changes in Stockholders’ Equity

For the three and six months ended June 30, 2022 and 2021

(Unaudited)

For the three and six months ended June 30, 2022

	Preferred Stock		Common Stock		Additional		Other	Total
	Number of		Number of		Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balances, December 31, 2021	27,272	$3	125,317,746	$12,531	$15,474,566	$(3,160,015)	$—	$12,327,085
Conversion of Preferred Shares to Common Shares	(27,272)	(3)	1,363,149	136	(135)	—	—	(2)
Accretion of stock-based compensation	—	—	—	—	97,558	—	—	97,558
Net loss	—	—	—	—	—	(872,858)	—	(872,858)
Balances, March 31, 2022	—	—	126,680,895	$12,667	$15,571,989	$(4,032,873)	—	$11,551,783
Accretion of stock-based compensation	—	—	—	—	138,912	—	—	138,912
Foreign currency gain (loss)	—	—	—	—	—	—	(771)	(771)
Unrealized gain (loss) on investments	—	—	—	—	—	—	(11,243)	(11,243)
Net loss	—	—	—	—	—	(1,214,275)	—	(1,214,275)
Balances, June 30, 2022	—	—	126,680,895	$12,667	$15,710,901	$(5,247,148)	$(12,014)	$10,464,406

For the three and six months ended June 30, 2021

	Preferred Stock		Common Stock		Additional		Other	Total
	Number of		Number of		Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balances, December 31, 2020	—	$—	62,410,452	$6,241	$416	$4,593	$—	$11,250
Accretion of stock-based compensation	—	—	—	—	10,433	—	—	10,433
Net loss	—	—	—	—	—	(66,551)	—	(66,551)
Balances, March 31, 2021	—	—	62,410,452	6,241	10,849	(61,958)	—	(44,868)
Issuance of stock warrants for development of product	—	—	—	—	1,399,833	—	—	(1,399,833)
Recapitalization of the Company	—	—	33,203,512	3,320	(87,545)	—	—	(84,225)
Series D preferred stock issued for cash and settlement of accounts payable	440,125	44	—	—	6,601,701	—	—	6,601,745)
Exercised option and warrants	—	—	1,175,500	118	150,227	—	—	(150,345)
Accretion of stock-based compensation	—	—	—	—	15,134	—	—	(15,134)
Issuance of common stock for license rights	—	—	1,602,282	160	1,073,369	—	—	1,073,529)
Net loss	—	—	—	—	—	(1,874,307)	—	(1,874,307)
Balances, June 30, 2021	440,125	$44	98,391,746	$9,839	$9,163,568	$(1,936,265)	$—	$7,237,186

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2022 and 2021 (Unaudited)

	2022	2021
Cash Flows from Operating Activities
Net loss	$(2,087,133)	$(1,940,858)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	33,174	275
Stock based compensation	236,470	25,567
Warrant issued for product development agreement	—	1,399,833

Changes in operating assets and liabilities:
Accounts receivable	(242,816)	24,730
Prepaid inventory	(308,003)	—
Prepaid expenses	(1,231)	(149)
Accounts payable and accrued expenses	619,652	(26)
Deferred revenue	732,620	—
Other liabilities	(6,465)	18,343

Cash Provided by (Used In) Operating Activities	(1,023,731)	(472,286)

Cash Flows from Investing Activities
Purchase of marketable securities	(6,999,927)	—
Purchase of equipment	(6,608)	(1,190)
Proceeds from reverse acquisition	—	29,536
Increase in other asset	(494)	(19,826)

Cash Provided by (Used In) Investing Activities	(7,007,029)	8,520

Cash Flow from Financing Activities
Repayments to (advances) from stockholders	—	(15,108)
Proceeds from sale of series D preferred shares	—	6,551,745
Proceeds from exercise of options and warrants	—	150,345

Cash Provided by Financing Activities	—	6,686,982

Net Increase in Cash	(8,030,760)	6,223,216
Cash, Beginning of the Period	11,131,175	71,799
Cash, End of the Period	$3,100,415	$6,295,015

NON-CASH FINANCING ACTIVITIES
Conversion of preferred stock to common stock	$133	$—
License	—	1,073,529
Accounts payable settled with Series D Preferred Stock	—	50,000
NET LIABILITIES ASSUMED IN REVERSE ACQUISITION
Cash	—	29,536
Prepaid expense	—	14,483
Accounts receivable	—	1,000
Account payable	—	(46,150)
Accrued expenses	—	(83,094)
Net liability assumed	—	(84,225)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Nature of Business and Presentation of Financial Statements

Description of the Company

374Water Inc., f/k/a PowerVerde, Inc. (the “Company”) was a Delaware corporation formed in March 2007. The Company was formed to develop, commercialize, and market a series of unique electric generating power systems designed to produce electrical power with zero emissions or waste byproducts, based on a patented pressure-driven expander motor and related organic rankine cycle technology.

On April 16, 2021, 374Water Inc. (f/k/a PowerVerde, Inc.) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with 374Water Inc., a privately held company based in Durham, North Carolina, (“Private 374Water”) and 374Water Acquisition Corp., a newly-formed wholly-owned subsidiary of PowerVerde (“Sub”). The parties entered into the Agreement pursuant to their Binding Letter of Intent dated September 20, 2020.

Pursuant to the merger contemplated by the Merger Agreement (the “Merger”), on April 16, 2021, Sub merged into Private 374Water, with Private 374Water as the surviving corporation. In connection with the Merger, all Private 374Water shares were canceled and the Company issued to the former Private 374Water shareholders a total of 62,410,452 shares of the Company common stock. Immediately following the Merger, Private 374Water changed its name to 374Water Systems Inc and PowerVerde changed its name to 374Water Inc. After the Merger, the former Private 374Water stockholders owned 64.2% of the Company’s issued and outstanding common stock and 53.8% of the Company’s issued and outstanding voting stock which includes the Preferred Stock. The Merger was accounted for as a reverse acquisition (See Note 4). On April 16, 2021, as a result of the closing of the Merger Agreement (see Note 4), the equity of the consolidated entity is the historical equity of 374Water Inc (“374Water”) retroactively restated to reflect the number of shares issued by the Company in the reverse recapitalization.

Nature of Business

With the Merger, the Company’s current mission is to support a clean and healthy environment to sustain life. The Company plans to use what it believes to be cutting-edge science to recover resources from the waste our society generates and keep drinking water clean. The Company’s customers will include businesses and local governments that will make the sustainable development goals a reality. On February 1, 2022, the Company sold its first AirSCWO system to Orange County Sanitation District of Fountain Valley, California.  Revenues to date have been from sale of the Company’s first AirSCWO system and from testing, consulting, and advisory services procedures for our customers, which have been performed in collaboration with Duke University.

Presentation of Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (SEC) for interim financial information.  It is management’s opinion that the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q and include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Annual Report on Form 10-K of 374Water Inc, formerly known as PowerVerde, Inc. (“374 Water," “we,” “us,” “our,” or the “Company”) as of and for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2022. The results of operations for the six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the full year or for future periods. The condensed consolidated financial statements include the accounts of 374Water Inc, formerly known as PowerVerde, Inc. (the “Company”), and PowerVerde Systems, Inc., 374Water Systems Inc, and 374Water Sustainability Israel LTD, each a wholly-owned subsidiary of 374 Water. Intercompany balances and transactions have been eliminated in consolidation. These interim financial statements reflect the acquisition of the Company’s wholly-owned subsidiary, 374Water Systems Inc., which was consummated on April 16, 2021, as more fully disclosed in Note 4 and the creation of 374Water Sustainability LTD, an Israeli wholly-owned subsidiary on March 3, 2022 and having no activity until Q2 2022.

 Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company held no cash equivalents as of June 30, 2022, and December 31, 2021.

The Company held marketable securities as of June 30, 2022 as noted in the following table:

	Adjusted Cost	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$3,100,415	—	$3,100,415	$3,100,415	—	—
Level 2:
U.S. Treasury securities	$6,968,338	$11,243	$6,987,913	$31,487	$6,956,426	—
Total	$10,068,753	$11,243	$10,056,841	$3,131,902	$6,956,426	—

The Company held no marketable securities as of December 31, 2021.

ASC Topic 820 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

Level 2 Inputs - Fair value estimates are based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

•	Investment Securities Available-for-Sale. Investment securities available-for-sale (“AFS”) is recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in illiquid markets.

Accounts Receivable

Accounts receivables consist of balances due from service revenues. The Company monitors accounts receivable and provides allowances for doubtful accounts when considered necessary. At June 30, 2022 and December 31, 2021, there were $242,816 and $0, outstanding accounts receivable, respectively. At June 30, 2022 and December 31, 2021, there was no allowance for doubtful accounts recorded.

Equipment

Equipment is recorded at cost. Depreciation is computed using the straight-line method and an estimated useful life of three years. Expenses for maintenance and repairs are charged to expense as incurred.  The Company’s depreciation expense in the period is $728.

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

Long-Lived Assets

The Company reviews long-lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses an estimate of the undiscounted cash flows over the remaining life of its long-lived assets, or related group of assets where applicable, in measuring whether the assets to be held and used will be realizable. Recoverability of assets held and used is measured by a comparison of the carrying amount to the future undiscounted expected net cash flows to be generated by the asset. As of June 30, 2022, and 2021, there were no events or changes in circumstances requiring an impairment analysis.

Revenue Recognition and Concentration

The Company follows the revenue standards of Accounting Standards Codification Topic #606. The core principle of topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue is recognized in accordance with that core principle by applying the following five steps: 1) identify the contracts with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when (or as) we satisfy a performance obligation.  Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the completion of the equipment build for each customer as the inputs are measured against the cost to build the product.

The Company’s performance obligations will be satisfied overtime as the specialized equipment is built for the customer.  Based on the Company’s contracts, the Company will have a single performance obligation (build and install of the product). The Company will primarily receive fixed consideration for sales of products.

The majority of revenues for the three months ended June 30, 2022 were generated from the sale of the first AirSCWO system.  For the three months ended June 30, 2021, the Company did not have any revenues. The revenue as of June 30, 2021 was not related to the sale of the AirSCWO unit.

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

Accounting for Uncertainty in Income Taxes

The Company follows the provisions of ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There were no uncertain tax positions as of June 30, 2022, and December 31, 2021.

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

Research and Development Costs

The Company’s research and development costs are expensed in the period in which they are incurred. Such expenditures amounted to $608,348 and $153,860 for the six months ended June 30, 2022, and 2021, respectively.

Loss Per Share

Loss per share is computed in accordance with FASB ASC Topic 260, “Earnings per Share”. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Certain common stock equivalents were not included in the loss per share calculation as their effect would be anti-dilutive. As of March 31, 2022, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be antidilutive: options for 12,660,000 shares of common stock.  There were no dilutive shares as of June 30, 2022.

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

Note 3 – Liquidity, Capital Resources and Going Concern

As of June 30, 2022, the Company had working capital of $9,426,666 compared to working capital of $11,263,270 at December 31, 2021.  As of June 30, 2022, the Company had an accumulated deficit of $5,247,148. For the six months ended June 30, 2022, the Company had a net loss of $2,087,133 and used $1,023,731 of net cash in operations for the period. As of June 30, 2021, the Company had working capital of $6,142,238 compared to working capital of $10,572 at December 31, 2020.  As of June 30, 2021, the Company had an accumulated deficit of $1,936,266. For the six months ended June 30, 2021, the Company had a net loss of $1,940,858 and used $472,286 of net cash in operations for the period.

The Company believes it has sufficient cash-on-hand (including its marketable securities described in Note 2 above) for the Company to meet its financial obligations as they come due at least the next 12 months from the date of the report as they come due.

Note 4 – Acquisition of 374Water, Inc. f/k/a PowerVerde Inc.

Agreement and Plan of Merger

In connection with the Merger, (see Note 1), the Company closed on a private placement of 440,125 shares of Series D Convertible Preferred Stock (the “Preferred Stock”) with a par value of $0.0001, yielding gross proceeds of $6,551,745 (the “Private Placement”) and the settlement of a $50,000 liability for Preferred Stock shares. The Private Placement proceeds will be used for working capital, primarily for development, manufacture and commercialization of the Company’s AirSCWO systems. The Preferred Stock has a stated value of $15 per share, is convertible into common stock at $.30 per share and has voting rights based on the underlying shares of common stock. Upon liquidation of the Company, the Preferred Stockholders have liquidation preference before any assets can be distributed to common stockholders. All of the Preferred Stock was sold pursuant to an exemption from registration requirements under Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

As a result of the Merger, the issuance of the Preferred Stock, the former Private 374Water shareholders owned 65.8% of the Company’s issued and outstanding common stock and 53.8% of the Company’s issued and outstanding voting stock (which includes the Preferred Stock on an as converted basis).

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

Note 5 – Intangible Assets

Intangible assets are recorded at cost and consist of the license agreement with Duke University. The Company issued Duke University a small block of shares of common stock estimated to have a fair value of $1,073,529 as consideration for granting the Company the license based on the Company’s common stock market price on the date the license agreement was executed (see Note 8). Intangible assets are comprised of the following as of June 30, 2022 and December 31, 2021:

Name	Estimated Life	Balance at December 31, 2021	Additions	Amortization	Balance at June 30, 2022
License agreement	17 Years	$1,028,114	$—	$31,574	$996,540
Patents	20 Years	34,742	487	872	34,357
Total		$1,062,856	$487	$32,446	$1,030,897

Depreciation and Amortization expense for the six months ended June 30, 2022, was $33,174.

Estimated future amortization expense as of June 30, 2022:

March 31,
2022
2022 (Remaining 6 months)	$32,456
2023	64,913
2024	64,913
2025	64,913
2026	64,913
Thereafter	738,789
Intangible assets, Net	$1,030,897

Note 6 – Stockholder’ Equity

The Company is authorized to issue 1,000,000 preferred stock shares and 200,000,000 common stock shares both with a par value of $0.0001.

Preferred Stock

On October 30, 2020, the Company designated 1,000,000 shares as Series D Convertible Preferred Stock with a par value of $0.0001.

On April 16, 2021, the Company closed on a private placement of 440,125 shares of Series D Convertible Preferred Stock (the “Preferred Stock'') with a par value of $0.0001, yielding gross proceeds of $6,551,691 (the “Private Placement”) and settlement of a $50,000 liability for Preferred Stock shares. The Private Placement proceeds will be used for working capital, primarily for the development, manufacturing and commercialization of 374Water’s Air SCWO systems. The Preferred Stock has a stated value of $15 per share, is convertible into common stock at $0.30 per share and has voting rights based on the underlying shares of common stock. Upon liquidation of the Company, the Preferred Stockholders have a liquidation preference before any assets can be distributed to common stockholders. All of the Preferred Stock were sold pursuant to an exemption from registration requirements under Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. On September 29, 2021, 412,853 shares of Preferred Stock were converted into 20,642,667 shares of common stock.  On January 12, 2022, the Company converted the remaining 27,272 shares of Preferred Stock to 1,363,149 shares of common stock.  As of June 30, 2022, there were no shares of Preferred Stock issued and outstanding.

Common Stock

The holders of common stock are entitled to one vote per share on all matters submitted to a vote of shareholders, including the directors’ election. There is no right to cumulate votes in the election of directors. The holders of common stock are entitled to any dividends that may be declared by the board of directors out of funds legally available for payment of dividends subject to the prior rights of holders of preferred stock and any contractual restrictions the Company has against the payment of dividends on common stock. In the event of our liquidation or dissolution, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no preemptive rights and have no right to convert their common stock into any other securities. As of June 30, 2022, there were 126,680,895 shares of common stock issued and outstanding.

On April 16, 2021, as a result of the closing of the Merger Agreement (see Note 4), the equity of the consolidated entity is the historical equity of 374Water Inc (“Private 374Water”) retroactively restated to reflect the number of shares issued by the Company in the reverse recapitalization.

Pursuant to the Merger, all Private 374Water shares were canceled and the Company issued to the former Private 374Water stockholders a total of 62,410,452 shares of the Company’s common stock.

On April 16, 2021, the Company issued a small block of shares of common stock estimated to have a fair value of $1,073,369 as consideration for the grant of a license to the Company (see Notes 5 and 8).

During the six months ended June 30, 2022, the Company issued 1,363,149 shares of common stock from the conversion of 27,272 Preferred Stock shares.

Stock-based compensation

During the six months ended June 30, 2022, and 2021, the Company recorded stock-based compensation of $236,471 and $25,567, respectively, related to common stock issued or vested options to employees and various consultants of the Company. For the six months ended June 30, 2022, $214,381 was charged as general and administrative expenses and $22,089 as research and development expenses in the accompanying condensed consolidated statements of operations.  For the six months ended June 30, 2021, $18,866 was charged as general and administrative expenses and $6,701 as research and development expenses in the accompanying condensed consolidated statements of operations.

Stock Options

Stock option activity for the six months ended June 30, 2022, is summarized as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2021	12,300,000	$0.37	$30,504,000	5.62
Granted	360,000	3.33	—	—
Exercised	—	—	—	—
Expired/forfeit	—	—	—	—
Options outstanding at March 31, 2022	12,660,000	0.45	$45,576,000	5.39
Granted	560,000	—	—	—
Exercised	—	—	—	—
Expired/forfeit	(40,000)	4.10	—	—
Options outstanding at June 30, 2022	13,180,000	$0.54	$31,683,690	5.31

Total unrecognized compensation associated with these unvested options is approximately $2,090,431 which will be recognized over a period of four years.

The fair value of these options granted were estimated on the date of grant, using the Black-Scholes option-pricing model with the following assumptions:

	June 30, 2022	June 30, 2021
Dividend yield	0.00%	0.00%
Expected life	5.28 – 6.10 Years	5.52 – 6.25 Years
Expected volatility	34.37 – 39.18%	38.39 – 38.46%
Risk-free interest rate	1.44 – 3.56%	0.99 – 1.07%

Stock Warrants

In April 2021, pursuant to the binding Memorandum of Understanding dated as of March 30, 2021, between 374Water and MB Holding Inc. (the “MOU”), a warrant for the purchase of 3,783,333 shares of common stock at an exercise price of $0.30 per share was issued to MB Holding Inc. as consideration for executing the MOU and was considered fully vested upon the execution of the MOU. These warrants were to expire in March 2022. Those warrants were estimated to have a grant-date fair value of $0.37 per warrant or aggregate fair value of $1,399,833 which has been presented as product development expense on the condensed consolidated statements of operations.

During the year ended December 31, 2021, the warrants were exercised resulting in the issuance of 3,783,333 shares of common stock and proceeds of $1,134,499. Terry Merrell, a member of the Company’s Board of Directors, has sole voting and dispositive power over the securities held by MB Holdings Inc.

As of June 30, 2022, there were 1,250,000 warrants outstanding which relate to the Series 1 offering executed in December 2021, where investors were offered a warrant for every two common shares purchased during the offering at an exercise price of $2.50 per share. The intrinsic value of all outstanding warrants as of June 30, 2022 was $550,000 based on the market price of our common stock of $2.94 per share.

During the six months ended June 30, 2022, no warrants were issued or exercised. As of June 30, 2022, there are 1,250,000 outstanding warrants.

 A summary of warrant activity during the six months ended June 30, 2022, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2021	1,250,000	2.50	$437,500	2.96
Issued	—	—	——	—
Exercised	—	—	—	—
Balance at June 30, 2022	1,250,000	2.50	$550,000	2.47

Note 7 - Related Party Transactions

In 2021, the Company entered into an agreement to fabricate and manufacture the AirSCWO systems with Merrell Bros. Holding Company. As part of the agreement, the Company appointed Terry Merrell to its board of directors. As of June 30, 2022, Merrell Bros. or their affiliates own stock in excess of 5% of the outstanding common stock.  As of June 30, 2022, the Company incurred $551,581 in related party expenses related to the manufacturing of the AirSCWO systems. As of June 30, 2022, there is an accrual of $25,000 in related party expenses related to the manufacturing of the AirSCWO systems.

Note 8 - Commitments

The patented technology underlying 374Water’s supercritical water oxidation (SCWO) units, which was developed principally through the efforts of Messrs. Nagar and Deshusses at the facilities of Duke University, Durham, North Carolina (“Duke”), where Dr. Deshusses is a professor, is licensed to 374Water pursuant to a worldwide license agreement with Duke executed on April 16, 2021 (the “License Agreement”). In connection with the License Agreement, 374Water also executed an equity transfer Agreement with Duke pursuant to which Duke received a small block of common stock in the Company (See Notes 4 and 6). Under the terms of the License Agreement, the Company is required to make royalty payments based on a percentage of licensed product sales, as defined in the License Agreement which is triggered by the sale of licensed products. Further, the Company is also required to pay royalties on a percentage of sublicensing fees. The Company will reimburse Duke for any ongoing patent expenses incurred. During the three month period ending June 30, 2022, the Company has not incurred any expenses in connection with this License Agreement. The Company may terminate the license agreement anytime by providing Duke 60 days’ written notice.

Note 9 – Deferred Revenue

As of June 30, 2022 and June 30, 2021, the Company had total deferred revenue of $732,620 and $0, respectively. As of June 30, 2022, the Company expects 100% of total deferred revenue from sales to be realized in less than a year and deferred revenue from grants to be realized later than a year.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our condensed consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2019, 2020 and 2021, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2022.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the condensed consolidated financial statements as general and administrative expense.

Revenue Recognition

Revenues for the three and six months ended June 30, 2022, and 2021 were generated from the sale of a AirSCWO system, consulting and advisory services, which was recognized when the Company performed the service pursuant to its agreements with its clients which was the point in time when the Company completed its performance obligations under the agreements.

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). As of June 30, 2022, there were 1,250,000 outstanding warrants.

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

Overview

On April 16, 2021, we closed the Merger with the former 374Water Inc. (“374 Water”) (the “374Water Merger”). Pursuant to the parties’ merger agreement, our acquisition subsidiary merged into 374Water, with 374Water as the surviving corporation. In connection with the 374Water Merger, all 374Water shares were canceled and 374Water Inc. f/k/a PowerVerde, Inc., issued to the former 374Water shareholders a total of 62,410,452 shares of our common stock.

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

Three Months Ended June 30, 2022, as Compared to Three Months Ended June 30, 2021

We generated $1,030,528 and $14,600 in revenue during the periods ended June 30, 2022, and 2021, respectively.  The increase in revenue during 2022 was primarily as a result of the sale of our first AirSCWO system whereas in the past our revenues were derived from treatability studies, consulting and advisory services. Our general and administrative expenses were $379,661 during the period ended June 30, 2022, as compared to $53,308 in the same period of 2021, primarily because of increased insurance costs, marketing and business development expenses, dues and subscriptions, and stock-based compensation expenses. Our professional fees decreased to $141,104 during the period ended June 30, 2022, as compared to $152,437 in the same period of 2021, primarily because of decreased legal fees.  Our research and development expenses were $422,695 during the period ended June 30, 2022, as compared to $124,675 in the same period of 2021, primarily because of the increase in engineering expenses following the 374Water Merger.

Six Months Ended June 30, 2022, as Compared to Six Months Ended June 30,2021

We generated $1,303,759 and $14,600 in revenue during the periods ended June 30, 2022, and 2021, respectively.  The increase in revenue during 2022 was primarily as a result of the sale of our first AirSCWO system whereas in the past our revenues were derived from treatability studies, consulting and advisory services. Our general and administrative expenses were $641,067 during the period ended June 30, 2022, as compared to $63,785 in the same period of 2021, primarily because of increased insurance costs, marketing and business development expenses, dues and subscriptions, and stock-based compensation expenses. Our professional fees increased to $291,760 during the period ended June 30, 2022, as compared to $160,638 in the same period of 2021, primarily because of increased legal fees and accounting fees relating to our status as a public company. Our research and development expenses were $608,348 during the period ended June 30, 2022, as compared to $153,860 in the same period of 2021, primarily because of the increase in engineering expenses following the 374Water Merger.

Liquidity and Capital Resources

In April 2021, in connection with the Merger, we raised approximately $6.6 million from the sale of Series D Preferred Stock and converted all of its convertible debt notes and accrued interest to shares of common stock. On December 17, 2021, the Company raised approximately $5 million from the sales of Common Stock.

As of June 30, 2022, we had working capital of $9,426,666 compared to working capital of $11,263,270 at December 31, 2021.

We believe that these funds will satisfy our working capital needs for the next twelve months.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of June 30, 2022, our internal control over financial reporting was effective. The Company’s management determined that the previously identified material weakness (as described below) had been remediated as of June 30, 2022.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which we identified in our internal control over financial reporting:

●	A lack of entity level controls due to ineffective board of directors and no audit committee.

Effective June 13, 2022, the Company appointed Buddie Joe (BJ) Penn, Yizhaq (Itzik) Polad, James M. Vanderhider and Deanna Rene to the Board of Directors. Additionally and in connection with their appointment to the Board, Mr. Penn was appointed to the Company’s recently established Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee (Chairperson), Mr. Polad was appointed to the Audit Committee, Compensation Committee (Chairperson) and Nominating and Corporate Governance Committee and Mr. Vanderhider was appointed to the Audit Committee (Chairperson). As of June 30, 2022, the Company now has the knowledge and expertise deemed to satisfy the entity level controls for a board of directors and associated audit committee.

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

Changes in Internal Control Over Financial Reporting

Except for controls implemented to address the deficiencies described above, there have been no other changes in our internal control over financial reporting during the first six months of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

374WATER INC

Dated: August 4, 2022	By:	/s/ Yaacov Nagar
Yaacov Nagar
Chief Executive Officer

Dated: August 4, 2022	By:	/s/ Israel Abitbol
Israel Abitbol
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

