Form 10-Q
period 2022-09-30
374Water Inc.
filed 2022-11-01
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 1, 2022, the issuer had 126,680,895 shares of common stock outstanding.

Index to Form 10-Q

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets at September 30, 2022 (Unaudited) and December 31, 2021	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021 (Unaudited)	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 and 2021 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (Unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15
Item 4.	Controls and Procedures	15

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults upon Senior Securities	16
Item 4.	Mine Safety Disclosures	16
Item 5.	Other Information	16
Item 6.	Exhibits	17

SIGNATURES		18

Cautionary Note Regarding Forward-Looking Information

This Form 10-Q contains certain statements related to future results of the Company that are considered “forward-looking statements'' within the meaning of the Private Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions; interest rate fluctuation; competitive pricing pressures within the Company’s market; equity and fixed income market fluctuation; technological changes; changes in law; changes in fiscal, monetary, regulatory, and tax policies; monetary fluctuations as well as other risks and uncertainties detailed elsewhere in this Form 10-Q or from time-to-time in the filings of the Company with the Securities and Exchange Commission. Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

374Water Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

September 30, 2022 (Unaudited) and December 31, 2021

	2022	2021
Assets
Current Assets:
Cash	$2,407,983	$11,131,175
Accounts receivable	164,600	-
Investments	5,994,272	-
Prepaid expenses	1,297,933	218,466
Total Current Assets	9,864,788	11,349,641
Long-Term Assets:
Equipment, net	124,593	959
Intangible asset, net	980,753	1,028,114
Other assets	35,170	34,742
Total Long-Term Assets	1,140,516	1,063,815
Total Assets	$11,005,304	$12,413,456

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$1,043,660	$62,981
Deferred revenue	200,109	—
Other liabilities	18,388	23,390
Total Current Liabilities	1,262,157	86,371
Total Liabilities	1,262,157	86,371
Stockholders’ Equity
Preferred Stock: 1,000,000 Convertible Series D preferred shares authorized; par value $0.0001 per share, nil issued and outstanding at September 30, 2022 and 27,272 issued and outstanding at December 31, 2021	—	3

Common stock: 200,000,000 common shares authorized, par value $0.0001 per share, 126,680,895 and 125,317,746 shares outstanding at September 30, 2022 and December 31, 2021, respectively	12,667	12,531
Additional paid-in capital	15,894,426	15,474,566
Accumulated (deficit)	(6,159,975)	(3,160,015)
Accumulated other comprehensive loss	(3,971)	—
Total Stockholders’ Equity	9,743,147	12,327,085
Total Liabilities and Stockholders’ Equity	$11,005,304	$12,413,456

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2022 and 2021

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Revenue	$922,718	$19,000	$2,226,477	$33,600
Cost of Goods Sold	812,386	—	1,962,879	—
Gross Profit	110,332	19,000	263,598	33,600
Operating Expenses
Research and development	118,253	115,936	726,602	269,796
Compensation and related expenses	435,297	227,790	1,135,979	405,456
Product and development expenses	—	—	—	1,399,833
Professional Fees	82,752	84,514	375,313	245,152
General and administrative	387,018	143,147	1,027,287	206,931
Total Operating Expenses	1,023,320	571,387	3,265,181	2,527,168

Loss from Operations	(912,988)	(552,387)	(3,001,583)	(2,493,568)

Other Income (Expense)
Award income	—	—	—	—
Interest income	162	428	1,617	751
Other income	—	—	7	—
Total Other Income (Expense)	162	428	1,624	751
Net Loss before Income Taxes	(912,826)	(551,959)	(2,999,959)	(2,492,817)
Provision for Income Taxes	—	—	—	—

Net Loss	$(912,826)	$(551,959)	$(2,999,959)	$(2,492,817)

Other comprehensive loss
Change in foreign currency translation	—	—	(850)	—
Change in unrealized loss on marketable securities	(3,122)	—	(3,122)	—
Total other comprehensive loss	(3,122)	—	(3,972)	—

Total comprehensive loss	(915,948)	(551,959)	(3,003,931)	(2,492,817)
Net Loss per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted Average Common Shares Outstanding - Basic and Diluted	126,680,895	98,391,746	126,621,412	84,283,229

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water Inc. and Subsidiaries

Condensed Consolidated Changes in Stockholders’ Equity

For the three and nine months ended September 30, 2022 and 2021

(Unaudited)

For the three and nine months ended September 30, 2022

	Preferred Stock		Common Stock		Additional		Other	Total
	Number of		Number of		Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balances, December 31, 2021	27,272	$3	125,317,746	$12,531	$15,474,566	$(3,160,015)	$—	$12,327,085
Conversion of Preferred Shares to Common Shares	(27,272)	(3)	1,363,149	136	(135)	—	—	(2)
Accretion of stock-based compensation	—	—	—	—	97,558	—	—	97,558
Net loss	—	—	—	—	—	(872,858)	—	(872,858)
Balances, March 31, 2022	—	—	126,680,895	$12,667	$15,571,989	$(4,032,873)	—	$11,551,783
Accretion of stock-based compensation	—	—	—	—	138,912	—	—	138,912
Foreign currency gain (loss)	—	—	—	—	—	—	(771)	(771)
Unrealized gain (loss) on investments	—	—	—	—	—	—	(11,243)	(11,243)
Net loss	—	—	—	—	—	(1,214,275)	—	(1,214,275)
Balances, June 30, 2022	—	—	126,680,895	$12,667	$15,710,901	$(5,247,148)	$(12,014)	$10,464,406
Accretion of stock-based compensation	—	—	—	—	183,524	—	—	183,524
Foreign currency gain (loss)	—	—	—	—	—	—	(78)	(78)
Unrealized gain (loss) on investments	—	—	—	—	—	—	8,121	8,121
Net loss	—	—	—	—	—	(912,826)	—	(912,826)
Balances, September 30, 2022	—	—	126,680,895	$12,667	$15,894,426	$(6,159,975)	$(3,971)	$9,743,147

For the three and nine months ended September 30, 2021

	Preferred Stock		Common Stock		Additional		Other	Total
	Number of		Number of		Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balances, December 31, 2020	—	$—	62,410,452	$6,241	$416	$4,593	$—	$11,250
Accretion of stock-based compensation	—	—	—	—	10,433	—	—	10,433
Net loss	—	—	—	—	—	(66,551)	—	(66,551)
Balances, March 31, 2021	—	—	62,410,452	6,241	10,849	(61,958)	—	(44,868)
Issuance of stock warrants for development of product	—	—	—	—	1,399,833	—	—	(1,399,833)
Recapitalization of the Company	—	—	33,203,512	3,320	(87,545)	—	—	(84,225)
Series D preferred stock issued for cash and settlement of accounts payable	440,125	44	—	—	6,601,701	—	—	6,601,745
Exercised option and warrants	—	—	1,175,500	118	150,227	—	—	150,345
Accretion of stock-based compensation	—	—	—	—	15,134	—	—	15,134
Issuance of common stock for license rights	—	—	1,602,282	160	1,073,369	—	—	1,073,529
Net loss	—	—	—	—	—	(1,874,307)	—	(1,874,307)
Balances, June 30, 2021	440,125	$44	98,391,746	$9,839	$9,163,568	$(1,936,265)	$—	$7,237,186
Exercised option and warrants	—	—	3,783,333	377	1,134,622	—	—	1,134,999
Accretion of stock-based compensation	—	—	—	—	60,585	—	—	60,585
Conversion of convertible preferred shares into common stock	(412,853)	(41)	20,642,667	2,064	(2,023)	—	—	—
Net loss	—	—	—	—	—	(551,959)	—	(551,959)
Balances, September 30, 2021	27,272	$3	122,817,746	$12,281	$10,356,751	$(2,488,224)	$—	$7,880,811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2022 and 2021 (Unaudited)

	2022	2021
Cash Flows from Operating Activities
Net loss	$(2,999,959)	$(2,492,817)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	50,052	16,314
Stock based compensation	419,995	86,152
Warrant issued for product development agreement	—	1,399,833

Changes in operating assets and liabilities:
Accounts receivable	(164,600)	19,663
Prepaid expenses	(1,079,467)	(26,185)
Accounts payable and accrued expenses	980,679	(78,558)
Deferred revenue	200,109	—
Other liabilities	(5,002)	22,007

Cash Provided by (Used In) Operating Activities	(2,598,193)	(1,053,591)

Cash Flows from Investing Activities
Purchase of marketable securities	(5,998,243)	—
Purchase of equipment	(125,011)	(2,319)
Proceeds from reverse acquisition	—	29,536
Increase in other asset	(1,745)	(19,826)

Cash Provided by (Used In) Investing Activities	(6,123,999)	7,391

Cash Flow from Financing Activities
Repayments to (advances) from stockholders	—	(15,108)
Proceeds from sale of series D preferred shares	—	6,551,745
Proceeds from exercise of options and warrants	—	1,285,344

Cash Provided by Financing Activities	—	7,821,981

Net Increase in Cash	(8,723,192)	6,775,781
Cash, Beginning of the Period	11,131,175	71,799
Cash, End of the Period	$2,407,983	$6,847,580

NON-CASH FINANCING ACTIVITIES
Conversion of preferred stock to common stock	$133	$—
License	—	1,073,529
Accounts payable settled with Series D Preferred Stock	—	50,000
NET LIABILITIES ASSUMED IN REVERSE ACQUISITION
Cash	—	29,536
Prepaid expense	—	14,483
Accounts receivable	—	1,000
Account payable	—	(46,150)
Accrued expenses	—	(83,094)
Net liability assumed	—	(84,225)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Nature of Business and Presentation of Financial Statements

Description of the Company

374Water Inc., f/k/a PowerVerde, Inc. (the “Company”) is a Delaware corporation formed in March 2007. The Company was formed to develop, commercialize, and market a series of unique electric generating power systems designed to produce electrical power with zero emissions or waste byproducts, based on a patented pressure-driven expander motor and related organic rankine cycle technology.

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

Nature of Business

The Company’s current mission is to support a clean and healthy environment to sustain life. The Company plans to use what it believes to be cutting-edge science to recover resources from the waste our society generates and keep drinking water clean. The Company’s customers will include businesses and local governments that the Company believes will make the sustainable development goals a reality. On February 1, 2022, the Company sold its first AirSCWO system to Orange County Sanitation District of Fountain Valley, California.  Revenues to date have been from sale of the Company’s first AirSCWO system and from testing, consulting, and advisory services procedures for our customers.

Presentation of Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information.  It is management’s opinion that the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q and include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Annual Report on Form 10-K of 374Water Inc. (“374 Water," “we,” “us,” “our,” or the “Company”) as of and for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2022. The results of operations for the nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the full year or for future periods. The condensed consolidated financial statements include the accounts of 374Water Inc. and PowerVerde Systems, Inc., 374Water Systems Inc, and 374Water Sustainability Israel LTD, each a wholly-owned subsidiary of 374 Water. Intercompany balances and transactions have been eliminated in consolidation. These interim financial statements reflect the acquisition of the Company’s wholly-owned subsidiary, 374Water Systems Inc., which was consummated on April 16, 2021, as more fully disclosed in Note 4 and the creation of 374Water Sustainability LTD, an Israeli wholly-owned subsidiary on March 3, 2022 and having no activity until the second quarter of 2022.

 Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company held no cash equivalents as of September 30, 2022, and December 31, 2021.

The Company held marketable securities as of September 30, 2022 as noted in the following table:

	Adjusted Cost	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$2,407,983	—	$2,407,983	$2,407,983	—	—
Level 2:
U.S. Treasury securities	$5,950,971	$15,052	$5,994,272	$58,353	$5,935,919	—
Total	$8,358,954	$15,052	$8,402,255	$2,466,336	$5,935,919	—

The Company held no marketable securities as of December 31, 2021.

Accounting Standards Codification (ASC) Topic 820 “Fair Value Measurements” establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

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

∙

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

Accounts Receivable

Accounts receivables consist of balances due from service revenues. The Company monitors accounts receivable and provides allowances for doubtful accounts when considered necessary. As of September 30, 2022 and December 31, 2021, there were $35,480 and $0, outstanding accounts receivable, respectively. As of September 30, 2022 and December 31, 2021, there was no allowance for doubtful accounts recorded.

Unbilled Receivable

Unbilled  receivables consist of balances that are unconditionally due to the Company for services already rendered except for physical invoicing and the passage of time.  Invoicing requirements vary by customer contract, but all unbilled revenues are billed within one year.  At September 30, 2022 and December 31, 2021, there were $129,120 and $0, outstanding unbilled receivables, respectively.

Equipment

Equipment is recorded at cost. Depreciation is computed using the straight-line method and an estimated useful life of three years. Expenses for maintenance and repairs are charged to expense as incurred. The Company’s depreciation expense for the three months and nine months ended September 30, 2022 was $650 and $1,374, respectively.

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

Long-Lived Assets

The Company reviews long-lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses an estimate of the undiscounted cash flows over the remaining life of its long-lived assets, or related group of assets where applicable, in measuring whether the assets to be held and used will be realizable. Recoverability of assets held and used is measured by a comparison of the carrying amount to the future undiscounted expected net cash flows to be generated by the asset. As of September 30, 2022, and 2021, there were no events or changes in circumstances requiring an impairment analysis.

Revenue Recognition and Concentration

The Company follows the revenue standards of ASC Topic 606 - “Revenue from Contracts with Customers”. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue is recognized in accordance with that core principle by applying the following five steps: 1) identify the contracts with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when (or as) we satisfy a performance obligation.  Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the completion of the equipment build for each customer as the inputs are measured against the cost to build the product.

The Company’s performance obligations will be satisfied overtime as the specialized equipment is built for the customer.  Based on the Company’s contracts, the Company will have a single performance obligation (build and install of the product). The Company will primarily receive fixed consideration for sales of products.

The majority of revenues for the three months ended September 30, 2022 were generated from the sale of the first AirSCWO system.  For the three months and nine months ended September 30, 2021, the Company did not have any ordinary revenue. All revenue generated as of September 30, 2021 was unrelated to the sale of an AirSCWO unit.

Stock-based Compensation

The Company has accounted for stock-based compensation under the provisions of (ASC) Topic 718 – “Stock Compensation” which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (stock options and common stock purchase warrants). The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on historical volatility of peer companies and other factors estimated over the expected term of the stock options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

Accounting for Uncertainty in Income Taxes

The Company follows the provisions of ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There were no uncertain tax positions as of September 30, 2022, and December 31, 2021.

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

Research and Development Costs

The Company’s research and development costs are expensed in the period in which they are incurred. Such expenditures amounted to $726,602 and $269,796 for the nine months ended September 30, 2022, and 2021, respectively.  The Company’s research and development costs are expensed in the period in which they are incurred. Such expenditures amounted to $118,253 and $115,936 for the three months ended September 30, 2022, and 2021, respectively.

Loss Per Share

Loss per share is computed in accordance with ASC Topic 260, “Earnings per Share”. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Certain common stock equivalents were not included in the loss per share calculation as their effect would be anti-dilutive.   There were no dilutive shares as of September 30, 2022.

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

Note 3 – Liquidity, Capital Resources and Going Concern

As of September 30, 2022, the Company had working capital of $8,602,631 compared to working capital of $11,263,270 at December 31, 2021.  As of September 30, 2022, the Company had an accumulated deficit of $6,159,975. For the nine months ended September 30, 2022, the Company had a net loss of $2,999,959 and used $2,598,193 of net cash in operations for the period. As of September 30, 2021, the Company had working capital of $6,800,773 compared to working capital of $10,572 at December 31, 2020.  As of September 30, 2021, the Company had an accumulated deficit of $2,488,224. For the nine months ended September 30, 2021, the Company had a net loss of $2,492,817 and used $1,053,591 of net cash in operations for the period.

The Company believes it has sufficient cash-on-hand (including its marketable securities described in Note 2 above) for the Company to meet its financial obligations as they come due at least the next 12 months from the date of the report.

Note 4 – Acquisition of 374Water, Inc. f/k/a PowerVerde Inc.

Agreement and Plan of Merger

In connection with the Merger, (see Note 1), the Company closed on a private placement of 440,125 shares of Series D Convertible Preferred Stock (the “Preferred Stock”) with a par value of $0.0001, yielding gross proceeds of $6,551,745 (the “Private Placement”) and the settlement of a $50,000 liability for Preferred Stock shares. The Private Placement proceeds will be used for working capital, primarily for development, manufacture and commercialization of the Company’s AirSCWO systems. The Preferred Stock has a stated value of $15 per share, is convertible into common stock at $.30 per share and has voting rights based on the underlying shares of common stock. Upon liquidation of the Company, the Preferred Stockholders have liquidation preference before any assets can be distributed to common stockholders. All of the Preferred Stock was sold pursuant to an exemption from registration requirements under Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. As of September 30, 2022, there were no shares of Preferred Stock issued and outstanding.

As a result of the Merger, the issuance of the Preferred Stock, the former Private 374Water shareholders owned 65.8% of the Company’s issued and outstanding common stock and 53.8% of the Company’s issued and outstanding voting stock (which includes the Preferred Stock on an as converted basis).

The patented technology underlying 374Water’s supercritical water oxidation (SCWO) units, which was developed principally through the efforts of Messrs. Nagar and Deshusses at the facilities of Duke University, Durham, North Carolina (“Duke”), where Dr. Deshusses is a professor.  The SCWO technology is licensed to 374Water pursuant to a worldwide license agreement with Duke executed on April 16, 2021 (the “License Agreement”) simultaneous with the Merger. In connection with the License Agreement, 374Water also executed an equity transfer agreement with Duke pursuant to which Duke received a small number of shares of common stock (see Note 5).

As a result of the Merger Agreement, for financial statement reporting purposes, the business combination between 374Water Inc. and 374Water was treated as a reverse acquisition and recapitalization for accounting purposes with 374Water deemed the accounting acquirer and 374Water Inc. deemed the accounting acquiree under the acquisition method of accounting in accordance with FASB (“ASC”) Section 805.

The following assets and liabilities were assumed in the transaction:

Cash	$29,536
Prepaid expense	14,483
Accounts Receivable	1,000
Total assets acquired	45,019

Accounts payable	(46,150)
Accrued expenses	(83,094)
Total liabilities assumed	$(129,244)

Net liabilities assumed	$(84,225)

Note 5 – Intangible Assets

Intangible assets are recorded at cost and consist of the License Agreement with Duke University. The Company issued Duke University a small number of shares of common stock estimated to have a fair value of $1,073,529 as consideration for granting the Company the license based on the Company’s common stock market price on the date the License Agreement was executed (see Note 8). Intangible assets are comprised of the following as of September 30, 2022 and December 31, 2021:

Name	Estimated Life	Balance at December 31, 2021	Additions	Amortization	Balance at September 30, 2022
License agreement	17 Years	$1,028,114	$—	$47,361	$980,753
Patents	20 Years	34,742	1,745	1,317	35,170
Total		$1,062,856	$1,745	$48,678	$1,015,923

Amortization expense for the nine months ended September 30, 2022 and 2021, was $48,678 and $15,787, respectively.

Estimated future amortization expense as of September 30, 2022:

September 30,
2022
2022 (Remaining 3 months)	$16,243
2023	64,973
2024	64,973
2025	64,973
2026	64,973
Thereafter	739,788
Intangible assets, Net	$1,015,923

Note 6 – Stockholder’ Equity

The Company is authorized to issue 1,000,000 preferred stock shares and 200,000,000 common stock shares both with a par value of $0.0001.

Preferred Stock

On October 30, 2020, the Company designated 1,000,000 shares as Series D Convertible Preferred Stock with a par value of $0.0001.

On April 16, 2021, the Company closed on a private placement of 440,125 shares of Series D Convertible Preferred Stock (the “Preferred Stock'') with a par value of $0.0001, yielding gross proceeds of $6,551,691 (the “Private Placement”) and settlement of a $50,000 liability for Preferred Stock shares. The Private Placement proceeds will be used for working capital, primarily for the development, manufacturing and commercialization of 374Water’s Air SCWO systems. The Preferred Stock has a stated value of $15 per share, is convertible into common stock at $0.30 per share and has voting rights based on the underlying shares of common stock. Upon liquidation of the Company, the Preferred Stockholders have a liquidation preference before any assets can be distributed to common stockholders. All of the Preferred Stock were sold pursuant to an exemption from registration requirements under Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. On September 29, 2021, 412,853 shares of Preferred Stock were converted into 20,642,667 shares of common stock.  On January 12, 2022, the Company converted the remaining 27,272 shares of Preferred Stock to 1,363,149 shares of common stock.  As of September 30, 2022, there were no shares of Preferred Stock issued and outstanding.

Common Stock

The holders of common stock are entitled to one vote per share on all matters submitted to a vote of shareholders, including the directors’ election. There is no right to cumulative voting in the election of directors. The holders of common stock are entitled to any dividends that may be declared by the board of directors out of funds legally available for payment of dividends subject to the prior rights of holders of preferred stock and any contractual restrictions the Company has against the payment of dividends on common stock. In the event of our liquidation or dissolution, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no preemptive rights and have no right to convert their common stock into any other securities. As of September 30, 2022, there were 126,680,895 shares of common stock issued and outstanding.

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

On April 16, 2021, the Company issued a small number of shares of common stock estimated to have a fair value of $1,073,369 as consideration for the grant of a license to the Company (see Notes 5 and 8).

During the nine months ended September 30, 2022, the Company issued 1,363,149 shares of common stock from the conversion of 27,272 Preferred Stock shares.

Stock-based compensation

During the nine months ended September 30, 2022, and 2021, the Company recorded stock-based compensation of $419,995 and $86,152, respectively, related to common stock issued or vested options to employees and various consultants of the Company. For the nine months ended September 30, 2022, $380,383 was charged as general and administrative expenses and $39,612 as research and development expenses in the accompanying condensed consolidated statements of operations.  For the nine months ended September 30, 2021, $75,761 was charged as general and administrative expenses and $10,391 as research and development expenses in the accompanying condensed consolidated statements of operations.

Stock Options

Stock option activity for the nine months ended September 30, 2022, is summarized as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2021	12,300,000	$0.37	$30,504,000	5.62
Granted	360,000	3.33	—	—
Exercised	—	—	—	—
Expired/forfeit	—	—	—	—
Options outstanding at March 31, 2022	12,660,000	0.45	$45,576,000	5.39
Granted	560,000	—	—	—
Exercised	—	—	—	—
Expired/forfeit	(40,000)	4.10	—	—
Options outstanding at June 30, 2022	13,180,000	$0.54	$31,683,690	5.31
Granted	270,000	2.39	—	—
Exercised	—	—	—	—
Expired/forfeit	(58,000)	3.35	—	—
Options outstanding at September 30, 2022	13,392,000	$0.56	$30,383,910	5.13

Total unrecognized compensation associated with these unvested options is approximately $1,956,165 which will be recognized over a period of four years.

The fair value of these options granted were estimated on the date of grant, using the Black-Scholes option-pricing model with the following assumptions:

	September 30, 2022	September 30, 2021
Dividend yield	0.00%	0.00%
Expected life	5.28 – 6.10 Years	1 Year
Expected volatility	34.73 – 34.79%	42.39%
Risk-free interest rate	3.06 – 3.94%	0.06%

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

As of September 30, 2022, there were 1,250,000 warrants outstanding which relate to the Series 1 offering executed in December 2021, where investors were offered a warrant for every two common shares purchased during the offering at an exercise price of $2.50 per share. The intrinsic value of all outstanding warrants as of September 30, 2022 was $412,500 based on the market price of our common stock of $2.83 per share, which was the Company’s closing per share common stock price as reported on Nasdaq as of September 30, 2022.

During the nine months ended September 30, 2022, no warrants were issued or exercised. As of September 30, 2022, there are 1,250,000 outstanding warrants.

 A summary of warrant activity during the nine months ended September 30, 2022, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2021	1,250,000	2.50	$437,500	2.96
Issued	—	—	—	—
Exercised	—	—	—	—
Balance at September 30, 2022	1,250,000	2.50	$412,500	2.21

Note 7 - Related Party Transactions

In 2021, the Company entered into an agreement to fabricate and manufacture the AirSCWO systems with Merrell Bros. Holding Company. As part of the agreement, the Company appointed Terry Merrell to its board of directors. As of September 30, 2022, Merrell Bros. or their affiliates own stock in excess of 5% of the outstanding common stock.  As of September 30, 2022, the Company incurred $841,577 in related party expenses related to the manufacturing of the AirSCWO systems. As of September 30, 2022, there is an accrual of $62,858 in related party expenses related to the manufacturing of the AirSCWO systems.

Note 8 - Commitments

The patented technology underlying 374Water’s supercritical water oxidation (SCWO) units, which was developed principally through the efforts of Messrs. Nagar and Deshusses at the facilities of Duke University, Durham, North Carolina (“Duke”), where Dr. Deshusses is a professor. The SCWO technology is licensed to 374Water pursuant to a worldwide license agreement with Duke executed on April 16, 2021 (the “License Agreement”). In connection with the License Agreement, 374Water also executed an equity transfer Agreement with Duke pursuant to which Duke received a small number of common stock in the Company (See Notes 4 and 6). Under the terms of the License Agreement, the Company is required to make royalty payments based on a percentage of licensed product sales, as defined in the License Agreement which is triggered by the sale of licensed products. Further, the Company is also required to pay royalties on a percentage of sublicensing fees. The Company will reimburse Duke for any ongoing patent expenses incurred. During the three month period ending September 30, 2022, the Company has not incurred any expenses in connection with this License Agreement. The Company may terminate the license agreement anytime by providing Duke 60 days’ written notice.

Note 9 – Deferred Revenue

As of September 30, 2022 and September 30, 2021, the Company had total deferred revenue of $200,109 and $0, respectively. As of September 30, 2022, the Company expects 100% of total deferred revenue from sales to be realized in less than a year and deferred revenue from grants to be realized later than a year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Readers are cautioned that the statements in this Report that are not descriptions of historical facts may be “forward-looking statements” that are subject to risks and uncertainties. This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are based on the beliefs of our management, as well as on assumptions made by and information currently available to us as of the date of this Report. When used in this Report, the words “plan,” “will,” “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project” and similar expressions are intended to identify such forward-looking statements. Although we believe these statements are reasonable, actual actions, operations and results could differ materially from those indicated by such forward-looking statements as a result of the risk factors included in our 2021 Annual Report on Form 10-K filed with the SEC on March 1, 2022, or other factors. We must caution, however, that this list of factors may not be exhaustive and that these or other factors, many of which are outside of our control, could have a material adverse effect on us and our ability to achieve our objectives. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our condensed consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2019, 2020 and 2021, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2022.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the condensed consolidated financial statements as general and administrative expense.

Revenue Recognition

Revenues for the three and nine months ended September 30, 2022, and 2021 were generated from the sale of a AirSCWO system, consulting and advisory services, which was recognized when the Company performed the service pursuant to its agreements with its clients which was the point in time when the Company completed its performance obligations under the agreements.

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). As of September 30, 2022, there were 1,250,000 outstanding warrants.

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

Three Months Ended September 30, 2022, as Compared to Three Months Ended September 30, 2021

We generated $922,718 and $19,000 in revenue during the periods ended September 30, 2022, and 2021, respectively.  The increase in revenue during 2022 was primarily as a result of the sale of our first AirSCWO system whereas in the past our revenues were derived from treatability studies, consulting and advisory services. Our general and administrative expenses were $387,018 during the period ended September 30, 2022, as compared to $143,147 in the same period of 2021, primarily because of increased insurance costs, marketing and business development expenses, dues and subscriptions, and stock-based compensation expenses. Our professional fees decreased to $82,752 during the period ended September 30, 2022, as compared to $84,515 in the same period of 2021, primarily because of decreased legal fees.  Our research and development expenses were $118,253 during the period ended September 30, 2022, as compared to $115,936 in the same period of 2021, primarily because of the increase in engineering expenses following the 374Water Merger.

Nine Months Ended September 30, 2022, as Compared to Nine Months Ended September 30,2021

We generated $2,226,477 and $33,600 in revenue during the periods ended September 30, 2022, and 2021, respectively.  The increase in revenue during 2022 was primarily as a result of the sale of our first AirSCWO system whereas in the past our revenues were derived from treatability studies, consulting and advisory services. Our general and administrative expenses were $1,027,287 during the period ended September 30, 2022, as compared to $206,931 in the same period of 2021, primarily because of increased insurance costs, marketing and business development expenses, dues and subscriptions, and stock-based compensation expenses. Our professional fees increased to $375,313 during the period ended September 30, 2022, as compared to $245,152 in the same period of 2021, primarily because of increased legal fees and accounting fees relating to our status as a public company. Our research and development expenses were $726,602 during the period ended September 30, 2022, as compared to $269,796 in the same period of 2021, primarily because of the increase in engineering expenses following the 374Water Merger.

Liquidity and Capital Resources

In April 2021, in connection with the Merger, we raised approximately $6.6 million from the sale of Series D Preferred Stock and converted all of its convertible debt notes and accrued interest to shares of common stock. On December 17, 2021, the Company raised approximately $5 million from the sales of Common Stock.

As of September 30, 2022, we had working capital of $8,602,631 compared to working capital of $11,263,270 as of December 31, 2021.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of September 30, 2022, our internal control over financial reporting was effective. The Company’s management determined that the previously identified material weakness (as described below) had been remediated as of September 30, 2022.

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

Effective June 13, 2022, the Company appointed Buddie Joe (BJ) Penn, Yizhaq (Itzik) Polad, James M. Vanderhider and Deanna Rene to the Board of Directors. Additionally and in connection with their appointment to the Board, Mr. Penn was appointed to the Company’s recently established Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee (Chairperson), Mr. Polad was appointed to the Audit Committee, Compensation Committee (Chairperson) and Nominating and Corporate Governance Committee and Mr. Vanderhider was appointed to the Audit Committee (Chairperson). As of September 30, 2022, the Company now has the knowledge and expertise deemed to satisfy the entity level controls for a board of directors and associated audit committee.

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

Changes in Internal Control Over Financial Reporting

Except for controls implemented to address the deficiencies described above, there have been no other changes in our internal control over financial reporting during the first nine months of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

374WATER INC

Dated: November 1, 2022	By:	/s/ Yaacov Nagar
Yaacov Nagar
Chief Executive Officer

Dated: November 1, 2022	By:	/s/ Israel Abitbol
Israel Abitbol
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

