Form 10-Q/A
period 2022-09-30
374Water Inc.
filed 2022-11-18
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) amends and restates in its entirety the Quarterly Report on Form 10-Q for the period ended September 30, 2022 originally filed with the United States Securities and Exchange Commission on November 1, 2022 (the “Original Filing”) of 374Water Inc. (the “Company”). The sole purpose of this Amendment No. 1 is to file the Chief Executive Officer and Chief Financial Officer certifications required by Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002.  The certifications were listed in the Exhibit Index contained in Part II, Item 6 of the Original Filing but were inadvertently not filed or provided with the Original Filing.

Other than as described above, the Amendment No. 1 provides disclosure only as of the date of the Original Filing and does not amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. This Amendment No. 1 in no way revises or restates the Company's condensed consolidated financial statements included in the Original Filing.  Additionally, there have been no changes to the XBRL data filed in Exhibit 101 of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

Index to Form 10-Q

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets at September 30, 2022 (Unaudited) and December 31, 2021	4
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021 (Unaudited)	5
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 and 2021 (Unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (Unaudited)	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16
Item 4.	Controls and Procedures	16

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults upon Senior Securities	17
Item 4.	Mine Safety Disclosures	17
Item 5.	Other Information	17
Item 6.	Exhibits	18

SIGNATURES		19

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

374WATER INC

Dated: November 18, 2022	By:	/s/ Yaacov Nagar
Yaacov Nagar
Chief Executive Officer

Dated: November 18, 2022	By:	/s/ Israel Abitbol
Israel Abitbol
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

