Form 10-K
period 2022-12-31
374Water Inc.
filed 2023-03-16
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

Commission File No. 000-27866

374WATER INC.
(Exact name of Registrant as specified in its charter)

Delaware	88-0271109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 W Main Street, Suite 410, Durham, NC	27701
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock equity, as of June 30, 2022, the last business day of the issuer’s most recently completed second fiscal quarter: $372,441,831.

As of March 13, 2023, the number of outstanding shares of common stock, $0.0001 par value per share, of the registrant was 127,344,691.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2023 annual meeting of stockholders (the “2023 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the year to which this report relates.

374WATER INC.

Annual Report on Form 10-K

Year Ended December 31, 2022

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

PART I

ITEM 1. BUSINESS.

Overview

374Water offers a technology that transforms wet wastes such as sewage sludge, biosolids, food waste, hazardous and non-hazardous waste, and forever chemicals (e.g., PFAS) into recoverable resources by focusing on waste as a valuable resource for water, energy, and minerals. We consider ourselves pioneers in a new era of waste management that supports a circular economy and enables organizations to achieve their environment, social, and governance (ESG) goals. Our vision is a world without waste and our mission is to help create and preserve a clean and healthy environment that sustains life.

Our Technology

We have developed AirSCWO™, a proprietary treatment system based on “supercritical water oxidation.” AirSCWO™ leverages the unique properties of water in its supercritical phase (above 374oC and above a barometric pressure of 221 atm). The supercritical phase produces unique properties of water which combine with air convert organic matter to energy and minerals that are safe byproducts that can be recovered and put to economically productive use. We call our systems AirSCWO™, as it utilizes a combination of ambient air and the supercritical water oxidation process. Because our AirSCWO™ convert any organic material, we believe the AirSCWO™ systems are essentially waste stream agnostic with the capability of treating a variety of complex, hazardous and non-hazardous wet waste streams, thus creating opportunities for multiple applications in diverse market verticals on an international scale. The technology is addressing environmental challenges that the Company believes, until now, have been considered insurmountable due to science/engineering and/or cost barriers. For example, we can treat PFAS (“per- and polyfluoroalkyl substances”).

Products and Services

We believe AirSCWO™ systems have the ability to address environmental issues across multiple market verticals. Our revenue model includes both capital equipment sales and long- term service agreements. Our sales and market strategy is a combination of direct customer and channel partner sales routes, depending on the specific market and territory. Additionally, the AirSCWO™ systems may be sold directly to other solution providers who may integrate our equipment with other equipment as part of an integrated system and solution.

We sell AirSCWO™ as a modular and containerized system. The units are compact and prefabricated so that they may be cost effectively shipped, installed, and operated within the footprint of an existing plant. We are currently offering a six (6) wet tonne per day throughput capacity system and anticipate commercializing a thirty (30) wet tonne per day throughput capacity system in 2024. A two hundred (200) wet tonne per day throughput capacity system is to be designed in 2025.

We also intend to sell, as part of a broader solution package, ancillary equipment that is required to pre-treat the inlet waste stream and post-treat a product stream, depending on the application. In some cases, to meet the AirSCWO™ inlet requirements (e.g., water percentage, total dissolved solids), a pre-treatment is added to our system to ensure our system performance or a post-treatment packaged system to enhance the system outputs value (e.g., carbon dioxide utilization or sequestration, minerals recovery and upgrade, and water purification). Such solutions may be developed by the Company or by its strategic partners to provide a complete solution and integrated treatment train. In addition, the Company intends to offer sales agreements for supply of parts, maintenance and repairs, as well as long term SAs.

Human Capital and Culture

We currently employ twenty-three full-time employees and seven consultants on a full or part-time basis. Our current projections are to increase the workforce to forty full-time employees in 2023 and fifty full-time employees in 2024.

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

Our focus areas in creating a working environment that draws out the best in our employees and allows them to fulfill their potential and support the Company to attain its goals are as follows:

1)	Attract, identify, develop and retain high-performing talent across all areas.

2)	Develop and support the growth of leadership.

3)	Enable the development of a high-performance culture in which staff performance can be supported, rewarded, enhanced and managed effectively.

4)	Foster a values-based culture focused on diversity, inclusivity, well-being and positive staff engagement.

5)	Develop a total reward approach which is valued by staff and facilitates organizational objectives.

6)	Provide excellent core HR, professional development and health and safety services across all business areas to enable the effective operation of the organization.

Our recruitment strategy is based on identifying top talent, predominantly via existing networks and referrals, and offering competitive remuneration packages that combine salary, benefits and equity. As we move forward our recruitment strategy will expand to wider platforms allowing outreach to a wider audience. In the immediate future, we will use an outsourced human resources firm, and as we grow, within 2023, embed a human resources function into the Company. We intend to apply a wide range of retention initiatives that include rewarding high-performance and opening opportunities for progression and career development. Identification of high-performing talent will be linked to succession planning and development of the future-workforce will be embedded in employee professional development schemes.

We are setting clear standards with respect to generating an open and transparent working environment in which everyone has a voice. This will invoke effective personal development discussions and provide the opportunity to conduct performance reviews supported by transparent data and open conversation.

We are dedicated to embedding Diversity, Equity and Inclusion (DE&I) as an important part of developing our culture through delivery of innovative initiatives and internal workshops, ensuring that DE&I policies touch on all aspects of the Company from recruitment practices to company behavior/operating frameworks. These policies will also be reviewed periodically as required and updated accordingly.

Moving forward we intend to deliver a total reward strategy which appropriately supports achievement of organizational aims and priorities, and will help position us as an employer of choice which employees value and understand. This will undergo periodical review to ensure we are able to attract and retain top talent in a financially sustainable way.

All of our human resource initiatives will be supported by key performance indicators to monitor their effectiveness and gain insight into gaps that can be addressed quickly and ensure our overall human resource strategy is adapted as required and maintained to a high degree.

Markets and Industries

We’re seeking to create a more robust and sustainable approach to waste stream management for our customers. The drivers that are facilitating adoption of our technology include but are not limited to: population growth and urbanization, increasing quantity/complexity of waste streams, climate change, carbon economics, resource scarcity, corporate sustainability targets, commodity prices, energy security and tightening regulations. The AirSCWO™ technology is designed to address those key market drivers and provides a complete, compact, energy efficient, and decentralized solution able to treat a broad range of waste.

The AirSCWO™ technology can treat diverse waste streams across different industries and market segments. We believe our technology provides a unique value proposition that will support its adoption across various markets, including, but not limited to:

•	Generating value from waste by recovering clean energy in the form of heat, water, and minerals;
•

Providing a highly energy efficient, compact and sustainable waste treatment option that we believe can deliver unprecedented elimination of many environmentally persistent pollutants, e.g., PFAS, 1,4 Dioxane, microplastics, pharmaceuticals and personal care products (PPCPs), and other contaminants of emerging concern (CECs);

•	Treating waste at the source thereby eliminating haulage and transportation needs and reducing greenhouse gas (GHG) emissions; and
•	Offsetting methane emissions by offering a solution to waste that does not form methane as a byproduct.

One of our key markets is sludge treatment, which includes both municipal and industrial wastes. Sludge is the semi-solid by-product obtained from the treatment of residential and commercial (i.e., municipal) or industrial wastewater. Municipal sludge is typically treated in large biological treatment processes that allow for the wastewater to reside for extended periods in an air or oxygen rich environment (aerobic digestion or anaerobic digestion) that promotes biological breakdown of organic solids. This process generates a final residue known as biosolids, as it mainly consists of biological bacteria. Sludge and biosolids management are a key part of any wastewater treatment process. Those high strength streams are prime for the AirSCWO™ technology since they contain significant calorific content that can be treated effectively and self-propel the oxidation process.

The global demand for municipal and industrial sludge treatment is expected to generate revenue of above $9.0 billion by the end of 2026, growing at a Compound Annual Growth Rate (CAGR) of around 5.7% between 2020 and 2026 (Research and Markets Report, August 2020). Growing populations and economic advancement have resulted in increased volumes of sludge, which drives the market for municipal and industrial sludge treatment.

The municipal sludge market is expected to drive the near-term growth of the Company’s revenue because of increasing disposal costs, and future regulation on organic CECs (e.g PFAS, Microplastics, Pharmaceuticals). We are also targeting additional high value markets that we expect will contribute to the Company’s revenue and thereby help fuel our growth plans. Table 1 below shows near-term target markets, their subsegments, and the relevant applications associated with those markets.

Table1: Representative target markets, their subsegments and applications

Key Markets	Subsegments	Applications
Industrial: manufacturing	Chemical, Pharmaceutical, Semiconductor, Food & Beverage	Hazardous and non-hazardous wastes, recalcitrant(1) organics, microplastics, PPCPs(2), CECs(3) and PFAS.
Municipal	Utilities Landfills	Sludge and biosolids, Landfill leachate(4)
Defense	Military Bases Government owned manufacturing facilities	Fuel and oil residuals, rinsates(5), AFFF(6) (PFAS)
Oil and Gas	Exploration, Extraction/Offshore & Onshore Petroleum refining	Concentrated waste streams, rinsates(5), AFFF (6)(PFAS), petroleum refining by-products
Agricultural	Farms, Slaughterhouses, Poultry houses	Manure, concentrated waste streams
Waste Management	Recycling Centers Incinerators Landfills	Landfill leachate(4), food waste, waste oils; Fats, Oil & Greases (FOG), hazardous and non-hazardous organic waste.
Sanitation Projects in developing countries	Regional centralized facilities, decentralized treatment facilities (villages, schools)	Municipal sludge and biosolids, mixed wastes
Environmental remediation and compliance	Contaminated site clean-up Wastewater treatment	Hazardous and non-hazardous wastes, recalcitrant(1) organics, CECs(3) and PFAS

__________

(1)	Resistant to chemical decomposition; decomposing extremely slowly
(2)	Pharmaceuticals and Personal Care Products
(3)	Contaminants of Emerging Concern
(4)	Water that has percolated through a solid and leached out some of the constituents
(5)	Containing low concentrations of contaminants, resulting from the cleaning of containers, etc.
(6)	Aqueous Film Forming Foam

The markets shown represent multi billions in Total Addressable Market (TAM) value, with typical 5-year CAGRs of between 5%-8%.

Strategy

The execution of our growth strategy includes a blend of opportunities:

Growth Initiatives

We have sold our first commercial unit to a public agency responsible for 2.6 million people in Southern California. The AirSCWO 6 system, expected to be installed in the 2nd quarter of 2023, is capable of processing six (6) wet tonne per day (WMT/d) of wastewater in a 40-foot standard shipping container. We expect to receive several additional purchase orders for our systems. Additionally, we are finalizing the design of larger capacity systems to process thirty (30) WMT/d (AirSCWO 30) and later on two hundred (200) WMT/d (AirSCWO 200), respectively. We anticipate initial sales of our thirty (30) tonne system within the next twelve months.

We intend for the Company’s growth over the next two years to be predominantly driven by sales of AirSCWO™ systems in the identified key markets, which we hope will lead to customer base expansion, and ultimately, with the municipal market expected to generate a significant portion of the Company’s revenue. Our initial geographical focus will be North America and EMEA (to include Europe, the Middle East and Africa). Our business model includes direct sales to end-users and indirect sales via channel partners. In some markets, we believe revenue will be generated from a mix of capital equipment sales and a Service Agreement (SA), which is a paid service for waste treatment pursuant to long-term contracts. The latter will be offered through a separate financing division that we are targeting to establish in 2023 and will initially be deployed via direct end-user engagement. The financing systems to be sold via SAs will lower barriers to entry in our key markets and facilitate more rapid expansion of our client base. Examples of models to be used can include, but are not limited to: Build-Operate-Transfer (BOT) and Build-Own-Operate-Transfer (BOOT), depending on clients’ preferences and limitations. We envisage that in some cases, public private partnerships (PPPs) will be established, particularly when selling to public utilities and addressing projects in developing geographies.

In addition, during the next two to three years, we are planning to conduct further product development and expand our product portfolio, which we believe will facilitate entry into new market subsegments where particularly complex waste streams require treatment. This is most relevant to some industrial manufacturing, defense, and waste management applications. Our intention is to maintain a research and development budget sufficient to attain this goal.

Third Party Growth Initiatives

As an early-stage growth company with what we believe to be a highly differentiated technology platform, we expect to leverage strategic partnerships with larger companies that offer environmental services or execute on targeting various end markets. We are currently engaging with potential strategic partners in a variety of markets.

Intellectual Property

We have designed an intellectual property strategy to ensure we maintain a competitive edge. As of December 31, 2022, we have three pending U.S. non-provisional applications and three pending Patent Cooperation Treaty (PCT) applications that cover crucial process operational aspects and improvements in system efficiencies and performance, including a next generation AirSCWO™ system for high strength waste stream treatment.

Collaborations with Strategic Partners

We have an exclusive manufacturing agreement in place with Merrell Bros., Inc., which is based in Kokomo, Indiana, and is a nationwide biosolids management company helping municipalities, industries and agricultural operations successfully manage and recycle biosolids. We have also entered into an agreement with Merrell Bros., Inc. where they also serve as a channel partner to facilitate our market penetration and expansion plans in the US by opening up their existing client base. We believe the Company has the facilities and capability to rapidly ramp-up manufacturing volumes and also support system modifications and deployment as required per market and clients. We expect Merrell Bros., Inc. to be a valuable resource as an additional sales channel for our AirSCWO™ systems which will continue to spur overall growth of the Company.

We have a Sponsored Partnership Agreement with Duke University that provides access to Duke’s world-class research capabilities, building on our own R&D expertise and strengthening our core development activities when needed.

We also are working with Environmental Services Company, LTD. (ESC), which is based in Israel, to act as our channel partner for treating industrial waste streams in Israel. ESC has an established reputation for its unique knowledge, regulatory and physical infrastructure, and a variety of halogenated organic wastes required for the R&D effort. ESC is expected to provide the Company with access to new markets in the Middle-East that are more closely focused toward hazardous material treatment.

Marketing

Our marketing approach is multi-pronged with three areas of focus: development of information, education of end users, and thought leadership. We believe this approach is appropriate because business purchase decisions are based on bottom-line revenue impact and, increasingly, the environmental impact of its decisions. Return on investment (ROI) is a primary focus for corporate decision makers. The AirSCWO™ technology offers a waste treatment for the modern era and a versatile treatment tool that could address future regulation and improve resiliency.

We conduct marketing campaigns aimed at any individual(s) with control or influence on purchasing decisions. This can encompass a wide variety of titles and functions, from entry- level end-users all the way up to the C-suite.

Government Regulations

Our operations and AirSCWO™ units may be subject to various United States federal, state and local and, in the case of our Israel operations, Israeli laws and regulations and requirements governing the protection of the environment, public health and safety, and other matters. For example, the construction and operation of our AirSCWO™ units may require obtaining air permits from various states or, alternatively, obtaining a formal determination from a state that a permit is not required. We may also be required to obtain state and local treatment works approval to install our AirSCWO™ units if a unit is connected to a system which is permitted pursuant to the United States National Pollutant Discharge Elimination Systems Act (NPDES). In the event our AirSCWO™ units are used to treat metals, the resulting mineral stream may constitute heavy metals under the United States Resource Conservation and Recovery Act (the “RCRA”) and require separation and regulated disposal if such heavy metals were deemed to be hazardous waste under the RCRA. If the operators of our AirSCWO™ units are treating hazardous waste, such operators may be required to obtain special hazardous waste technician training. Additionally, we are currently evaluating whether our AirSCWO™ units may be regulated pursuant to the United States Occupational Safety and Health Act and thereby be subject to inspections thereunder. We intend that our operations and AirSCWO™ units will be in material compliance with, and in many cases surpass, minimum standards required by applicable laws and regulations.

Corporate Information

374Water Inc. (the “Company”, “374Water”, “We”, or “Our”) is a Delaware corporation which was formed in September 2005 as PowerVerde, Inc At that time, the Company was focused on developing, commercializing and marketing a series of unique electric generating power systems designed to produce electrical power with zero emissions or waste byproducts, based on a pressure-driven expander motor and related organic rankine cycle technology.

On April 16, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger”) with 374Water Inc., a privately held company based in Durham, North Carolina, (“374Water Private Company”) and 374Water Acquisition Corp., a newly-formed wholly-owned subsidiary of PowerVerde.

Following the Merger, 374Water offers a disruptive technology that transforms all wet wastes such as sewage sludge, biosolids, food waste, hazardous and non-hazardous waste, and forever chemicals (e.g., PFAS, PFOS and AFFF) into recoverable resources by focusing on waste as a valuable resource for water, energy, and minerals. We are pioneers in a new era of waste management that supports a circular economy and enables organizations to achieve their environment, social, and governance (ESG) goals. Our vision is a world without waste and our mission is to help create and preserve a clean and healthy environment that sustains life.

Our principal executive offices are located at 701 W. Main Street, Suite 410, Durham, North Carolina 27701, telephone number (919) 888-8194. Our website address is www.374water.com.

Implications of Being an Emerging Growth Company and a Smaller Reporting Company

We qualify as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”) enacted in April 2012. An emerging growth company may take advantage of exemptions from some of the reporting requirements that are otherwise applicable to public companies. These exemptions include:

•

Being permitted to present only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K;

•	Not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”);

•	Reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and

•	Exemptions from the requirements to hold a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We may take advantage of these provisions until the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to a registration statement declared effective by the Securities and Exchange Commission (the “SEC”). However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenue exceeds $1.235 billion, or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. We have elected not to take advantage of the benefits of this exemption and our election is irrevocable. Therefore, we will not be able to take advantage of this exemption at any time in the future.

Finally, we are a “smaller reporting company” (and may continue to qualify as such even after we no longer qualify as an emerging growth company) and, accordingly, may provide public disclosure that differs from larger public companies. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

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

ITEM 1A. RISK FACTORS.

Risks Related to Our Business and General Economic Conditions

A sustainable market for our products may never develop or may take longer to develop than we anticipate which would adversely affect our results of operations. Our products represent an emerging market, and we do not know whether our targeted customers will accept our technology or will purchase our products in sufficient quantities to allow our business to grow. To succeed, demand for our products must increase significantly in existing markets, and there must be strong demand for products that we introduce in the future.

We have a limited operating history with no material revenues.

Our limited operating history makes evaluating the business and future prospects difficult and may increase the risk of your investment. We have yet to generate material revenues from our business and we have not yet produced commercially viable systems. Currently, the only working version of our system is a demonstration unit that operated on the campus of Duke University from 2015 and until 2022 when the unit was purchased by 374Water and relocated to Kokomo, IN. Therefore, the commercial value of our systems is uncertain. There can be no assurance that we will ever generate significant revenues or become profitable. Further, we are subject to all the risks inherent in a new business including, but not limited to: intense competition; lack of sufficient capital; loss of protection of proprietary technology and trade secrets; difficulties in commercializing our products, managing growth and hiring and retaining key employees; adverse changes in costs and general business and economic conditions; and the need to achieve product acceptance, to enter and develop new markets and to develop and maintain successful relationships with customers, third party suppliers and contractors.

Our success is dependent on the services of our key management and personnel.

Our success will depend in large part upon the skill and efforts of our key personnel hired or who may be hired, particularly our two founders, Yaacov (Kobe) Nagar and Professor Marc Deshusses. Loss of any such personnel, whether due to resignation, illness, death, disability or otherwise, could have a material adverse effect on our business. We are substantially dependent on the continued service of our existing personnel because of the complexity of our services and technologies. Following the April 2021 Merger with PowerVerde, Inc., Professor Deshusses has retained his position at Duke. We will need to retain appropriate personnel in key management and technical roles for 374Water to be successful. There can be no assurance that we will be able to do so.

Our management team may not be able to successfully implement our business strategies.

If our management team is unable to execute on its business strategies, then our development, including the establishment of revenues and our sales and marketing activities would be materially and adversely affected. In addition, we may encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by any future growth. We may seek to augment or replace members of our management team or we may lose key members of our management team, and we may not be able to attract new management talent with sufficient skill and experience.

Our ability to generate revenue will depend in part on government contracts.

We expect to derive a significant portion of our future revenues directly or indirectly from government agencies. The funding of government programs could be reduced or eliminated due to numerous factors, including geopolitical events and macroeconomic conditions that are beyond our control. Reduction or elimination of government spending under our contracts would imperil the sales of our products and may cause a negative effect on our revenues, results of operations, cash flow and financial condition.

Significant disruptions of our information technology systems or breaches of our data security could adversely affect our business.

A significant invasion, interruption, destruction or breakdown of our information technology systems and/or infrastructure by persons with authorized or unauthorized access could negatively impact our business and operations. We could also experience business interruption, information theft and/or reputational damage from cyberattacks, which may compromise our systems and lead to data leakage either internally or at our third-party providers. Our systems have been, and are expected to continue to be, the target of malware and other cyberattacks.  Although we have invested in measures to reduce these risks, we cannot assure that these measures will be successful in preventing compromise and/or disruption of our information technology systems and related data.

We may be unable to obtain required licenses from third parties for product development.

We may be required to obtain licenses to patents or other proprietary rights from third parties. If we do not obtain required licenses, we could encounter delays in product development or find that the development, manufacture or sale of products requiring these licenses could be prevented in the U.S. or abroad.

We face other risks in our expected international sales.

We expect to derive a portion of our revenues ultimately from international sales. Changes in international, political, economic or geographic events could cause significant reductions in our revenues, which could harm our business, financial condition and results of operations. Some of the risks of doing business internationally include imposition of tariffs and other trade barriers and restrictions, political and economic instability in the countries of our customers and suppliers, changes in diplomatic and trade relationships and increasing instances of terrorism worldwide.

If we fail to manage growth or to prepare for product scalability effectively, it could have an adverse effect on our employee efficiency, product quality, working capital levels and results of operations.

Any significant growth in the market for our products or our entry into new markets may require an expansion of our employee base for managerial, operational, financial, and other purposes. During any period of growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees. Aside from increased difficulties in the management of human resources, we may also encounter working capital issues, as we will need increased liquidity to finance the development of new products, and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and controls. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability. We cannot assure investors that we will be able to timely and effectively meet that demand and maintain the quality standards required by our existing and potential customers.

We may be adversely affected by the effects of inflation.

Inflation has the potential to adversely affect our business, results of operations, financial position and liquidity by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has the potential to result in higher interest rates and capital costs, supply shortages, increased costs of labor and other similar effects. As a result of inflation, we have experienced and may continue to experience, increases in our costs associated with operating our business including labor, equipment and other inputs. Although we may take measures to mitigate the impact of this inflation through pricing actions and efficiency gains, if these measures are not effective our business, results of operations, financial position and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred.

We face competition in our industry, and we may be unable to attract customers and maintain a viable business.

The markets for our products and services are highly competitive, with companies offering a variety of competitive products and services. We expect competition in our markets to intensify in the future as new and existing competitors introduce new or enhanced products and services that are potentially more competitive than our products and services. Our principal direct competitors in the SCWO field are General Atomic (US) and SCFI (Ireland). Several other technologies are in competition with SCWO, depending on the market sector including: anaerobic digestion, landfilling, drying and incineration, lagoon and spray-fields, lime stabilization, and others. We believe that our systems will prove much more economical with higher treatment efficiency and lower operating costs; however, there can be no assurance that we will be able to successfully compete with General Atomics, SCFI or any other competitor. Our competitors may prove more successful in offering similar systems and/or may offer alternative systems which prove to be more popular with potential customers than our system.

We believe many of our competitors and potential competitors have significant competitive advantages, including longer operating histories, ability to leverage their sales efforts and marketing expenditures across a broader portfolio of products and services, larger and broader customer bases, more established relationships with a larger number of suppliers, contract manufacturers, and channel partners, greater brand recognition, and greater financial, research and development, marketing, distribution, and other resources than we do and the ability to offer financing for projects. Our competitors and potential competitors may also be able to develop products or services that are equal or superior to ours, achieve greater market acceptance of their products and services, and increase sales by utilizing different distribution channels than we do. Some of our competitors may aggressively discount their products and services in order to gain market share, which could result in pricing pressures, reduced profit margins, lost market share, or a failure to grow market share for us. If we are not able to compete effectively against our current or potential competitors, our prospects, operating results, and financial condition could be adversely affected.

Our ability to commercialize our systems and grow and achieve profitability in accordance with our business plan will depend on our ability to satisfy our customers and withstand increasing competition by providing superior waste treatment at reasonable cost. There can be no assurance that we will be able to achieve or maintain a successful competitive position.

Our ability to treat hazardous wastes on a commercially viable basis is unproven, which could have a detrimental effect on our ability to generate or sustain revenues.

The technologies we use to treat sludge, biosolids and wastewater, have never been utilized on a full-scale commercial basis. Our AirSCWO™ technology remains in a research and development status. All of the tests conducted to date by us with respect to the technology have been performed in a limited scale or small commercial scale environment and the same or similar results may not be obtainable at competitive costs on a large-scale commercial basis. We have never employed our technology under the conditions or in the volumes that will be required for us to be profitable and cannot predict all of the difficulties that may arise. Accordingly, our technology may not perform successfully on a commercial basis and may never generate any revenues or be profitable.

We are required to obtain permits in different areas of the world in order to utilize our products in such regions. Our need to apply for and receive permits could substantially limit our ability to operate and grow our business.

Our ability to continue with our current scope of operations and expand our operations and business across the globe is subject, in certain cases, to our receiving a permit for different purposes, including the use of land. It may be difficult to receive the required permits, which may require our management team to divert its attention from other aspects of our business, or it may be more capital intensive or a more time-consuming process than expected to receive permits, either of which could increase costs and delay the launch of our products. In addition, permitting and execution processes may be delayed due to the ongoing COVID19 pandemic. Furthermore, if we do not comply with the requirements set forth in the permits we receive, we could lose the granted permits or not receive them at all. Should any of these events occur it could have a material adverse effect on our business and reputation, results of operations and financial position.

We may be involved in litigation matters or other legal proceedings that are expensive and time consuming.

We may become involved in litigation matters, including class action lawsuits and lawsuits relating to intellectual property and product liability. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation, loss of rights, or adverse changes to our offerings or business practices. Any of these results could adversely affect our business. In addition, defending claims is costly and can impose a significant burden on our management.

Moreover, in the past companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could seriously hurt our business. Any adverse determination in litigation could also subject us to significant liabilities.

Developments in, and compliance with, current and future environmental and climate change laws and regulations could impact our business, financial condition or results of operations.

Our business, operations, and product and service offerings are subject to and affected by many federal, state, local and foreign environmental laws and regulations, including those enacted in response to climate change concerns.

Increasing public and governmental awareness and concern regarding the effects of climate change has led to significant legislative and regulatory efforts to limit greenhouse gas emissions and will likely result in further environmental and climate change laws and regulations. Compliance with existing laws and regulations currently requires, and compliance with future laws is expected to continue to require, increasing operating and capital expenditures, including with respect to the design or re-design of our products in order to conform to changing environmental standards and regulations, which could impact our business, financial condition and results of operations. Furthermore, environmental laws and regulations may authorize substantial fines and criminal sanctions as well as facility shutdowns to address violations, and may require the installation of costly pollution control equipment or operational changes to limit emissions or discharges. We also incur, and expect to continue to incur, costs to comply with current environmental laws and regulations. Developments such as the adoption of new environmental laws and regulations, stricter enforcement of existing laws and regulations, violations by us of such laws and regulations, discovery of previously unknown or more extensive contamination, litigation involving environmental impacts, our inability to recover costs associated with any such developments, or financial insolvency of other responsible parties could in the future have a material adverse effect on our financial condition and results of operations.

If we become subject to claims relating to handling, storage, release or disposal of hazardous materials, we could incur significant cost and time to comply.

Our business activities, including our manufacturing processes and waste recycling and treatment processes, currently involve the use, treatment, storage, transfer, handling and/or disposal of hazardous materials, chemicals and wastes. These activities create a risk of significant environmental liabilities and reputational damage. Under applicable environmental laws and regulations, we could be strictly, jointly and severally liable for releases of regulated substances by us at our current or former properties or the properties of others or by other businesses that previously owned or used our current or former properties, including if such releases result in contamination of air, water or soil, or cause harm to individuals. We could also be liable or incur reputational damage if we merely generate hazardous materials or wastes, or arrange for their transportation, disposal or treatment, or we transport such materials, and they are subsequently released or cause harm.

Our business activities also create a risk of contamination or injury to our employees, customers or third parties, from the use, treatment, storage, transfer, handling and/or disposal of these materials.

In the event that our business activities result in environmental liabilities, such as those described above, we could incur significant costs or reputational damage in connection with the investigation and remediation of environmental contamination, and we could be liable for any resulting damages including natural resource damages. Such liabilities could exceed our available cash or any applicable insurance coverage we may have. Additionally, we are subject to, on an ongoing basis, federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations may become significant and could have a material adverse effect on our business, financial condition, results of operations or prospects.

Further, we may incur costs to defend our position even if we are not liable for consequences arising out of a release of or exposure to a hazardous substance or waste, or other environmental damage. Our insurance policies may not be sufficient to cover the costs of such claims.

Failure to effectively treat emerging contaminants could result in material liabilities.

A number of emerging contaminants might be found in water that we treat, including PFAS, 1.4- dioxane, dinitrotoluene, perchlorate, in addition to other pathogens and hazardous substances that have the potential to cause any number of illnesses, including cholera, typhoid fever, cancer, giardiasis, cryptosporidiosis, amoebiasis and free-living amoebic infections. There is a risk that workers are exposed to these contaminants and pathogens before material is treated, the unit is not operated property and the waste is not fully treated during the process, or there is a malfunction and waste is not property treated creating a risk of third-party exposure to contaminants in byproducts that are generated. The potential impact of a failure to treat is difficult to predict and could lead to an increased risk of exposure to property damage, natural resource damage, personal injury or even product liability claims, increased scrutiny by federal and state regulatory agencies and negative publicity. Further, an outbreak of disease in any one of the municipal markets we serve could result in a widespread loss of customers across other such markets.

Wastewater operations entail significant risks that may impose significant costs.

Wastewater treatment involves various unique risks. If our treatment systems fail or do not operate properly, or if there is a spill, untreated or partially treated wastewater could discharge onto property or into nearby streams and rivers, causing various damages and injuries, including environmental damage. Liabilities resulting from such damages and injuries could materially adversely affect our business, financial condition, results of operations or prospects.

These risks could be increased by the potential physical impacts of climate change on our operations. The physical impacts of climate change are highly uncertain and would vary depending on geographical location, but could include changing temperatures, water shortages, changes in weather and rainfall patterns and changing storm patterns and intensities. Many climate change predictions, if true, present several potential challenges to water and wastewater service providers, such as increased precipitation and flooding, potential degradation of water quality and changes in demand for water services.

We may incur liabilities to customers as a result of warranty claims or failure to meet performance guarantees, which could reduce our profitability.

Although not currently part of our sales agreements, we anticipate that our customers will require product warranties as to the proper operation and conformance to specifications of the products we manufacture or install and performance guarantees as to any effluent produced by our equipment and services. Failure of our products to operate properly or to meet specifications of our customers or our failure to meet our performance guarantees may increase costs by requiring additional engineering resources and services, replacement of parts and equipment and frequent replacement of consumables or monetary reimbursement to a customer or could otherwise result in liability to our customers. There are significant uncertainties and judgments involved in estimating warranty and performance guarantee obligations, including changing product designs, differences in customer installation processes and failure to identify or disclaim certain variables in a customer’s influent. To the extent that we incur substantial warranty or performance guarantee claims in any period, our reputation, earnings and ability to obtain future business could be materially adversely affected.

We enter into various contracts in the normal course of our business, some or all of which may require us to indemnify the other party to the contract. In the event we have to perform under these indemnification provisions, it could have an adverse effect on our business, financial condition and results of operations.

In the normal course of business, we may enter into agreements that contain indemnification provisions which require us to indemnify the other parties against adverse events occurring as a result of our operations. Should our obligation under an indemnification provision exceed applicable insurance coverage or if we were denied insurance coverage, our business, financial condition and results of operations could be adversely affected. Similarly, if we are relying on a third party to indemnify us and the party is denied insurance coverage, or the indemnification obligation exceeds the applicable insurance coverage and does not have other assets available to indemnify us, our business, financial condition and results of operations could be adversely affected.

Our operations will be subject to multiple layers of complex environmental health and safety regulation

We are and will be subject to federal, state, local and foreign laws and regulations governing the use, storage, handling and disposal of hazardous and non-hazardous waste materials. The cost of compliance with these laws and regulations may become significant and could have a material adverse effect on our business, financial condition, results of operations or prospects. Furthermore, environmental laws and regulations may authorize substantial fines and criminal sanctions as well as facility shutdowns to address violations and may require the installation of costly pollution control equipment or operational changes to limit emissions or discharges.

We also incur, and expect to continue to incur, costs to comply with current environmental laws and regulations. Developments such as the adoption of new environmental laws and regulations, stricter enforcement of existing laws and regulations, violations by us of such laws and regulations, discovery of previously unknown or more extensive contamination, litigation involving environmental impacts, our inability to recover costs associated with any such developments, or financial insolvency of other responsible parties could in the future have a material adverse effect on our financial condition and results of operations.

Developments in, and compliance with, current and future climate change laws and regulations could impact our business, financial condition or results of operations.

Our business, operations, and product and service offerings are subject to and affected by many federal, state, local and foreign environmental laws and regulations, including those enacted in response to climate change concerns.

Increasing public and governmental awareness and concern regarding the effects of climate change has led to significant legislative and regulatory efforts to limit greenhouse gas emissions and will likely result in further environmental and climate change laws and regulations. Compliance with existing laws and regulations currently requires, and compliance with future laws is expected to continue to require, increasing operating and capital expenditures, including with respect to the design or re-design of our products in order to conform to changing environmental standards and regulations, which could impact our business, financial condition and results of operations.

Our insurance may not provide adequate coverage.

Although we maintain general and product liability, property and commercial insurance coverage, which we consider prudent, there can be no assurance that such insurance will prove adequate in the event of actual casualty losses or broader calamities such as terrorist attacks, earthquakes, financial crises, economic depressions or other catastrophic events, which are either uninsurable or not economically insurable. Any such losses could have a material adverse effect on the performance of our systems.

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

Product and services liability suits, whether or not meritorious, could be brought against us. These suits could result in expensive and time-consuming litigation, payment of substantial damages and an increase in our insurance rates.

If any of our current or future products and services that we make or sell (including items that we source from third parties) are defectively designed or manufactured, contain defective components, are misused, have safety or quality issues, have inadequate operating guidelines, malfunctions or if someone claims any of the foregoing, whether or not meritorious, we may become subject to substantial and costly litigation. Misuse of our products by us or other operating parties or services or failing to adhere to the operating guidelines could cause significant harm to the public and the environment. The foregoing events could lead to recalls or safety alerts, result in the removal of a product or service from the market and result in product liability or similar claims being brought against us.

Any product liability claims brought against us could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us. While we maintain product liability insurance, we may not have sufficient insurance coverage for all future claims. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, could harm our reputation in the industry and could reduce revenue, if any. Product and services liability claims in excess of our insurance coverage would be paid out of cash reserves, harming our financial condition and adversely affecting our results of operations.

In addition, if we expand into additional geographic markets, we may then be exposed to different and changing regulations regarding, for example, environmental impact and damages, which entail risks for compensation obligation, which may mean that we would need to update our existing insurance policy or obtain additional policies for specific geographical markets. If we do not have sufficient insurance coverage or the cost of obtaining the appropriate insurance coverage is costly, this could have a material adverse effect on our business, results of operations and financial position.

Our products may be displaced by newer technology.

The alternative power industry is undergoing rapid and significant technological change. Third parties may succeed in developing or marketing technologies and products that are more effective than those developed or marketed by us, or that would make our technology obsolete or non-competitive. Accordingly, our success will depend, in part, on our ability to respond quickly to technological changes. We may not have the resources to do this.

Natural disasters and other catastrophic events beyond our control could adversely affect our business operations and financial performance.

The occurrence of one or more natural disasters, such as fires, hurricanes, tornados, tsunamis, floods and earthquakes; geo-political events, such as civil unrest in a country in which our suppliers are located or terrorist or military activities disrupting transportation, communication or utility systems; or other highly disruptive events, such as nuclear accidents, pandemics, unusual weather conditions or cyber-attacks, could adversely affect our operations and financial performance. Such events could result, among other things, in operational disruptions, physical damage to or destruction or disruption of one or more of our properties or properties used by third parties in connection with the supply of products or services to us, the lack of an adequate workforce in parts or all of our operations and communications and transportation disruptions. These factors could also cause consumer confidence and spending to decrease or result in increased volatility in the United States and global financial markets and economy. Such occurrences could have a material adverse effect on us and could also have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage.

Risks Related to Our Financial Position and Capital Requirements

Our financial results depend on successful project execution and may be adversely affected by cost overruns, failure to meet customer schedules or other execution issues.

A portion of our revenue is derived from large projects that are technically complex and may occur over multiple years. These projects are subject to a number of significant risks, including project delays, cost overruns, changes in scope, unanticipated site conditions, design and engineering issues, incorrect cost assumptions, increases in the cost of materials and labor, safety hazards, third party performance issues, weather issues and changes in laws or permitting requirements. If we are unable to manage these risks, we may incur higher costs, liquidated damages and other liabilities to our customers, which may decrease our profitability and harm our reputation. Our continued growth will depend in part on executing a higher volume of large projects, which will require us to expand and retain our project management and execution personnel and resources.

We have inadequate capital and need for additional financing to accomplish our business and strategic plans. Terms of subsequent financing, if any, may adversely impact your investment.

We will need to promptly raise substantial additional funds. Without such additional funds, we may have to cease operations or scale back our activities. Our ultimate success may depend on our ability to raise additional capital. In the absence of additional financing or significant revenues and profits, we will have to approach our business plan from a much different and much more restricted direction, attempting to secure additional funding sources to fund our growth, borrowing money from lenders or elsewhere or to take other actions to attempt to provide funding.

We may have to engage in common equity, debt, or preferred stock financings in the future. Your rights and the value of your investment in the common stock could be reduced by the dilution caused by future equity issuances. Interest on debt securities could increase costs and negatively impact operating results. In the event we are permitted to issue preferred stock pursuant to the terms of our articles of incorporation, preferred stock could be issued in series from time to time with such designation, rights, preferences, and limitations as needed to raise capital. The terms of preferred stock would be more advantageous to those investors than to the holders of common stock. In addition, if we need to raise more equity capital from the sale of common stock, institutional or other investors may negotiate terms possibly less favorable to us, and thereby adversely impact your investment.

Undetected problems in our products could impair our financial results and give rise to potential product liability claims.

If there are defects in the design, production or testing of our products and systems, we could face substantial repair, replacement or service costs, potential liability and damage to our reputation. Defects or malfunctioning of our products, if they were to occur, would likely result in significant damage and loss of life. We may not be able to obtain product liability or other insurance to fully cover such risks, and our efforts to implement appropriate design, testing and manufacturing processes for our products or systems may not be sufficient to prevent such occurrences, which could have a material adverse effect on our business, results of operations and financial condition.

Potential product liability claims could adversely affect our future earnings and financial condition.

We face an inherent business risk of exposure to product liability claims in the event that the use of our products results in adverse effects. We may not be able to maintain adequate levels of insurance for these liabilities at reasonable cost and/or reasonable terms. Excessive insurance costs or uninsured claims would add to our future operating expenses and adversely affect our financial condition.

374Water’s financial condition and results of operations may be negatively affected by public health crises such as the ongoing coronavirus pandemic.

Severe financial market and economic disruptions may occur in response to public health epidemics, and the U.S. and global economies are suffering huge negative impacts as a result of the ongoing coronavirus pandemic. The rapid spread of the coronavirus, and the fear associated with this pandemic, along with the negative impact on economic growth and financial markets generally, may have a material adverse effect on the demand for our SCWO systems in the U.S. and abroad. If our customers and/or sources of financing are adversely affected by the pandemic and the accompanying economic crisis, our financial condition and results of operations could be materially adversely affected. Moreover, our operations and productivity could be negatively impacted if our key personnel and employees are continuously quarantined as the result of exposure to coronavirus or another contagious illness. The extent to which the coronavirus crisis affects us will depend on future developments, which are highly uncertain at this time and cannot be predicted, including new information, which may emerge concerning the severity of the coronavirus, its economic and social impact and the measures taken to contain or treat the coronavirus, among others.

Our research and development expenses may increase in the future.

Our research and development expenses primarily relate to our efforts to increase the output, durability and commercial viability of our technology. The results of such research and development can be unforeseen and undesirable and therefore our forecasted costs related to such research and development are associated with great uncertainty. We expect that our research and development expenses will increase in the future. Unforeseen research and development results could require us to undertake supplementary research and development at significant costs or cause us to pause or stop research and development efforts. A delay or non-existent launch of our technology or an insufficient investment (or overspend on such expenditure) could have a material adverse effect on our business, results of operations and financial position.

Risks Related to Our Intellectual Property

We have limited protection over our trade secrets and know-how.

Although we have entered into confidentiality and invention agreements with our key personnel, there can be no assurance that these agreements will be honored or that we will be able to protect our rights to our non-patented trade secrets and know-how effectively. There can be no assurance that competitors will not independently develop equivalent or superior proprietary information and techniques or otherwise gain access to our trade secrets and know-how.

We may have difficulty in protecting our intellectual property and may incur substantial costs to defend ourselves in patent infringement litigation.

At this time, we rely primarily on a combination of patents, trade secrets, copyright and trademark laws, and confidentiality procedures to protect our proprietary technology, which is our principal asset.

Our ability to compete effectively will depend to a large extent on our success in protecting our proprietary technology, both in the United States and abroad. There can be no assurance that (i) any patents that we apply for will be issued, (ii) we will ever obtain the rights to any patents covering the technology on which our current systems are based, (iii) any patents issued will not be challenged, invalidated, or circumvented, (iv) we will have the financial resources to enforce any such patents or (v) any patent rights granted will provide any competitive advantage. We could incur substantial costs in obtaining patent coverage and defending any patent infringement suits or in asserting our patent rights, including those granted by third parties, and we might not be able to afford such expenditures.

We do not know whether any of our current or future patent applications, if any, will result in the issuance of any patents. Even issued patents may be challenged, invalidated or circumvented. Patents may not provide a competitive advantage or afford protection against competitors with similar technology. Competitors or potential competitors may have filed applications for, or may have received patents and may obtain additional and proprietary rights to compounds or processes used by or competitive with ours. Both the patent application process and the process of managing patent disputes can be time-consuming and expensive. Competitors may be able to design around our patents or develop products which provide outcomes which are comparable or may even be superior to ours.

In the event a competitor infringes upon our intellectual property rights, enforcing those rights may be costly, uncertain, difficult and time consuming. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be expensive and time consuming and could divert our management’s attention. We may not have sufficient resources to enforce our intellectual property rights or to defend our patent rights against a challenge. The failure to obtain patents and/or protect our intellectual property rights could have a material and adverse effect on our business, results of operations and financial condition.

In addition, we have taken steps to protect our intellectual property and proprietary technology, including entering into confidentiality agreements and intellectual property assignment agreements with all of our executive officers, employees, consultants and advisors, however, such agreements may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. Moreover, the following can limit our ability to protect our intellectual property and technology:

•	intellectual property laws in certain jurisdictions may be relatively ineffective;

•	detecting infringements and enforcing proprietary rights may divert management’s attention and company resources;

•	contractual measures such as non-disclosure agreements and confidentiality provisions may afford only limited protection;

•	any patents we may receive will expire, thus providing competitors access to the applicable technology;

•	competitors may independently develop products that are substantially equivalent or superior to our products or circumvent our intellectual property rights; and

•	competitors may register patents in technologies relevant to our business areas;

In addition, various parties may assert infringement claims against us. The cost of defending against infringement claims could be significant, regardless of whether the claims are valid. If we are not successful in defending such claims, we may be prevented from the use or sale of certain of our products, or liable for damages and required to obtain licenses, which may not be available on reasonable terms, any of which may have a material adverse impact on our business, results of operation or financial condition.

We may become subject to claims of infringement or misappropriation of the intellectual property rights of others, which could prohibit us from developing our products, require us to obtain licenses from third parties or to develop non-infringing alternatives and subject us to substantial monetary damages.

Third parties could, in the future, assert infringement or misappropriation claims against us with respect to products we develop. Whether a product infringes a patent or misappropriates other intellectual property involves complex legal and factual issues, the determination of which is often uncertain. Therefore, we cannot be certain that we have not infringed the intellectual property rights of others. Our potential competitors may assert that some aspect of our product infringes their patents. Because patent applications may take years to issue, there also may be applications now pending of which we are unaware that may later result in issued patents upon which our products could infringe. There also may be existing patents or pending patent applications of which we are unaware upon which our products may inadvertently infringe.

Any infringement or misappropriation claim could cause us to incur significant costs, place significant strain on our financial resources, divert management’s attention from our business and harm our reputation. If the relevant patents in such claim were upheld as valid and enforceable and we were found to infringe them, we could be prohibited from selling any product that is found to infringe unless we could obtain licenses to use the technology covered by the patent or are able to design around the patent. We may be unable to obtain such a license on terms acceptable to us, if at all, and we may not be able to redesign our products to avoid infringement. A court could also order us to pay compensatory damages for such infringement, plus prejudgment interest and could, in addition, treble the compensatory damages and award attorney fees. These damages could be substantial and could harm our reputation, business, financial condition and operating results. A court also could enter orders that temporarily, preliminarily or permanently enjoin us and our customers from making, using, or selling products, and could enter an order mandating that we undertake certain remedial activities. Depending on the nature of the relief ordered by the court, we could become liable for additional damages to third parties.

We also employ individuals who were previously employed at other companies in our industry, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of any of our employee’s former employer or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Even if we are issued patents, because the patent positions of our technology are complex and uncertain, we cannot predict the scope and extent of patent protection for our products.

Any patents that may be issued to us will not ensure the protection of our intellectual property for a number of reasons, including without limitation the following:

•	any issued patents may not be broad or strong enough to prevent competition from other products including identical or similar products;

•	if we are not issued patents or if issued patents expire, there would be no protections against competitors making generic equivalents;

•	there may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim;

•	there may be other patents existing in the patent landscape that will affect our freedom to operate;

•	if our patents are challenged, a court or relevant tribunal could determine that they are not valid or enforceable;

•	a court could determine that a competitor’s technology or product does not infringe our patents even if we believe it does;

•	our patents could irretrievably lapse due to failure to pay fees or otherwise comply with regulations, or could be subject to compulsory licensing; and

•	if we encounter delays in our development, the period of time during which we could market our products under patent protection would be reduced.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We may be subject to claims that former employees, collaborators or other third parties have an interest in our patents or other intellectual property as an inventor or co-inventor. For example, we may have inventorship disputes arise from conflicting obligations of consultants or others who are involved in developing our products. Litigation may be necessary to defend against these and other claims challenging inventorship. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

We employ individuals or hire consultants who are employed by or otherwise affiliated with universities and have commitments or obligations under employment agreements, policies, and other contracts with those universities. Failure by these employees and consultants to comply with their commitments or obligations to any university may result in disputes over our intellectual property or technology. The resolution of any dispute that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, which could adversely impact our business.

We may need to depend on certain technologies that are licensed to us. We would not control these technologies and any loss of our rights to them could prevent us from selling our products.

We have entered into license agreements with third parties for certain licensed technologies that are not currently utilized in the systems we market but may be in the future. In addition, we may in the future elect to license third-party intellectual property to further our business objectives and/or as needed for freedom to operate for our systems. We do not and will not own the patents or patent applications that are a subject of these licenses. Our rights to use these technologies and employ the inventions claimed in the licensed patents and patent applications are or will be subject to the continuation of and compliance with the terms of those licenses.

In some cases, we do not or may not control the prosecution, maintenance, or filing of the patents or patent applications to which we hold licenses, or the enforcement of these patents against third parties. As a result, we cannot be certain that drafting or prosecution of the licensed patents and patent applications by the licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights.

Moreover, disputes may arise regarding intellectual property subject to a licensing agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;

•	the extent to which our product candidates, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

•	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and

•	the priority of invention of patented technology.

In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

Risks Related to our Reliance on Third Parties

We depend on a single supplier who is also a significant stockholder of our Company and whose founder is a member of our board of directors. If our relationship with our supplier deteriorates, this could have an adverse impact on our business, results of operations and financial results.

In 2021, we entered into an agreement to fabricate and manufacture the AirSCWO systems with Merrell Bros. Holding Company. As part of the agreement, we appointed Terry Merrell to our board of directors. As of December 31, 2022, Merrell Bros. or their affiliates own stock in excess of 5% of the outstanding common stock. As of December 31, 2022, the Company incurred $1,318,117 in related party expenses related to the manufacturing of the AirSCWO systems. As of December 31, 2022, there is an accounts payable of $559,481 in related party expenses related to the manufacturing of the AirSCWO systems. If our relationship with Merrell Bros. Holding Company deteriorates, this could have an adverse impact on our business, results of operations and financial results.

We depend on a single supplier for manufacturing our proprietary treatment systems. The loss of this supplier or its failure to supply us with the systems on a timely basis, could cause delays in the future availability of our systems and adversely affect our business.

We depend on a single supplier for manufacturing our proprietary treatment systems. We do not have the infrastructure or capability internally to manufacture such systems. Although we have significant lead times to deliver our systems and although alternative suppliers exist for manufacturing the systems, our existing manufacturing process has been designed based on the ability of our supplier to produce our systems, incorporating the functions, limitations, features and specifications that our supplier is capable of producing. We have an agreement in place with this supplier. However, there can be no assurance that the supply of our systems will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. Additionally, we have limited control over the process or timing of the manufacture of our systems by our supplier and cannot ensure that it will deliver to us our systems on time, or at all.

The loss of our ability to manufacture our systems by this supplier could require us to change the design of our manufacturing process based on the functions, limitations, features and specifications of a replacement supplier. In addition, the lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in meeting demand in the event we must switch to a new supplier. The time and effort to qualify a new supplier could result in additional costs, diversion of resources or reduced ability to manufacture our systems on a timely basis, any of which would negatively impact our operating results. Further, we may be unable to enter into agreements with a new supplier on commercially reasonable terms, which could have a material adverse impact on our business. Our dependence on this single supplier exposes us to certain risks, including the following:

•	our supplier may cease or reduce production or deliveries, raise prices or renegotiate terms;
•	we may be unable to locate a suitable replacement on acceptable terms or on a timely basis, if at all;
•

if there is a disruption to our supplier’s operations, and if we are unable to enter into arrangements with alternative suppliers, we will have no other means of manufacturing our systems until they restore their operations or we or they procure alternative manufacturing facilities or sources of supply;

•	delays caused by supply issues may harm our reputation, frustrate our customers and cause them to turn to our competitors for future projects; and
•

our ability to progress our proprietary treatment systems could be materially and adversely impacted if the supplier upon which we rely were to experience a significant business challenge, disruption or failure due to issues such as financial difficulties or bankruptcy, issues relating to other customers such as regulatory or quality compliance issues, or other financial, legal, regulatory, operational or reputational issues.

Moreover, to meet anticipated market demand, our supplier may need to increase manufacturing capacity, which could involve significant challenges. This may require us and our supplier to invest substantial additional funds and hire and retain the technical personnel who have the necessary experience. Neither we nor our supplier may successfully complete any required increase to existing manufacturing capacity in a timely manner, or at all.

Our suppliers may fail to deliver materials and parts according to schedules, prices, quality and volumes that are acceptable to us, or we may be unable to manage these materials and parts effectively.

Our products contain materials and parts purchased globally from hundreds of suppliers, including single-source direct suppliers, which exposes us to potential component shortages or delays. Unexpected changes in business conditions, materials pricing, labor issues, wars such as the current conflict in Ukraine, trade policies, natural disasters, health epidemics such as the global COVID-19 pandemic, trade and shipping disruptions, port congestions and other factors beyond our or our suppliers’ control could also affect these suppliers’ ability to deliver components to us or to remain solvent and operational. Additionally, if our suppliers do not accurately forecast and effectively allocate production or if they are not willing to allocate sufficient production to us, it may reduce our access to components and require us to search for new suppliers. The unavailability of any component or supplier could result in production delays, idle manufacturing facilities, product design changes and loss of access to important technology and tools for producing and supporting our products, as well as impact the capacity of our AirSCWO™ systems. Product design changes by us may also require us to procure additional components in a short amount of time. Our suppliers may not be willing or able to sustainably meet our timelines or our cost, quality and volume needs, or to do so may cost us more, which may require us to replace them with other sources. While we believe that we will be able to secure additional or alternate sources for most of our components, there is no assurance that we will be able to do so quickly or at all.

As we scale production of our AirSCWO™ systems, we will also need to accurately forecast, purchase, warehouse and transport components at high volumes to our manufacturing facilities. If we are unable to accurately match the timing and quantities of component purchases to our actual needs or successfully implement automation, inventory management and other systems to accommodate the increased complexity in our supply chain and parts management, we may incur unexpected production disruption, storage, transportation and write- off costs, which may harm our business and operating results.

Failure by third parties to supply or manufacture components of our products or to deploy our systems timely or properly could adversely affect our business, financial condition and results of operations.

We have been and expect to continue to be highly dependent on third parties to supply and manufacture components of our technology. If, for any reason, our third-party manufacturers or vendors are not willing or able to provide us with components or supplies in a timely fashion, or at all, our ability to manufacture and sell many of our products could be impaired, which, in turn, could have a material adverse effect on our business, results of operations and financial position.

We do not have long-term contracts with all of our third-party suppliers and manufacturers or vendors. Therefore, if we do not develop ongoing relationships with those vendors located in different regions, we may not be successful at controlling unit costs as our manufacturing volume increases. We may not be able to negotiate new arrangements with these third parties on acceptable terms, or at all.

In addition, we rely on third parties, under our oversight, for the deployment and installation of our AirSCWO technology. For example, the manufacture, assembly and installation of the hydraulic, control and automation and electrical sub-systems of our AirSCWO technology are performed by third-party suppliers. The mechanical sub-system is installed (moored) at the relevant project site by third-party engineering service providers. If these third parties do not properly manufacture, assemble, and install our AirSCWO technology and sub-systems, or otherwise do not perform adequately, or if we fail to recruit and retain third parties to deploy our systems in particular geographic areas, our business, financial condition and results of operations could be adversely affected.

Risks Relating to our Common Stock and Capital Structure

The market price of our common stock historically has been highly volatile and is likely to continue to be volatile, and you could lose all or part of your investment.

The market price of our common stock has been volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

•	Effects of the COVID-19 pandemic on our business operations or financial condition;
•	Inability to obtain additional capital;
•	Failure to meet or exceed financial or operational projections we may provide to the public;
•	Failure to meet or exceed the financial or operational projections of the investment community;
•	Significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	Additions or departures of key management personnel;
•	Significant lawsuits, including shareholder litigation;
•	If securities or industry analysts issue an adverse or misleading opinion regarding our common stock;
•	Changes in market valuations of similar companies;
•	General market or macroeconomic conditions;
•	Sales of shares of our common stock by us or our shareholders in the future; and
•	Trading volume of our common stock.

In addition, companies trading in the stock market in general, and on the Nasdaq Capital Market, have experienced extreme price and volume fluctuations, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2022 through December 31, 2022 the closing price of our common stock has ranged between $4.90 and $1.80 per share. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Further, on some occasions, our share price may be, or may be purported to be, subject to “short squeeze” activity. A “short squeeze” is a technical market condition that occurs when the price of a stock increases substantially, forcing market participants who had taken a position that its price would fall (i.e., who had sold the stock “short”), to buy it, which in turn may create a significant, short-term demand for the stock not for fundamental reasons, but rather due to the need for such market participants to acquire the stock in order to forestall the risk of even greater losses. A “short squeeze” condition in the market for a stock can lead to short-term conditions involving very high volatility and trading that may or may not track fundamental valuation models.

In addition, in the past, class action litigation has often been instituted against companies whose securities experienced periods of volatility in market price. Securities litigation brought against us following volatility in the price of our common stock, regardless of the merit or ultimate results of such litigation, could result in substantial costs, which would hurt our financial condition and operating results and divert management’s attention and resources from our business.

The interests of our principal stockholders, officers and directors, who collectively beneficially own approximately 56.43% of our stock, may not coincide with yours and such stockholders will have the ability to control decisions with which you may disagree.

As of December 31, 2022, our principal stockholders, officers and directors beneficially owned approximately 56.43% of our common stock and will continue to own a significant percentage of our common stock even if our current at-the-market offering is successful. As a result, our principal stockholders, officers and directors will have the ability to control matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of the Company and make some future transactions more difficult or impossible without the support of our controlling stockholders. The interests of such stockholders may not coincide with your interests or the interests of other stockholders.

Because we became public by means of a merger, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with us becoming public through a merger. Securities analysts of major brokerage firms and securities institutions may not provide coverage of us because there were no broker-dealers who sold our stock in a public offering that would be incentivized to follow or recommend the purchase of our common stock. The absence of such research coverage could limit investor interest in our common stock, resulting in decreased liquidity. No assurance can be given that established brokerage firms will, in the future, want to cover our securities or conduct any secondary offerings or other financings on our behalf.

We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

The JOBS Act permits “emerging growth companies” like us to rely on some of the reduced disclosure requirements that are already available to smaller reporting companies. As long as we qualify as an emerging growth company or a smaller reporting company, we would be permitted to omit the auditor’s attestation on internal control over financial reporting that would otherwise be required by the Sarbanes -Oxley Act, as described above, and are also exempt from the requirement to submit “say-on-pay”, “say-on-pay frequency” and “say-on-parachute” votes to our stockholders and may avail ourselves of reduced executive compensation disclosure that is already available to smaller reporting companies.

We will cease to be an emerging growth company upon the earliest of (i) the last day of the fiscal year during which we had total annual gross revenues of $1.235 billion (as indexed for inflation); (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to a registration statement declared effective by the SEC; (iii) the date on which we have, during the previous 3- year period, issued more than $1 billion in non-convertible debt; or (iv) the date on which we are deemed to be a ‘large accelerated filer,’ as defined by the SEC, which would generally occur upon our attaining a public float of at least $700 million. Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and could cause our stock price to decline.

We do not intend to pay dividends on our common stock for the foreseeable future, and our indebtedness may limit our ability to pay dividends on our common stock in the future.

We currently intend to retain our future earnings to finance the development and expansion of our business and, therefore, do not intend to pay cash dividends on our common stock for the foreseeable future. The timing, declaration, amount and payment of future dividends to stockholders will fall within the discretion of our board of directors. Our board of directors’ decisions regarding the payment of future dividends will depend on many factors, including our financial condition, earnings, capital requirements of our business and covenants associated with debt obligations, as well as legal requirements, regulatory constraints, industry practice and other factors that our board of directors deem relevant. There can be no assurance that we will pay a dividend in the future or continue to pay any dividend if we do commence paying dividends.

If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud and our business may be harmed and our stock price may be adversely impacted.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and to effectively prevent fraud. Any inability to provide reliable financial reports or to prevent fraud could harm our business. The Sarbanes-Oxley Act requires management to evaluate and assess the effectiveness of our internal controls over financial reporting. In order to comply with the requirements of the Sarbanes-Oxley Act, we are required to continuously evaluate and, where appropriate, enhance our policies, procedures and internal controls. If we fail to maintain the adequacy of our internal controls over financial reporting, we could be subject to litigation or regulatory scrutiny and investors could lose confidence in the accuracy and completeness of our financial reports. We cannot assure you that in the future we will be able to fully comply with the requirements of the Sarbanes- Oxley Act or that management will conclude that our internal control over financial reporting is effective. If we fail to fully comply with the requirements of the Sarbanes-Oxley Act, our business may be harmed and our stock price may decline. Additionally, as long as we remain an “emerging growth company,” we will not be required to have our independent registered public accounting firm formally assess our internal controls over financial reporting.

If securities or industry analysts do not publish research about our business, or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our common stock, to some extent, may at some point depend on the research and reports that securities or industry analysts publish about our business. We do not have any control over these analysts. If one or more of the analysts elect to cover us and downgrade our shares or lower their opinion of our shares, our share price would likely decline. If one or more of these analysts elect to cover us and subsequently cease coverage of the Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Future sales or potential sales of our common stock in the public market could cause our share price to decline.

If the existing holders of our common stock, particularly our directors and officers, sell a large number of shares, they could adversely affect the market price for our common stock. We have an at-the-market equity offering under which we may issue up to $100 million of common stock, which is currently effective and under which we commenced selling shares at the end of January 2023, and which will remain available to us in the future. Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline.

We incur costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public reporting company, we incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act and rules subsequently implemented by the SEC, have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will entail significant legal and financial compliance costs and will make some activities more time consuming and costly. For example, we expect that these rules and regulations may make it difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept low policy limits and coverage.

Provisions in our Amended and Restated Certificate of Incorporation and Bylaws and of Delaware law may prevent or delay an acquisition of the Company, which could decrease the trading price of our common stock.

Several provisions of our Amended and Restated Certificate of Incorporation, Bylaws and Delaware law may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable. These include provisions that:

•

Permit us to issue blank check preferred stock as more fully described under “Description of Our Capital Stock Anti-Takeover Effects of Various Provisions of Delaware Law and Our Amended and Restated Articles of Incorporation and Bylaws”;

•	Require stockholders to follow certain advance notice and disclosure requirements in order to propose business or nominate directors at an annual or special meeting; and
•	Limit our ability to enter into business combination transactions with certain stockholders.

These and other provisions of our Amended and Restated Certificate of Incorporation, Bylaws and Delaware law may discourage, delay or prevent certain types of transactions involving an actual or a threatened acquisition or change in control of us, including unsolicited takeover attempts, even though the transaction may offer our stockholders the opportunity to sell their shares of our common stock at a price above the prevailing market price. See “Description of Our Capital Stock Anti-Takeover Effects of Various Provisions of Delaware Law and Our Amended and Restated Articles of Incorporation and Bylaws” for more information.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

None.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on The Nasdaq Capital Market under the symbol “SCWO”.  The following table sets forth the range of high and low sales prices for the Company stock for the periods indicated.

Period Beginning	Period Ending	High	Low
January 1, 2020	March 31, 2020	$0.25	$0.08
April 1, 2020	June 30, 2020	$0.37	$0.11
July 1, 2020	September 30, 2020	$0.68	$0.25
October 1, 2020	December 31, 2020	$0.95	$0.36
January 1, 2021	March 31, 2021	$0.89	$0.16
April 1, 2021	June 30, 2021	$2.56	$0.45
July 1, 2021	September 30, 2021	$2.44	$1.00
October 1, 2021	December 31, 2021	$2.84	$1.90
January 1, 2022	March 31, 2022	$6.68	$2.67
April 1, 2022	June 30, 2022	$4.39	$2.18
July 1, 2022	September 30, 2022	$4.27	$1.76
October 1, 2022	December 31, 2022	$3.85	$2.50

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

In December 2021, 374Water closed on a private placement of 2,500,000 shares of Common Stock (the “Common Shares”) with a par value of $.0001 and at an exercise price of $2.00 yielding $5,000,000. The private placement proceeds were raised to assist in the Company’s efforts towards meeting Nasdaq uplisting requirements.

Issuer Purchases of Equity Securities

As of December 31, 2022, the Company did not have any purchases of equity securities from stockholders.

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

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All outstanding warrants as of December 31, 2022 and 2021 were classified as equity. The Company utilizes the Black Scholes Model to complete valuation of warrants and uses the inputs for the Black Scholes Model including Risk Free Rate, Dividend yield, stock price, exercise price, term, and volatility. The Company uses other public company comparison for volatility and obtains the risk-free rate from the federal treasury rates based on the term. The Company’s exercise price is obtained from the warrant agreement and the stock price is obtained from the market close on the day of issuance. The Company’s term for the warrants utilizes the simplified method for the calculation of the term.

Intellectual Property

The Company reviews intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses an estimate of the undiscounted cash flows over the remaining life of its long-lived assets, or related group of assets where applicable, in measuring whether the assets to be held and used will be realizable. In the event of impairment, the Company would discount the future cash flows using its then risk adjusted discount rate to estimate the amount of the impairment.

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. The majority of our inventory is raw materials and work in progress. Net realizable value is the value of an asset that can be realized upon the sale of the asset, less a reasonable estimate of the costs associated with either the eventual sale or the disposal of the asset in question. We utilize third-party suppliers to produce our products. Costs associated with fabrication, and other costs associated with the manufacturing of products, are recorded as inventory. We periodically evaluate the carrying value of our inventories in relation to estimated forecasts of product demand, which takes into consideration the life cycle of product releases. When quantities on hand exceed estimated sales forecasts, we perform an analysis to determine if a write-down for such excess inventories is required. Once inventory has been written down, it creates a new cost basis for inventory that is not subsequently written up. Inventories are classified as current assets in accordance with recognized industry practice.

Revenue Recognition

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

The Company’s performance obligations are satisfied over time over the life of the contract. The Company's revenue arrangements consist of a single performance obligation to transfer services. Revenue is recognized over time by measuring the progress toward complete satisfaction of the performance obligation using specific milestones. These milestones within the contract are assigned revenue recognition percentages, based on overall expected cost-plus margin estimates of those milestones compared to the total cost of the contract. Contract revenues are recognized in the proportion that contract costs incurred bear to total estimated costs. This method is used because management considers the input method to be the best available measure of progress on these contracts. Contract costs include all direct material and labor and subcontractor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation. General, selling, and administrative costs are charged to expense as incurred.

We also record as revenue all amounts billed to customers for shipping and handling costs and record the actual shipping costs as a component of cost of revenues. Reimbursements received from customers for out-of-pocket expenses are recorded as revenues, with related costs recorded as cost of revenues. We present revenues net of any taxes collected from customers and remitted to government authorities.

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

The systems are supplied to multiple market verticals, and our revenue model includes both capital equipment sales and long-term service agreements based on throughput and capacity (Waste Purchase Agreements). Our market penetration strategy is combined of direct client and channel partner sales routes, depending on the specific market and territory. In some cases, the systems may be white labeled and sold as part of a broader solution package.

Results of Operations

The following table sets forth, for the periods presented, the consolidated statements of operations data, which is derived from the accompanying consolidated financial statements:

	Year Ended December 31,
	2022	2021	$ Change	% Change
Revenue	$3,015,521	$48,100	$2,967,421	6,169%
Cost of revenues	(2,679,020)	—	(2,679,020)	100%
Net revenue	336,501	48,100	288,401	600%
Operating expenses:
Research and development	1,113,500	375,032	738,468	197%
Compensation and related expenses	1,644,861	—	1,644,861	100%
Product development	—	1,399,833	(1,399,833)	-100%
Professional fees	768,548	343,862	424,686	124%
General and administrative	1,565,723	1,095,381	470,342	43%
Total operating expenses	5,092,632	3,214,108	1,878,524	58%
Income (loss) from operations	(4,756,131)	(3,166,008)	(1,590,123)	50%
Other income (expenses), net	66,164	1,400	64,764	4,626%
Income (loss) before income taxes	(4,689,967)	(3,164,608)	(1,525,359)	48%
Provision for (benefit from) income taxes	—	—	—	0%
Net income (loss)	$(4,689,967)	$(3,164,608)	$(1,525,359)	48%

Year Ended December 31, 2022, as Compared to the Year Ended December 31, 2021

Since the closing of the 374Water Merger, our business has been focused on development and commercialization of 374Water’s supercritical water oxidation (SCWO) systems. We generated $3,015,521 and $48,100 in revenue from manufacturing assembly services and from consulting and advisory services during the years ended December 31, 2022, and 2021, respectively. This year, we had substantial expenses due to our ongoing research and development activities and efforts to commercialize our systems, as well as substantial administrative expenses associated with our status as a public company. Our general and administrative expenses increased to $1,565,723 during the year end December 31, 2022, as compared to $1,095,381 in the same period of 2021, primarily because of increased insurance costs, payroll expenses due to hiring employees and stock-based compensation expenses. Our professional fees increased to $768,548 during the year ended December 31, 2022, as compared to $343,862 in the same period of 2021, primarily because of increased legal fees and accounting fees relating to the filed Registration Statement on Form S-3 and our status as a public company. Our research and development expenses increased to $1,113,500 during the year ended December 31, 2022, as compared to $375,032 in the same period of 2021, primarily because of the increase in engineering expenses and our efforts to commercialize our systems. Our product development expenses were reduced to $0 during the year ended December 31, 2022, as compared to $1,399,833 in the same period of 2021. This activity represents the issuance of stock warrants to a strategic partner in the second quarter of 2021 as part of compensation for the manufacturing, supply and service of AirSCWO products. Substantial net losses are expected until we are able to successfully commercialize and market our 374Water systems, as to which there can be no assurance.

Liquidity and Capital Resources

In April 2021, in connection with the Merger, we raised approximately $6.6 million from the sale of Series D Preferred Stock and converted all of its convertible debt notes and accrued interest to shares of common stock. On December 17, 2021, the Company raised approximately $5 million from the sales of common stock.   Further, we have an at-the-market equity offering under which we may issue up to $100 million of common stock, which is currently effective and under which we commenced selling shares at the end of January 2023, and which will remain available to us in the future.

We have financed our operations since inception principally through the sale of debt and equity securities and sales of product. As of December 31, 2022, we had working capital of $7,060,511 compared to working capital of $11,263,270 at December 31, 2021. This decrease in working capital is due primarily to the increase of Research and Development expenses, and general and administrative expenses.

We believe that these funds will satisfy our working capital needs for the next 12 months. There can be no assurance that these funds will be sufficient to finance our plan of operations and commercialize our systems or that we will be able to raise any necessary additional funds on a commercially reasonable basis or at all.

Cash Flows

The following table presents our cash flows for the periods presented:

	Year Ended December 31,
	2022	2021	$ Change
Cash provided by (used in) operating activities	$(4,948,996)	$(1,840,950)	$(3,108,046)
Cash provided by (used in) investing activities	(2,160,291)	28,345	(2,188,636)
Cash provided by (used in) financing activities	25,049	12,871,981	(12,846,932)
Net cash (decrease) increase	(7,084,238)	11,059,376	(18,143,614)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2022, our internal control over financial reporting was effective. The Company’s management determined that the previously identified material weakness (as described below) had been remediated as of December 31, 2022.

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

Effective June 13, 2022, the Company appointed Buddie Joe (BJ) Penn, Yizhaq (Itzik) Polad, James M. Vanderhider and Deanna Rene to the Board of Directors. Additionally and in connection with their appointment to the Board, Mr. Penn was appointed to the Company’s recently established Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee (Chairperson), Mr. Polad was appointed to the Audit Committee, Compensation Committee (Chairperson) and Nominating and Corporate Governance Committee and Mr. Vanderhider was appointed to the Audit Committee (Chairperson). As of December 31, 2022, the Company now has the knowledge and expertise deemed to satisfy the entity level controls for a board of directors and associated audit committee.

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

Changes in Internal Control Over Financial Reporting

Except for controls implemented to address the deficiency described above, there have been no other changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is set forth under the headings “Directors, Executive Officers and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2023 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2022 in connection with the solicitation of proxies for the Company’s 2023 annual meeting of shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is set forth under the heading “Executive Compensation” and under the subheadings “Board Oversight of Risk Management,” “Compensation of Directors,” “Director Compensation-2022” and “Compensation Committee Interlocks and Insider Participation” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth under the heading “Review, Approval or Ratification of Transactions with Related Persons” and under the subheading “Board Committees” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is set forth under the subheadings “Fees Paid to Auditors” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm” under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

See Exhibit Index and Financial Statements Index, below.

374Water Inc. and Subsidiaries

Annual Report on Form 10-K

Year Ended December 31, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

374Water Inc. and subsidiaries

Durham, North Carolina

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of 374Water Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Raleigh, North Carolina
March 16, 2023

374 Water Inc. and Subsidiaries

Consolidated Balance Sheet

As of December 31, 2022 and December 31, 2021

	2022	2021
Assets
Current Assets:
Cash	$4,046,937	$11,131,175
Unbilled accounts receivable	918,164	—
Inventory	1,660,710	—
Investments	1,944,464	—
Prepaid expenses	153,455	218,466
Total Current Assets	8,723,730	11,349,641
Long-Term Assets:
Property and equipment, net	143,079	959
Intangible asset, net	1,050,022	1,062,856
Total Long-Term Assets	1,193,101	1,063,815
Total Assets	$9,916,831	$12,413,456

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$1,449,582	$62,981
Unearned revenue	200,109	—
Other liabilities	13,528	23,390
Total Current Liabilities	1,663,219	86,371
Total Liabilities	1,663,219	86,371
Commitments and contingencies (Note 8)
Stockholders’ Equity
Preferred stock: 50,000,000 Convertible Series D preferred shares authorized; par value $0.0001 per share, nil issued and outstanding at December 31, 2022, and 27,272 issued and outstanding at December 31, 2021.	—	3

Common stock: 200,000,000 common shares authorized, par value $0.0001 per share, 126,702,545 and 125,317,746 shares outstanding at December 31, 2022 and December 31, 2021, respectively	12,669	12,531
Additional paid-in capital	16,110,221	15,474,566
Accumulated (deficit) earnings	(7,849,982)	(3,160,015)
Accumulated other comprehensive income (loss)	(19,296)	—
Total Stockholders’ Equity	8,253,612	12,327,085
Total Liabilities and Stockholders’ Equity	$9,916,831	$12,413,456

The accompanying notes are an integral part of these consolidated financial statements.

374 Water Inc. and Subsidiaries

Consolidated Statement of Operations

For the years ended December 31, 2022 and December 31, 2021

	For the year ended December 31,
	2022	2021

Revenue	$3,015,521	$48,100
Cost of revenues	(2,679,020)	—
Net Revenue	336,501	48,100
Operating Expenses
Research and development	1,113,500	375,032
Compensation and related expenses	1,644,861	—
Product development	—	1,399,833
Professional fees	768,548	343,862
General and administrative	1,565,723	1,095,381
Total Operating Expenses	5,092,632	3,214,108
Loss from Operations	(4,756,131)	(3,166,008)

Other Income
Interest income	67,067	1,066
Other income (expense)	(903)	334
Total Other Income	66,164	1,400
Net Income (Loss) before Income Taxes	(4,689,967)	(3,164,608)
Provision for Income Taxes	—	—

Net Income (Loss)	$(4,689,967)	$(3,164,608)
Other comprehensive loss
Unrealized gain(loss) on marketable securities	(18,968)	—
Foreign currency translation	(328)	—
Total other comprehensive income (loss)	(19,296)	—
Total comprehensive income (loss)	(4,709,263)	(3,164,608)
Net Income (Loss) per Share - Basic and Diluted	$(0.04)	$(0.03)

Weighted Average Common Shares Outstanding - Basic and Diluted	126,641,536	94,002,888

The accompanying notes are an integral part of these consolidated financial statements.

374 Water Inc. and Subsidiaries

Consolidated Changes in Stockholders’ Equity

For the years ended December 31, 2022 and December 31, 2021

	Preferred Stock		Common Stock		Additional		Other	Total
	Number of		Number of		Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balances, December 31, 2020	—	$—	62,410,452	$6,241	$416	$4,593	$—	$11,250
Accretion of stock-based compensation	—	—	—	—	204,217	—	—	204,217
Recapitalization of the Company	—	—	33,203,512	3,320	(87,545)	—	—	(84,225)
Issuance of stock warrants for development of product	—	—	—	—	1,399,833	—	—	1,399,833
Series D preferred stock issued for cash and settlement of accounts payable	440,125	44	—	—	6,601,701	—	—	6,601,745
Exercised. Option and Warrants	—	—	4,958,833	496	1,284,848	—	—	1,285,344
Issuance of common stock for license rights	—	—	1,602,282	160	1,073,369	—	—	1,073,529
Conversion of convertible preferred shares into common stock	(412,853)	(41)	20,642,667	2,064	(2,023)	—	—	—
Issuance of common stock	—	—	2,500,000	250	4,999,750	—	—	5,000,000
Net loss	—	—	—	—	—	(3,164,608)	—	(3,164,608)
Balances, December 31, 2021	27,272	3	125,317,746	12,531	15,474,566	(3,160,015)	—	12,327,085
Accretion of stock-based compensation	—	—	—	—	610,741	—	—	610,741
Conversion of convertible preferred shares into common stock	(27,272)	(3)	1,363,149	136	(135)	—	—	(2)
Exercised Option and Warrants	—	—	21,650	2	25,049	—	—	25,051
Foreign Currency Gain (Loss)	—	—	—	—	—	—	(328)	(328)
Unrealized Gain (Loss) on investments	—	—	—	—	—	—	(18,968)	(18,968)
Net loss	—	—	—	—	—	(4,689,967)	—	(4,689,967)
Balances, December 31, 2022	—	$—	126,702,545	$12,669	$16,110,221	$(7,849,982)	$(19,296)	$8,253,612

The accompanying notes are an integral part of these consolidated financial statements.

374 Water Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2022 and 2021

	For the years ended
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,689,967)	$(3,164,608)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization expense	67,573	46,050
Stock-based compensation	610,741	204,217
Change in foreign currency translation	(328)	—
Warrant issued for product development agreement	—	1,399,833
Changes in operating assets and liabilities
Unbilled accounts receivable	(918,164)	32,330
Inventory	(1,660,710)	—
Prepaid expense and other assets	65,011	(238,450)
Accounts payable and accrued expenses	1,386,601	(142,512)
Unearned revenue	200,109	—
Other liabilities	(9,862)	22,190
Net cash (used in) provided by operating activities	(4,948,996)	(1,840,950)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(144,567)	(1,190)
Purchases of marketable securities	(1,963,432)	—
Proceeds from reverse acquisition	—	113,760
Increase in intangible assets	(52,292)	—
Recapitalization of the Company	—	(84,225)
Net cash used in investing activities	(2,160,291)	28,345

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from Stockholders	—	(15,108)
Proceeds from Series D Preferred Shares	—	6,601,745
Proceeds from Common Stock Offering	—	5,000,000
Proceeds from exercise of Options	25,049	42,845
Proceeds from exercise of Warrants	—	1,242,499
Net cash provided by financing activities	25,049	12,871,981

NET (DECREASE) INCREASE IN CASH	(7,084,238)	11,059,376

CASH - Beginning of year	11,131,175	71,799

CASH - End of year	$4,046,937	$11,131,175

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	—	—
Cash paid for taxes	—	—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized loss on marketable securities	18,968	—
Issuance of common stock for license rights	—	1,073,529
Accounts payable settled with Series D Preferred Stock	—	50,000
Net Liabilities Assumed in Reverse Acquisition:
Cash	—	29,536
Prepaid expense	—	14,483
Accounts receivable	—	1,000
Accounts payable	—	(46,150)
Accrued expenses	—	(83,094)
Net liability assumed	—	(84,225)

The accompanying notes are an integral part of these consolidated financial statements.

374 Water Inc. and Subsidiaries

For the Years Ended December 31, 2022 and 2021

Notes to Consolidated Financial Statements

Note 1 – Nature of Business

374Water Inc. (the “Company”, “374Water”, “We”, or “Our”) is a Delaware corporation which was formed in September 2005 as PowerVerde, Inc. At that time, the Company was focused on developing, commercializing and marketing a series of unique electric generating power systems designed to produce electrical power with zero emissions or waste byproducts, based on a pressure-driven expander motor and related organic rankine cycle technology.

On April 16, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger”) with 374Water Inc., a privately held company based in Durham, North Carolina, (“374Water Private Company”) and 374Water Acquisition Corp., a newly-formed wholly-owned subsidiary of PowerVerde.

Following the Merger, 374Water offers a disruptive technology that transforms all wet wastes such as sewage sludge, biosolids, food waste, hazardous and non-hazardous waste, and forever chemicals (e.g., PFAS) into recoverable resources by focusing on waste as a valuable resource for water, energy, and minerals. We are pioneers in a new era of waste management that supports a circular economy and enables organizations to achieve their environment, social, and governance (ESG) goals. Our vision is a world without waste and our mission is to help create and preserve a clean and healthy environment that sustains life.

Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company held $1,182,412 and $0 in cash equivalents as of December 31, 2022 and 2021, respectively.

The Company held marketable securities as of December 31, 2022 as noted in the following table:

	Adjusted Cost	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$4,046,937	—	$4,046,937	$4,046,937	—	—
Level 2:
U.S. Treasury securities	$1,963,432	$18,968	$1,944,464	$—	$1,944,464	—
Total	$6,010,369	$18,968	$5,991,401	$4,046,937	$1,944,464	—

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

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

Investment Securities Available-for-Sale. Investment securities available-for-sale (“AFS”) is recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in illiquid markets.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. The majority of our inventory is raw materials and work in progress.  Net realizable value is the value of an asset that can be realized upon the sale of the asset, less a reasonable estimate of the costs associated with either the eventual sale or the disposal of the asset in question.  We utilize third-party suppliers to produce our products. Costs associated with fabrication, and other costs associated with the manufacturing of products, are recorded as inventory. We periodically evaluate the carrying value of our inventories in relation to estimated forecasts of product demand, which takes into consideration the life cycle of product releases. When quantities on hand exceed estimated sales forecasts, we perform an analysis to determine if a write-down for such excess inventories is required.  Once inventory has been written down, it creates a new cost basis for inventory.  Inventories are classified as current assets in accordance with recognized industry practice.

Reclassifications

Certain reclassifications of prior year amounts including other assets of $34,742 and intangible asset, net of $1,028,114 on the consolidated balance sheet have been made to conform to the 2022 presentation.  These reclassifications had no effect on net loss or loss per share as previously reported.

Accounts Receivable

Accounts receivables consist of balances due from service revenues and revenues earned but not yet billed. The Company monitors accounts receivable and provides allowances when considered necessary. At December 31, 2022 and 2021, accounts receivable were considered to be fully collectible. Accordingly, no allowance for doubtful accounts was recorded as of December 31, 2022 and 2021 and no bad debt expense was recorded for the periods ending December 31, 2022 and 2021.

Property and Equipment

Property and Equipment is recorded at cost. Depreciation is computed using the straight-line method and an estimated useful life of three years. Expenses for maintenance and repairs are charged to expense as incurred.  Depreciation expense related to property and equipment was as follows:

	Year Ended December 31,
	2022	2021
Depreciation	$2,447	$635

Intangible Assets

Intangible assets are subject to amortization, and any impairment is determined in accordance with ASC 360, “Property, Plant, and Equipment.” Intangible assets are stated at historical cost and amortized over their estimated useful lives. The Company uses a straight-line method of amortization, unless a method that better reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up can be reliably determined. As of December 31, 2022 and 2021, there was no impairment.

Long-Lived Assets

The Company reviews long-lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses an estimate of the undiscounted cash flows over the remaining life of its long-lived assets, or related group of assets where applicable, in measuring whether the assets to be held and used will be realizable. Recoverability of assets held and used is measured by a comparison of the carrying amount to the future undiscounted expected net cash flows to be generated by the asset. As of December 31, 2022 and 2021, there were no impairments.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, and marketable securities. Deposits with financial institutions are insured, up to certain limits, by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s cash deposits often exceed the FDIC insurance limit; however, all deposits are maintained with high credit quality institutions and the Company has not experienced any losses in such accounts. The financial condition of financial institutions is periodically reassessed, and the Company believes the risk of any loss is minimal. The Company believes the risk of any loss on cash due to credit risk is minimal. Furthermore, we perform ongoing credit evaluations of our customers and generally do not require collateral.

Significant customers and suppliers are those that account for greater than 10% of the Company’s revenues and purchases.  Our customer revenue for one customer made up over 90% of revenue for the year ended December 31, 2022. One customer made up approximately 50% of our total revenue for the year ended 2021.  In 2022, the Company purchased a substantial portion of manufacturing services from one third party vendor, Merrell Bros Fabrication, LLC.

Revenue Recognition

     The Company follows the revenue standards of Codification (ASC) Topic 606: “Revenue from Contracts with Customers (Topic 606).” The core principle of this Topic is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue is recognized in accordance with that core principle by applying the following five steps: 1) identify the contracts with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when (or as) we satisfy a performance obligation using the input method.

The Company’s performance obligations are satisfied over time over the life of the contract. The Company's revenue arrangements consist of a single performance obligation to transfer services. Revenue is recognized over time by measuring the progress toward complete satisfaction of the performance obligation using specific milestones. These milestones within the contract are assigned revenue recognition percentages, based on overall expected cost-plus margin estimates of those milestones compared to the total cost of the contract. Contract revenues are recognized in the proportion that contract costs incurred bear to total estimated costs. This method is used because management considers the input method to be the best available measure of progress on these contracts. Contract costs include all direct material and labor and subcontractor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation. General, selling, and administrative costs are charged to expense as incurred.

We also record as revenue all amounts billed to customers for shipping and handling costs and record the actual shipping costs as a component of cost of revenues. Reimbursements received from customers for out-of-pocket expenses are recorded as revenues, with related costs recorded as cost of revenues. We present revenues net of any taxes collected from customers and remitted to government authorities.

Revenues for the year ended December 31, 2022 in the amount of $2,952,020 was generated from the sale of the AirSCWO system and $63,501 was generated from the sale of treatability services.

Revenues for the year ended December 31, 2021 were generated from consulting and advisory service agreements, which were recognized when the Company performed the service pursuant to its agreement with its clients which was the point in time when the Company completed its performance obligations under the agreements.

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

Accounting for Uncertainty in Income Taxes

The Company follows the provisions of ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There were no uncertain tax positions as of December 31, 2022 and 2021.

Research and Development Costs

The Company’s research and development costs are expensed in the period in which they are incurred. Such expenditures amounted to $1,113,500 and $375,032 for the years ended December 31, 2022 and 2021, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share is computed in accordance with ASC Topic 260, “Earnings per Share” Basic weighted-average number of shares of common stock outstanding for the years ended December 31, 2022 and 2021 include the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for all periods presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive.  As of December 31, 2022 and 2021, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be antidilutive: options for 12,752,000 shares of common stock and 1,250,000 warrants.

Financial Instruments

The Company carries cash, accounts receivable, accounts payable and accrued expenses, at historical costs. The respective estimated fair values of these assets and liabilities approximate carrying values / useful lives of equipment and intangible assets due to their current nature.

Foreign Currency Translation

All assets and liabilities of the Companies’ locations whose accounts are denominated in foreign currency are translated into United States dollars at appropriate year-end current exchange rates.  All income and expense accounts of those locations are translated at the average exchange rate for each period.  The foreign currency translation amounts for the years ended December 31, 2022 and 2021 are included in accumulated comprehensive income on the consolidated statement of changes in equity.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the fair value of equity-based compensation, revenue, fair value of intangible assets, useful lives of intangible assets, capital raise transactions, and valuation allowance against deferred tax assets.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities.  For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected.  For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down.  This ASU affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income.  The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  The Company is assessing the impact of the adoption of the ASU on its financial statements, disclosure requirements and methods of adoption.

The Company considers the applicability and impact of all recently issued accounting pronouncements.  Recent accounting pronouncements not specifically identified in our disclosures are either not applicable to the Company or are not expected to have a material effect on our financial condition or results of operations.

Note 3 – Liquidity, Capital Resources

As of December 31, 2022, the Company had working capital of $7,060,511 compared to working capital of $11,263,270 at December 31, 2021.  As of December 31, 2022, the Company had an accumulated deficit of $7,849,982 compared to an accumulated deficit of $3,160,015 at December 31, 2021. For the year ended December 31, 2022, the Company had a net loss of $4,689,967 and used $4,948,996 of net cash in operations for the period. For the year ended December 31, 2021, the Company had a net loss of $3,164,608 and used $1,840,950 of net cash in operations for the period.

The Company believes it has sufficient cash-on-hand (including its marketable securities described in Note 2 above) for the Company to meet its financial obligations as they come due at least the next 12 months from the date of the report.

To the extent that the Company raises additional funds by issuing shares of its common stock or other securities convertible or exchangeable for shares of common stock, stockholders will experience dilution, which may be significant. Any or all of the foregoing may have a material adverse effect on the Company’s business and financial performance.

Note 4 – Acquisition of 374Water, Inc. f/k/a PowerVerde Inc.

In connection with the Merger, 374Water closed on a private placement of 436,783 shares of Series D Convertible Preferred Stock (the “Preferred Stock”) with a par value of $.0001, yielding gross proceeds of $6,551,745 (the “Private Placement”) and the settlement of a $50,000 liability for Preferred Stock shares. The Private Placement proceeds will be used for working capital, primarily for development, manufacture and commercialization of 374Water Inc.’s Air SCWO systems. The Preferred Stock has a stated value of $15 per share, is convertible into common stock at $.30 per share and has voting rights based on the underlying shares of common stock. Upon liquidation of the Company, the Preferred Stockholders have liquidation preference before any assets can be distributed to common stockholders. All of the Preferred Stock was sold pursuant to an exemption from registration requirements under Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

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

The following assets and liabilities were assumed in the transaction:

Cash	$29,536
Prepaid expense	14,483
Accounts receivable	1,000
Total assets acquired	45,019

Accounts payable	(46,150)
Accrued expenses	(83,094)
Total liabilities assumed	$(129,244)

Net liabilities assumed	$(84,225)

Note 5 – Inventory

Inventory consists of:

Name	Balance at December 31, 2022	Balance at December 31, 2021
Raw materials	$755,218	$—
Work-in-process	905,492	—
Total	$1,660,710	$—

As of December 31, 2022 and 2021, the Company noted no inventory impairment and there were no inventory write downs recorded.

Note 6 – Intangible Assets

Intangible assets are recorded at cost and consist of the license agreement with Duke University and other patents. The Company issued Duke University a small block of shares of common stock estimated to have a fair value of $1,073,529 as consideration for granting the Company the license based on the Company’s common stock market price on the date the license agreement was executed (see Note 8). Intangible assets are comprised of the following as of December 31, 2022 and 2021:

Name	Estimated Life	Balance at December 31, 2021	Additions	Amortization	Balance at December 31, 2022
License agreement	17 Years	$1,028,114	$-	$63,149	$964,965
Patents	20 Years	34,742	52,292	1,977	85,057
Total		$1,062,856	$52,292	$65,126	$1,050,022

Name	Estimated Life	Balance at December 31, 2020	Additions	Amortization	Balance at December 31, 2021
License agreement	17 Years	$-	$1,073,529	$45,415	$1,028,114
Patents	20 Years	-	34,742	-	34,742
Total		$-	$1,108,271	$45,415	$1,062,856

Amortization expense for the year ended December 31, 2022 and December 31, 2021 was $65,126 and $45,415, respectively.

Estimated future amortization expense as of December 31, 2022:

December 31,
2022
2023	$67,500
2024	67,500
2025	67,500
2026	67,500
2027	67,500
Thereafter	712,522
Intangible assets, Net	$1,050,022

Note 7 – Revenue

The following is a summary of our revenues by type for the years ended December 31, 2022 and 2021:

Name	Balance at December 31, 2022%		Balance at December 31, 2021%
Equipment revenue	$2,952,020	98%	$—	—
Service revenue	63,501	2%	48,100	100%
Total	$3,015,521	100%	$48,100	100%

Unearned Revenue

The following is a summary of our unearned revenue activity for the years ended December 31, 2022 and 2021:

Name	Balance at December 31, 2022	Balance at December 31, 2021
Unearned revenue at beginning of year	$—	$—
Billings deferred	1,467,189	—
Recognition of prior unearned revenue	(1,267,080)	—
Unearned revenue at end of year	$200,109	$—

Unbilled Accounts Receivable

The following is a summary of our unbilled accounts receivable activity for the years ended December 31, 2022 and 2021:

Name	Balance at December 31, 2022	Balance at December 31, 2021
Unbilled accounts receivable at beginning of year	$—	$—
Services performed but unbilled	918,164	—
Services billed	—	—
Unbilled accounts receivable at end of year	$918,164	$—

Note 8 – Stockholder’ Equity

The Company is authorized to issue 50,000,000 preferred stock shares and 200,000,000 common stock shares both with a par value of $.0001.

Preferred Stock

On October 30, 2020, the Company designated 1,000,000 shares as Series D Convertible Preferred Stock with a par value of $0.0001.

On April 16, 2021, the Company closed on a private placement of 440,125 shares of Series D Convertible Preferred Stock (the “Preferred Stock'') with a par value of $0.0001, yielding gross proceeds of $6,551,691 (the “Private Placement”) and settlement of a $50,000 liability for Preferred Stock shares. The Private Placement proceeds will be used for working capital, primarily for the development, manufacturing and commercialization of 374Water’s Air SCWO systems. The Preferred Stock has a stated value of $15 per share, is convertible into common stock at $0.30 per share and has voting rights based on the underlying shares of common stock. Upon liquidation of the Company, the Preferred Stockholders have a liquidation preference before any assets can be distributed to common stockholders. All of the Preferred Stock were sold pursuant to an exemption from registration requirements under Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. On September 29, 2021, 412,853 shares of Preferred Stock were converted into 20,642,667 shares of common stock.  On January 12, 2022, the Company converted the remaining 27,272 shares of Preferred Stock to 1,363,149 shares of common stock.  As of December 31, 2022, there are 50,000,000 shares of “blank check” preferred stock, but there were no shares of Preferred Stock issued and outstanding.

Common Stock

The holders of common stock are entitled to one vote per share on all matters submitted to a vote of shareholders, including the directors’ election. There is no right to cumulative voting in the election of directors. The holders of common stock are entitled to any dividends that may be declared by the board of directors out of funds legally available for payment of dividends subject to the prior rights of holders of preferred stock and any contractual restrictions the Company has against the payment of dividends on common stock. In the event of our liquidation or dissolution, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no preemptive rights and have no right to convert their common stock into any other securities. As of December 31, 2022, there were 126,702,545 shares of common stock issued and outstanding.

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

On April 16, 2021, the Company issued a small number of shares of common stock estimated to have a fair value of $1,073,369 as consideration for the grant of a license to the Company (see Note 6).

Stock-based compensation

Stock Options issued are part of the 2021 Equity Incentive Plan which reserved a total of 10,000,000 shares. The Company has issued a total of 4,052,000 stock options as of year ended December 2022, with 5,948,000 reserved options remaining during the year ended December 31, 2022 and 2021. The Company recorded stock-based compensation of $610,741 and $204,217, respectively, related to common stock issued or vested options to employees and various consultants of the Company, of which $549,435 and $190,136 was charged as general and administrative expenses and $61,306 and $14,081 as research and development expenses in the accompanying consolidated statements of operations during the years ended December 31, 2022 and 2021, respectively

Stock Options

Stock option activity for the year ended December 31, 2022 and 2021 is summarized as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2020	12,180,500	0.20	$7,795,520	4.59
Granted	2,885,000	1.20	—	—
Exercised	(225,500)	0.19	—	—
Expired/forfeit	(2,540,000)	0.17	—	—
Options outstanding at December 31, 2021	12,300,000	0.37	$30,504,000	5.62
Granted	1,415,000	2.88	—	—
Exercised	(25,352)	1.67	—	—
Expired/forfeit	(937,648)	0.67	—	—
Options outstanding at December 31, 2022	12,752,000	0.62	$28,543,370	5.09

Total unrecognized compensation associated with these unvested options is approximately $2,056,259 which will be recognized over a period of four years.

The fair value of these options granted were estimated on the date of grant, using the Black-Scholes option-pricing model with the following assumptions:

	For the years ended
	2022	2021
Dividend yield	0.00%	0.00%
Expected life	5.28 – 6.10 Years	5.49 – 6.25 Years
Expected volatility	34.37-39.18%	38.39-38.67%
Risk-free interest rate	1.44-4.30%	0.87–1.07%

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

As of December 31, 2022, there were 1,250,000 warrants outstanding which relate to the Series 1 offering executed in December 2021, where investors were offered a warrant for every two common shares purchased during the offering at an exercise price of $2.50 per share. The intrinsic value of all outstanding warrants as of December 31, 2022 was $450,000 based on the market price of our common stock of $2.86 per share, which was the Company’s closing per share common stock price as reported on Nasdaq as of December 31, 2022.

During 2022, no warrants were issued or exercised. As of December 31, 2022, there are 1,250,000 outstanding warrants.

 A summary of warrant activity as of December 31, 2022, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2020	950,000	0.11	$690,500	0.44
Issued	5,033,333	0.85
Exercised	(4,733,333)	0.26
Balance at December 31, 2021	1,250,000	2.50	$437,500	2.96
Issued	—	—	—	—
Exercised	—	—	—	—
Balance at December 31, 2022	1,250,000	2.50	$450,000	1.96

Note 9 - Related Party Transactions

In 2021, the Company entered into an agreement to fabricate and manufacture the AirSCWO systems with Merrell Bros. Holding Company. As part of the agreement, the Company appointed Terry Merrell to its board of directors. As of December 31, 2022, Merrell Bros. or their affiliates own stock in excess of 5% of the outstanding common stock.  As of December 31, 2022, the Company incurred $1,318,117 in related party expenses related to the manufacturing of the AirSCWO systems. As of December 31, 2022, there is an accounts payable of $559,481 in related party expenses related to the manufacturing of the AirSCWO systems.

Note 10 – Commitments and Contingencies

The patented technology underlying 374Water’s supercritical water oxidation (SCWO) units, which was developed principally through the efforts of Messrs. Nagar and Deshusses at the facilities of Duke University, Durham, North Carolina (“Duke”), where Dr. Deshusses is a professor. The SCWO technology is licensed to 374Water pursuant to a worldwide license agreement with Duke executed on April 16, 2021 (the “License Agreement”). In connection with the License Agreement, 374Water also executed an equity transfer Agreement with Duke pursuant to which Duke received a small number of common stock in the Company (See Notes 4 and 6). Under the terms of the License Agreement, the Company is required to make royalty payments based on a percentage of licensed product sales, as defined in the License Agreement which is triggered by the sale of licensed products. Further, the Company is also required to pay royalties on a percentage of sublicensing fees. The Company will reimburse Duke for any ongoing patent expenses incurred. As of December 31, 2022, the Company incurred a total of $7,147 in expenses in connection with this License Agreement. The Company may terminate the license agreement anytime by providing Duke 60 days’ written notice.

We note that in the ordinary course of business that we may be the subject of, or party to, various pending or threatened legal actions which could result in a material adverse outcome for which the related damages may not be estimable.  We do not believe any legal action would have a significant impact on the financials.  However, there is inherent uncertainty but an assessment will be made for each legal action in occurrence and the assessments could change depending on future events.

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

Significant components of the Company’s net deferred income taxes are as follows:

	December 31,
	2022	2021
Deferred tax assets:

Goodwill	$168,897	$208,742
Capitalized start-up costs	65,305	83,710
Other intangibles	8,068	10,339
Other accruals	17,425	1,875
Stock compensation	80,374	17,423
Net operating loss	1,009,495	381,112
Contribution carryforward	346	—
Unrealized gain/loss	(10,499)	—
Unearned revenue	5,763	—
Research and development costs	353,746	—
Deferred tax assets	1,698,920	703,211
Less valuation allowance	(1,665,938)	(703,083)
Net deferred tax assets after valuation allowance	$32,982	$128

	December 31,
	2022	2021
Deferred tax liabilities:

Depreciation	$(32,982)	$(128)
Deferred tax liabilities	(32,982)	(128)
Net deferred tax asset (liability)	$—	$—

A reconciliation of the U.S. statutory federal income tax rate to the effective income tax rate (benefit) follows:

Rate Reconciliation

	December 31,
	2022	2021
Rate Reconciliation
Federal income tax at statutory rate	21.00%	21.00%
Change in state tax	0.02%	0%
Change in valuation allowance	-20.59%	-22.16%
Permanent differences	-1.80%	-12.26%
State taxes	2.05%	1.98%
Other	-0.68%	11.44%

The Company has gross net operating loss carryforwards for federal tax purposes totaling approximately $4.4 million and $1.7 million at December 31, 2022 and 2021 respectively, which will carry forward indefinitely.  The Company has gross net operating loss carryforwards for state tax purposes totaling approximately $1.45 million and $0.01 million at December 31, 2022 and 2021 respectively, which will carry forward indefinitely.

NOLs that were acquired with the acquisition of businesses are excluded from the amount of available NOLs to the extent their use is limited by the provisions of Section 382 of the Internal Revenue Code. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership may result in further limitation on the amount of net operating loss carryforwards which can be utilized in future years.  The Company has determined that all net operating losses are fully available as of December 31, 2022, but has not completed a formal section 382 analysis.

In evaluating the amount of the valuation allowance against its deferred tax assets as of December 31, 2022 and 2021, the Company considered all available positive and negative evidence and concluded that it is more likely than not that a portion of its deferred tax assets would not be realized. Accordingly, the Company has recorded a valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets.

The Company had no unrecognized tax benefits as of December 31, 2022 and 2021. The Company does not anticipate a significant change in total unrecognized tax benefits within the next 12 months. Tax years 2019-2021 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note 12 – Subsequent Events

From January 1, 2023 through March 13, 2023, we raised approximately $2,136,295 through an at-the-market equity offering of 642,146 shares of common stock.  Pursuant to the at-the-market equity offering, we may issue up to $100 million of common stock, less the amounts already raised.

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

3.4

Certificate of Merger of 374Water Acquisition Corp. into 374 Water Inc. filed April 16, 2021 with the Secretary of State of Delaware (previously filed on Form 8-K filed with the SEC on April 22, 2021).

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

10.13	Form of Board of Directors Agreement (previously filed on Form 8-K filed with the SEC on June 16, 2022).

10.14	Open Market Sale AgreementSM dated December 21, 2022 by and between 374Water Inc. and Jefferies LL (previously filed on Form S-3 filed with the SEC on December 22, 2022).

21.1	Subsidiaries of the Company.*

23.1	Consent of Cherry Bekaert LLP*

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002. *

__________

* Filed herewith.

41

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

374WATER INC.

Dated: March 16, 2023	by:	/s/ Yaacov Nagar
Yaacov Nagar
Chief Executive Officer, Principal Executive Officer and Chairman of the Board of Directors

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yaacov Nagar.	Chief Executive Officer, Principal Executive Officer and Chairman of the Board of Directors	March 16, 2023

/s/ Israel Abitbol	Chief Financial Officer	March 16, 2023

/s/ Richard Davis	Director	March 16, 2023

/s/ Terry Merrell	Director	March 16, 2023

/s/ Deanna Rene Estes	Director	March 16, 2023

/s/ Buddie Joe Penn	Director	March 16, 2023

/s/ Yizhaq Polad	Director	March 16, 2023

/s/ James M. Vanderhider	Director	March 16, 2023

42