Form 10-Q
period 2023-03-31
374Water Inc.
filed 2023-05-08
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 8, 2023, the issuer had 129,027,819 shares of common stock outstanding.

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

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

374Water Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

March 31, 2023 (Unaudited) and December 31, 2022

	2023	2022
Assets
Current Assets:
Cash	$9,153,161	$4,046,937
Accounts receivable, net of allowance of $191 and $0	26,188	—
Unbilled accounts receivable	1,672,454	918,164
Other accounts receivable	308,374	—
Inventory	1,788,019	1,660,710
Investments	1,960,761	1,944,464
Prepaid expenses	130,170	153,455
Total Current Assets	15,039,127	8,723,730
Long-Term Assets:
Equipment, net	140,857	143,079
Intangible asset, net	1,035,817	1,050,022
Total Long-Term Assets	1,176,674	1,193,101
Total Assets	$16,215,801	$9,916,831

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$868,000	$1,449,582
Deferred revenue	205,109	200,109
Other liabilities	-	13,528
Total Current Liabilities	1,073,109	1,663,219
Total Liabilities	1,073,109	1,663,219
Stockholders’ Equity
Preferred stock: 50,000,000 convertible Series D preferred shares authorized; par value $0.0001 per share, nil issued and outstanding at March 31, 2023 and December 31, 2022	—	—

Common stock : 200,000,000 common shares authorized, par value $0.0001 per share, 128,840,421 and 126,702,545 shares outstanding at March 31, 2023 and December 31, 2022, respectively	12,883	12,669
Additional paid-in capital	24,619,639	16,110,221
Accumulated (deficit)	(9,490,325)	(7,849,982)
Accumulated other comprehensive loss	495	(19,296)
Total Stockholders’ Equity	15,142,692	8,253,612
Total Liabilities and Stockholders’ Equity	$16,215,801	$9,916,831

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2023 and 2022

(Unaudited)

	Three months ended March 31,
	2023	2022

Revenue	$801,458	$273,231
Cost of goods sold	720,146	247,986
Gross profit	81,312	25,245
Operating Expenses
Research and development	355,905	185,653
Compensation and related expenses	718,760	301,235
Professional fees	99,572	150,658
General and administrative	585,659	261,403
Total Operating Expenses	1,759,896	898,950

Loss from Operations	(1,678,584)	(873,705)

Other Income (Expense)
Interest income	37,859	840
Other income	382	7
Total Other Income (Expense)	38,241	847
Net Loss before Income Taxes	(1,640,343)	(872,858)
Provision for Income Taxes	—	—

Net Loss	$(1,640,343)	$(872,858)

Other comprehensive loss
Change in foreign currency translation	824	—
Change in unrealized loss on marketable securities	18,967	—
Total other comprehensive loss	19,791	—

Total comprehensive loss	(1,620,552)	(872,858)
Net Loss per Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding - Basic and Diluted	127,146,695	126,499,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water Inc. and Subsidiaries

Condensed Consolidated Changes in Stockholders’ Equity

For the three months ended March 31, 2023 and 2022

(Unaudited)

For the three months ended March 31, 2023

	Preferred Stock		Common Stock		Additional		Other	Total
	Number of		Number of		Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balances, December 31, 2022	—	$—	126,702,545	$12,669	$16,110,221	$(7,849,982)	$(19,296)	$8,253,612
Issuance of shares of common stock	—	—	2,137,876	214	8,294,494	—	—	8,294,708
Stock-based compensation	—	—	—	—	214,924	—	—	214,924
Foreign currency gain (Loss)	—	—	—	—	—	—	824	824
Unrealized gain (loss) on investments	—	—	—	—	—	—	18,967	18,967
Net loss	—	—	—	—	—	(1,640,343)	—	(1,640,343)
Balances, March 31, 2023	—	—	128,840,421	$12,883	$24,619,639	$(9,490,325)	495	$15,142,692

For the three months ended March 31, 2022

	Preferred Stock		Common Stock		Additional		Other	Total
	Number of		Number of		Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balances, December 31, 2021	27,272	$3	125,317,746	$12,531	$15,474,566	$(3,160,015)	$—	$12,327,085
Conversion of preferred shares to common shares	(27,272)	(3)	1,363,149	136	(135)	—	—	(2)
Stock-based compensation	—	—	—	—	97,558	—	—	97,558
Net loss	—	—	—	—	—	(872,858)	—	(872,858)
Balances, March 31, 2022	—	—	126,680,895	$12,667	$15,571,989	$(4,032,873)	—	$11,551,783

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2023 and 2022 (Unaudited)

	2023	2022
Cash Flows from Operating Activities
Net loss	$(1,640,343)	$(872,858)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	29,105	16,458
Stock based compensation	214,924	97,558
Change in foreign currency translation	824	—

Changes in operating assets and liabilities:
Accounts receivable	(26,188)	—
Unbilled accounts receivable	(754,290)	—
Other accounts receivable	(308,374)	—
Inventory	(127,309)	—
Prepaid expenses	23,285	(50,599)
Accounts payable and accrued expenses	(581,582)	81,059
Deferred revenue	5,000	763,333
Other liabilities	(13,528)	(20,238)

Cash Provided by (Used In) Operating Activities	(3,178,476)	115,911

Cash Flows from Investing Activities
Purchase of equipment	(7,303)	(3,291)
Increase in intangible assets	(2,705)	—

Cash Provided by (Used In) Investing Activities	(10,008)	(3,291)

Cash Flow from Financing Activities
Proceeds from the issuance of common stock	8,294,708	—

Cash Provided by Financing Activities	8,294,708	—

Net Increase in Cash	5,106,224	112,620
Cash, Beginning of the Period	4,046,937	11,131,175
Cash, End of the Period	$9,153,161	$11,243,795

NON-CASH FINANCING ACTIVITIES
Conversion of preferred stock to common stock	$—	$133

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

Presentation of Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information. It is management’s opinion that the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q and include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Annual Report on Form 10-K of 374Water Inc. (“374 Water," “we,” “us,” “our,” or the “Company”) as of and for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on March 16, 2023.

The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the full year or for future periods. The condensed consolidated financial statements include the accounts of 374Water Inc., 374Water Systems Inc, and 374Water Sustainability Israel LTD, each a wholly-owned subsidiary of 374 Water. Intercompany balances and transactions have been eliminated in consolidation.

Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company held $2,696,107 and $1,182,412 in cash equivalents as of March 31, 2023 and December 31, 2022, respectively.

The Company held marketable securities as of March 31, 2023 as noted in the following table:

	Adjusted Cost	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$9,153,161	—	$9,153,161	$9,153,161	—	—
Level 2:
U.S. Treasury securities	$1,960,761	$8,049	$1,952,712	$—	$1,952,712	—
Total	$11,113,922	$8,049	$11,105,873	$9,153,161	$1,952,712	—

The Company held marketable securities as of December 31, 2022 as noted in the following table:

	Adjusted Cost	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$4,046,937	—	$4,046,937	$4,046,937	—	—
Level 2:
U.S. Treasury securities	$1,963,432	$18,968	$1,944,464	$—	$1,944,464	—
Total	$6,010,369	$18,968	$5,991,401	$4,046,937	$1,944,464	—

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

The following is a description of valuation methodologies used for assets and liabilities recorded at an amortized cost basis:

∙

Investment Securities Held-to-Maturity. Investment securities held-to-maturity (“HTM”) are recorded at their initial cost, and any discount or premium amortized over the remaining life of the security. The carrying value of the investment is adjusted for the amortized amount of any discount or premium at each reporting period.

Accounts Receivable

Accounts receivables consist of balances due from service revenues, unbilled accounts receivables which is for revenues earned but not yet billed, and other receivables relating to common stock subscription purchases where the stock has been transferred but the cash has not been received. The Company monitors accounts receivable and provides allowances when considered necessary. At March 31, 2023 and December 31, 2022, accounts receivable were considered to be fully collectible but in accordance with the allowance for credit losses, the Company recorded an allowance for bad debt based on a reserve of current and aged receivables. Accordingly, an allowance for doubtful accounts of $191 and $0 was recorded as of March 31, 2023 and December 31, 2022, respectively.

Accounts Receivable

Accounts receivables consist of balances due from sales and service revenues and accrued interest from the investment account.

Unbilled Accounts Receivable

Unbilled accounts receivables consist of balances due from sales and service revenue earned but not yet billed.

Other Accounts Receivable

Other accounts receivables consist of cash due from the investment bank after the sale of common stock that has not cleared the bank yet by the end of the period.  The cash is transferred from the investment bank to the Company typically within 3 to 5 days of the sale of common stock.

Accounts receivable allowance for credit losses

The activity related to the accounts receivable allowance for credit losses was as follows:

Name	Three Months Ending at March 31, 2023	Three Months Ending at March 31, 2022
Beginning balance	$—	$—
Current period provision	191	—
Write-offs	—	—
Ending Balance	$191	$—

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

Property and Equipment

Property and Equipment is recorded at cost. Depreciation is computed using the straight-line method and an estimated useful life of three years. Expenses for maintenance and repairs are charged to expense as incurred.  Depreciation expense related to property and equipment was as follows:

	Period Ended March 31,
	2023	2022
Depreciation	$9,525	$235

Intangible Assets

Intangible assets are subject to amortization, and any impairment is determined in accordance with ASC 360, “Property, Plant, and Equipment.” Intangible assets are stated at historical cost and amortized over their estimated useful lives. The Company uses a straight-line method of amortization unless a method that better reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up can be reliably determined. As of March 31, 2023 and December 31, 2022, there was no impairment.

Long-Lived Assets

The Company reviews long-lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses an estimate of the undiscounted cash flows over the remaining life of its long-lived assets, or related group of assets where applicable, in measuring whether the assets to be held and used will be realizable. Recoverability of assets held and used is measured by a comparison of the carrying amount to the future undiscounted expected net cash flows to be generated by the asset. As of March 31, 2023 and December 31, 2022, there were no impairments.

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

Significant customers and suppliers are those that account for greater than 10% of the Company’s revenues and purchases.  Our customer revenue for one customer made up over 90% of revenue for the period ended March 31, 2023 and year ended December 31, 2022. In 2023 and 2022, the Company purchased a substantial portion of manufacturing services from one third party vendor, Merrell Bros Fabrication, LLC.

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

Revenues for the period ended March 31, 2023 in the amount of $793,458 was generated from the sale of the AirSCWO system and $8,000 was generated from the sale of treatability services.

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

Accounting for Uncertainty in Income Taxes

The Company follows the provisions of ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There were no uncertain tax positions as of March 31, 2023 and December 31, 2022.

Research and Development Costs

The Company’s research and development costs are expensed in the period in which they are incurred. Such expenditures amounted to $355,905 and $185,653 for the three months ended March 31, 2023, and 2022, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share is computed in accordance with ASC Topic 260, “Earnings per Share” Basic weighted-average number of shares of common stock outstanding for the years ended March 31, 2023 and December 31, 2022 include the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for all periods presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive.  As of March 31, 2023 and December 31, 2022, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be antidilutive: options for 13,025,000 shares of common stock and 1,250,000 warrants.

Financial Instruments

The Company carries cash, accounts receivable, accounts payable and accrued expenses, at historical costs. The respective estimated fair values of these assets and liabilities approximate carrying values / useful lives of equipment and intangible assets due to their current nature.

Foreign Currency Translation

All assets and liabilities of the Companies’ locations whose accounts are denominated in foreign currency are translated into United States dollars at appropriate year-end current exchange rates.  All income and expense accounts of those locations are translated at the average exchange rate for each period.  The foreign currency translation amounts for the period ended March 31, 2023 and the year ended December 31, 2022 are included in accumulated comprehensive income on the consolidated statement of changes in equity.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities.  For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected.  For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down.  This ASU affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  The Company has completed its assessment on the impact of the adoption of the ASU on its financial statements, disclosure requirements and methods of adoption and noted that there is no impact at this time for our HTM investments and noted a small adjustment for the allowance for bad debt which has been recorded as of March 31, 2023.

The Company considers the applicability and impact of all recently issued accounting pronouncements. Recent accounting pronouncements not specifically identified in our disclosures are either not applicable to the Company or are not expected to have a material effect on our financial condition or results of operations.

Note 3 – Liquidity, Capital Resources and Going Concern

As of March 31, 2023, the Company had working capital of $13,966,018 compared to working capital of $7,060,511 at December 31, 2022.  As of March 31, 2023, the Company had an accumulated deficit of $9,490,325. For the three months ended March 31, 2023, the Company had a net loss of $1,640,343 and used $3,178,476 of net cash in operations for the period.

The Company believes it has sufficient cash-on-hand (including its marketable securities described in Note 2 above) for the Company to meet its financial obligations as they come due at least the next 12 months from the date of the report.

Note 4 – Inventory

Inventory consists of:

Name	Balance at March 31, 2023	Balance at December 31, 2022
Raw materials	$533,925	$755,218
Work-in-process	1,254,094	905,492
Total	$1,788,019	$1,660,710

As of March 31, 2023 and December 31, 2022, the Company noted no inventory impairment and there were no inventory write downs recorded.

Note 5 – Intangible Assets

Intangible assets are recorded at cost and consist of the License Agreement with Duke University. The Company issued Duke University a small number of shares of common stock estimated to have a fair value of $1,073,529 as consideration for granting the Company the license based on the Company’s common stock market price on the date the License Agreement was executed (see Note 9). Intangible assets are comprised of the following as of March 31, 2023 and December 31, 2022:

Name	Estimated Life	Balance at December 31, 2022	Additions	Amortization	Balance at March 31, 2023
License agreement	17 Years	$964,965	$—	$15,787	$949,178
Patents	20 Years	85,057	2,705	1,123	86,639
Total		$1,050,022	$2,705	$16,910	$1,035,817

Name	Estimated Life	Balance at December 31, 2021	Additions	Amortization	Balance at December 31, 2022
License agreement	17 Years	$1,028,114	$-	$63,149	$964,965
Patents	20 Years	34,742	52,292	1,977	85,057
Total		$1,062,856	$52,292	$65,126	$1,050,022

Amortization expense for the three months ended March 31, 2023 and 2022, was $16,910 and $16,458, respectively.

Estimated future amortization expense as of March 31, 2023:

March 31,
2023
2023	$50,827
2024	67,769
2025	67,769
2026	67,769
2027	67,769
Thereafter	713,914
Intangible assets, Net	$1,035,817

Note 6 – Revenue

The following is a summary of our revenues by type for the period ended March 31, 2023 and March 31, 2022:

Name	Balance at March 31, 2023%		Balance at March 31, 2022%
Equipment revenue	$793,458	99%	$273,231	100%
Service revenue	8,000	1%	—	—%
Total	$801,458	100%	$273,231	100%

Unearned Revenue

The following is a summary of our unearned revenue activity for the period ended March 31, 2023 and year ended December 31, 2022:

Name	Balance at March 31, 2023	Balance at December 31, 2022
Unearned revenue at beginning of year	$200,109	$—
Billings deferred	5,000	1,467,189
Recognition of prior unearned revenue	—	(1,267,080)
Unearned revenue at end of year	$205,109	$200,109

Unbilled Accounts Receivable

The following is a summary of our unbilled accounts receivable activity for the period ended March 31, 2023 and the year ended December 31, 2022:

Name	Balance at March 31, 2023	Balance at December 31, 2022
Unbilled accounts receivable at beginning of year	$918,164	$—
Services performed but unbilled	793,458	918,164
Services billed	(39,168)	—
Unbilled accounts receivable at end of year	$1,672,454	$918,164

Note 7 – Stockholder’ Equity

The Company is authorized to issue 50,000,000 preferred stock shares and 200,000,000 common stock shares both with a par value of $0.0001.

Preferred Stock

On October 30, 2020, the Company designated 1,000,000 shares as Series D Convertible Preferred Stock with a par value of $0.0001.

On April 16, 2021, the Company closed on a private placement of 440,125 shares of Series D Convertible Preferred Stock (the “Preferred Stock'') with a par value of $0.0001, yielding gross proceeds of $6,551,691 (the “Private Placement”) and settlement of a $50,000 liability for Preferred Stock shares. The Private Placement proceeds will be used for working capital, primarily for the development, manufacturing and commercialization of 374Water’s Air SCWO systems. The Preferred Stock has a stated value of $15 per share, is convertible into common stock at $0.30 per share and has voting rights based on the underlying shares of common stock. Upon liquidation of the Company, the Preferred Stockholders have a liquidation preference before any assets can be distributed to common stockholders. All of the Preferred Stock were sold pursuant to an exemption from registration requirements under Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. On September 29, 2021, 412,853 shares of Preferred Stock were converted into 20,642,667 shares of common stock.  On January 12, 2022, the Company converted the remaining 27,272 shares of Preferred Stock to 1,363,149 shares of common stock.  As of March 31, 2023, there were no shares of Preferred Stock issued and outstanding.

Common Stock

The holders of common stock are entitled to one vote per share on all matters submitted to a vote of shareholders, including the directors’ election. There is no right to cumulative voting in the election of directors. The holders of common stock are entitled to any dividends that may be declared by the board of directors out of funds legally available for payment of dividends subject to the prior rights of holders of preferred stock and any contractual restrictions the Company has against the payment of dividends on common stock. In the event of our liquidation or dissolution, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no preemptive rights and have no right to convert their common stock into any other securities. As of March 31, 2023, there were 128,840,421 shares of common stock issued and outstanding.

In December 2022, the Company entered into an equity distribution agreement with an underwriter pursuant to which the Company may offer and sell shares of its common stock from time to time through the underwriter as its sales agent. Sales of common stock, if any, will be made at market prices by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Company has no obligation to sell any shares of common stock under the equity distribution agreement, and may at any time suspend offers under the equity distribution agreement, in whole or in part, or terminate the equity distribution agreement.

During the three months ended March 31, 2023, a total of 2,137,876 shares of common stock have been sold pursuant to the equity distribution agreement resulting in a total of $8.35 million in proceeds, net of $0.11 million of commission fees and $0.05 million of accounting and legal fees. As of March 31, 2023, $91.5 million remained available under the Company’s at-the-market public facility, subject to various limitations.

Stock-based compensation

During the three months ended March 31, 2023, and 2022, the Company recorded stock-based compensation of $214,924 and $97,558, respectively, related to common stock issued or vested options to employees and various consultants of the Company. For the three months ended March 31, 2023, $189,283 was charged as general and administrative expenses and $25,641 as research and development expenses in the accompanying condensed consolidated statements of operations.  For the three months ended March 31, 2022, $93,868 was charged as general and administrative expenses and $3,690 as research and development expenses in the accompanying condensed consolidated statements of operations.

Stock Options

Stock option activity for the three months ended March 31, 2023 is summarized as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2022	12,752,000	$0.62	$28,543,370	5.09
Granted	273,000	3.09	—	—
Exercised	—	—	—	—
Expired/forfeit	—	—	—	—
Options outstanding at March 31, 2023	13,025,000	0.67	$52,705,860	4.93

Stock option activity for the three months ended March 31, 2022 is summarized as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2021	12,300,000	$0.37	$30,504,000	5.62
Granted	360,000	3.33	—	—
Exercised	—	—	—	—
Expired/forfeit	—	—	—	—
Options outstanding at March 31, 2022	12,660,000	0.45	$45,576,000	5.39

Total unrecognized compensation associated with these unvested options is approximately $2,213,723 which will be recognized over a period of four years.

The fair value of these options granted were estimated on the date of grant, using the Black-Scholes option-pricing model with the following assumptions:

	March 31, 2023	March 31, 2022
Dividend yield	0.00%	0.00%
Expected life	5.45 – 5.79 Years	5.65 – 5.75 Years
Expected volatility	35.24 – 35.88%	37.73 – 39.18%
Risk-free interest rate	3.58 – 3.97%	1.44 – 2.12%

Stock Warrants

As of March 31, 2023, there were 1,250,000 warrants outstanding which relate to the Series 1 offering executed in December 2021, where investors were offered a warrant for every two common shares purchased during the offering at an exercise price of $2.50 per share. The intrinsic value of all outstanding warrants as of March 31, 2023 was $2,775,000 based on the market price of our common stock of $4.72 per share, which was the Company’s closing per share common stock price as reported on Nasdaq as of March 31, 2023.

During the three months ended March 31, 2023, no warrants were issued or exercised. As of March 31, 2023, there are 1,250,000 outstanding warrants.

 A summary of warrant activity during the three months ended March 31, 2023, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2022	1,250,000	2.50	$450,000	1.96
Issued	—	—	—	—
Exercised	—	—	—	—
Balance at March 31, 2023	1,250,000	2.50	$2,775,000	1.72

Note 8 - Related Party Transactions

In 2021, the Company entered into an agreement to fabricate and manufacture the AirSCWO systems with Merrell Bros. Holding Company. As part of the agreement, the Company appointed Terry Merrell to its board of directors. As of March 31, 2023, Merrell Bros. or their affiliates own stock in excess of 5% of the outstanding common stock.  As of March 31, 2023, the Company incurred $535,201 in related party expenses, of which $514,399 was related to the manufacturing of the AirSCWO systems. As of March 31, 2023, there is an accrual of $446,081 in related party expenses, of which $432,582 related to the manufacturing of the AirSCWO systems.

Note 9 - Commitments

The patented technology underlying 374Water’s supercritical water oxidation (SCWO) units, which was developed principally through the efforts of Messrs. Nagar and Deshusses at the facilities of Duke University, Durham, North Carolina (“Duke”), where Dr. Deshusses is a professor. The SCWO technology is licensed to 374Water pursuant to a worldwide license agreement with Duke executed on April 16, 2021 (the “License Agreement”). In connection with the License Agreement, 374Water also executed an equity transfer Agreement with Duke pursuant to which Duke received a small number of common stock in the Company (See Notes 5 and 7). Under the terms of the License Agreement, the Company is required to make royalty payments based on a percentage of licensed product sales, as defined in the License Agreement which is triggered by the sale of licensed products. Further, the Company is also required to pay royalties on a percentage of sublicensing fees. The Company will reimburse Duke for any ongoing patent expenses incurred. During the three-month period ending March 31, 2023, the Company has not incurred any expenses in connection with this License Agreement. The Company may terminate the license agreement anytime by providing Duke 60 days’ written notice.

Note 10 - Subsequent Events

From April 1, 2023 through May 5, 2023, we raised approximately $717,835 in net proceeds through an at-the-market equity offering of 152,285 shares of common stock.  Pursuant to the at-the-market equity offering, we may issue up to $100 million of common stock, less the amounts already raised.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Readers are cautioned that the statements in this Report that are not descriptions of historical facts may be “forward-looking statements” that are subject to risks and uncertainties. This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are based on the beliefs of our management, as well as on assumptions made by and information currently available to us as of the date of this Report. When used in this Report, the words “plan,” “will,” “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project” and similar expressions are intended to identify such forward-looking statements. Although we believe these statements are reasonable, actual actions, operations and results could differ materially from those indicated by such forward-looking statements as a result of the risk factors included in our 2022 Annual Report on Form 10-K filed with the SEC on March 16, 2023, or other factors. We must caution, however, that this list of factors may not be exhaustive and that these or other factors, many of which are outside of our control, could have a material adverse effect on us and our ability to achieve our objectives. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our condensed consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2020, 2021, and 2022 the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2023.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the condensed consolidated financial statements as general and administrative expense.

Revenue Recognition

Revenues for the three months ended March 31, 2023 were generated from the sale of an AirSCWO system, and consulting and advisory services, which were recognized when the Company performed the service pursuant to its agreements with its clients which was the point in time when the Company completed its performance obligations under the agreements.

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). As of March 31, 2023, there were 1,250,000 outstanding warrants classified as equity.

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

Results of Operations

The following table sets forth, for the periods presented, the consolidated statements of operations data, which is derived from the accompanying consolidated financial statements:

	Period Ended March 31,
	2023	2022	$ Change	% Change
Revenue	$801,458	$273,231	$528,227	193%
Cost of revenues	720,146	247,986	472,160	190%
Net revenue	81,312	25,245	56,067	222%
Operating expenses:
Research and development	355,905	185,653	170,252	92%
Compensation and related expenses	718,760	301,235	417,525	139%
Professional fees	99,572	150,658	(51,086)	(34%)
General and administrative	585,659	261,403	324,256	124%
Total operating expenses	1,759,896	898,950	860,946	96%
Income (loss) from operations	(1,678,584)	(873,705)	(804,879)	92%
Other income (expenses), net	38,241	847	37,394	4,415%
Income (loss) before income taxes	(1,640,343)	(872,858)	(767,485)	88%
Provision for (benefit from) income taxes	—	—	—	0%
Net income (loss)	$(1,640,343)	$(872,858)	$(767,485)	88%

Three Months Ended March 31, 2023, as Compared to the Three Months Ended March 31, 2022

Our business has been focused on development and commercialization of 374Water’s supercritical water oxidation (SCWO) systems. We generated $801,458 and $273,231 in revenue from manufacturing assembly services and from consulting and advisory services during the three months ending March 31, 2023 and March 31, 2022, respectively.

Our general and administrative expenses increased to $585,659 during the three months ending March 31, 2023, as compared to $261,403 in the same period of 2022, primarily because of increased insurance costs and NASDAQ public company expenses.

Our compensation and related expenses increased to $718,760 during the three months ending March 31, 2023, as compared to $301,235 in the same period of 2022, primarily because of increased payroll and fringe benefit expenses produced by an increase in the Company’s employee headcount.

Our professional fees slightly decreased to $99,572 during the three months ending March 31, 2023, as compared to $150,658 in the same period of 2022, primarily because of increased legal fees as a result of hiring in house legal counsel.

Our research and development expenses increased to $355,905 during the three months ending March 31, 2023, as compared to $185,653 in the same period of 2022, primarily because of the increase in engineering expenses and our continued efforts to commercialize our systems.

Liquidity and Capital Resources

We have an at-the-market equity offering under which we may issue up to $100 million of common stock, which is currently effective and under which we commenced selling shares at the end of January 2023, and which will remain available to us in the future.

We have financed our operations since inception principally through the sale of equity securities and sales of product and services. As of March 31, 2023 we had working capital of $13,966,018 compared to working capital of $7,060,511 at December 31, 2022. This increase in working capital is due primarily to the At the Market common stock offering that raised additional capital.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2023. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management identified a material weakness relating to the lack of proper detailed review as of March 31, 2023. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of March 31, 2023.

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

Changes in Internal Control Over Financial Reporting

Except for controls implemented to address the deficiencies described above, there have been no other changes in our internal control over financial reporting during the first three months of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

374WATER INC

Dated: May 8, 2023	By:	/s/ Yaacov Nagar
Yaacov Nagar
Chief Executive Officer

Dated: May 8, 2023	By:	/s/ Israel Abitbol
Israel Abitbol
Chief Financial Officer

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

