Form 10-Q
period 2023-06-30
374Water Inc.
filed 2023-08-08
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 8, 2023, the issuer had 132,667,107 shares of common stock outstanding.

Cautionary Note Regarding Forward-Looking Information

This Form 10-Q contains certain statements related to future results of the Company that are considered “forward-looking statements’’ within the meaning of the Private Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions; interest rate fluctuation; competitive pricing pressures within the Company’s market; equity and fixed income market fluctuation; technological changes; changes in law; changes in fiscal, monetary, regulatory, and tax policies; monetary fluctuations as well as other risks and uncertainties detailed elsewhere in this Form 10-Q or from time-to-time in the filings of the Company with the Securities and Exchange Commission. Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

374Water Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

June 30, 2023 (Unaudited) and December 31, 2022

	2023	2022
Assets
Current Assets:
Cash	$14,599,361	$4,046,937
Accounts receivable, net of allowance of $406 and $0	17,526	—
Unbilled accounts receivable	1,709,027	918,164
Inventory	1,804,495	1,660,710
Investments	—	1,944,464
Prepaid expenses	206,453	153,455
Total Current Assets	18,336,862	8,723,730
Long-Term Assets:
Equipment, net	139,965	143,079
Intangible asset, net	1,021,781	1,050,022
Total Long-Term Assets	1,161,746	1,193,101
Total Assets	$19,498,608	$9,916,831

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$334,229	$1,449,582
Deferred revenue	183,061	200,109
Other liabilities	-	13,528
Total Current Liabilities	517,290	1,663,219
Total Liabilities	517,290	1,663,219
Stockholders’ Equity
Preferred stock: 50,000,000 authorized; par value $0.0001 per share, nil issued and outstanding at June 30, 2023 and December 31, 2022	—	—

Common stock: 200,000,000 common shares authorized, par value $0.0001 per share, 130,679,012 and 126,702,545 shares outstanding at June 30, 2023 and December 31, 2022, respectively	13,067	12,669
Additional paid-in capital	30,103,715	16,110,221
Accumulated (deficit)	(11,140,902)	(7,849,982)
Accumulated other comprehensive loss	5,438	(19,296)
Total Stockholders’ Equity	18,981,318	8,253,612
Total Liabilities and Stockholders’ Equity	$19,498,608	$9,916,831

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Revenue	$49,863	$1,030,528	$851,321	$1,303,759
Cost of Goods Sold	45,257	902,508	765,403	1,150,494
Gross Profit	4,606	128,020	85,918	153,265
Operating Expenses
Research and development	271,964	422,695	627,869	608,348
Compensation and related expenses	733,121	399,448	1,451,881	700,683
Professional Fees	92,285	141,104	191,857	291,760
General and administrative	676,333	379,661	1,261,995	641,067
Total Operating Expenses	1,773,703	1,342,908	3,533,602	2,241,858

Loss from Operations	(1,769,097)	(1,214,888)	(3,447,684)	(2,088,593)

Other Income (Expense)
Interest income	74,967	613	112,826	1,453
Other income	43,553	—	43,938	7
Total Other Income (Expense)	118,520	613	156,764	1,460
Net Loss before Income Taxes	(1,650,577)	(1,214,275)	(3,290,920)	(2,087,133)
Provision for Income Taxes	—	—	—	—

Net Loss	$(1,650,577)	$(1,214,275)	$(3,290,920)	$(2,087,133)

Other comprehensive loss
Change in foreign currency translation	4,943	(771)	5,438	(771)
Change in unrealized loss on marketable securities	—	(11,243)	—	(11,243)
Total other comprehensive gain (loss)	4,943	(12,014)	5,438	(12,014)

Total comprehensive loss	(1,645,634)	(1,226,289)	(3,285,482)	(2,099,147)
Net Loss per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted Average Common Shares Outstanding - Basic and Diluted	129,389,098	126,680,895	128,274,091	126,591,017

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water Inc. and Subsidiaries

Condensed Consolidated Changes in Stockholders’ Equity

For the three months ended June 30, 2023 and 2022

(Unaudited)

For the three and six months ended June 30, 2023

	Preferred Stock		Common Stock		Additional		Other	Total
	Number of		Number of		Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balances, December 31, 2022	—	$—	126,702,545	$12,669	$16,110,221	$(7,849,982)	$(19,296)	$8,253,612
Issuance of shares of common stock	—	—	2,137,876	214	8,294,494	—	—	8,294,708
Stock-based compensation	—	—	—	—	214,924	—	—	214,924
Foreign currency gain (Loss)	—	—	—	—	—	—	824	824
Unrealized gain (loss) on investments	—	—	—	—	—	—	18,967	18,967
Net loss	—	—	—	—	—	(1,640,343)	—	(1,640,343)
Balances, March 31, 2023	—	—	128,840,421	$12,883	$24,619,639	$(9,490,325)	$495	$15,142,692
Issuance of shares of common stock	—	—	1,628,546	163	5,146,567	—	—	5,146,730
Issuance of restricted stock			20,000	2	71,198			71,200
Exercise of stock options			175,045	18	-			18
Exercise of warrants			15,000	1	37,499			37,500
Stock-based compensation	—	—	—	—	228,812	—	—	228,812
Foreign currency gain (Loss)	—	—	—	—	—	—	4,943	4,943
Net loss	—	—	—	—	—	(1,650,577)	—	(1,650,577)
Balances, June 30, 2023	—	—	130,679,012	$13,067	$30,103,715	$(11,140,902)	$5,438	$18,981,318

For the three and six months ended June 30, 2022

	Preferred Stock		Common Stock		Additional		Other	Total
	Number of		Number of		Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balances, December 31, 2021	27,272	$3	125,317,746	$12,531	$15,474,566	$(3,160,015)	$—	$12,327,085
Conversion of preferred shares to common shares	(27,272)	(3)	1,363,149	136	(135)	—	—	(2)
Stock-based compensation	—	—	—	—	97,558	—	—	97,558
Net loss	—	—	—	—	—	(872,858)	—	(872,858)
Balances, March 31, 2022	—	—	126,680,895	$12,667	$15,571,989	$(4,032,873)	—	$11,551,783
Stock-based compensation	—	—	—	—	138,912	—	—	138,912
Foreign currency gain (loss)	—	—	—	—	—	—	(771)	(771)
Unrealized gain (loss) on investments	—	—	—	—	—	—	(11,243)	(11,243)
Net loss	—	—	—	—	—	(1,214,275)	—	(1,214,275)
Balances, June 30, 2022	—	—	126,680,895	$12,667	$15,710,901	$(5,247,148)	$(12,014)	$10,464,406

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2023 and 2022 (Unaudited)

	2023	2022
Cash Flows from Operating Activities
Net loss	$(3,290,920)	$(2,087,133)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	44,281	33,174
Stock based compensation	514,934	236,470
Change in foreign currency translation	5,767	—

Changes in operating assets and liabilities:
Accounts receivable	(17,526)	(242,816)
Unbilled accounts receivable	(790,863)	—
Inventory	(143,785)	—
Prepaid expenses	(52,998)	(309,234)
Accounts payable and accrued expenses	(1,115,353)	619,652
Deferred revenue	(17,048)	732,620
Other liabilities	(13,528)	(6,465)

Cash Provided by (Used In) Operating Activities	(4,877,039)	(1,023,731)

Cash Flows from Investing Activities
Purchase of marketable securities	—	(6,999,927)
Purchase of equipment	(7,303)	(6,608)
Increase in intangible assets	(5,623)	(494)

Cash Provided by (Used In) Investing Activities	(12,926)	(7,007,029)

Cash Flow from Financing Activities
Proceeds from the sale of investments	1,963,430	—
Proceeds from the issuance of common stock	13,478,959	—

Cash Provided by Financing Activities	15,442,389	—

Net Increase in Cash	10,552,424	(8,030,760)
Cash, Beginning of the Period	4,046,937	11,131,175
Cash, End of the Period	$14,599,361	$3,100,415

NON-CASH FINANCING ACTIVITIES
Conversion of preferred stock to common stock	$—	$133

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

Following the Merger, 374Water offers a disruptive technology that transforms certain wet wastes such as sewage sludge, biosolids, food waste, hazardous and non-hazardous waste, and forever chemicals (e.g., PFAS) into recoverable resources by focusing on waste as a valuable resource for water, energy, and minerals. Our goal is to support a new era of waste management that supports a circular economy and enables organizations to achieve their environment, social, and governance (ESG) goals. Our vision is a world without waste and our mission is to help create and preserve a clean and healthy environment that sustains life.

Presentation of Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information. It is management’s opinion that the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q and include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Annual Report on Form 10-K of 374Water Inc. (“374 Water,” “we,” “us,” “our,” or the “Company”) as of and for the year ended December 31, 2022 filed with the SEC on March 16, 2023.

The results of operations for the six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the full year or for future periods. The condensed consolidated financial statements include the accounts of 374Water Inc., 374Water Systems Inc, and 374Water Sustainability Israel LTD, each a wholly-owned subsidiary of 374 Water. Intercompany balances and transactions have been eliminated in consolidation.

Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company held $13,202,816 and $1,182,412 in cash equivalents as of June 30, 2023 and December 31, 2022, respectively.

The Company held marketable securities as of June 30, 2023 as noted in the following table:

	Adjusted Cost	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$14,599,361	—	$14,599,361	$14,599,361	—	—
Level 2:
U.S. Treasury securities	$—	$—	$—	$—	$—	—
Total	$14,599,361	$—	$14,599,361	$14,599,361	$—	—

The Company held marketable securities as of December 31, 2022 as noted in the following table:

	Adjusted Cost	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$4,046,937	—	$4,046,937	$4,046,937	—	—
Level 2:
U.S. Treasury securities	$1,963,432	$18,968	$1,944,464	$—	$1,944,464	—
Total	$6,010,369	$18,968	$5,991,401	$4,046,937	$1,944,464	—

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

•

Investment Securities Held-to-Maturity. Investment securities held-to-maturity (“HTM”) are recorded at their initial cost, and any discount or premium amortized over the remaining life of the security. The carrying value of the investment is adjusted for the amortized amount of any discount or premium at each reporting period.

Accounts Receivable

Accounts receivables consist of balances due from sales, service revenues, unbilled accounts receivables which is for revenues earned but not yet billed, and other receivables relating to common stock subscription purchases where the stock has been transferred but the cash has not been received. The Company monitors accounts receivable and provides allowances when considered necessary. At June 30, 2023 and December 31, 2022, accounts receivable were considered to be fully collectible but in accordance with the allowance for credit losses, the Company recorded an allowance for bad debt based on a reserve of current and aged receivables. Accordingly, an allowance for doubtful accounts of $406 and $0 was recorded as of June 30, 2023 and December 31, 2022, respectively.

Accounts Receivable

Accounts receivables consist of balances due from sales and service revenues and accrued interest from the investment account.

Unbilled Accounts Receivable

Unbilled accounts receivables consist of balances due from sales and service revenue earned but not yet billed.

Accounts receivable allowance for credit losses

The activity related to the accounts receivable allowance for credit losses was as follows:

Name	Six Months Ending at June 30, 2023	Year Ending at December 31, 2022
Beginning balance	$—	$—
Current period provision	406	—
Write-offs	—	—
Ending Balance	$406	$—

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

Property and Equipment

Property and Equipment is recorded at cost. Depreciation is computed using the straight-line method and an estimated useful life of three years. Expenses for maintenance and repairs are charged to expense as incurred. Depreciation expense related to property and equipment was as follows:

	Period Ended June 30,
	2023	2022
Depreciation	$10,417	$728

Intangible Assets

Intangible assets are subject to amortization, and any impairment is determined in accordance with ASC 360, “Property, Plant, and Equipment.” Intangible assets are stated at historical cost and amortized over their estimated useful lives. The Company uses a straight-line method of amortization unless a method that better reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up can be reliably determined. As of June 30, 2023 and December 31, 2022, there was no impairment.

Long-Lived Assets

The Company reviews long-lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses an estimate of the undiscounted cash flows over the remaining life of its long-lived assets, or related group of assets where applicable, in measuring whether the assets to be held and used will be realizable. Recoverability of assets held and used is measured by a comparison of the carrying amount to the future undiscounted expected net cash flows to be generated by the asset. As of June 30, 2023 and December 31, 2022, there were no impairments.

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

Significant customers and suppliers are those that account for greater than 10% of the Company’s revenues and purchases. Our customer revenue for one customer made up over 90% of revenue for the period ended June 30, 2023 and year ended December 31, 2022. In 2023 and 2022, the Company purchased a substantial portion of manufacturing services from one third party vendor, Merrell Bros Fabrication, LLC.

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

The Company’s performance obligations are satisfied over time over the life of the contract. The Company’s revenue arrangements consist of a single performance obligation to transfer services. Revenue is recognized over time by measuring the progress toward complete satisfaction of the performance obligation using specific milestones. These milestones within the contract are assigned revenue recognition percentages, based on overall expected cost-plus margin estimates of those milestones compared to the total cost of the contract. Contract revenues are recognized in the proportion that contract costs incurred bear to total estimated costs. This method is used because management considers the input method to be the best available measure of progress on these contracts. Contract costs include all direct material and labor and subcontractor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation. General, selling, and administrative costs are charged to expense as incurred.

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

Revenues for the six-month period ended June 30, 2023 in the amount of $843,321 were generated from the sale of the AirSCWO system, $8,000 was generated from the sale of treatability services.

Revenues for the six-month period ended June 30, 2022 in the amount of $1,303,759 were generated from the sale of the AirSCWO system.

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

Accounting for Uncertainty in Income Taxes

The Company follows the provisions of ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There were no uncertain tax positions as of June 30, 2023 and December 31, 2022.

Research and Development Costs

The Company’s research and development costs are expensed in the period in which they are incurred. Such expenditures amounted to $627,869 and $608,348 for the six months ended June 30, 2023, and 2022, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share is computed in accordance with ASC Topic 260, “Earnings per Share” Basic weighted-average number of shares of common stock outstanding for the years ended June 30, 2023 and December 31, 2022 include the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for all periods presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive. As of June 30, 2023, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be antidilutive : options for 12,855,467 shares of common stock and 1,235,000 warrants. As of December 31, 2022, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be antidilutive : options for 12,752,000 shares of common stock and 1,250,000 warrants.

Financial Instruments

The Company carries cash, accounts receivable, accounts payable and accrued expenses, at historical costs. The respective estimated fair values of these assets and liabilities approximate carrying values / useful lives of equipment and intangible assets due to their current nature.

Foreign Currency Translation

All assets and liabilities of the Company’s locations whose accounts are denominated in foreign currency are translated into United States dollars at appropriate year-end current exchange rates.  All income and expense accounts of those locations are translated at the average exchange rate for each period. The foreign currency translation amounts for the period ended June 30, 2023 and the year ended December 31, 2022 are included in accumulated comprehensive income on the consolidated statement of changes in stockholders’ equity.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This ASU affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has completed its assessment on the impact of the adoption of the ASU on its financial statements, disclosure requirements and methods of adoption and noted that there is no impact at this time, and noted a small adjustment for the allowance for bad debt which was recorded on January 1, 2023. This has been regularly assessed and most recently updated as of June 30, 2023.

The Company considers the applicability and impact of all recently issued accounting pronouncements. Recent accounting pronouncements not specifically identified in our disclosures are either not applicable to the Company or are not expected to have a material effect on our financial condition or results of operations.

Note 3 – Liquidity, Capital Resources and Going Concern

As of June 30, 2023, the Company had working capital of $17,819,572 compared to working capital of $7,060,511 at December 31, 2022. As of June 30, 2023, the Company had an accumulated deficit of $11,140,902. For the six months ended June 30, 2023, the Company had a net loss of $3,290,920 and used $4,877,039 of net cash in operations for the period.

The Company believes it has sufficient cash-on-hand for the Company to meet its financial obligations as they come due at least the next 12 months from the date of the report.

Note 4 – Inventory

Inventory consists of:

Name	Balance at June 30, 2023	Balance at December 31, 2022
Raw materials	$396,115	$755,218
Work-in-process	1,408,380	905,492
Total	$1,804,495	$1,660,710

As of June 30, 2023 and December 31, 2022, the Company noted no inventory impairment and there were no inventory write downs recorded.

Note 5 – Intangible Assets

Intangible assets are recorded at cost and consist of the License Agreement with Duke University. The Company issued Duke University a small number of shares of common stock estimated to have a fair value of $1,073,529 as consideration for granting the Company the license based on the Company’s common stock market price on the date the License Agreement was executed (see Note 9). Intangible assets are comprised of the following as of June 30, 2023 and December 31, 2022:

Name	Estimated Life	Balance at December 31, 2022	Additions	Amortization	Balance at June 30, 2023
License agreement	17 Years	$964,965	$—	$31,574	$933,391
Patents	20 Years	85,057	5,623	2,290	88,390
Total		$1,050,022	$5,623	$33,864	$1,021,781

Name	Estimated Life	Balance at December 31, 2021	Additions	Amortization	Balance at December 31, 2022
License agreement	17 Years	$1,028,114	$-	$63,149	$964,965
Patents	20 Years	34,742	52,292	1,977	85,057
Total		$1,062,856	$52,292	$65,126	$1,050,022

Amortization expense for the six months ended June 31, 2023 and 2022, was $33,864 and $33,174, respectively.

Estimated future amortization expense as of June 30, 2023:

June 30,
2023
2023	$33,967
2024	67,933
2025	67,933
2026	67,933
2027	67,933
Thereafter	716,082
Intangible assets, Net	$1,021,781

Note 6 – Revenue

The following is a summary of our revenues by type for the six-month period ended June 30, 2023 and June 30, 2022:

Name	June 30, 2023%		June 30, 2022%
Equipment revenue	$843,321	99%	$1,303,759	100%
Service revenue	8,000	1%	—	—%
Total	$851,321	100%	$1,303,759	100%

Deferred Revenue

The following is a summary of our deferred revenue activity for the period ended June 30, 2023 and year ended December 31, 2022:

Name	Balance at June 30, 2023	Balance at December 31, 2022
Deferred revenue at beginning of year	$200,109	$—
Billings deferred	21,190	1,467,189
Recognition of prior deferred revenue	(38,238)	(1,267,080)
Deferred revenue at end of year	$183,061	$200,109

Unbilled Accounts Receivable

The following is a summary of our unbilled accounts receivable activity for the period ended June 30, 2023 and the year ended December 31, 2022:

Name	Balance at June 30, 2023	Balance at December 31, 2022
Unbilled accounts receivable at beginning of year	$918,164	$—
Services performed but unbilled	790,863	918,164
Services billed	—	—
Unbilled accounts receivable at end of period	$1,709,027	$918,164

Note 7 – Stockholders’ Equity

The Company is authorized to issue 50,000,000 preferred stock shares and 200,000,000 common stock shares both with a par value of $0.0001.

Preferred Stock

The Company is authorized, subject to limitations prescribed by Delaware law, to issue up to 50,000,000 shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series and any of its qualifications, limitations or restrictions. The board of directors can increase or decrease the number of shares of any series, but not below the number of shares of that series then outstanding, without any further vote or action by the Company’s stockholders. The Company board of directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring or preventing a change in control of the Company and may adversely affect the market price of the Company’s common stock and the voting and other rights of the holders of the Company’s common stock. As of June 30, 2023, there were no shares of preferred stock issued or outstanding.

Common Stock

The holders of common stock are entitled to one vote per share on all matters submitted to a vote of shareholders, including the directors’ election. There is no right to cumulative voting in the election of directors. The holders of common stock are entitled to any dividends that may be declared by the board of directors out of funds legally available for payment of dividends subject to the prior rights of holders of preferred stock and any contractual restrictions the Company has against the payment of dividends on common stock. In the event of our liquidation or dissolution, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no preemptive rights and have no right to convert their common stock into any other securities. As of June 30, 2023, there were 130,679,012 shares of common stock issued and outstanding.

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

During the six months ended June 30, 2023, a total of 3,766,422 shares of common stock have been sold pursuant to the equity distribution agreement resulting in a total of $13.44 million in proceeds, net of $0.23 million of commission fees and $0.11 million of accounting and legal fees. As of June 30, 2023, $86.56 million remained available under the Company’s at-the-market public facility, subject to various limitations.

Stock-based compensation

During the six months ended June 30, 2023 and 2022, the Company recorded stock-based compensation of $514,934 and $236,471, respectively, related to common stock issued, restricted stock issued, or vested options to employees and various consultants of the Company.

For the six months ended June 30, 2023, $458,540 was charged as general and administrative expenses and $56,394 as research and development expenses in the accompanying condensed consolidated statements of operations. For the six months ended June 30, 2022, $214,381 was charged as general and administrative expenses and $22,089 as research and development expenses in the accompanying condensed consolidated statements of operations.

Stock Options

Stock option activity for the six months ended June 30, 2023 is summarized as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2022	12,752,000	$0.62	$28,543,370	5.09
Granted	273,000	3.09	—	—
Exercised	—	—	—	—
Expired/forfeit	—	—	—	—
Options outstanding at March 31, 2023	13,025,000	0.67	$52,705,860	4.93
Granted	640,000	3.25	—	—
Exercised	(175,045)	(1.05)	—	—
Expired/forfeit	(634,488)	(1.36)	—	—
Options outstanding at June 30, 2023	12,855,467	0.76	$20,968,586	4.73

Stock option activity for the six months ended June 30, 2022 is summarized as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2021	12,300,000	$0.37	$30,504,000	5.62
Granted	360,000	3.33	—	—
Exercised	—	—	—	—
Expired/forfeit	—	—	—	—
Options outstanding at March 31, 2022	12,660,000	0.45	$45,576,000	5.39
Granted	560,000	—	—	—
Exercised	—	—	—	—
Expired/forfeit	(40,000)	4.10	—	—
Options outstanding at June 30, 2022	13,180,000	0.54	$31,683,690	5.31

Total unrecognized compensation associated with these unvested options is approximately $2,342,261 which will be recognized based on the options associated vesting schedules.

The fair value of these options granted were estimated on the date of grant, using the Black-Scholes option-pricing model with the following assumptions:

	June 30, 2023	June 30, 2022
Dividend yield	0.00%	0.00%
Expected life	5.45 – 6.53 Years	5.28 – 6.10 Years
Expected volatility	30.00–35.88%	34.37–39.18%
Risk-free interest rate	3.57–3.97%	1.44–3.56%

Stock Warrants

As of June 30, 2023, there were 1,235,000 warrants outstanding which relate to the Series 1 offering executed in December 2021, where investors were offered a warrant for every two common shares purchased during the offering at an exercise price of $2.50 per share. The intrinsic value of all outstanding warrants as of June 30, 2023 was $0 based on the market price of our common stock of $2.39 per share, which was the Company’s closing per share common stock price as reported on Nasdaq as of June 30, 2023.

During the three months ended June 30, 2023, there were no new warrants issued and there were 15,000 shares of common stock exercised under existing warrants. As of June 30, 2023, there are 1,235,000 outstanding warrants.

 A summary of warrant activity during the six months ended June 30, 2023, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2022	1,250,000	$2.50	$450,000	1.96
Issued	—	—	—	—
Exercised	—	—	—	—
Balance at March 31, 2023	1,250,000	2.50	$2,775,000	1.72
Issued	—	—	—	—
Exercised	(15,000)	2.50	—	—
Balance at June 30, 2023	1,235,000	2.50	$—	1.47

Note 8 - Related Party Transactions

In 2021, the Company entered into an agreement to fabricate and manufacture the AirSCWO systems with Merrell Bros. Holding Company. As part of the agreement, the Company appointed Terry Merrell to its board of directors. As of June 30, 2023, Merrell Bros. or their affiliates own stock in excess of 5% of the outstanding common stock. For the six-month period ending June 30, 2023, the Company incurred $599,571 in related party expenses, all of which was related to non-recurring labor as well as costs associated with the manufacturing of the AirSCWO systems. As of June 30, 2023, there is an accrual of $29,293 in related party expenses, all of which are costs associated with the manufacturing of the AirSCWO systems.

Note 9 - Commitments

The patented technology underlying 374Water’s supercritical water oxidation (SCWO) units, which was developed principally through the efforts of Messrs. Nagar and Deshusses at the facilities of Duke University, Durham, North Carolina (“Duke”), where Dr. Deshusses, the Company’s Head of Technology, is a professor. The SCWO technology is licensed to 374Water pursuant to a worldwide license agreement with Duke executed on April 16, 2021 (the “License Agreement”). In connection with the License Agreement, 374Water also executed an equity transfer Agreement with Duke pursuant to which Duke received a small number of common stock in the Company (See Notes 5 and 7). Under the terms of the License Agreement, the Company is required to make royalty payments based on a percentage of licensed product sales, as defined in the License Agreement which is triggered by the sale of licensed products. Further, the Company is also required to pay royalties on a percentage of sublicensing fees. The Company will reimburse Duke for any ongoing patent expenses incurred. During the six-month period ending June 30, 2023, the Company has not incurred any expenses in connection with this License Agreement. The Company may terminate the license agreement anytime by providing Duke 60 days’ written notice.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our condensed consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2020, 2021, and 2022 the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2023.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the condensed consolidated financial statements as general and administrative expense.

Revenue Recognition

Revenues for the six months ended June 30, 2023 were generated from the sale of an AirSCWO system, and consulting and advisory services, which were recognized when the Company performed the service pursuant to its agreements with its clients which was the point in time when the Company completed its performance obligations under the agreements.

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). As of June 30, 2023, there were 1,235,000 outstanding warrants classified as equity.

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

Overview

374Water offers a technology that transforms certain wet wastes such as sewage sludge, biosolids, food waste, hazardous and non-hazardous waste, and forever chemicals (e.g., PFAS) into recoverable resources by focusing on waste as a valuable resource for water, energy, and minerals. Our goal is to support a new era of waste management that supports a circular economy and enables organizations to achieve their environment, social, and governance (ESG) goals. Our vision is a world without waste and our mission is to help create and preserve a clean and healthy environment that sustains life.

We have developed proprietary waste stream treatment systems based on Supercritical Water Oxidation (SCWO). The term used for the process is AirSCWO. SCWO leverages the unique properties of water in its supercritical phase (above 374 oC and 221 Bar) to convert organic matter to energy and safe products that can be recovered and used. We believe the AirSCWO systems will be largely waste stream agnostic and able to treat a variety of complex, hazardous and non-hazardous waste streams, opening up opportunities for multiple applications in diverse market verticals on an international scale. Most pertinently, the technology is shifting the landscape in addressing environmental challenges that, until now, have been considered unsurmountable (due to science/engineering or cost barriers), one good example being the global PFAS crisis.

We currently outsource manufacturing of the AirSCWO systems to our strategic partner in the US, Merrell Bros., Inc., that have the facilities and capability to rapidly ramp-up manufacturing volumes and also support system modifications and deployment as required per market and clients. We envision in the future applying an outsourced manufacturing model in a few territories, and may consider establishing our own manufacturing capability in geographies where this is needed to adequately grow our market share.

Our goal is to supply the systems to multiple market verticals, and our revenue model includes both capital equipment sales and long-term service agreements based on throughput and capacity (Waste Purchase Agreements). Our market penetration strategy is combined of direct client and channel partner sales routes, depending on the specific market and territory. In some cases, the systems may be white labeled and sold as part of a broader solution package.

Results of Operations

The following table sets forth, for the periods presented, the consolidated statements of operations data, which is derived from the accompanying consolidated financial statements:

	Three-Months Ended June 30
	2023	2022	$ Change	% Change
Revenue	$49,863	$1,030,528	$(980,665)	(95%)
Cost of revenues	45,257	902,508	(857,251)	(95%)
Net revenue	4,606	128,020	(123,414)	(96%)
Operating expenses:
Research and development	271,964	422,695	(150,731)	(36%)
Compensation and related expenses	733,121	399,448	333,673	84%
Professional fees	92,285	141,104	(48,819)	(35%)
General and administrative	676,333	379,661	296,672	78%
Total operating expenses	1,773,703	1,342,908	430,795	32%
Income (loss) from operations	(1,769,097)	(1,214,888)	(554,209)	(46%)
Other income (expenses), net	118,520	613	117,907	19,234%
Income (loss) before income taxes	(1,650,577)	(1,214,275)	(436,302)	(36%)
Provision for (benefit from) income taxes	—	—	—	0%
Net income (loss)	$(1,650,577)	$(1,214,275)	$(436,302)	(36%)

Three Months Ended June 30, 2023, as Compared to the Three Months Ended June 30, 2022

Our business has been focused on the development and commercialization of 374Water’s supercritical water oxidation (SCWO) systems. We generated $49,863 and $1,030,528 in revenue from manufacturing assembly services and from consulting and advisory services during the three months ending June 30, 2023 and June 30, 2022, respectively. The decrease in revenue is primarily due to the long sales cycle process we have in place. In addition, during the three months ending June 30, 2022, our contracts included a greater number of conditions, as compared to the three months ending June 30, 2023, thereby allowing us to generate increased revenue.

Our general and administrative expenses increased to $676,333 during the three months ending June 30, 2023, as compared to $379,661 in the same period of 2022, primarily because of increased stock-based compensation and marketing expenses. The increase in marketing expense is a strategic move aimed at growing our sales pipeline. By investing more in marketing initiatives, we are able to reach a wider audience and attract potential customers to our products and services. These additional marketing efforts help create brand awareness, generate leads, and nurture prospects through the sales funnel. While this increase may appear as a higher expense, it is calculated investment in our company’s growth and long-term success.

Our compensation and related expenses increased to $733,121 during the three months ending June 30, 2023, as compared to $399,448 in the same period of 2022. This is a deliberate step in our strategic growth plan to ensure we have sufficient personnel to support our upcoming growth and sales pipeline. As we aim to expand our business and take advantage of new opportunities, it’s essential to have a talented and capable workforce in place. By investing in human resources, we can build a skilled team that can handle increased demands, provide excellent customer service, and drive innovation within the company. This proactive approach to scaling our personnel aligns with our long-term vision and positions us for success as we move forward.

Our professional fees slightly decreased to $92,285 during the three months ending June 30, 2023, as compared to $141,104 in the same period of 2022, primarily attributed to the increase in headcount within our organization. As we expand our team and hire more skilled professionals, we are able to handle various tasks and projects internally, which reduces our reliance on third-party services.

Our research and development expenses decreased to $271,964 during the three months ending June 30, 2023, as compared to $422,695 in the same period of 2022, is a result of successfully completing the design phase of our systems. In 2023, our focus shifts from the intensive R&D activities to more streamlined efforts to bring the product to market. This transition allows us to allocate resources more efficiently, reducing R&D expenses while concentrating on the crucial steps required for successful commercialization.

	Six-Months Ended June 30,
	2023	2022	$ Change	% Change
Revenue	$851,321	$1,303,759	$(452,438)	(35%)
Cost of revenues	765,403	1,150,494	(385,091)	(33%)
Net revenue	85,918	153,265	(67,347)	(44%)
Operating expenses:
Research and development	627,869	608,348	19,521	3%
Compensation and related expenses	1,451,881	700,683	751,198	107%
Professional fees	191,857	291,760	(99,903)	(34%)
General and administrative	1,261,995	641,067	620,928	97%
Total operating expenses	3,533,602	2,241,858	1,291,744	58%
Income (loss) from operations	(3,447,684)	(2,088,593)	(1,359,091)	(65%)
Other income (expenses), net	156,764	1,460	155,304	10,637%
Income (loss) before income taxes	(3,290,920)	(2,087,133)	(1,203,787)	(58%)
Provision for (benefit from) income taxes	—	—	—	0%
Net income (loss)	$(3,290,920)	$(2,087,133)	$(1,203,787)	(58%)

Six Months Ended June 30, 2023, as Compared to the Six Months Ended June 30, 2022

Our business has been focused on the development and commercialization of 374Water’s supercritical water oxidation (SCWO) systems. We generated $851,321 and $1,303,759 in revenue from manufacturing assembly services and from consulting and advisory services during the six months ending June 30, 2023 and June 30, 2022, respectively. The decrease in revenue is primarily due to the long sales cycle process we have in place. In addition, during the six months ending June 30, 2022, our contracts included a greater number of conditions, as compared to the six months ending June 30, 2023, thereby allowing us to generate increased revenue.

Our general and administrative expenses increased to $1,261,995 during the six months ending June 30, 2023, as compared to $641,067 in the same period of 2022, primarily because of increased stock-based compensation and marketing expenses. The increase in marketing expense is a strategic move aimed at growing our sales pipeline. By investing more in marketing initiatives, we are able to reach a wider audience and attract potential customers to our products and services. These additional marketing efforts help create brand awareness, generate leads, and nurture prospects through the sales funnel. While this increase may appear as a higher expense, it is calculated investment in our company’s growth and long-term success.

Our compensation and related expenses increased to $1,451,881 during the six months ending June 30, 2023, as compared to $700,683 in the same period of 2022. This is a deliberate step in our strategic growth plan to ensure we have sufficient personnel to support our upcoming growth and sales pipeline. As we aim to expand our business and take advantage of new opportunities, it’s essential to have a talented and capable workforce in place. By investing in human resources, we can build a skilled team that can handle increased demands, provide excellent customer service, and drive innovation within the company. This proactive approach to scaling our personnel aligns with our long-term vision and positions us for success as we move forward.

Our professional fees slightly decreased to $191,857 during the six months ending June 30, 2023, as compared to $291,760 in the same period of 2022, primarily attributed to the increase in the headcount within our organization. As we expand our team and hire more skilled professionals, we are able to handle various tasks and projects internally, which reduces our reliance on third-party services.

Our research and development expenses increased to $627,869 during the six months ending June 30, 2023, as compared to $608,348 in the same period of 2022, remained relatively the same as a result of successfully completing the design phase of our systems and shifting our focus from the intensive R&D activities from Q1 to more streamlined efforts in the current quarter in order to bring the product to market. This transition allows us to allocate resources more efficiently, reducing R&D expenses while concentrating on the crucial steps required for successful commercialization.

Liquidity and Capital Resources

We have an at-the-market equity offering under which we may issue up to $100 million of common stock, which is currently effective and under which we commenced selling shares at the end of January 2023, and which will remain available to us in the future.

We have financed our operations since inception principally through the sale of equity securities and sales of product and services. As of June 30, 2023, we had working capital of $17,819,572 compared to working capital of $7,060,511 at December 31, 2022. This increase in working capital is due primarily to the at-the-market common stock offering that raised additional capital.

We believe that these funds will satisfy our working capital needs for the next 12 months from the report date. There can be no assurance that these funds will be sufficient to finance our plan of operations and commercialize our systems or that we will be able to raise any necessary additional funds on a commercially reasonable basis or at all.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2023. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management has remediated the material weakness relating to the lack of proper detailed review as of June 30, 2023. The Company increased its oversight over financial reporting following the addition of an internal financial reporting manager as well as enhanced controls around reporting. As a result of this remediated material weakness, our management concluded that our internal control over financial reporting was effective as of June 30, 2023.

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

Changes in Internal Control Over Financial Reporting

Except for controls implemented to address the deficiencies described above, there have been no other changes in our internal control over financial reporting during the first six months of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

374WATER INC

Dated: August 8, 2023	By:	/s/ Yaacov Nagar
Yaacov Nagar
Chief Executive Officer

Dated: August 8, 2023	By:	/s/ Israel Abitbol
Israel Abitbol
Chief Financial Officer

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

