Form 10-Q
period 2023-09-30
374Water Inc.
filed 2023-11-09
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 9, 2023, the issuer had 132,667,107 shares of common stock outstanding.

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

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

374Water Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

September 30, 2023 (Unaudited) and December 31, 2022

	2023	2022
Assets
Current Assets:
Cash	$12,802,091	$4,046,937
Accounts receivable, net of allowance of $74 and $0	16,761	—
Unbilled accounts receivable	1,697,576	918,164
Inventory	1,910,123	1,660,710
Investments	—	1,944,464
Prepaid expenses	416,464	153,455
Total Current Assets	16,843,015	8,723,730
Long-Term Assets:
Equipment, net	182,099	143,079
Intangible asset, net	1,004,957	1,050,022
Total Long-Term Assets	1,187,056	1,193,101
Total Assets	$18,030,071	$9,916,831

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$382,027	$1,449,582
Deferred revenue	183,060	200,109
Other liabilities	—	13,528
Total Current Liabilities	565,087	1,663,219
Total Liabilities	565,087	1,663,219
Stockholders’ Equity
Preferred stock: 50,000,000 authorized; par value $0.0001 per share, nil issued and outstanding at September 30, 2023 and December 31, 2022	—	—

Common stock: 200,000,000 common shares authorized, par value $0.0001 per share, 132,667,107 and 126,702,545 shares outstanding at September 30, 2023 and December 31, 2022, respectively	13,266	12,669
Additional paid-in capital	30,326,463	16,110,221
Accumulated (deficit)	(12,872,333)	(7,849,982)
Accumulated other comprehensive loss	(2,412)	(19,296)
Total Stockholders’ Equity	17,464,984	8,253,612
Total Liabilities and Stockholders’ Equity	$18,030,071	$9,916,831

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Revenue	$12,290	$922,718	$863,611	$2,226,477
Cost of Goods Sold	178,680	812,386	944,082	1,962,879
Gross Profit (Loss)	(166,390)	110,332	(80,471)	263,598
Operating Expenses
Research and development	317,573	118,253	945,443	726,602
Compensation and related expenses	739,181	435,297	2,191,061	1,135,979
Professional fees	117,543	82,752	309,398	375,313
General and administrative	541,697	387,018	1,803,691	1,027,287
Total Operating Expenses	1,715,994	1,023,320	5,249,593	3,265,181

Loss from Operations	(1,882,384)	(912,988)	(5,330,064)	(3,001,583)

Other Income (Expense)
Interest income	148,834	162	261,660	1,617
Other income	2,119	—	46,053	7
Total Other Income (Expense)	150,953	162	307,713	1,624
Net Loss before Income Taxes	(1,731,431)	(912,826)	(5,022,351)	(2,999,959)
Provision for Income Taxes	—	—	—	—

Net Loss	$(1,731,431)	$(912,826)	$(5,022,351)	$(2,999,959)

Other Comprehensive Loss
Change in foreign currency translation	(7,850)	—	(2,412)	(850)
Change in unrealized loss on marketable securities	—	(3,122)	—	(3,122)
Total other comprehensive gain (loss)	(7,850)	(3,122)	(2,412)	(3,972)

Total Comprehensive Loss	(1,739,281)	(915,948)	(5,024,763)	(3,003,931)
Net Loss per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.04)	$(0.02)

Weighted Average Common Shares Outstanding - Basic and Diluted	132,145,497	126,680,895	129,578,743	126,621,412

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water Inc. and Subsidiaries

Condensed Consolidated Changes in Stockholders’ Equity

For the nine months ended September 30, 2023 and 2022

(Unaudited)

For the three and nine months ended September 30, 2023

	Preferred Stock		Common Stock		Additional		Other	Total
	Number of		Number of		Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balances, December 31, 2022	—	$—	126,702,545	$12,669	$16,110,221	$(7,849,982)	$(19,296)	$8,253,612
Issuance of shares of common stock	—	—	2,137,876	214	8,294,494	—	—	8,294,708
Stock-based compensation	—	—	—	—	214,924	—	—	214,924
Foreign currency gain (Loss)	—	—	—	—	—	—	824	824
Unrealized gain (loss) on investments	—	—	—	—	—	—	18,967	18,967
Net loss	—	—	—	—	—	(1,640,343)	—	(1,640,343)
Balances, March 31, 2023	—	—	128,840,421	$12,883	$24,619,639	$(9,490,325)	$495	$15,142,692
Issuance of shares of common stock	—	—	1,628,546	163	5,146,567	—	—	5,146,730
Issuance of restricted stock			20,000	2	71,198			71,200
Exercise of stock options			175,045	18	—			18
Exercise of warrants			15,000	1	37,499			37,500
Stock-based compensation	—	—	—	—	228,812	—	—	228,812
Foreign currency gain (Loss)	—	—	—	—	—	—	4,943	4,943
Net loss	—	—	—	—	—	(1,650,577)	—	(1,650,577)
Balances, June 30, 2023	—	—	130,679,012	$13,067	$30,103,715	$(11,140,902)	$5,438	$18,981,318
Exercise of stock options			1,988,095	199	99,801			100,000
ATM issuance					(30,069)			(30,069)
Stock-based compensation	—	—	—	—	153,016	—	—	153,016
Foreign currency gain (Loss)	—	—	—	—	—	—	(7,850)	(7,850)
Net loss	—	—	—	—	—	(1,731,431)	—	(1,731,431)
Balances, September 30, 2023	—	—	132,667,107	$13,266	$30,326,463	$(12,872,333)	$(2,412)	$17,464,984

For the three and nine months ended September 30, 2022

	Preferred Stock		Common Stock		Additional		Other	Total
	Number of		Number of		Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balances, December 31, 2021	27,272	$3	125,317,746	$12,531	$15,474,566	$(3,160,015)	$—	$12,327,085
Conversion of preferred shares to common shares	(27,272)	(3)	1,363,149	136	(135)	—	—	(2)
Stock-based compensation	—	—	—	—	97,558	—	—	97,558
Net loss	—	—	—	—	—	(872,858)	—	(872,858)
Balances, March 31, 2022	—	—	126,680,895	$12,667	$15,571,989	$(4,032,873)	—	$11,551,783
Stock-based compensation	—	—	—	—	138,912	—	—	138,912
Foreign currency gain (loss)	—	—	—	—	—	—	(771)	(771)
Unrealized gain (loss) on investments	—	—	—	—	—	—	(11,243)	(11,243)
Net loss	—	—	—	—	—	(1,214,275)	—	(1,214,275)
Balances, June 30, 2022	—	—	126,680,895	$12,667	$15,710,901	$(5,247,148)	$(12,014)	$10,464,406
Stock-based compensation	—	—	—	—	183,524	—	—	183,524
Foreign currency gain (loss)	—	—	—	—	—	—	(78)	(78)
Unrealized gain (loss) on investments	—	—	—	—	—	—	8,121	8,121
Net loss	—	—	—	—	—	(912,826)	—	(912,826)
Balances, September 30, 2022	—	—	126,680,895	$12,667	$15,894,426	$(6,159,975)	$(3,971)	$9,743,147

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2023 and 2022 (Unaudited)

	2023	2022
Cash Flows from Operating Activities
Net loss	$(5,022,351)	$(2,999,959)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	63,582	50,052
Stock based compensation	667,950	419,995
Change in foreign currency translation	(2,083)	—

Changes in operating assets and liabilities:
Accounts receivable	(16,761)	(164,600)
Unbilled accounts receivable	(779,412)	—
Inventory	(249,413)	—
Prepaid expenses	(263,009)	(1,079,467)
Accounts payable and accrued expenses	(1,067,555)	980,679
Deferred revenue	(17,049)	200,109
Other liabilities	(13,528)	(5,002)

Cash Provided by (Used In) Operating Activities	(6,699,629)	(2,598,193)

Cash Flows from Investing Activities
Purchase of marketable securities	—	(5,998,243)
Purchase of equipment	(51,813)	(125,011)
Increase in intangible assets	(5,724)	(1,745)

Cash Provided by (Used In) Investing Activities	(57,537)	(6,123,999)

Cash Flows from Financing Activities
Proceeds from the sale of investments	1,963,431	—
Proceeds from the issuance of common stock	13,548,889	—

Cash Provided by Financing Activities	15,512,320	—

Net Increase in Cash	8,755,154	(8,723,192)
Cash, Beginning of the Period	4,046,937	11,131,175
Cash, End of the Period	$12,802,091	$2,407,983

NON-CASH FINANCING ACTIVITIES
Conversion of preferred stock to common stock	$—	$133

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

On April 16, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger”) with 374Water Inc., a privately held company based in Durham, North Carolina, and 374Water Acquisition Corp., a newly-formed wholly-owned subsidiary of PowerVerde.

Following the Merger, 374Water offers a technology that transforms certain wet wastes such as sewage sludge, biosolids, food waste, hazardous and non-hazardous waste, and forever chemicals (e.g., PFAS) into recoverable resources by focusing on waste as a valuable resource for water, energy, and minerals. Our goal is to support a new era of waste management that supports a circular economy and enables organizations to achieve their environment, social, and governance (ESG) goals. Our vision is a world without waste and our mission is to help create and preserve a clean and healthy environment that sustains life.

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

The results of operations for the nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the full year or for future periods. The condensed consolidated financial statements include the accounts of 374Water Inc., 374Water Systems Inc, and 374Water Sustainability Israel LTD, each a wholly-owned subsidiary of 374 Water. Intercompany balances and transactions have been eliminated in consolidation.

Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company held $12,354,391 and $1,182,412 in cash equivalents as of September 30, 2023 and December 31, 2022, respectively.

The Company held marketable securities as of September 30, 2023 as noted in the following table:

	Adjusted Cost	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$12,802,091	—	$12,802,091	$12,802,091	—	—
Level 2:
U.S. Treasury securities	$—	$—	$—	$—	$—	—
Total	$12,802,091	$—	$12,802,091	$12,802,091	$—	—

The Company held marketable securities as of December 31, 2022 as noted in the following table:

	Adjusted Cost	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Cash	$4,046,937	—	$4,046,937	$4,046,937	—	—
Level 2:
U.S. Treasury securities	$1,963,432	$18,968	$1,944,464	$—	$1,944,464	—
Total	$6,010,369	$18,968	$5,991,401	$4,046,937	$1,944,464	—

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

Accounts Receivable

Accounts receivables consist of balances due from sales, service revenues, unbilled accounts receivables which is for revenues earned but not yet billed, and other receivables relating to common stock subscription purchases where the stock has been transferred but the cash has not been received. The Company monitors accounts receivable and provides allowances when considered necessary. At September 30, 2023 and December 31, 2022, accounts receivable were considered to be fully collectible but in accordance with the allowance for credit losses, the Company recorded an allowance for bad debt based on a reserve of current and aged receivables. Accordingly, an allowance for doubtful accounts of $74 and $0 was recorded as of September 30, 2023 and December 31, 2022, respectively.

Accounts Receivable

Accounts receivables consist of balances due from sales and service revenues and accrued interest from the investment account.

Unbilled Accounts Receivable

Unbilled accounts receivables consist of balances due from sales and service revenue earned but not yet billed.

Accounts receivable allowance for credit losses

The activity related to the accounts receivable allowance for credit losses was as follows:

Name	Nine Months Ending at September 30, 2023	Year Ending at December 31, 2022
Beginning balance	$—	$—
Current period provision	74	—
Write-offs	—	—
Ending Balance	$74	$—

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

Property and Equipment

Property and Equipment is recorded at cost. Depreciation is computed using the straight-line method and an estimated useful life of three years. Expenses for maintenance and repairs are charged to expense as incurred. Depreciation expense related to property and equipment was as follows:

	Period Ended September 30,
	2023	2022
Depreciation	$12,793	$1,374

Intangible Assets

Intangible assets are subject to amortization, and any impairment is determined in accordance with ASC 360, “Property, Plant, and Equipment.” Intangible assets are stated at historical cost and amortized over their estimated useful lives. The Company uses a straight-line method of amortization unless a method that better reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up can be reliably determined. As of September 30, 2023 and December 31, 2022, there was no impairment.

Long-Lived Assets

The Company reviews long-lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses an estimate of the undiscounted cash flows over the remaining life of its long-lived assets, or related group of assets where applicable, in measuring whether the assets to be held and used will be realizable. Recoverability of assets held and used is measured by a comparison of the carrying amount to the future undiscounted expected net cash flows to be generated by the asset. As of September 30, 2023 and December 31, 2022, there were no impairments.

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

Significant customers and suppliers are those that account for greater than 10% of the Company’s revenues and purchases. Our customer revenue for one customer made up 96% and 97% of revenue for the period ended September 30, 2023 and September 30, 2022, respectively. In 2023 and 2022, the Company purchased a substantial portion of manufacturing services from one third party vendor, Merrell Bros Fabrication, LLC.

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

The Company’s performance obligations are satisfied over time and over the life of the contract. The Company’s revenue arrangements consist of a single performance obligation to transfer services. Revenue is recognized over time by measuring the progress toward complete satisfaction of the performance obligation using specific milestones. These milestones within the contract are assigned revenue recognition percentages, based on overall expected cost-plus margin estimates of those milestones compared to the total cost of the contract. Contract revenues are recognized in the proportion that contract costs incurred bear to total estimated costs. This method is used because management considers the input method to be the best available measure of progress on these contracts. Due to a change in gross margin during the current period, the revenue recognition percentages were updated, reflecting a change in estimate. Contract costs include all direct material and labor and subcontractor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation. General, selling, and administrative costs are charged to expense as incurred.

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

Revenues for the nine-month period ended September 30, 2023 in the amount of $833,294 were generated from the sale of an AirSCWO system and $30,317 was generated from our treatability study services.

Revenues for the nine-month period ended September 30, 2022 in the amount of $2,162,702 were generated from the sale of an AirSCWO system and $63,775 was generated from our treatability study services.

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

Accounting for Uncertainty in Income Taxes

The Company follows the provisions of ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There were no uncertain tax positions as of September 30, 2023 and December 31, 2022.

Research and Development Costs

The Company’s research and development costs are expensed in the period in which they are incurred. Such expenditures amounted to $945,443 and $726,602 for the nine months ended September 30, 2023 and September 30, 2022, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share is computed in accordance with ASC Topic 260, “Earnings per Share” Basic weighted-average number of shares of common stock outstanding for the years ended September 30, 2023 and December 31, 2022 include the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for all periods presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive. As of September 30, 2023, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be antidilutive: options for 10,628,000 shares of common stock and 1,235,000 warrants. As of December 31, 2022, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be antidilutive: options for 12,752,000 shares of common stock and 1,250,000 warrants.

Financial Instruments

The Company carries cash, accounts receivable, accounts payable and accrued expenses, at historical costs. The respective estimated fair values of these assets and liabilities approximate carrying values / useful lives of equipment and intangible assets due to their current nature.

Foreign Currency Translation

All assets and liabilities of the Company’s locations whose accounts are denominated in foreign currency are translated into United States dollars at appropriate year-end current exchange rates. All income and expense accounts of those locations are translated at the monthly average exchange rate for each period. The foreign currency translation amounts for the period ended September 30, 2023 and the year ended December 31, 2022 are included in accumulated comprehensive income on the consolidated statement of changes in stockholders’ equity.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This ASU affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has completed its assessment on the impact of the adoption of the ASU on its financial statements, disclosure requirements and methods of adoption and noted that there is no impact at this time, and noted a small adjustment for the allowance for bad debt which was recorded on January 1, 2023. This has been regularly assessed and most recently updated as of September 30, 2023.

The Company considers the applicability and impact of all recently issued accounting pronouncements. Recent accounting pronouncements not specifically identified in our disclosures are either not applicable to the Company or are not expected to have a material effect on our financial condition or results of operations.

Note 3 – Liquidity, Capital Resources and Going Concern

As of September 30, 2023, the Company had working capital of $16,277,928 compared to working capital of $7,060,511 at December 31, 2022. As of September 30, 2023, the Company had an accumulated deficit of $12,872,333. For the nine months ended September 30, 2023, the Company had a net loss of $5,022,351 and used $6,699,631 of net cash in operations for the period.

The Company believes it has sufficient cash-on-hand for the Company to meet its financial obligations as they come due at least the next 12 months from the date of the report.

Note 4 – Inventory

Inventory consists of:

Name	Balance at September 30, 2023	Balance at December 31, 2022
Raw materials	$416,603	$755,218
Work-in-process	1,493,520	905,492
Total	$1,910,123	$1,660,710

As of September 30, 2023 and December 31, 2022, the Company noted no inventory impairment and there were no inventory write downs recorded.

Note 5 – Intangible Assets

Intangible assets are recorded at cost and consist of the License Agreement with Duke University. The Company issued Duke University a small number of shares of common stock estimated to have a fair value of $1,073,529 as consideration for granting the Company the license based on the Company’s common stock market price on the date the License Agreement was executed (see Note 9). Intangible assets are comprised of the following as of September 30, 2023 and December 31, 2022:

Name	Estimated Life	Balance at December 31, 2022	Additions	Amortization	Balance at September 30, 2023
License agreement	17 Years	$964,965	$—	$47,305	$917,660
Patents	20 Years	85,057	5,724	3,484	87,297
Total		$1,050,022	$5,724	$50,789	$1,004,957

Name	Estimated Life	Balance at December 31, 2021	Additions	Amortization	Balance at December 31, 2022
License agreement	17 Years	$1,028,114	$—	$63,149	$964,965
Patents	20 Years	34,742	52,292	1,977	85,057
Total		$1,062,856	$52,292	$65,126	$1,050,022

Amortization expense for the nine months ended September 30, 2023 and 2022, was $50,789 and $48,678, respectively.

Estimated future amortization expense as of September 30, 2023:

September 30, 2023
2023	$17,041
2024	67,933
2025	67,933
2026	67,933
2027	67,933
Thereafter	716,184
Intangible assets, Net	$1,004,957

Note 6 – Revenue

The following is a summary of our revenues by type for the nine-month period ended September 30, 2023 and September 30, 2022:

Name	September 30, 2023%		September 30, 2022%
Equipment revenue	$833,294	96%	$21,662,702	97%
Service revenue	30,317	4%	63,775	3%
Total	$863,611	100%	$2,226,477	100%

Deferred Revenue

The following is a summary of our deferred revenue activity for the period ended September 30, 2023 and year ended December 31, 2022:

Name	Balance at September 30, 2023	Balance at December 31, 2022
Deferred revenue at beginning of year	$200,109	$—
Billings deferred	21,190	1,467,189
Recognition of prior deferred revenue	(38,239)	(1,267,080)
Deferred revenue at end of year	$183,060	$200,109

Unbilled Accounts Receivable

The following is a summary of our unbilled accounts receivable activity for the period ended September 30, 2023 and the year ended December 31, 2022:

Name	Balance at September 30, 2023	Balance at December 31, 2022
Unbilled accounts receivable at beginning of year	$918,164	$—
Services performed but unbilled	839,391	918,164
Services billed	(59,979)	—
Unbilled accounts receivable at end of period	$1,697,576	$918,164

Note 7 – Stockholders’ Equity

The Company is authorized to issue 50,000,000 preferred stock shares and 200,000,000 common stock shares both with a par value of $0.0001.

Preferred Stock

The Company is authorized, subject to limitations prescribed by Delaware law, to issue up to 50,000,000 shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each series and to fix the designation, powers, preferences, and rights of the shares of each series and any of its qualifications, limitations or restrictions. The board of directors can increase or decrease the number of shares of any series, but not below the number of shares of that series then outstanding, without any further vote or action by the Company’s stockholders. The Company board of directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring, or preventing a change in control of the Company and may adversely affect the market price of the Company’s common stock and the voting and other rights of the holders of the Company’s common stock. As of September 30, 2023, there were no shares of preferred stock issued or outstanding.

Common Stock

The holders of common stock are entitled to one vote per share on all matters submitted to a vote of shareholders, including the directors’ election. There is no right to cumulative voting in the election of directors. The holders of common stock are entitled to any dividends that may be declared by the board of directors out of funds legally available for payment of dividends subject to the prior rights of holders of preferred stock and any contractual restrictions the Company has against the payment of dividends on common stock. In the event of our liquidation or dissolution, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no preemptive rights and have no right to convert their common stock into any other securities. As of September 30, 2023, there were 132,667,107 shares of common stock issued and outstanding.

In December 2022, the Company entered into an equity distribution agreement with an underwriter pursuant to which the Company may offer and sell shares of its common stock from time to time through the underwriter as its sales agent. Sales of common stock, if any, will be made at market prices by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Company has no obligation to sell any shares of common stock under the open market sale agreement and may at any time suspend offers under the open market sale agreement, in whole or in part, or terminate the equity distribution agreement.

During the nine months ended September 30, 2023, a total of 3,766,422 shares of common stock have been sold pursuant to the open market sale agreement resulting in a total of $13.41 million in proceeds, net of $0.23 million of commission fees and $0.14 million of accounting and legal fees. As of September 30, 2023, $86.56 million remained available under the Company’s at-the-market public facility, subject to various limitations.

Stock-based compensation

During the nine months ended September 30, 2023 and September 30, 2022, the Company recorded stock-based compensation of $667,950 and $419,995, respectively, related to common stock issued, restricted stock issued, or vested options to employees and various consultants of the Company.

For the nine months ended September 30, 2023, $583,549 was charged as general and administrative expenses and $84,401 as research and development expenses in the accompanying condensed consolidated statements of operations. For the nine months ended September 30, 2022, $380,383 was charged as general and administrative expenses and $39,612 as research and development expenses in the accompanying condensed consolidated statements of operations.

Stock Options

Stock option activity for the nine months ended September 30, 2023 is summarized as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2022	12,752,000	$0.62	$28,543,370	5.09
Granted	273,000	3.09	—	—
Exercised	—	—	—	—
Expired/forfeit	—	—	—	—
Options outstanding at March 31, 2023	13,025,000	$0.67	$52,705,860	4.93
Granted	640,000	3.25	—	—
Exercised	(175,045)	(1.05)	—	—
Expired/forfeit	(634,488)	(1.36)	—	—
Options outstanding at June 30, 2023	12,855,467	$0.76	$20,968,586	4.73
Granted	144,000	1.72	—	—
Exercised	(1,988,095)	(0.16)	—	—
Expired/forfeit	(383,372)	(1.42)	—	—
Options outstanding at September 30, 2023	10,628,000	$0.86	$4,049,090	4.77

Stock option activity for the nine months ended September 30, 2022 is summarized as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2021	12,300,000	$0.37	$30,504,000	5.62
Granted	360,000	3.33	—	—
Exercised	—	—	—	—
Expired/forfeit	—	—	—	—
Options outstanding at March 31, 2022	12,660,000	$0.45	$45,576,000	5.39
Granted	560,000	—	—	—
Exercised	—	—	—	—
Expired/forfeit	(40,000)	4.10	—	—
Options outstanding at June 30, 2022	13,180,000	$0.54	$31,683,690	5.31
Granted	270,000	2.39	—	—
Exercised	—	—	—	—
Expired/forfeit	(58,000)	3.35	—	—
Options outstanding at September 30, 2022	13,392,000	$0.56	$30,383,910	5.13

Total unrecognized compensation associated with these unvested options is approximately $2,369,014 which will be recognized based on the options associated vesting schedules.

The fair value of these options granted were estimated on the date of grant, using the Black-Scholes option-pricing model with the following assumptions:

	September 30, 2023	September 30, 2022
Dividend yield	0.00%	0.00%
Expected life	5.45 – 6.53 Years	5.28 – 6.10 Years
Expected volatility	30.00–35.88%	34.73–34.79%
Risk-free interest rate	3.57–4.43%	3.06-3.94%

Stock Warrants

As of September 30, 2023, there were 1,235,000 warrants outstanding which relate to the Series 1 offering executed in December 2021, where investors were offered a warrant for every two common shares purchased during the offering at an exercise price of $2.50 per share. The intrinsic value of all outstanding warrants as of September 30, 2023 was $0 based on the market price of our common stock of $1.24 per share, which was the Company’s closing per share common stock price as reported on Nasdaq as of September 30, 2023.

During the three months ended September 30, 2023, there were no new warrants issued or exercised under existing warrants. As of September 30, 2023, there are 1,235,000 outstanding warrants.

 A summary of warrant activity during the nine months ended September 30, 2023, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2022	1,250,000	$2.50	$450,000	1.96
Issued	—	—	—	—
Exercised	—	—	—	—
Balance at March 31, 2023	1,250,000	$2.50	$2,775,000	1.72
Issued	—	—	—	—
Exercised	(15,000)	2.50	—	—
Balance at June 30, 2023	1,235,000	$2.50	$—	1.47
Issued	—	—	—	—
Exercised	—	—	—	—
Balance at September 30, 2023	1,235,000	$2.50	$—	1.21

Note 8 - Related Party Transactions

In 2021, the Company entered into an agreement to fabricate and manufacture the AirSCWO systems with Merrell Bros. Holding Company. As part of the agreement, the Company appointed Terry Merrell to its board of directors. As of September 30, 2023, Merrell Bros. or their affiliates own stock in excess of 4% of the outstanding common stock. For the nine-month period ending September 30, 2023, the Company incurred $736,775 in related party expenses, all of which was related to non-recurring labor as well as costs associated with the manufacturing of the AirSCWO systems. As of September 30, 2023, there is an accrual of $131,923 in related party expenses, all of which are costs associated with the manufacturing of the AirSCWO systems.

Note 9 - Commitments

The patented technology underlying 374Water’s supercritical water oxidation (SCWO) units, which was developed principally through the efforts of Yaacov Nagar and Marc Deshusses at the facilities of Duke University, Durham, North Carolina (“Duke”), where Dr. Deshusses, the Company’s Head of Technology, is a professor. The SCWO technology is licensed to 374Water pursuant to a worldwide license agreement with Duke executed on April 16, 2021 (the “License Agreement”). In connection with the License Agreement, 374Water also executed an equity transfer Agreement with Duke pursuant to which Duke received a small number of common stock in the Company (See Notes 5 and 7). Under the terms of the License Agreement, the Company is required to make royalty payments based on a percentage of licensed product sales, as defined in the License Agreement which is triggered by the sale of licensed products. Further, the Company is also required to pay royalties on a percentage of sublicensing fees. The Company will reimburse Duke for any ongoing patent expenses incurred. During the nine-month period ending September 30, 2023, the Company has not incurred any expenses in connection with this License Agreement. The Company may terminate the license agreement anytime by providing Duke with 60 days’ written notice.

Note 10 - Legal Contingencies

From time to time, the Company may become subject to various legal proceedings, claims, and other contingent liabilities that may arise in the ordinary course of our business activities. These could be individual or in the aggregate materially affect our financial condition, future results of operations or cash flows. As a matter of course, we would be prepared to both litigate these matters to judgment as needed, as well as to evaluate and consider reasonable settlement opportunities.

On a quarterly basis, we review our litigation accrual liabilities as needed, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously established accrual liabilities when warranted by changes in circumstances, in each case based on the then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. As of September 30, 2023, the Company is not currently subject to any material legal proceedings.

Note 11 - Subsequent Events

On November 6, 2023, the Company appointed Brad Meyers as Chief Operating Officer (COO). The appointment of Mr. Meyers is considered a non-recognized subsequent event that occurred after the balance sheet date but before the issuance of these financial statements.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our condensed consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2020, 2021, and 2022 the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2023.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the condensed consolidated financial statements as general and administrative expense.

Revenue Recognition

Revenues for the nine months ended September 30, 2023 were generated from the sale of an AirSCWO system, and treatability study services, which were recognized over time by measuring the progress toward complete satisfaction of the performance obligation using specific milestones pursuant to its agreements with its clients.

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). As of September 30, 2023, there were 1,235,000 outstanding warrants classified as equity.

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

Overview

374Water offers a technology that transforms certain wet wastes such as sewage sludge, biosolids, food waste, hazardous and non-hazardous waste, and forever chemicals (e.g., PFAS) into recoverable resources by focusing on waste as a valuable resource for water, energy, and minerals. Our goal is to support a new era of waste management that supports a circular economy and enables organizations to achieve their environmental, social, and governance (ESG) goals. Our vision is a world without waste and our mission is to help create and preserve a clean and healthy environment that sustains life.

We have developed proprietary waste stream treatment systems based on Supercritical Water Oxidation (SCWO). The term used for the process is AirSCWO. SCWO leverages the unique properties of water in its supercritical phase (above 374 oC and 221 Bar) to convert organic matter to energy and safe products that can be recovered and used. Most pertinently, the technology is shifting the landscape in addressing environmental challenges that, until now, have been considered unsurmountable (due to science/engineering or cost barriers), one good example being the global PFAS crisis. We believe the AirSCWO systems will be able to treat a variety of complex, hazardous and non-hazardous waste streams, opening up opportunities for multiple applications in diverse market verticals on an international scale.

We currently outsource manufacturing of the AirSCWO systems to our strategic partner in the US, Merrell Bros., Inc., who have the facilities and capability to rapidly ramp-up manufacturing volumes and also support system modifications and deployment as required per market and clients. We envision in the future applying an outsourced manufacturing model in a few territories and may consider establishing our own manufacturing capability in geographies where this is needed to adequately grow our market share.

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

Results of Operations

The following table sets forth, for the periods presented, the consolidated statements of operations data, which is derived from the accompanying consolidated financial statements:

	Three-Months Ended September 30
	2023	2022	$ Change	% Change
Revenue	$12,290	$922,718	$(910,428)	(99%)
Cost of revenues	178,680	812,386	(633,706)	(78%)
Gross Profit (Loss)	(166,390)	110,332	(276,722)	(251%)
Operating expenses:
Research and development	317,573	118,253	199,320	169%
Compensation and related expenses	739,181	435,297	303,884	70%
Professional fees	117,543	82,752	34,791	42%
General and administrative	541,697	387,018	154,679	40%
Total operating expenses	1,715,994	1,023,320	692,674	68%
Loss from operations	(1,882,384)	(912,988)	(969,396)	106%
Other income (expenses), net	150,953	162	150,791	93,081%
Loss before income taxes	(1,731,431)	(912,826)	(818,605)	(90%)
Provision for (benefit from) income taxes	—	—	—	0%
Net loss	$(1,731,431)	$(912,826)	$(818,605)	(90%)

Three Months Ended September 30, 2023, as Compared to the Three Months Ended September 30, 2022

Our business has been focused on the development and commercialization of 374Water’s supercritical water oxidation (SCWO) systems. We generated $12,290 and $922,718 in revenue from manufacturing assembly services and from consulting and advisory services during the three months ending September 30, 2023 and September 30, 2022. The decrease in this recent quarter was attributed to the fact that we reached fewer revenue milestones, thus resulting in lower recognized revenue. As the completion of the unit nears, the Company updated the estimated costs to provide that unit during the reporting period. An increase in our budgeted costs of the unit adversely impacted our estimated revenue generated in Q3. The Company has gained momentum on many promising leads which have been produced through early Treatability Studies but has not closed on the sale of any units to this point in the year. This has had a direct impact on our change in revenue year-over–year.

Our general and administrative expenses increased to $541,697 during the three months ending September 30, 2023, as compared to $387,018 in the same period of 2022, primarily because of increased stock-based compensation and marketing expenses. The increase in marketing expense was a strategic move aimed at growing our sales pipeline. By investing more in marketing initiatives, we are able to reach a wider audience and attract potential customers to our products and services. These additional marketing efforts help create brand awareness, generate leads, and nurture prospects through the sales funnel. While this increase may appear as a higher expense, it is calculated investment in our company’s growth and long-term success. Given the current market conditions, we are reevaluating our overall strategy to better preserve our resources.

Our compensation and related expenses increased to $739,181 during the three months ending September 30, 2023, as compared to $435,297 in the same period of 2022. This is a deliberate step in our strategic growth plan to ensure we have sufficient personnel to support our upcoming growth and sales pipeline. As we aim to expand our business and take advantage of new opportunities, it’s essential to have a talented and capable workforce in place. By investing in human resources, we can build a skilled team that can handle increased demands, provide excellent customer service, and drive innovation within the company. This proactive approach to scaling our personnel aligns with our long-term vision and positions us for success as we move forward. Given the current market conditions, we are reevaluating our overall strategy to better preserve our resources.

Our professional fees increased to $117,543 during the three months ending September 30, 2023, as compared to $82,752 in the same period of 2022, primarily attributed to heightened legal and consulting engagements. First, our General Counsel has temporarily assumed the role of Interim CEO, necessitating the hiring of outside legal counsel to manage our ongoing legal requirements. Second, we have increased our consultant engagements, specifically by bringing in a consulted Head of Manufacturing to assist with the commissioning of our system. Both of these strategic decisions are aimed at navigating regulatory and legal complexities and optimizing our manufacturing capabilities. This investment in specialized expertise aligns with our long-term business objectives and is expected to produce enduring benefits.

Our research and development expenses increased to $317,573 during the three months ending September 30, 2023, as compared to $118,253 in the same period of 2022, primarily attributed to our development of the HEC-Prime engine. The solution consists of five pistons and turbines that collect the high-pressure mix gas (steam) to rotate and spin a shaft connected to a generator unit. This technology is designed to convert waste steam and gases into renewable energy, aligning with our sustainability goals and market differentiation strategy. This R&D investment is a critical component of our long-term vision and is expected to yield returns in the form of both environmental impact and revenue generation.

	Nine-Months Ended September 30,
	2023	2022	$ Change	% Change
Revenue	$863,611	$2,226,477	$(1,362,866)	(61%)
Cost of revenues	944,082	1,962,879	(1,018,797)	(52%)
Gross Profit (Loss)	(80,471)	263,598	(344,069)	(131%)
Operating expenses:
Research and development	945,443	726,602	218,841	30%
Compensation and related expenses	2,191,061	1,135,979	1,055,082	93%
Professional fees	309,398	375,313	(65,915)	(18%)
General and administrative	1,803,691	1,027,287	776,404	76%
Total operating expenses	5,249,593	3,265,181	1,984,412	61%
Loss from operations	(5,330,064)	(3,001,583)	(2,328,48)	78%
Other income (expenses), net	307,713	1,624	306,089	18,848%
Loss before income taxes	(5,022,35)	(2,999,959)	(2,022,392)	67%
Provision for (benefit from) income taxes	—	—	—	—%
Net loss	$(5,022,351)	$(2,999,959)	$(2,022,392)	67%

Nine months ended September 30, 2023, as Compared to the Nine months ended September 30, 2022

Our business has been focused on the development and commercialization of 374Water’s supercritical water oxidation (SCWO) systems. We generated $863,611 and $2,226,477 in revenue from manufacturing assembly services and from consulting and advisory services during the nine months ending September 30, 2023 and September 30, 2022, respectively. During the nine months ending September 30, 2023, we reached fewer milestones, thus resulting in lower recognized revenue. Costs associated with our sold unit have started to come down as we have reached the end cycle of our fabrication and testing, which have had a direct correlation to the lesser revenue recognized this year. As the completion of the unit nears, the Company updated the estimated costs to provide that unit during the reporting period. An increase in our budgeted costs of the unit adversely impacted our estimated revenue generated in Q3. The Company has gained momentum on many promising leads which have been produced through early Treatability Studies but has not closed on the sale of any units to this point in the year. This has had a direct impact on our change in revenue year-over–year.

Our general and administrative expenses increased to $1,803,691 during the nine months ending September 30, 2023, as compared to $1,027,287 in the same period of 2022, primarily because of increased stock-based compensation and marketing expenses. The increase in marketing expense is a strategic move aimed at growing our sales pipeline. By investing more in marketing initiatives, we are able to reach a wider audience and attract potential customers to our products and services. These additional marketing efforts help create brand awareness, generate leads, and nurture prospects through the sales funnel. While this increase may appear as a higher expense, it is calculated investment in our company’s growth and long-term success. Given the current market conditions, we are reevaluating our overall strategy to better preserve our resources.

Our compensation and related expenses increased to $2,191,061 during the nine months ending September 30, 2023, as compared to $1,135,979 in the same period of 2022. This is a deliberate step in our strategic growth plan to ensure we have sufficient personnel to support our upcoming growth and sales pipeline. As we aim to expand our business and take advantage of new opportunities, it’s essential to have a talented and capable workforce in place. By investing in human resources, we can build a skilled team that can handle increased demands, provide excellent customer service, and drive innovation within the company. This proactive approach to scaling our personnel aligns with our long-term vision and positions us for success as we move forward. Given the current market conditions, we are reevaluating our overall strategy to better preserve our resources.

Our professional fees slightly decreased to $309,398 during the nine months ending September 30, 2023, as compared to $375,313 in the same period of 2022, primarily attributed to the increase in the headcount within our organization. As we expand our team and hire more skilled professionals, we are able to handle various tasks and projects internally, which reduces our reliance on third-party services.

Our research and development expenses increased to $945,443 during the nine months ending September 30, 2023, as compared to $726,602 in the same period of 2022, primarily attributed to our development of the HEC-Prime engine. The solution consists of five pistons and turbines that collect the high-pressure mix gas (steam) to rotate and spin a shaft connected to a generator unit. This technology is designed to convert waste steam and gases into renewable energy, aligning with our sustainability goals and market differentiation strategy. This R&D investment is a critical component of our long-term vision and is expected to yield returns in the form of both environmental impact and revenue generation.

Liquidity and Capital Resources

We have an at-the-market equity offering under which we may issue up to $100 million of common stock, which is currently effective and under which we commenced selling shares at the end of January 2023, and which will remain available to us in the future.

We have financed our operations since inception principally through the sale of equity securities and sales of product and services. As of September 30, 2023, we had working capital of $16,277,928 compared to working capital of $7,060,511 at December 31, 2022. This increase in working capital is due primarily to the at-the-market common stock offering that raised additional capital.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2023. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2023.

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

Changes in Internal Control Over Financial Reporting

The Company implemented a new enterprise resource planning (“ERP”) system beginning in July 2023. The adoption of the ERP has allowed for the organization to enhance the controls surrounding the financial reporting by automating previously manual tasks.

On September 1, 2023, the Company appointed an Interim Chief Executive Officer, Jeff Quick, following Kobe Nagar’s transition to become the Company’s Technology Principal. Following the transition, Jeff Quick assumed all CEO responsibilities including reviews over financial reporting.

Except for instances described above, there have been no other changes in our internal control over financial reporting during the first nine months of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

374WATER INC

Dated: November 9, 2023	By:	/s/ Jeffrey M. Quick
Jeffrey M. Quick
Interim Chief Executive Officer
(Principal Executive Officer)
Dated: November 9, 2023	By:	/s/ Israel Abitbol
Israel Abitbol
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

