Form 10-K
period 2023-12-31
374Water Inc.
filed 2024-03-29
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Ex- change Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock equity, as of June 30, 2023, the last business day of the issuer’s most recently completed second fiscal quarter: $291,002,404.

As of March 29, 2024 , the number of outstanding shares of common stock, $0.0001 par value per share, of the registrant was 132,667,107.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2024 annual meeting of stockholders (the “2024 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the year to which this report relates.

374WATER INC.

Annual Report on Form 10-K

Year Ended December 31, 2023

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

PART I

ITEM 1. BUSINESS.

Overview

374Water Inc. (the “Company”, “374Water”, “We”, or “Our”) offers a technology that transforms wet wastes such as sewage sludge, biosolids, food waste, hazardous and non-hazardous waste, and forever chemicals (e.g., “per-and polyfluoroalkyl substances” or “PFAS”) into recoverable resources by focusing on waste as a valuable resource for water, energy, and minerals.

Our Technology

We have developed AirSCWO, a proprietary treatment system based on “supercritical water oxidation.” AirSCWO  leverages the unique properties of water in its supercritical phase (above 374oC and above a barometric pressure of 221 atm). The supercritical phase produces unique properties of water which when combined with air convert organic matter to energy and minerals that are safe byproducts that can be recovered and put to economically productive use. We call our systems AirSCWO  , as it utilizes a combination of ambient air and the supercritical water oxidation process. Because our AirSCWO systems      convert any organic material, we believe the AirSCWO  systems have      the capability of treating a variety of complex, hazardous and non-hazardous wet waste streams, thus creating opportunities for multiple applications in diverse market verticals on an international scale. The technology is addressing environmental challenges that the Company believes, until now, have been considered insurmountable due to science/engineering and/or cost barriers. For example, we believe our systems can treat certain types of PFAS.

Products and Services

We believe AirSCWO systems have the ability to address environmental issues across multiple market verticals. Our revenue model includes both capital equipment sales and long- term service agreements. Our sales and market strategy is a combination of direct customer and channel partner sales routes, depending on the specific market and territory. Additionally, the AirSCWO systems may be sold directly to other solution providers who may integrate our equipment with other equipment as part of an integrated system and solution.

We sell AirSCWO as a modular and containerized system. The units are compact and prefabricated so that they may be cost effectively shipped, installed, and operated within the footprint of an existing plant. We are currently offering a six (6) wet ton per day throughput capacity system and anticipate beginning the manufacturing of a thirty (30) wet ton per day throughput capacity system in 2025. We also anticipate designing a two hundred (200) wet ton per day throughput capacity system in the future.

We also intend to sell, as part of a broader solution package, ancillary equipment that is required to pre-treat the inlet waste stream and post-treat a product stream, depending on the application. In some cases, to meet the AirSCWO   inlet requirements (e.g., water percentage, total dissolved solids), a pre-treatment is added to our system to ensure our system performance or a post-treatment packaged system to enhance the system outputs value (e.g., carbon dioxide utilization or sequestration, minerals recovery and upgrade, and water purification). Such solutions may be developed by the Company or by its strategic partners to provide a complete solution and integrated treatment train. In addition, the Company intends to offer sales agreements for supply of parts, maintenance and repairs.

Human Capital and Culture

We currently employ twenty-six full-time employees and six consultants on a full or part-time basis. Our current projections are to increase the workforce to approximately forty full-time employees in 2024 and fifty full-time employees in 2025.

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

Our recruitment strategy is based on identifying top talent, predominantly via existing networks and referrals, and offering competitive remuneration packages that combine salary, benefits and equity. As we move forward our recruitment strategy will expand to wider platforms allowing outreach to a wider audience. In 2023, we hired a full-time human resources individual. We intend to apply a wide range of retention initiatives that include rewarding high-performance and opening opportunities for progression and career development. Identification of high-performing talent will be linked to succession planning and development of the future-workforce will be embedded in employee professional development schemes.

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

Markets and Industries

We are seeking to create a more robust and sustainable approach to waste stream management for our customers. The drivers that are facilitating adoption of our technology include but are not limited to: population growth and urbanization, increasing quantity/complexity of waste streams, climate change, carbon economics, resource scarcity, corporate sustainability targets, commodity prices, energy security and tightening regulations. The AirSCWO      technology is designed to address those key market drivers and provides a complete, compact, energy efficient, and decentralized solution able to treat a broad range of waste.

The AirSCWO      technology can treat diverse waste streams across different industries and market segments. We believe our technology provides a unique value proposition that will support its adoption across various markets, including, but not limited to:

•	Generating value from waste by recovering clean energy in the form of heat, water, and minerals;
•

Providing a highly energy efficient, compact and sustainable waste treatment option that can deliver unprecedented elimination of many environmentally persistent pollutants, e.g., PFAS, 1,4 Dioxane, microplastics, pharmaceuticals and personal care products (PPCPs), and other contaminants of emerging concern (CECs);

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

Strategy

The execution of our growth strategy includes a blend of opportunities:

Growth Initiatives

We have sold our first commercial unit to a public agency responsible for 2.6 million people in Southern California. The AirSCWO 6 system, which is named for the 6 wet tons the unit can process per day (WMT/d) of wastewater in a 40-foot standard shipping container, is expected to be installed in the 2nd quarter of 2024. Upon successful installation, we expect to receive several additional purchase orders for our systems. Additionally, we are in the process of the design of larger capacity systems to process thirty (30) WMT/d (AirSCWO 30) and later on two hundred (200) WMT/d (AirSCWO 200), respectively. We anticipate initial sales of our thirty (30) ton system within the next twenty-four months.

We intend for the Company’s growth over the next two years to be predominantly driven by sales of AirSCWO systems in the identified key markets, which we hope will lead to customer base expansion, and ultimately, with the municipal market expected to generate a significant portion of the Company’s revenue. Our initial geographical focus will be North America and EMEA (to include Europe, the Middle East and Africa). Our business model includes direct sales to end-users and indirect sales via channel partners. In some markets, we believe revenue will be generated from a mix of capital equipment sales and a Service Agreement (SA), which is a paid service for waste treatment pursuant to long-term contracts. The latter will be offered through a separate financing division that we are targeting to establish in 2024 and will initially be deployed via direct end-user engagement. The financing systems to be sold via SAs will lower barriers to entry in our key markets and facilitate more rapid expansion of our client base. Examples of models to be used can include, but are not limited to: Build-Operate-Transfer (BOT) and Build-Own-Operate-Transfer (BOOT), depending on clients’ preferences and limitations. We envisage that in some cases, public private partnerships (PPPs) will be established, particularly when selling to public utilities and addressing projects in developing geographies.

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

Intellectual Property

We have designed an intellectual property strategy to ensure we maintain a competitive edge. As of December 31, 2023, we have three pending U.S. non-provisional applications and three pending Patent Cooperation Treaty (PCT) applications that cover crucial process operational aspects and improvements in system efficiencies and performance, including a next generation AirSCWO system for high strength waste stream treatment.

Collaborations with Strategic Partners

Merrell Bros. Inc.

We have an exclusive manufacturing and service agreement (the “Original M&S Agreement”) in place with Merrell Bros. Fabrication, LLC, a division of Merrell Bros. Inc. (“Merrell Bros.”), which is based in Kokomo, Indiana, and is a nationwide biosolids management company helping municipalities, industries and agricultural operations successfully manage and recycle biosolids. We have also entered into an agreement with Merrell Bros. where they also serve as a channel partner to facilitate our market penetration and expansion plans in the US by opening up their existing client base. The initial term of the manufacturing agreement ends July 7, 2024 with a one-year automatic renewal unless terminated by either party with at least a sixty-day notice prior to expiration.

On March 27, 2024, we executed a supplemental manufacturing and services agreement (the “Supplemental M&S Agreement”) with Merrell Bros. as Merrell Bros. has indicated to us their intent to not renew the Original M&S Agreement and we have indicated our desire to relocate to a larger manufacturer facility with more square footage dedicated to expanding our manufacturing operations. Simultaneous to executing the Supplement M&S Agreement, Merrell Bros. provided us with a written non-renewal notice. Accordingly, the Original M&S Agreement will terminate on its original expiration date of July 7, 2024 and will not be renewed.

The Supplemental M&S Agreement will become effective on July 7, 2024 and will replace the Original M&S Agreement. Under the Supplemental M&S Agreement, our relationship and the manufacturing services provided by Merrell Bros. will continue on an as needed basis based on statements of work to be agreed upon by both parties to fulfill future and current manufacturing orders.  The term of the Supplemental M&S Agreement is one year from July 7, 2024 with a one-year renewal upon a mutually executed written extension.  Either party may terminate this Supplement M&S Agreement upon written notice of such a termination, specifying the extent to which performance of work is terminated and the effective date of termination.

We currently operate in a 9,000 square foot facility located at Merrell Bros. Our business plan includes operating in our own facility.  In order for us to continue implementing our business plan, we plan to relocate to our own larger manufacturing facility, that will allow us to expand our operations and execute our strategic plan. We have identified a 50,000 square foot location that would allow us to integrate our manufacturing operations with our waste treatment laboratory and provide sufficient space for growth. We are in the process of negotiating a lease agreement and anticipate being fully operational on or before July 7, 2024 at this or a similar facility. We believe relocating to our own facility and consolidating our operations will result in operational and logistical efficiencies as well as economic savings and cost reductions by manufacturing our AirSCWO units internally.

Duke University

We have a Sponsored Partnership Agreement with Duke University that provides access to Duke’s world-class research capabilities, building on our own R&D expertise and strengthening our core development activities when needed.

Marketing

Our marketing approach is multi-pronged with three areas of focus: development of information, education of end users, and thought leadership. We believe this approach is appropriate because business purchase decisions are based on bottom-line revenue impact and, increasingly, the environmental impact of its decisions. Return on investment (ROI) is a primary focus for corporate decision makers. The AirSCWO      technology offers a waste treatment for the modern era and a versatile treatment tool that could address future regulation and improve resiliency.

We conduct marketing campaigns aimed at any individual(s) with control or influence on purchasing decisions. This can encompass a wide variety of titles and functions, from entry- level end-users all the way up to the C-suite.

Government Regulations

Our operations and AirSCWO system may be subject to various United States federal, state and local laws and regulations and requirements governing the protection of the environment, public health and safety, and other matters. For example, the construction and operation of our AirSCWO units may require obtaining air permits from various states or, alternatively, obtaining a formal determination from a state that a permit is not required. We may also be required to obtain state and local treatment works approval to install our AirSCWO systems if a unit is connected to a system which is permitted pursuant to the United States National Pollutant Discharge Elimination Systems Act (NPDES). In the event our AirSCWO systems are used to treat metals, the resulting mineral stream may constitute heavy metals under the United States Resource Conservation and Recovery Act (the “RCRA”) and require separation and regulated disposal if such heavy metals were deemed to be hazardous waste under the RCRA. If the operators of our AirSCWO™ units are treating hazardous waste, such operators may be required to obtain special hazardous waste technician training. Additionally, we are currently evaluating whether our AirSCWO systems may be regulated pursuant to the United States Occupational Safety and Health Act and thereby be subject to inspections thereunder. We intend that our operations and AirSCWO systems will be in material compliance with, and in many cases surpass, minimum standards required by applicable laws and regulations.

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

FORWARD-LOOKING STATEMENTS

Prospective investors are cautioned that the statements in this annual report on Form 10-K (the “Report”) that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us as of the date of this Report. When used in this Report, the words “plan,” “will,” “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project” and similar expressions, as they relate to 374Water, are intended to identify such forward-looking statements. Although 374Water believes these statements are reasonable, actual actions, operations and results could differ materially from those indicated by such forward-looking statements as a result of the risk factors included in this Report or other factors. We must caution, however, that this list of factors may not be exhaustive and that these or other factors, many of which are outside of our control, could have a material adverse effect on 374Water and our ability to achieve our objectives. All forward-looking statements attributable to 374Water or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above.

ITEM 1A. RISK FACTORS.

You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by us or on our behalf. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Cautionary Note Regarding Forward-Looking Statements” and the risks of our businesses described elsewhere in this Report  for the year ended December 31, 2023.

Summary of Risk Factors

An investment in our company involves various risks. The following is a summary of these risks, but does not address all of the risks that we face. Additional discussion of the risks that we face can be found following this summary and should be carefully considered together with all of the other information appearing in this Report.

Risks Related to Our Business and General Economic Conditions

•	A sustainable market for our products may never develop.
•	We have a limited operating history with no material revenues.
•	Our ability to recruit and retain qualified management.
•	Our management team may not be able to successfully implement our business strategies.
•	Our executive officers have other business interests.
•	Our products may have defects.
•	Our ability to generate revenue will depend in part on government contracts.
•	Significant disruptions of our information technology systems or breaches of our data security could adversely affect our business.
•	We may be unable to obtain required licenses from third parties for product development.
•	We face other risks in our expected international sales.
•

If we fail to manage growth or to prepare for product scalability effectively, it could have an adverse effect on our employee efficiency, product quality, working capital levels and results of operations.

•	We may be adversely affected by the effects of inflation.
•	We face competition in our industry, and we may be unable to attract customers and maintain a viable business.
•	Our ability to treat hazardous wastes on a commercially viable basis is unproven, which could have a detrimental effect on our ability to generate or sustain revenues.
•

We are required to obtain permits in different areas of the world in order to utilize our products in such regions. Our need to apply for and receive permits could substantially limit our ability to operate and grow our business.

•	We may be involved in litigation matters or other legal proceedings that are expensive and time consuming.
•	Developments in, and compliance with, current and future environmental and climate change laws and regulations could impact our business, financial condition or results of operations.
•	If we become subject to claims relating to handling, storage, release or disposal of hazardous materials, we could incur significant cost and time to comply.
•	Failure to effectively treat emerging contaminants could result in material liabilities.
•	Wastewater operations entail significant risks that may impose significant costs.
•	We may incur liabilities to customers as a result of warranty claims or failure to meet performance guarantees, which could reduce our profitability.
•	Our operations will be subject to multiple layers of complex environmental health and safety regulation.
•	Developments in, and compliance with, current and future climate change laws and regulations could impact our business, financial condition or results of operations.
•	Our insurance may not provide adequate coverage.
•	We may be unable to obtain or maintain insurance for our commercial products.
•	Product and services liability suits, whether or not meritorious, could be brought against us.
•	Our financial results depend on successful project execution and may be adversely affected by cost overruns, failure to meet customer schedules or other execution issues.
•	We have inadequate capital and need for additional financing to accomplish our business and strategic plans.
•	Undetected problems in our products could impair our financial results and give rise to potential product liability claims.

Risks Related to Our Financial Position and Capital Requirements

•	Our financial results depend on successful project execution and may be adversely affected by cost overruns, failure to meet customer schedules or other execution issues.
•	We have inadequate capital and need for additional financing to accomplish our business and strategic plans. Terms of subsequent financing, if any, may adversely impact your investment.
•	Undetected problems in our products could impair our financial results and give rise to potential product liability claims.
•	Our research and development expenses may increase in the future.

Risks Related to Our Intellectual Property

•	We have limited protection over our trade secrets and know-how.
•	We may have difficulty in protecting our intellectual property and may incur substantial costs to defend ourselves in patent infringement litigation.

Risks Related to our Reliance on Third Parties

•	We depend on a single supplier; if our relationship with our supplier deteriorates, this could have an adverse impact on our business.
•

Our suppliers may fail to deliver materials and parts according to schedules, prices, quality and volumes that are acceptable to us, or we may be unable to manage these materials and parts effectively.

Risks Relating to our Common Stock and Capital Structure

•	The market price of our common stock historically has been highly volatile.
•	Our principal stockholders, officers and directors own a significant interest in the Company.
•	Because we became public by means of a merger, we may not be able to attract the attention of major brokerage firms.
•	We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.
•	We do not intend to pay dividends on our common stock for the foreseeable

Risks Related to Our Business and General Economic Conditions

 A sustainable market for our products may never develop.

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

Our limited operating history makes evaluating the business and future prospects difficult and may increase the risk of your investment. We have yet to generate material revenues from our business and we have not yet produced commercially viable systems. We have only created one working version of our system as a demonstration unit that operated on the campus of Duke University from 2015 and until 2022 when the unit was purchased by 374Water and relocated to Kokomo, IN.  Therefore, the commercial value of our systems is uncertain. There can be no assurance that we will ever generate significant revenues or become profitable. Further, we are subject to all the risks inherent in a new business including, but not limited to: intense competition; lack of sufficient capital; loss of protection of proprietary technology and trade secrets; difficulties in commercializing our products, managing growth and hiring and retaining key employees; adverse changes in costs and general business and economic conditions; and the need to achieve product acceptance, to enter and develop new markets and to develop and maintain successful relationships with customers, third party suppliers and contractors.

Our business and results of operations may be adversely affected if we are unable to recruit and retain qualified management.

Our success depends, in large part, on our ability to hire and retain highly qualified people and if we are unable to do so, our business and operations may be impaired or disrupted. Specifically, the Company’s Board of Directors is actively conducting a search for a permanent chief executive officer. Competition for highly qualified people is intense and there is no assurance that we will be successful in attracting or retaining replacements to fill vacant positions, successors to fill retirements or employees moving to new positions, or other highly qualified personnel. Furthermore, the search for our new chief executive officer may take longer than expected, which could negatively impact our business development.

Our executive officers have other business interests which may limit the amount of time they can devote to our Company and create conflicts of interest.

Our executive officers have other business interests, meaning they may not have enough time to devote to our business operations. While our officers presently possess adequate time to attend to our interests, it is possible that the demands on them from their other obligations could increase with the result that they would no longer be able to devote sufficient time to the management of our business. Jeff Quick, our interim chief executive officer and Adrienne Anderson, our chief financial officer, presently spend approximately 80% of their business time on business management services for our Company. This may lead to sporadic exploration activities and periodic interruptions of business operations and negatively impact our business development. Unforeseen events may cause this amount of time to become even less. Our officers may also have conflicts of interest as a result of their relationships with other companies.

Our products may have defects, which could damage our reputation, decrease market acceptance of our products, cause us to lose customers and revenue and result in costly litigation or liability.

Our products may contain defects for many reasons, including defective design or manufacture, defective material or software interoperability issues. Products as complex as those we offer, frequently develop or contain undetected defects or errors. Despite testing defects or errors may arise in our existing or new products, which could result in loss of revenue, market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, and increased service and maintenance cost. Defects or errors in our products and solutions might discourage customers from purchasing future products. Often, these defects are not detected until after the products have been installed. If any of our products contain defects or perceived defects or have reliability, quality or compatibility problems or perceived problems, our reputation might be damaged significantly, we could lose or experience a delay in market acceptance of the affected product or products and might be unable to retain existing customers or attract new customers. In addition, these defects could interrupt or delay sales. In the event of an actual or perceived defect or other problem, we may need to invest significant capital, technical, managerial and other resources to investigate and correct the potential defect or problem and potentially divert these resources from other development efforts. If we are unable to provide a solution to the potential defect or problem that is acceptable to its customers, we may be required to incur substantial product recall, repair and replacement and even litigation costs. These costs could have a material adverse effect on our business and operating results.

Furthermore, defects or malfunctioning of our products, if they were to occur, would likely result in significant damage and loss of life. These events could also lead to product recalls, safety or security alerts, or result in the removal of a product from the market, issuance of credits, warranty or liability claims or contractual damages against us. We may not be able to obtain product liability or other insurance to fully cover such risks, and our efforts to implement appropriate design, testing and manufacturing processes for our products or systems may not be sufficient to prevent such occurrences, which could have a material adverse effect on our business, results of operations and financial condition.

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

The technologies we use to treat sludge, biosolids and wastewater, have never been utilized on a full-scale commercial basis. Our AirSCWO™ technology remains in a research and development status. All of the tests conducted to date by us with respect to the technology have been performed in a limited scale or small commercial scale environment and the same or similar results may not be obtainable at competitive costs on a large-scale commercial basis. We have never employed our technology under the conditions or in the volumes that will be required for us to be profitable and cannot predict all of the difficulties that may arise. Accordingly, our technology may not perform successfully on a commercial basis and may never generate any revenues or be profitable. Our revenues to date are primarily from the sale of one AirSCWO unit which we anticipate delivering in the second quarter of calendar year 2024. If we are unsuccessful, at completing the AirSCWO unit and are unable to deliver on this contract it could adversely affect us.

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

Our operations will be subject to multiple layers of complex environmental health and safety regulation.

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

A significant portion of our revenue will be derived from large projects that are technically complex and may occur over multiple years. These projects are subject to a number of significant risks, including project delays, cost overruns, changes in scope, unanticipated site conditions, design and engineering issues, incorrect cost assumptions, increases in the cost of materials and labor, safety hazards, third party performance issues, weather issues and changes in laws or permitting requirements. If we are unable to manage these risks, we may incur higher costs, liquidated damages and other liabilities to our customers, which may decrease our profitability and harm our reputation. Our continued growth will depend in part on executing a higher volume of large projects, which will require us to expand and retain our project management and execution personnel and resources.

We have inadequate capital and need for additional financing to accomplish our business and strategic plans. Terms of subsequent financing, if any, may adversely impact your investment.

We will need to raise substantial additional funds in order to execute our business plan. Without such additional funds, we may have to cease operations or scale back our activities. Our ultimate success may depend on our ability to raise additional capital. In the absence of additional financing or significant revenues and profits, we will have to approach our business plan from a much different and much more restricted direction, attempting to secure additional funding sources to fund our growth, borrowing money from lenders or elsewhere or to take other actions to attempt to provide funding.

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

If there are defects in the design, production or testing of our products and systems, we could face substantial repair, replacement or service costs, potential liability and damage to our reputation. Defects or malfunctioning of our products, if they were to occur, would likely result in significant damage and loss of life. These events could also lead to product recalls, safety or security alerts, or result in the removal of a product from the market, issuance of credits, warranty or liability claims or contractual damages against us. We may not be able to obtain product liability or other insurance to fully cover such risks, and our efforts to implement appropriate design, testing and manufacturing processes for our products or systems may not be sufficient to prevent such occurrences, which could have a material adverse effect on our business, results of operations and financial condition.

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

Any infringement or misappropriation claim could cause us to incur significant costs, place significant strain on our financial resources, divert management’s attention from our business and harm our reputation. If the relevant patents in such a claim were upheld as valid and enforceable and we were found to infringe them, we could be prohibited from selling any product that is found to infringe unless we could obtain licenses to use the technology covered by the patent or are able to design around the patent. We may be unable to obtain such a license on terms acceptable to us, if at all, and we may not be able to redesign our products to avoid infringement. A court could also order us to pay compensatory damages for such infringement, plus prejudgment interest and could, in addition, treble the compensatory damages and award attorney fees. These damages could be substantial and could harm our reputation, business, financial condition and operating results. A court also could enter orders that temporarily, preliminarily or permanently enjoin us and our customers from making, using, or selling products, and could enter an order mandating that we undertake certain remedial activities. Depending on the nature of the relief ordered by the court, we could become liable for additional damages to third parties.

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

We have entered into license agreements with third parties for certain licensed technologies that are not currently utilized in the systems we market but may be in the future. In addition, we may in the future elect to license third-party intellectual property to further our business objectives and/or as needed for freedom to operate our systems. We do not and will not own the patents or patent applications that are a subject of these licenses. Our rights to use these technologies and employ the inventions claimed in the licensed patents and patent applications are or will be subject to the continuation of and compliance with the terms of those licenses.

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

Risks Related to our Reliance on Third Parties

We have historically been working with and depending on a single manufacturer. If our relationship with our manufacturer deteriorates, or if we are unable to adequately assume the fabrication and manufacturing services internally, this could have an adverse impact on our business, results of operations and financial results.

In July 2021, we entered into the Original M&S Agreement  to fabricate and manufacture the AirSCWO systems with Merrell Bros. with an initial three year term and one-year renewal unless terminated by either party with sixty-day written notice. Terry Merrell, one of the owners of Merrell. Bros., is on our board of directors. As of December 31, 2023, Merrell Bros. or their affiliates own less than 5% of the outstanding common stock.

On March 27, 2024, we executed a supplemental manufacturing and services agreement (the “Supplemental M&S Agreement”) with Merrell Bros. as Merrell Bros. has indicated to us their intent to not renew the Original M&S Agreement and we have indicated our desire to relocate to a larger manufacturer facility with more square footage dedicated to expanding our manufacturing operations. Simultaneous to executing the Supplement M&S Agreement, Merrell Bros. provided us with a written non-renewal notice. Accordingly, the Original M&S Agreement will terminate on its original expiration date of July 7, 2024 and will not be renewed. Terry Merrell plans to continue on the board of directors after the expiration of the Original M&S Agreement.

The Supplemental M&S Agreement will become effective on July 7, 2024 and will replace the Original M&S Agreement. Under the Supplemental M&S Agreement, our relationship and the manufacturing services provided by Merrell Bros. will continue on an as needed basis based on statements of work to be agreed upon by both parties to fulfill future and current manufacturing orders.  The term of the Supplemental M&S Agreement is one year from July 7, 2024 with a one-year renewal upon a mutually executed written extension.  Either party may terminate this Supplement M&S Agreement upon written notice of such a termination, specifying the extent to which performance of work is terminated and the effective date of termination.

Over the past year in preparation of moving into our own manufacturing facility, we have taken the following steps to reduce our reliance on Merrell Bros. as follows:

•	We have taken over the subcontractor relationships and management that Merrell Bros. had historically managed for us.

•	We hired a Chief Operating Officer (“COO”) with significant integration and manufacturing experience.

•	We have hired and continue to hire personnel with specialized skills, such as electrical designers and master electricians.

•	We have largely taken over the contracting, management and construction tasks previously performed by Merrell Bros.

•

We have identified a 50,000 square foot location that would allow us to integrate our manufacturing operations with our waste treatment laboratory and provide sufficient space for growth.  We anticipate being fully operational on or before July 7, 2024 at this or a similar facility.

We have been using Merrell Bros. as a single point of contact for integration and as a manufacturer for our frames, containers, and equipment brackets on our AirSCWO systems. Merrell Bros. has used their own personnel and other third-party vendors for specific tasks such as pipe fitting and electrical integration. We have maintained control and development of all designs, software, operating systems and choice of component parts and materials. Currently, we manage, with the assistance of Merrell Bros., our own inventory and procurement process and have recently been primarily relying on Merrell Bros. for warehousing and physical space.  Due to the steps, we have taken over the past year to reduce our reliance on Merrell Bros., we are prepared to perform the integration and manufacturing services previously provided by Merrell Bros. at our own facility. By relocating to our own facility and manufacturing our AirSCWO units internally, we anticipate both operational and logistical efficiencies as well as economic savings and cost reductions.

To meet anticipated market demand, we may be required to invest substantial additional funds and hire and retain the technical personnel who have the necessary fabrication and manufacturing experience to continue growing our operations.

However, if we are unable to adequately assume the fabrication and manufacturing services provided by Merrell Bros. or are unsuccessful in relocating to our own facility, this could have an adverse impact on our business or delay the production of our AirSCWO systems.

Our suppliers may fail to deliver materials and parts according to schedules, prices, quality and volumes that are acceptable to us, or we may be unable to manage these materials and parts effectively.

Our products contain materials and parts purchased globally from hundreds of suppliers, including single-source direct suppliers, which exposes us to potential component shortages or delays. Unexpected changes in business conditions, materials pricing, labor issues, wars such as the current conflict in Ukraine, trade policies, natural disasters, health epidemics, trade and shipping disruptions, port congestions and other factors beyond our or our suppliers’ control could also affect these suppliers’ ability to deliver components to us or to remain solvent and operational. Additionally, if our suppliers do not accurately forecast and effectively allocate production or if they are not willing to allocate sufficient production to us, it may reduce our access to components and require us to search for new suppliers. The unavailability of any component or supplier could result in production delays, idle manufacturing facilities, product design changes and loss of access to important technology and tools for producing and supporting our products, as well as impact the capacity of our AirSCWO™ systems. Product design changes by us may also require us to procure additional components in a short amount of time. Our suppliers may not be willing or able to sustainably meet our timelines or our cost, quality and volume needs, or to do so may cost us more, which may require us to replace them with other sources. While we believe that we will be able to secure additional or alternate sources for most of our components, there is no assurance that we will be able to do so quickly or at all.

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

In addition, companies trading in the stock market in general, and on the Nasdaq Capital Market, have experienced extreme price and volume fluctuations, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2023 through December 31, 2023 the closing price of our common stock has ranged between $1.01 and $4.94 per share. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

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

The interests of our principal stockholders, officers and directors, who collectively beneficially own approximately 55% of our stock, may not coincide with yours and such stockholders will have the ability to control decisions with which you may disagree.

As of December 31, 2023, our principal stockholders, officers and directors beneficially owned approximately 55% of our common stock and will continue to own a significant percentage of our common stock even if our current at-the-market offering is successful. As a result, our principal stockholders, officers and directors will have the ability to control matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of the Company and make some future transactions more difficult or impossible without the support of our controlling stockholders. The interests of such stockholders may not coincide with your interests or the interests of other stockholders.

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

We do not intend to pay dividends on our common stock for the foreseeable future.

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

If the existing holders of our common stock, particularly our directors and officers, sell a large number of shares, they could adversely affect the market price for our common stock. We have an at-the-market equity offering under which we may issue up to $100 million of common stock and under which we commenced selling shares at the end of January 2023 and successfully raised approximately $13.4 million of net proceeds in 2023, and which will remain available to us in the future. Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

We have implemented a number of security measures designed to protect its systems and data, including firewalls, antivirus and malware detection tools, patches, log monitors, routine back-ups, system audits, system hardening, penetration testing and privileged access session management. In addition, we have continued its efforts to migrate its platforms to cloud-based computing, which is designed to further strengthen its security posture.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program and shares common methodologies, reporting channels, and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes the following:

•	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;

•	a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;

•	the use of external service providers, where appropriate, to assess, test, or otherwise assist with aspects of our security controls;

•	cybersecurity awareness training of our employees, incident response personnel, and senior management; and

•	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

Cybersecurity Governance

Our Board considers cybersecurity risks as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks.

The Audit Committee oversees management’s implementation of our cybersecurity risk management program and receives updates on the cybersecurity risk management program from management at least annually.  In addition, management updates the Audit Committee regarding any material or significant cybersecurity incidents, as well as incidents with lesser impact potential as necessary.

The Audit Committee reports to the full Board annually regarding cybersecurity.

Ongoing Risks

We have not experienced any material cybersecurity incidents. We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition.

Incident Response and Assessment Policies and Procedures

We align with industry-standard cybersecurity frameworks designed to protect the company and customer data from unintentional disclosure, cybersecurity events, and other threats of all severity levels. As part of our alignment with these frameworks we our in the process of implementing a Cybersecurity Incident Response Plan that outlines actions to be taken after identifying a suspected information security breach and the people responsible for managing those actions. Additionally, this plan will outline communication responsibilities during incidents of all severity levels.

ITEM 2. PROPERTIES.

None.

ITEM 3. LEGAL PROCEEDINGS.

Plaintiffs, Peter Somers and Peter Schalken, filed a lawsuit against Defendants 374Water and Computershare in the United States District Court for the District of Delaware, C.A. No. 23- 969-JLH (the “Lawsuit”) asserting claims for negligence, conversion, breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty (against 374Water only), violations of state securities laws, and violations of 42. U.S.C. § 1983, relating to the alleged escheatment of Plaintiffs’ shares of PowerVerde stock to the State of Delaware. The Lawsuit alleged damages in the combined amount of $562,500. 374Water and Computershare deny the allegations in the Lawsuit and specifically deny any wrongdoing or liability regarding the claims alleged in the Lawsuit. A settlement has been agreed to in principle which involves providing Plaintiffs certain stock options. However, under the terms of the current settlement, no money would be paid to Plaintiffs by 374Water.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on The Nasdaq Capital Market under the symbol “SCWO”.  As of March 29, 2024, there were 132,667,107 holders of record of our common stock.  The following table sets forth the range of high and low sales prices for the Company stock for the periods indicated.

Period Beginning	Period Ending	High	Low
January 1, 2022	March 31, 2022	$4.90	$2.67
April 1, 2022	June 30, 2022	$4.09	$2.18
July 1, 2022	September 30, 2022	$4.00	$1.80
October 1, 2022	December 31, 2022	$3.72	$2.50
January 1, 2023	March 31, 2023	$4.74	$2.59
April 1, 2023	June 30, 2023	$4.94	$2.27
July 1, 2023	September 30, 2023	$2.25	$1.23
October 1, 2023	December 31, 2023	$1.81	$1.01

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

In connection with the Merger with PowerVerde in April 2021, 374Water closed on a private placement of 436,783 shares of Series D Convertible Preferred Stock (the “Preferred Stock”) with a par value of $.0001, yielding gross proceeds of $6,551,745 (the “Private Placement”) and the settlement of a $50,000 liability for Preferred Stock shares. The Private Placement proceeds were used for working capital, primarily for development, manufacture and commercialization of 374Water Inc.’s AirSCWO Nix systems. The Preferred Stock has a stated value of $15 per share, is convertible into common stock at $.30 per share and has voting rights based on the underlying shares of common stock. Upon liquidation of the Company, the Preferred Stockholders have liquidation preference before any assets can be distributed to common stockholders. All of the Preferred Stock was sold pursuant to an exemption from registration requirements under Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

In December 2021, 374Water closed on a private placement of 2,500,000 shares of Common Stock (the “Common Shares”) with a par value of $.0001 and at an exercise price of $2.00 yielding $5,000,000. The private placement proceeds were raised to assist in the Company’s efforts towards meeting Nasdaq uplisting requirements.

During the year end December 31, 2023, we raised approximately $13.4 million of net proceeds at-the-market (ATM) equity offering under which we may issue up to $100 million of common stock, which is currently effective and under which we commenced selling shares at the end of January 2023.

Issuer Purchases of Equity Securities

As of December 31, 2023, the Company did not have any purchases of equity securities from stockholders.

ITEM 6. SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Critical Accounting Policies and Estimates

The consolidated financial statements of 374Water Inc., (“374Water Inc.,” “we,” “us,” “our,” or the “Company”) are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. We believe the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the consolidated financial statements.

Long-Lived Assets

The Company reviews long-lived assets, including property and equipment and intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses an estimate of the undiscounted cash flows over the remaining life of its long-lived assets, or related group of assets where applicable, in measuring whether the assets to be held and used will be realizable. Recoverability of assets held and used is measured by a comparison of the carrying amount to the future undiscounted expected net cash flows to be generated by the asset. As of December 31, 2023 and 2022, there were no impairments.

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

The Company generates revenue from the sale of equipment (AirSCWO units) and services, specifically the completion of treatability studies. In the case of equipment revenues, the Company’s performance obligations are satisfied over time over the life of the contract which are typically fixed price contracts. Revenue is recognized over time by measuring the progress toward complete satisfaction of the performance obligation using specific milestones. These milestones within the contract are assigned revenue recognition percentages, based on overall expected cost-plus margin estimates of those milestones compared to the total cost of the contract. Equipment sale related contract revenues are recognized in the proportion that contract costs incurred bear to total estimated costs. This method is used because management considers the input method to be the best available measure of progress on these contracts.

Services revenues are recognized when all five revenue recognition criteria have been completed which is generally when we deliver  a completed report to the customer.

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

Onerous Contracts

Onerous contracts are those where the costs to fulfill a contract exceed the consideration expected to be received under the contract. The revenue standard does not provide guidance on the accounting for onerous contracts or onerous performance obligations. US GAAP contains other applicable guidance on the accounting for onerous contracts, and those requirements should be used to identify and measure onerous contracts.

Our equipment manufacturing contract is a fixed price contract. Due to the nature of the contract, including customer specific equipment design, we applied ASC 605-35, Revenue Recognition—Provision for Losses on Construction-Type and Production-Type Contract (ASC 605-35). ASC 605-35 requires the recognition of a liability for anticipated losses on contracts prior to those losses being incurred when a loss is probable and can be estimated.

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

We have developed proprietary waste stream treatment systems based on Supercritical Water Oxidation (SCWO). The term used for the process is AirSCWO. SCWO leverages the unique properties of water in its supercritical phase (above 374 oC and 221 Bar) to convert organic matter to energy and safe products that can be recovered and used. The AirSCWO systems are essentially waste stream agnostic and able to treat a variety of complex, hazardous and non-hazardous waste streams, opening up opportunities for multiple applications in diverse market verticals on an international scale. Most pertinently, the technology is shifting the landscape in addressing environmental challenges that, until now, have been considered unsurmountable (due to science/engineering or cost barriers), one good example being the global PFAS crisis.

We currently work with Merrell Bros., our strategic partner, to manufacture our AirSCWO systems at Merrell Bros. facilities under a manufacturing and service agreement that will be contractually ending on July 7, 2024. Under a Supplemental M&S Agreement, our relationship and the manufacturing services provided by Merrell Bros. will continue on an as needed basis based on statements of work to be agreed upon by both parties to fulfill future and current manufacturing orders. We have identified a 50,000 square foot location that would allow us to integrate our manufacturing operations with our water treatment laboratory and provide sufficient space for growth and we anticipate being fully operational on or before July 7, 2024 at this or a similar facility.

The systems will be supplied to multiple market verticals, and our revenue model includes both capital equipment sales and long-term service agreements based on throughput and capacity (Waste Purchase Agreements). Our market penetration strategy is combined of direct client and channel partner sales routes, depending on the specific market and territory. In some cases, the systems may be white labeled and sold as part of a broader solution package.

Results of Operations

The following table sets forth, for the periods presented, the consolidated statements of operations data, which is derived from the accompanying consolidated financial statements:

	Year Ended December 31,
	2023	2022	$ Change	% Change
Revenue	$743,952	$3,015,521	$(2,271,569)	-75%
Cost of revenues	(1,852,208)	(2,679,020)	826,812	-31%
Gross Margin	(1,108,256)	336,501	(1,444,757)	-429%
Operating expenses:
Research and development	1,496,129	1,113,500	382,629	34%
Compensation and related expenses	2,854,494	1,644,861	1,209,633	74%
Professional fees	508,795	768,548	(259,753)	-34%
General and administrative	2,675,202	1,565,723	1,109,479	71%
Total operating expenses	7,534,620	5,092,632	2,441,988	48%
Loss) from operations	(8,642,876)	(4,756,131)	(3,886,745)	82%
Other income , net	539,354	66,164	473,190	715%
Loss) before income taxes	(8,103,522)	(4,689,967)	(3,413,555)	73%
Provision for (benefit from) income taxes	—	—	—	0%
Net loss	$(8,103,522)	$(4,689,967)	$(3,413,555)	73%

Year Ended December 31, 2023, as Compared to the Year Ended December 31, 2022

Our business has been focused on the development and commercialization of 374Water’s supercritical water oxidation (SCWO) systems. We generated $743,952 and $3,015,521 in revenue from manufacturing assembly services and from treatability study services during the years ended December 31, 2023, and 2022, respectively. During 2023, we reached fewer milestones and thus incurred less direct contract costs. Costs associated with our sold unit have started to decline as we reach the end of our fabrication and testing, which have had a direct correlation to the reduced revenue recognized this year. The Company has gained momentum on many promising leads which have been produced through early treatability studies but has not resulted in the sale of any AirSCWO units to this point. This has had a direct impact on our change in revenue year-over-year.

Our research and development expenses increased to $1,496,129 during the year ended December 31, 2023, as compared to $1,113,500 in the same period of 2022, primarily attributed to our development of the HEC-Prime engine. The solution consists of five pistons and turbines that collect the high-pressure mix gas (steam) to rotate and spin a shaft connected to a generator unit. This technology is designed to convert waste steam and gasses into renewable energy, aligning with our sustainability goals and market differentiation strategy. This R&D investment is a critical component of our long-term vision and is expected to yield returns in the form of both environmental impact and revenue generation.

Our compensation and related expenses increased to $2,854,494 during the year ended December 31, 2023, as compared to $1,644,861 in the same period of 2022. This is a deliberate step in our strategic growth plan to ensure we have sufficient personnel to support our upcoming growth and sales pipeline. As we aim to expand our business and take advantage of new opportunities, it’s essential to have a talented and capable workforce in place. By investing in human resources, we can build a skilled team that can handle increased demands, provide excellent customer service, and drive innovation within the company. This proactive approach to scaling our personnel aligns with our long-term vision and positions us for success as we move forward. Given the current market conditions, we are reevaluating our overall strategy to better preserve our resources.

Our professional fees decreased to $508,795 during the year ended December 31, 2023, as compared to $768,548 in the same period of 2022, primarily attributed to increased headcount within our organization.  As we expand our team and hire more skilled professionals, we are able to handle various tasks and projects internally, which reduces our reliance on third-party services.

Our general and administrative expenses increased to $2,675,202 during the year ended December 31, 2023, as compared to $1,565,723 in the same period of 2022, primarily because of increased personnel to facilitate the commercialization of our systems which has led to increased insurance costs, stock-based compensation expense for option grants to our hired employees, restricted stock grants to certain key executives, travel expenses and marketing and advertising expenses. The increase in marketing and advertising expenses is a strategic move aimed at growing our sales pipeline. By investing more in marketing initiatives, we are able to reach a wider audience and attract potential customers to our products and services. These additional marketing efforts help create brand awareness, generate leads, and nurture prospects through the sales funnel. This is an investment in our company’s growth and long-term success. Given the current market conditions, we are reevaluating our overall strategy to better preserve our resources. Lastly, we have accrued $135,000 for a legal claim we are in the process of settling with the issuance of an equity instrument.

Our other income increased to $539,354 during the year ended December 31, 2023, as compared to $66,164 in the same period of 2022, which is a result of the interest income we earned on our interest-bearing cash accounts that we opened in June 2023. We had previously held any excess funds in an investment account.

Our net loss increased to $8,103,522 during the year ended December 31, 2023, as compared to $4,689,967 in the same period of 2022. Substantial net losses are expected until we are able to successfully commercialize and market our 374Water systems, as to which there can be no assurance. The increase in net loss is attributable to the increased expenses discussed above.

Liquidity and Capital Resources

In April 2021, in connection with the Merger, we raised approximately $6.6 million from the sale of Series D Preferred Stock and converted all of its convertible debt notes and accrued interest to shares of common stock. On December 17, 2021, the Company raised approximately $5 million from the sales of common stock.

We have an at-the-market (ATM) equity offering under which we may issue up to $100 million of common stock, which is currently effective and under which we commenced selling shares at the end of January 2023, and which will remain available to us in the future. During the year end December 31, 2023, we raised approximately $13.4 million of net proceeds through this ATM.

We have financed our operations since inception principally through the sale of debt and equity securities and revenues.  As of December 31, 2023, we had working capital of $13,528,176 compared to working capital of $7,060,511 as of December 31, 2022. This increase in working capital is due primarily to the at-the-market common stock offering that raised additional capital.

We believe that these funds will satisfy our working capital needs for the next 12 months from the report date. There can be no assurance that these funds will be sufficient to finance our plan of operations and commercialize our systems or that we will be able to raise any necessary additional funds on a commercially reasonable basis or at all.

Cash Flows

The following table presents our cash flows for the periods presented:

	Year Ended December 31,
	2023	2022	$ Change
Cash used in operating activities	$(9,034,987)	$(4,948,668)	$(4,086,319)
Cash provided by (used in) investing activities	1,851,717	(2,160,291)	4,012,008
Cash used in financing activities	13,578,938	25,049	13,553,889
Effect of exchange rates on cash	2,799	(328)	3,127
Net cash increase (decrease)	6,398,467	(7,084,238)	13,482,705

As of December 31, 2023, cash on hand was $10,445,404, an increase of $6,398,467, or 158%, as compared to $4,046,937 as of December 31, 2022. During the year ended December 31, 2023, cash used in operations was $9,034,987, an increase of $4,086,319 as compared to $4,948,996 during the year ended December 31, 2022. The increase in cash used in operating activities was mainly driven by greater operating expenses, due to an increase in personnel to achieve our business plan, resulting in an increase in our net loss of $3,413,555 during the year ended December 31, 2023 compared to the same period in 2022.  Further, our cash used in operating assets and liabilities increased by $1,076,647 during the year ended December 31, 2023 compared to the same period in 2022.  Offset by an increase in our non-cash charges for depreciation and amortization, stock-based compensation, and restricted stock issued for services of $403,883.

During the year ended December 31, 2023, cash provided by investing activities was $1,851,717, an increase of $4,012,008, as compared to cash used in investing activities of $2,160,291 during the year ended December 31, 2022. The increase in cash provided by investing activities is due to proceeds received from our held to maturity investment of $1,963,432 and a decline in purchases of long-lived assets of $85,144 in 2023 compared to 2022. Cash used in investing activities during the year ended December 31, 2022 primarily related to the purchase of the investment of $1,963,432.

During the year ended December 31, 2023, cash provided by financing activities was $13,578,938, an increase of $13,553,889 compared to the same period in 2022. The increase is due to cash proceeds from the sale of our common stock through an at-the-market offering of $13,441,438 and an increase in proceeds received from the exercise of options and warrants of $112,451.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15I under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2023, our internal control over financial reporting was effective.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance of such reliability and may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

No Attestation Report

Because the Company is a smaller reporting company, this annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is set forth under the headings “Directors, Executive Officers and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2024 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2023 in connection with the solicitation of proxies for the Company’s 2024 annual meeting of shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is set forth under the heading “Executive Compensation” and under the subheadings “Board Oversight of Risk Management,” “Compensation of Directors,” “Director Compensation-2023 ” and “Compensation Committee Interlocks and Insider Participation” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth under the heading “Review, Approval or Ratification of Transactions with Related Persons” and under the subheading “Board Committees” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is set forth under the subheadings “Fees Paid to Auditors” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm” under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

See Exhibit Index and Financial Statements Index, below.

374Water Inc. and Subsidiaries

Annual Report on Form 10-K

Year Ended December 31, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

374Water Inc. and subsidiaries

Durham, North Carolina

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of 374Water Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Raleigh, North Carolina

March 29, 2024

374 Water Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2023 and December 31, 2022

	2023	2022
Assets
Current Assets:
Cash and cash equivalents	$10,445,404	$4,046,937
Accounts receivable, net of allowance of $2,909 and $0, respectively	64,792	—
Other receivables	39,749	—
Unbilled accounts receivable	1,494,553	918,164
Inventory	2,276,677	1,660,710
Investments	—	1,944,464
Prepaid expenses	581,085	153,455
Total Current Assets	14,902,260	8,723,730
Long-Term Assets:
Property and equipment, net	230,971	143,079
Intangible asset, net	988,029	1,050,022
Total Long-Term Assets	1,219,000	1,193,101
Total Assets	$16,121,260	$9,916,831

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$572,297	$1,449,582
Accrued contract loss provision	500,000	—
Accrued legal settlement	135,000	—
Unearned revenue	130,000	200,109
Other liabilities	36,787	13,528
Total Current Liabilities	1,374,084	1,663,219
Total Liabilities	1,374,084	1,663,219
Commitments and contingencies (Note 10)
Stockholders’ Equity
Preferred stock: 50,000,000 Convertible Series D preferred shares authorized; par value $0.0001 per share, nil issued and outstanding at December 31, 2023 and 2022, respectively	—	—
Common stock: 200,000,000 common shares authorized, par value $0.0001 per share, 132,667,107 and 126,702,545 shares issued and outstanding at December 31, 2023 and 2022, respectively	13,266	12,669
Additional paid-in capital	30,684,943	16,110,221
Accumulated deficit	(15,953,504)	(7,849,982)
Accumulated other comprehensive income (loss)	2,471	(19,296)
Total Stockholders’ Equity	14,747,176	8,253,612
Total Liabilities and Stockholders’ Equity	$16,121,260	$9,916,831

The accompanying notes are an integral part of these consolidated financial statements.

374 Water Inc. and Subsidiaries

Consolidated Statements of Operations

	For the years ended December 31,
	2023	2022

Revenue	$743,952	$3,015,521
Cost of revenues	(1,852,208)	(2,679,020)
Gross margin	(1,108,256)	336,501
Operating Expenses
Research and development	1,496,129	1,113,500
Compensation and related expenses	2,854,494	1,644,861
Professional fees	508,795	768,548
General and administrative	2,675,202	1,565,723
Total Operating Expenses	7,534,620	5,092,632
Loss from Operations	(8,642,876)	(4,756,131)

Other Income
Interest income	446,669	67,067
Other income (expense)	92,685	(903)
Total Other Income, net	539,354	66,164
Net Loss before Income Taxes	(8,103,522)	(4,689,967)
Provision for Income Taxes	—	—

Net Loss	$(8,103,522)	$(4,689,967)
Other comprehensive income (loss)
Unrealized losses on marketable securities	—	(18,968)
Foreign currency translation	2,799	(328)
Total other comprehensive income (loss)	2,799	(19,296)
Total comprehensive loss	(8,100,723)	(4,709,263)
Net Loss per Share - Basic and Diluted	$(0.06)	$(0.04)

Weighted Average Common Shares Outstanding - Basic and Diluted	130,367,662	126,641,536

The accompanying notes are an integral part of these consolidated financial statements.

374 Water Inc. and Subsidiaries

Consolidated Changes in Stockholders’ Equity

For the years ended December 31, 2023 and December 31, 2022

	Preferred Stock		Common Stock		Additional		Other Comprehensive	Total
	Number of		Number of		Paid in	Accumulated	Income	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Equity
Balances, December 31, 2021	27,272	$3	125,317,746	$12,531	$15,474,566	$(3,160,015)	$—	$12,327,085
Accretion of stock-based compensation	—	—	—	—	610,741	—	—	610,741
Conversion of convertible preferred shares into common stock	(27,272)	(3)	1,363,149	136	(135)	—	—	(2)
Exercised option and warrants	—	—	21,650	2	25,049	—	—	25,051
Foreign currency loss	—	—	—	—	—	—	(328)	(328)
Unrealized loss on investments	—	—	—	—	—	—	(18,968)	(18,968)
Net loss	—	—	—	—	—	(4,689,967)	—	(4,689,967)
Balances, December 31, 2022	—	—	126,702,545	12,669	16,110,221	(7,849,982)	(19,296)	8,253,612
Issuance of shares of common stock	—	—	3,766,422	377	13,441,061	—	—	13,441,438
Accretion of stock-based compensation	—	—	—	—	925,181	—	—	925,181
Exercised stock options	—	—	2,163,140	217	99,783	—	—	100,000
Exercised warrants	—	—	15,000	1	37,499	—	—	37,500
Issuance of restricted stock	—	—	20,000	2	71,198	—	—	71,200
Foreign currency gain	—	—	—	—	—	—	2,799	2,799
Amortization of AFS investment securities unrealized loss in AOCI into interest income as yield adjustment	—	—	—	—	—	—	18,968	18,968
Net loss	—	—	—	—	—	(8,103,522)	—	(8,103,522)
Balances, December 31, 2023	—	$—	132,667,107	$13,266	$30,684,943	$(15,953,504)	$2,471	$14,747,176

The accompanying notes are an integral part of these consolidated financial statements.

374 Water Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2023 and 2022

	For the years ended
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(8,103,522)	$(4,689,967)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization expense	85,816	67,573
Stock-based compensation	925,181	610,741
Issuance of restricted stock for services	71,200	—
		—
Changes in operating assets and liabilities:
Accounts receivable	(64,792)	—
Other receivables	(39,749)	—
Unbilled accounts receivable	(576,389)	(918,164)
Inventory	(615,967)	(1,660,710)
Prepaid expense and other assets	(427,630)	65,011
Accounts payable and accrued expenses	(877,285)	1,386,601
Contract loss provision	500,000	-
Accrued legal settlement	135,000	-
Unearned revenue	(70,109)	200,109
Other liabilities	23,259	(9,862)
Net cash used in operating activities	(9,034,987)	(4,948,668)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(105,990)	(144,567)
Purchases of marketable securities	—	(1,963,432)
Proceeds from marketable securities	1,963,432	—
Increase in intangible assets	(5,725)	(52,292)
Net cash provided by (used in) investing activities	1,851,717	(2,160,291)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of options and warrants	137,500	25,049
Proceeds from the issuance of common stock	13,441,438	—
Net cash provided by financing activities	13,578,938	25,049

Effect of exchange rates on cash	2,799	(328)

NET INCREASE (DECREASE) IN CASH	6,398,467	(7,084,238)

CASH - Beginning of year	4,046,937	11,131,175

CASH - End of year	$10,445,404	$4,046,937

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
NON-CASH INVESTING ACTIVITIES:
Change in unrealized loss on AFS investment securities	$—	$(18,968)
Transfers of investment securities from AFS to HTM	$1,963,432	$—
Amortization of AFS investment securities unrealized loss in AOCI into interest income as yield adjustment	$18,968	—

The accompanying notes are an integral part of these consolidated financial statements.

374 Water Inc. and Subsidiaries

For the Years Ended December 31, 2023 and 2022

Notes to Consolidated Financial Statements

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

Presentation of Financial Statements

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements include the accounts and operations of the Company and all adjustments  which are necessary for a fair presentation of the results of its operations, financial position, and cash flows. The consolidated financial statements include the accounts of 374Water Inc., 374Water Systems Inc., and 374Water Sustainability Israel LTD, each a wholly-owned subsidiary of 374Water. Intercompany balances and transactions have been eliminated in consolidation.

Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents and Investment Securities

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company held $10,445,404 and $4,046,937 in cash and cash equivalents as of December 31, 2023 and 2022, respectively.

During 2023, the Company reassessed classification of certain investment securities and the Company transferred $1,963,432 of investment securities from available-for-sale (“AFS”) to held-to-maturity (“HTM”) investment securities. At the time of transfer, the Company reversed the allowance for credit losses associated with the AFS investment securities through credit loss expense. The securities were transferred at their amortized cost basis, net of any unrealized gain or loss reported in accumulated other comprehensive income. The related unrealized loss of $18,968 included in accumulated other comprehensive loss was amortized out of other comprehensive income with an offsetting entry to interest income as a yield adjustment through earnings over the remaining term of the investment securities which matured in May 2023. Subsequent to transfer, the allowance for credit losses on these investment securities was evaluated under the accounting policy for HTM debt securities. The Company held no AFS investment securities as of December 31, 2023.

The Company held AFS investment securities as of December 31, 2022 as noted in the following table:

	Adjusted Cost	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current AFS Securities	Non-Current AFS Securities
Cash	$4,046,937	$—	$4,046,937	$4,046,937	$—	$—
Level 2:
U.S. Treasury securities	1,963,432	18,968	1,944,464	—	1,944,464	—
Total	$6,010,369	$18,968	$5,991,401	$4,046,937	$1,944,464	$—

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

Reclassifications

Certain reclassifications of prior year amounts including the effect of exchange rates on cash of $328 on the consolidated statements of cash flows have been made to conform to the 2023 presentation.  These reclassifications had no effect on net loss or loss per share as previously reported.

Accounts Receivable

Accounts receivables consist of balances due from sales, service revenues, and unbilled accounts receivables (revenues earned but not yet billed). The Company monitors accounts receivable and provides allowances for expected credit losses when considered necessary. At December 31, 2023 and 2022, accounts receivable were considered to be fully collectible but in accordance with the allowance for credit losses, the Company recorded an allowance for credit losses based on a reserve of current and aged receivables.  Accordingly, an allowance for credit losses of $2,909 and $0 was recorded as of December 31, 2023 and 2022, respectively.

Accounts Receivable

Accounts receivables consist of balances due from customers for equipment sales and service revenues.

Other Receivables

Other receivables consist of accrued interest income from the cash held in interest bearing money market account with a financial institution. We typically receive payment for accrued interest one month in arrears.

Unbilled Accounts Receivables

Unbilled accounts receivables consist of balances due from  revenues earned but not yet billed related to one customer contract for an equipment sale and services.

Accounts receivable allowance for credit loss

The activity related to the accounts receivable allowance for credit losses was as follows:

Name	2023	2022
Beginning balance	$—	$—
Current period provision	2,909	—
Write-offs	—	—
Recoveries	—	—
Ending Balance	$2,909	$—

Property and Equipment

Property and Equipment is recorded at cost. Depreciation is computed using the straight-line method and an estimated useful life of three to five years. Expenses for maintenance and repairs are charged to expenses as incurred.

The following table presents property and equipment as of December 31, 2023 and 2022:

	2023	2022
Computers	$16,489	$11,434
Equipment	190,748	134,322
Vehicles	44,510	—
Total property and equipment	251,747	145,756
Less: accumulated depreciation	(20,776)	$(2,677)
Total property and equipment, net	$230,971	$143,079

Depreciation expense related to property and equipment was as follows:

	Year Ended December 31,
	2023	2022
Depreciation	$18,098	$2,447

Intangible Assets

Intangible assets are subject to amortization, and any impairment is determined in accordance with ASC 350, “Intangibles - Goodwill and Other.” Intangible assets are stated at historical cost and amortized over their estimated useful lives. The Company uses a straight-line method of amortization, unless a method that better reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up can be reliably determined. As of December 31, 2023 and 2022, there was no impairment.

Long-Lived Assets

The Company reviews long-lived assets, including property and equipment and intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses an estimate of the undiscounted cash flows over the remaining life of its long-lived assets, or related group of assets where applicable, in measuring whether the assets to be held and used will be realizable. Recoverability of assets held and used is measured by a comparison of the carrying amount to the future undiscounted expected net cash flows to be generated by the asset. As of December 31, 2023 and 2022, there were no impairments.

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

Significant customers and suppliers are those that account for greater than 10% of the Company’s revenues, purchases, accounts receivables, and accounts payables. One customer made up approximately 88% and 98% of revenue for the year ended December 31, 2023 and 2022, respectively. As of December 31, 2023, one customer accounted for 51% of our outstanding accounts receivable. As of December 31, 2022, we did not have any accounts receivable outstanding.

As of December 31, 2023 and 2022, our unbilled receivables of $1,485,803 and $918,164, respectively, were due from one customer and the same customer that comprises the majority of our revenue. The loss of this significant customer could adversely affect the results of our operations.

In 2023 and 2022, the Company purchased a substantial portion of manufacturing services from one third party vendor, Merrell Bros.

Refer to Note 9 for a license agreement we have with Duke University for the SCWO technology used in our systems.

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

The Company generates revenue from the sale of equipment (AirSCWO units) and services, specifically the completion of treatability studies. In the case of equipment revenues, the Company’s performance obligations are satisfied over time over the life of the contract which are typically fixed price contracts. Revenue is recognized over time by measuring the progress toward complete satisfaction of the performance obligation using specific milestones. These milestones within the contract are assigned revenue recognition percentages, based on overall expected cost-plus margin estimates of those milestones compared to the total cost of the contract. Equipment sale related contract revenues are recognized in the proportion that contract costs incurred bear to total estimated costs. This method is used because management considers the input method to be the best available measure of progress on these contracts.

Changes in our overall expected cost estimates are recognized as a cumulative adjustment for the inception-to-date effective of such change. If these changes in estimates result in a possible loss being incurred on the contract, we accrue for such a loss in the period such an outcome becomes probable.

Services revenues are recognized when all five revenue recognition criteria have been completed which is generally when we deliver      a completed report to the customer.

Contract costs include all direct material, labor and subcontractor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation. General, selling, and administrative costs are charged to expenses as incurred.

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

Revenues for the year ended December 31, 2023 in the amount of $655,818 was generated from the manufacturing of the AirSCWO equipment system and $88,134 was generated from the completion of treatability study services. Revenues for the year ended December 31, 2022 in the amount of $2,952,020 was generated from the manufacturing of the AirSCWO equipment system and $63,501 was generated from the completion of treatability study services.

Accrued Contract Loss Provision and Onerous Contracts

Onerous contracts are those where the costs to fulfill a contract exceed the consideration expected to be received under the contract. The revenue standard does not provide guidance on the accounting for onerous contracts or onerous performance obligations. US GAAP contains other applicable guidance on the accounting for onerous contracts, and those requirements should be used to identify and measure onerous contracts.

Our equipment manufacturing contract is a fixed price contract. Due to the nature of the contract, including customer specific equipment design, we applied ASC 605-35, Revenue Recognition—Provision for Losses on Construction-Type and Production-Type Contract (ASC 605-35). ASC 605-35 requires the recognition of a liability for anticipated losses on contracts prior to those losses being incurred when a loss is probable and can be estimated.

As of December 31, 2023, we evaluated the total costs incurred on this contract to date and the estimated costs we anticipate incurring to complete the contract.  Based on this analysis, we accrued a contract loss provision of $500,000 which has been presented on the accompanying consolidated balance sheets and is recorded within cost of revenues on the accompanying consolidated statements of operations.

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

The Company has elected to estimate and account for options granted for which the requisite service period will not be rendered, due to the option being forfeited or expiring. The forfeiture rate estimated is based on the percentage of cumulative forfeitures to the total award grants.  During the quarter ended December 31, 2023, we compared our actual forfeiture rate to our estimated forfeiture rate and made a cumulative adjustment of approximately $55,000 in the quarter ended December 31, 2023 to reduce our forfeiture rate estimate to approximately 5% of the total stock-based compensation recognized during the year.

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

Accounting for Uncertainty in Income Taxes

The Company follows the provisions of ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There were no uncertain tax positions as of December 31, 2023 and 2022.

Research and Development Costs

The Company’s research and development costs are expensed in the period in which they are incurred. Such expenditures amounted to $1,496,129 and $1,113,500 for the years ended December 31, 2023 and 2022, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share is computed in accordance with ASC Topic 260, “Earnings per Share” Basic weighted-average number of shares of common stock outstanding for the years ended December 31, 2023 and 2022 include the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares of common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for all periods presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive.  As of December 31, 2023, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be antidilutive: options for 10,828,174 shares of common stock and 1,235,000 warrants.  As of December 31, 2022, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be antidilutive: options for 12,752,000 shares of common stock and 1,250,000 warrants.

Financial Instruments

The Company carries cash, accounts receivable, accounts payable and accrued expenses, at historical costs. The respective estimated fair values of these assets and liabilities approximate carrying values. The Company applies the guidance related to fair value for certain non-financial assets and liabilities. The non-financial assets and liabilities include items such as finite lived intangibles and property and equipment.

Foreign Currency Translation

The Company’s reporting currency is the United States (“U.S.”) dollar while the functional currency of the Company’s insignificant non-U.S. subsidiary 374Water Sustainability Israel LTD is the Israeli Shekel. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income (loss) in equity. Gains (loss) arising from transactions denominated in a currency other than the functional currency of the entity that is party to the transaction are included in net income (loss) on the Company’s consolidated statements of operations.

All assets and liabilities of the 374Water Sustainability Israel LTD wholly-owned subsidiary whose accounts are denominated in foreign currency are translated into United States dollars at appropriate year-end current exchange rates.  All income and expense accounts of those locations are translated at the average exchange rate for each period.  The foreign currency translation amounts for the years ended December 31, 2023 and 2022 are included in accumulated comprehensive income on the consolidated statement of changes in equity.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the fair value of equity-based compensation, revenue recognition and accrued loss provisions on onerous contracts, fair value of intangible assets, useful lives of long-lived assets, and valuation allowance against deferred tax assets.

Recent Accounting Pronouncements - Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities.  For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected.  For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down.  This ASU affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income.  The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  Effective January 1, 2023, the Company adopted this ASU.  The adoption resulted in  an immaterial credit loss allowance against our outstanding accounts receivable as of December 31, 2023.

Recent Accounting Pronouncements - Not Yet Adopted

In December 2023 FASB issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). The ASU focuses on income tax disclosures around effective tax rates and cash income taxes paid. ASU 2023-09 requires public business entities to disclose, on an annual basis, a rate reconciliation presented in both dollars and percentages. The guidance requires the rate reconciliation to include specific categories and provides further guidance on disaggregation of those categories based on a quantitative threshold equal to 5% or more of the amount determined by multiplying pretax income (loss) from continuing operations by the applicable statutory rate. For entities reconciling to the US statutory rate of 21%, this would generally require disclosing any reconciling items that impact the rate by 1.05% or more. ASU 2023-09 is effective for public business entities for annual periods beginning after Dec. 15, 2024 (generally, calendar year 2025) and effective for all other business entities one year later. Entities should adopt this guidance on a prospective basis, though retrospective application is permitted. The adoption of ASU 2023-09 is expected to have a financial statement disclosure impact only and is not expected to have a material impact on the Company’s financial statements.

In November 2023 the FASB issued ASU 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures.  The ASU will now require public entities to disclose its significant segment expenses categories and amounts for each reportable segment. Under the ASU, a significant segment expense is an expense that is:

•	significant to the segment,
•	regularly provided to or easily computed from information regularly provided to the chief operating decision maker (CODM), and
•	included in the reported measure of segment profit or loss.

The ASU is effective for public entities for fiscal years beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024 (calendar year public entity will adopt the ASU in its 2024 Form 10 K). The ASU should be adopted retrospectively unless it’s impracticable to do so. Early adoption of the ASU is permitted, including in an interim period. The adoption of ASU 2023-07 is expected to have a financial statement disclosure impact only and is not expected to have a material impact on the Company’s financial statements.

The Company considers the applicability and impact of all recently issued accounting pronouncements.  Recent accounting pronouncements not specifically identified in our disclosures are either not applicable to the Company or are not expected to have a material effect on our financial condition or results of operations.

Note 3 – Liquidity, Capital Resources

As of December 31, 2023, the Company had working capital of $13,528,176 compared to working capital of $7,060,511 at December 31, 2022.  As of December 31, 2023, the Company had an accumulated deficit of $15,953,504 compared to an accumulated deficit of $7,849,982 at December 31, 2022.  During the year ended December 31, 2023, the Company had a net loss of $8,103,522 and used $9,034,987 of net cash in operations. During the year ended December 31, 2022, the Company had a net loss of $4,689,967 and used $4,948,668 of net cash in operations for the period.

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

Note 4 – Inventory

Inventory consists of:

Name	Balance at December 31, 2023	Balance at December 31, 2022
Raw materials	$457,393	$755,218
Work-in-process	1,819,284	905,492
Total	$2,276,677	$1,660,710

As of December 31, 2023 and 2022, the Company noted no inventory impairment and there were no inventory write downs recorded.

Note 5 – Intangible Assets

Intangible assets are recorded at cost and consist of the license agreement with Duke University and other patents. The Company issued Duke University a small block of shares of common stock estimated to have a fair value of $1,073,529 as consideration for granting the Company the license based on the Company’s common stock market price on the date the license agreement was executed (see Note 8). Intangible assets are comprised of the following as of December 31, 2023 and 2022:

Name	Estimated Life	Balance at December 31, 2022	Additions	Amortization	Balance at December 31, 2023
License agreement	17 Years	$964,965	$-	$63,036	$901,929
Patents	20 Years	85,057	5,725	4,682	86,100
Total		$1,050,022	$5,725	$67,718	$988,029

Name	Estimated Life	Balance at December 31, 2021	Additions	Amortization	Balance at December 31, 2022
License agreement	17 Years	$1,028,114	$-	$63,149	$964,965
Patents	20 Years	34,742	52,292	1,977	85,057
Total		$1,062,856	$52,292	$65,126	$1,050,022

Amortization expense for the year ended December 31, 2023 and December 31, 2022 was $67,718 and $65,126, respectively.

Estimated future amortization expense as of December 31, 2023:

December 31,
2023
2024	$67,933
2025	67,933
2026	67,933
2027	67,933
2028	67,933
Thereafter	648,364
Intangible assets, net	$988,029

Note 6 – Revenue, Unearned Revenue and Unbilled Accounts Receivable

Revenue

The following is a summary of our revenues by type for the years ended December 31, 2023 and 2022:

Name	Balance at December 31, 2023%		Balance at December 31, 2022%
Equipment revenue	$655,818	88%	$2,952,020	98%
Service revenue	88,134	12	63,501	2
Total	$743,952	100%	$3,015,521	100%

Unearned Revenue

The following is a summary of our unearned revenue activity for the years ended December 31, 2023 and 2022:

Name	Balance at December 31, 2023	Balance at December 31, 2022
Unearned revenue at beginning of year	$200,109	$-
Billings deferred	58,000	1,467,189
Recognition of prior unearned revenue	(128,109)	(1,267,080)
Unearned revenue at end of year	$130,000	$200,109

Name	Balance at December 31, 2023	Balance at December 31, 2022
Unbilled accounts receivable at beginning of year	$918,164	$-
Services performed but unbilled	1,061,612	918,164
Services billed	(485,223)	-
Unbilled accounts receivable at end of year	$1,494,553	$918,164

Note 7 – Stockholder’ Equity

The Company is authorized to issue 50,000,000 preferred stock shares and 200,000,000 common stock shares both with a par value of $.0001.

Preferred Stock

On October 30, 2020, the Company designated 1,000,000 shares as Series D Convertible Preferred Stock with a par value of $0.0001.

On April 16, 2021, the Company closed on a private placement of 440,125 shares of Series D Convertible Preferred Stock (the “Preferred Stock'') with a par value of $0.0001, yielding gross proceeds of $6,551,691 (the “Private Placement”) and settlement of a $50,000 liability for Preferred Stock shares. The Private Placement proceeds will be used for working capital, primarily for the development, manufacturing and commercialization of 374Water’s Air SCWO systems. The Preferred Stock has a stated value of $15 per share, is convertible into common stock at $0.30 per share and has voting rights based on the underlying shares of common stock. Upon liquidation of the Company, the Preferred Stockholders have a liquidation preference before any assets can be distributed to common stockholders. All of the Preferred Stock were sold pursuant to an exemption from registration requirements under Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. On September 29, 2021, 412,853 shares of Preferred Stock were converted into 20,642,667 shares of common stock.  On January 12, 2022, the Company converted the remaining 27,272 shares of Preferred Stock to 1,363,149 shares of common stock.  As of December 31, 2023, there are 50,000,000 shares of “blank check” preferred stock, but there were no shares of Preferred Stock issued and outstanding.

Common Stock

The holders of common stock are entitled to one vote per share on all matters submitted to a vote of shareholders, including the directors’ election. There is no right to cumulative voting in the election of directors. The holders of common stock are entitled to any dividends that may be declared by the board of directors out of funds legally available for payment of dividends subject to the prior rights of holders of preferred stock and any contractual restrictions the Company has against the payment of dividends on common stock. In the event of our liquidation or dissolution, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no preemptive rights and have no right to convert their common stock into any other securities. As of December 31, 2023, there were 132,667,107 shares of common stock issued and outstanding.

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

During the year ended December 31, 2023, a total of 3,766,422 shares of common stock have been sold pursuant to the open market sale agreement resulting in a total of $13,441,438 in proceeds, net of $230,000 commission fees and $110,000 of accounting and legal fees. As of December 31, 2023, approximately $86,560,000 remained available under the Company’s at-the-market public facility, subject to various limitations.

Stock-Based Compensation

Stock Options issued are part of the 2021 Equity Incentive Plan (the “2021 Plan”) which reserved a total of 10,000,000 shares. The Company has issued a total of 4,052,000 stock options with 5,948,000 reserved options remaining for issuance as of December 31, 2023. The Company recorded stock-based compensation of $925,181 and $610,741, respectively, related to vested options and options expected to vest granted to employees and various consultants of the Company, of which $796,881 and $549,435 was charged as general and administrative expenses and $128,300 and $61,306 as research and development expenses in the accompanying consolidated statements of operations during the years ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023 and 2022, the stock-based compensation expense recognized is net of estimated forfeitures of $50,000 and $41,851, respectively.

Stock Options

Stock option activity for the year ended December 31, 2023 and 2022 is summarized as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2021	12,300,000 *	0.37	$30,504,000	5.62
Granted	1,415,000	2.88	—	—
Exercised	(25,352)	1.67	—	—
Expired/forfeit	(937,648)	0.67	—	—
Options outstanding at December 31, 2022	12,752,000	0.62	$28,543,370	5.09
Granted	1,473,000	2.43	—	—
Exercised	(2,379,038)	0.27	—	—
Expired/forfeit	(1,017,788)	1.78	—	—
Options outstanding at December 31, 2023	10,828,174	0.83	$6,374,433	4.66
Exercisable at December 31, 2023	8,533,871	1.79	$8,710,000	3.59

*Includes 8,700,000 options granted in connection with the Merger (see Note 1) and were not granted under the 2021 Plan. As of December 31, 2023, 6,700,000 of these options remain outstanding.

During the year ended December 31, 2023, the options exercised consisted of 2,283,800 of cashless option exercises which resulted in the issuance of 2,067,902 shares of common stock shares and the exercise of 95,238 common stock options with an exercise price of $1.05 which resulted in gross proceeds of $100,000 and the issuance of 95,238 common stock shares.

Total unrecognized compensation associated with these unvested options is approximately $1,912,257 which will be recognized over a period of approximately three years.

Intrinsic value is based on the difference between the option exercise price and the quoted market price as of December 31, 2023.

The fair value of these options granted were estimated on the date of grant, using the Black-Scholes option-pricing model with the following assumptions:

	For the years ended
	2023	2022
Dividend yield	0.00%	0.00%
Expected life	5.45 – 6.53 Years	5.28 – 6.10 Years
Expected volatility	26.25-35.88%	34.37-39.18%
Risk-free interest rate	3.57-4.66%	1.44-4.30%

Stock Warrants

During the year ended December 31, 2022, there were no new warrants issued or exercised. During the year ended December 31, 2023, there were no new warrants issued and 15,000 warrants exercised with an exercise price of $2.50 resulting in gross proceeds of $37,500 and the issuance of 15,000 shares of common stock. The intrinsic value of all outstanding warrants as of December 31, 2023 was $0 based on the market price of our common stock of $1.42 per share.

 A summary of warrant activity as of December 31, 2023, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2021	1,250,000	2.50	$437,500	2.96
Issued	—	—	—	—
Exercised	—	—	—	—
Balance at December 31, 2022	1,250,000	2.50	$450,000	1.96
Issued	—	—	—	—
Exercised	(15,000)	2.50	—	—
Balance at December 31, 2023	1,235,000	2.50	$—	0.96

Note 8 –  Related Party Transactions

In 2021, the Company entered into a manufacturing and service agreement to fabricate and manufacture the AirSCWO systems (the “Original M&S Agreement”) with Merrell Bros. Fabrication, LLC, a division of Merrell Bros. Inc (“Merrell Bros.”). The initial term of the Original M&A Agreement ends July 7, 2024 with a one-year automatic renewal unless terminated by either party with at least a sixty-day notice prior to expiration (see Note 11 – Subsequent Events).

As part of the agreement, the Company appointed Terry Merrell to its board of directors. As of December 31, 2023, Merrell Bros. or their affiliates own stock below 5% of the outstanding common stock. As of December 31, 2022, Merrell Bros. or their affiliates own stock in excess of 5% of the outstanding common stock.

As of December 31, 2023, the Company incurred $1,210,826 in related party expenses related to the manufacturing of the AirSCWO systems. As of December 31, 2023, accounts payable and accrued expenses includes $125,282 of amounts owed to Merrell Bros. for the manufacturing services provided.

Note 9 – Commitments and Contingencies

License Agreement

The patented technology underlying 374Water’s supercritical water oxidation (SCWO) units, which was developed principally through the efforts of Messrs. Nagar and Deshusses at the facilities of Duke University, Durham, North Carolina (“Duke”), where Dr. Deshusses is a professor. The SCWO technology is licensed to 374Water pursuant to a worldwide license agreement with Duke executed on April 16, 2021 (the “License Agreement”). In connection with the License Agreement, 374Water also executed an equity transfer Agreement with Duke pursuant to which Duke received a small number of common stock in the Company (See Note 5). Under the terms of the License Agreement, the Company is required to make royalty payments based on a percentage of licensed product sales, as defined in the License Agreement which is triggered by the sale of licensed products. Further, the Company is also required to pay royalties on a percentage of sublicensing fees. The Company will reimburse Duke for any ongoing patent expenses incurred. As of December 31, 2023, the Company has not incurred any expenses in connection with this License Agreement. The Company may terminate the license agreement anytime by providing Duke 60 days’ written notice.

Legal Settlement

In 2023, the Company was named in a lawsuit filed against our former stock transfer agent (“Former TA”) by certain unrelated individuals asserting claims for negligence, conversion, and various breaches. Our Former TA issued 175,000 shares of our common stock to the State of Delaware in accordance with escheat laws after the Former TA was unable to issue the shares of common stock to the individuals. While the Company was not at fault in the matter, due to certain indemnification clauses between the Company and the Former TA, we are in the process of settling the matter with the individuals.

Based on the settlement discussions currently in process, we believe this matter will be settled with 275,000 common stock options with an exercise price equal to the market price when granted and an exercise period of five years. As of December 31, 2023, we have $135,000 as an accrued legal settlement, as presented on the accompanying consolidated balance sheet, for this pending settlement based on the estimated grant-date fair value of these options using a Black-Scholes valuation model and the following assumptions: stock price and exercise price of $1.33, risk free rate 4.43%, expected term five years, and volatility of 26.36%.  This estimated legal settlement has been included in general and administrative expenses on the accompanying consolidated statements of operations for the year ended December 31, 2023.

We note that in the ordinary course of business that we may be the subject of, or party to, various pending or threatened legal actions which could result in a material adverse outcome for which the related damages may not be estimable.  We do not believe any legal action would have a significant impact on the financials other than the matter disclosed above.  However, there is inherent uncertainty regarding such matters.

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

Significant components of the Company’s net deferred income taxes are as follows:

	December 31,
	2023	2022
Deferred tax assets:

Goodwill	$151,634	$168,897
Capitalized start-up costs	55,077	65,305
Other intangibles	6,808	8,068
Other accruals	36,760	17,425
Stock compensation	359,378	80,374
Net operating loss	3,561,783	1,009,495
Contribution carryforward	832	346
Unrealized gain/loss	—	(10,499)
Unearned revenue	35,399	5,763
Research and development costs	887,434	353,746
Reserves and allowances	136,942	—
Deferred tax assets	5,232,047	1,698,920
Less valuation allowance	(5,173,947)	(1,665,938)
Net deferred tax assets after valuation allowance	$58,100	$32,982

Deferred tax liabilities:

Depreciation	$(58,100)	$(32,982)
Deferred tax liabilities	(58,100)	(32,982)
Net deferred tax asset (liability)	$—	$—

A reconciliation of the U.S. statutory federal income tax rate to the effective income tax rate (benefit) follows:

Rate Reconciliation

	December 31,
	2023	2022
Rate Reconciliation
Federal income tax at statutory rate	21.00%	21.00%
Change in state tax	1.99%	0.02%
Change in valuation allowance	-43.19%	-20.59%
Permanent differences	10.70%	-1.80%
State taxes	6.23%	2.05%
Other	3.27%	-0.68%
Effective income tax rate	0%	0%

The Company has gross net operating loss carryforwards for federal tax purposes totaling approximately $13.3 million and $4.4 million at December 31, 2023 and 2022 respectively, which will carry forward indefinitely. The Company has gross net operating loss carryforwards for state tax purposes totaling approximately $11.0 million and $1.45 million at December 31, 2023 and 2022 respectively, which will carry forward indefinitely.

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

In evaluating the amount of the valuation allowance against its deferred tax assets as of December 31, 2023 and 2022, the Company considered all available positive and negative evidence and concluded that it is more likely than not that a portion of its deferred tax assets would not be realized. Accordingly, the Company has recorded a valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets.

The Company had no unrecognized tax benefits as of December 31, 2023 and 2022. The Company does not anticipate a significant change in total unrecognized tax benefits within the next 12 months. Tax years 2020-2022 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note 11 – Subsequent Events

On March 27, 2024, we executed a supplemental manufacturing and services agreement (the “Supplemental M&S Agreement”) with Merrell Bros. as Merrell Bros. has indicated to us their intent to not renew the Original M&S Agreement and we have indicated our desire to relocate to a larger manufacturer facility with more square footage dedicated to expanding our manufacturing operations. Simultaneous to executing the Supplement M&S Agreement, Merrell Bros. provided us with a written non-renewal notice. Accordingly, the manufacturing and service agreement will terminate on its original expiration date of July 7, 2024 and will not be renewed.

The Supplemental M&S Agreement will become effective on July 7, 2024 and will replace the Original M&S Agreement. Under the Supplemental M&S Agreement, our relationship and the manufacturing services provided by Merrell Bros. will continue on an as needed basis based on statements of work to be agreed upon by both parties to fulfill future and current manufacturing orders.  The term of the Supplemental M&S Agreement is one year from July 7, 2024 with a one-year renewal upon a mutually executed written extension.  Either party may terminate this Supplement M&S Agreement upon written notice of such a termination, specifying the extent to which performance of work is terminated and the effective date of termination.

The Supplemental M&S Agreement will become effective on July 7, 2024 and will replace the Original M&S Agreement. Under the Supplemental M&S Agreement, our relationship and the manufacturing services provided by Merrell Bros. will continue on an as needed basis based on statements of work to be agreed upon by both parties to fulfill future and current manufacturing orders.  The term of the Supplemental M&S Agreement is one year from July 7, 2024 with a one-year renewal upon a mutually executed written extension.  Either party may terminate this Supplement M&S Agreement upon written notice of such a termination, specifying the extent to which performance of work is terminated and the effective date of termination.

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

10.2	Agreement and Plan of Merger dated as of April 16, 2021 among PowerVerde, Inc., 374Water Inc. and 374 Water Acquisition Corp. (previously filed on Form 8-K filed with the SEC on April 22, 2021).

10.3	Employment Agreement dated as of April 16, 2021 between PowerVerde, Inc. and Yaacov Nagar (previously filed on Form 8-K filed with the SEC on April 22, 2021).

10.4	First Amendment to Employment Agreement dated as of January 26, 2022 between 374 Water Inc. and Yaacov Nagar (previously filed on Form 8-K filed with the SEC on February 1, 2022).

10.5	Employment Agreement dated as of April 16, 2021 between PowerVerde, Inc. and Marc Deshusses, Ph.D. (previously filed on Form 8-K filed with the SEC on April 22, 2021).

10.6	License Agreement dated as of April 16, 2021 between 374Water Inc. and Duke University (previously filed on Form 8-K filed with the SEC on April 22, 2021).

10.7	Equity Transfer Agreement dated as of April 16, 2021 between 374Water Inc. and Duke University (previously filed on Form 8-K filed with the SEC on April 22, 2021).

10.8	Binding Memorandum of Understanding dated March 30, 2021 between 374Water Inc. and MB Holding Inc. (previously filed on Form 8-K filed with the SEC on April 22, 2021).

10.9

Manufacturing and Service Agreement, dated as of July 7, 2021, by and between 374Water Systems Inc. and Merrell Bros. Fabrication, LLC (previously filed on Form 8-K filed with the SEC on July 13, 2021).

10.10

Form of Accredited Investor Subscription Agreement (including the form of Warrant for the Purchase of Common Stock) for the December 17, 2021 private placement closing (previously filed on Form 8-K filed with the SEC on December 23, 2021).

10.11	Form of Board of Directors Agreement (previously filed on Form 8-K filed with the SEC on June 16, 2022).

10.12	Open Market Sale AgreementSM dated December 21, 2022 by and between 374Water Inc. and Jefferies LL (previously filed on Form S-3 filed with the SEC on December 22, 2022).

10.13	Supplemental Manufacturing and Services Agreement dated March 27, 2024 by and between 374Water Systems, Inc. and Merrell Bros. Fabrication, LLC.*

21.1	Subsidiaries of the Company.*

23.1	Consent of Cherry Bekaert LLP*

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002. *

97	374Water Inc. Policy for the Recovery of Erroneously Awarded Compensation, effective December 1, 2023. *

__________

* Filed herewith.

44

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

374WATER INC.

Dated: March 29, 2024	by:	/s/ Jeffrey M. Quick
Jeffrey M. Quick
Interim Chief Executive Officer and Interim Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey M. Quick	Interim Chief Executive Officer and Principal Executive Officer	March 29, 2024

/s/ Adrienne Anderson	Chief Financial Officer	March 29, 2024

/s/ Yaacov Nagar	Director	March 29, 2024

/s/ Richard Davis	Director	March 29, 2024

/s/ Terry Merrell	Director	March 29, 2024

/s/ Deanna Rene Estes	Director	March 29, 2024

/s/ Buddie Joe Penn	Director	March 29, 2024

/s/ Yizhaq Polad	Director	March 29, 2024

/s/ James M. Vanderhider	Director	March 29, 2024

45