Form 10-Q
period 2024-03-31
374Water Inc.
filed 2024-05-15
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 15, 2024, the issuer had 132,670,446 shares of common stock outstanding.

Cautionary Note Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q (the “Form 10-Q”) contains certain statements related to future results of 374 Water, Inc. (the “Company”) that are considered “forward-looking statements'' within the meaning of the Private Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions; interest rate fluctuation; competitive pricing pressures within the Company’s market; equity and fixed income market fluctuation; technological changes; changes in law; changes in fiscal, monetary, regulatory, and tax policies; monetary fluctuations as well as other risks and uncertainties detailed elsewhere in this Form 10-Q or from time-to-time in the filings of the Company with the Securities and Exchange Commission. Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

374Water Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

March 31, 2024 (Unaudited) and December 31, 2023

	March 31, 2024	December 31, 2023
Assets
Current Assets:
Cash	$7,936,161	$10,445,404
Accounts receivable, net of allowance	84,324	64,792
Unbilled accounts receivable	1,771,609	1,494,553
Other accounts receivable	34,161	39,749
Inventory, net	2,601,658	2,276,677
Prepaid expenses	921,365	581,085
Total Current Assets	13,349,278	14,902,260
Long-Term Assets:
Property, and Equipment, net	223,339	230,971
Intangible asset, net	971,691	988,029
Total Long-Term Assets	1,195,030	1,219,000
Total Assets	$14,544,308	$16,121,260

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$755,721	$572,297
Accrued contract loss provision	600,000	500,000
Accrued legal settlement	135,000	135,000
Unearned revenue	132,768	130,000
Other liabilities	10,408	36,787
Total Current Liabilities	1,633,897	1,374,084
Total Liabilities	1,633,897	1,374,084
Commitments and contingencies (Note 9)
Stockholders’ Equity
Preferred stock: 50,000,000 convertible Series D preferred shares authorized; par value $0.0001 per share, nil issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock: 200,000,000 common shares authorized, par value $0.0001 per share, 132,670,446 and 132,667,107 shares outstanding at March 31, 2024 and December 31, 2023, respectively	13,266	13,266
Additional paid-in capital	30,872,643	30,684,943
Accumulated deficit	(17,977,969)	(15,953,504)
Accumulated other comprehensive loss	2,471	2,471
Total Stockholders’ Equity	12,910,411	14,747,176
Total Liabilities and Stockholders’ Equity	$14,544,308	$16,121,260

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2024 and 2023

(Unaudited)

	Three months ended March 31,
	2024	2023

Revenue	$315,278	$801,458
Cost of goods sold	617,298	720,146
Gross margin	(302,020)	81,312
Operating Expenses
Research and development	535,147	355,905
Compensation and related expenses	651,604	718,760
Professional fees	252,705	99,572
General and administrative	459,727	585,659
Total Operating Expenses	1,899,183	1,759,896

Loss from Operations	(2,201,203)	(1,678,584)

Other Income
Interest income	104,620	37,859
Other income	72,118	382
Total Other Income	176,738	38,241
Net Loss before Income Taxes	(2,024,465)	(1,640,343)
Provision for Income Taxes	—	—

Net Loss	$(2,024,465)	$(1,640,343)

Other comprehensive income
Foreign currency translation gain	-	824
Unrealized gain on marketable securities	-	18,967
Total other comprehensive loss	-	19,791
Total comprehensive loss	(2,024,465)	(1,620,552)
Net Loss per Share - Basic and Diluted	$(0.02)	$(0.01)

Weighted Average Common Shares Outstanding - Basic and Diluted	132,668,777	127,146,695

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water Inc. and Subsidiaries

Condensed Consolidated Changes in Stockholders’ Equity

For the three months ended March 31, 2024 and 2023

(Unaudited)

For the three months ended March 31, 2024

	Preferred Stock		Common Stock		Additional		Other	Total
	Number of		Number of		Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balances, December 31, 2023	—	$—	132,667,107	$13,266	$30,684,943	$(15,953,504)	$2,471	$14,747,176
Issuance of shares for services	—	—	3,339	—	4,500	—	—	4,500
Stock-based compensation	—	—	—	—	183,200	—	—	183,200
Net loss	—	—	—	—	—	(2,024,465)	—	(2,024,465))
Balances, March 31, 2024	—	—	132,670,446	$13,266	$30,872,643	$(17,977,969)	$2,471	$12,910,411

For the three months ended March 31, 2023

	Preferred Stock		Common Stock		Additional		Other	Total
	Number of		Number of		Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balances, December 31, 2022	—	$—	126,702,545	$12,669	$16,110,221	$(7,849,982)	$(19,296)	$8,253,612
Issuance of shares of common stock for cash	—	—	2,137,876	214	8,294,494	—	—	8,294,708
Stock-based compensation	—	—	—	—	214,924	—	—	214,924
Foreign currency gain	—	—	—	—	—	—	824	824
Unrealized gain on investments	—	—	—	—	—	—	18,967	18,967
Net loss	—	—	—	—	—	(1,640,343)	—	(1,640,343)
Balances, March 31, 2023	—	—	128,840,421	$12,883	$24,619,639	$(9,490,325)	495	$15,142,692

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2024 and 2023 (Unaudited)

	2024	2023
Cash Flows from Operating Activities
Net loss	$(2,024,465)	$(1,640,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	24,560	29,105
Issuance of common stock for services	4,500	-
Stock-based compensation	183,200	214,924
Gain on foreign currency translation	-	824
Increase in inventory reserve	50,000	-
Changes in operating assets and liabilities:
Accounts receivable	(19,532)	(26,188)
Unbilled accounts receivable	(277,056)	(754,290)
Other receivables	5,588	(308,374)
Inventory	(374,981)	(127,309)
Prepaid expenses	(340,280)	23,285
Accounts payable and accrued expenses	183,424	(581,582)
Accrued contract loss provision	100,000	-
Unearned revenue	2,768	5,000
Other liabilities	(26,379)	(13,528)
Net Cash Used In Operating Activities	(2,508,653)	(3,178,176)

Cash Flows from Investing Activities
Purchase of equipment	-	(7,303)
Increase in intangible assets	(590)	(2,705)

Cash Used In Investing Activities	(590)	(10,008)

Cash Flow from Financing Activities
Proceeds from the sale of common stock	-	8,294,708
Cash Provided by Financing Activities	-	8,294,708

Net (Decrease) Increase in Cash	(2,509,243)	5,106,224
Cash, Beginning of the Period	10,445,404	4,046,937
Cash, End of the Period	$7,936,161	$9,153,161

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

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

Following the Merger, 374Water offers a technology that transforms wet wastes such as sewage sludge, biosolids, food waste, hazardous and non-hazardous waste, and forever chemicals (e.g., “per-and polyfluoroalkyl substances” or “PFAS”) into recoverable resources by focusing on waste as a valuable resource for water, energy, and minerals.  We are developing AirSCWO, a proprietary treatment system based on “supercritical water oxidation.”

Presentation of Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information. It is management’s opinion that the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q and include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Annual Report on Form 10-K of 374Water Inc. as of and for the year ended December 31, 2023 filed with the SEC on March 29, 2024.

The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the full year or for future periods. The condensed consolidated financial statements include the accounts of 374Water Inc., 374Water Systems Inc, and 374Water Sustainability Israel LTD, each a wholly-owned subsidiary of 374 Water. Intercompany balances and transactions have been eliminated in consolidation.

Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company held $7,936,161 and $10,445,404 in cash and cash equivalents as of March 31, 2024 and December 31, 2023, respectively.

Accounts Receivable and Unbilled Accounts Receivable

Accounts receivables consist of balances due from service revenues. Unbilled accounts receivables are from revenues earned but not yet billed. The Company monitors accounts receivable and provides allowances for expected credit losses when considered necessary. As of  March 31, 2024 and December 31, 2023, accounts receivable were considered to be fully collectible but in accordance with the allowance for credit losses, the Company recorded an allowance for credit losses based on a reserve of current and aged receivables which was not significant as of March 31, 2024 and December 31, 2023.

Other Accounts Receivable

Other accounts receivable consist of accrued interest income from the cash held in an interest bearing money market account with a financial institution. We typically receive payment for accrued interest one month in arrears.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. The majority of our inventory is raw materials and work in progress.  Net realizable value is the value of an asset that can be realized upon the sale of the asset, less a reasonable estimate of the costs associated with either the eventual sale or the disposal of the asset in question.  We utilize third-party suppliers to produce our products. Costs associated with fabrication, and other costs associated with the manufacturing of products, are recorded as inventory. We periodically evaluate the carrying value of our inventories in relation to estimated forecasts of product demand, which takes into consideration the life cycle of product releases. Further, as we continue to hence and develop are AirSCWO systems we may replace materials and parts with upgrades to enhance the units. If it is not probable that the replacement part will be used , we establish a reserve against the material or part or dispose of it. When quantities on hand exceed estimated sales forecasts, we perform an analysis to determine if a write-down for such excess inventories is required.  Once inventory has been written down, it creates a new cost basis for inventory.  Inventories are classified as current assets in accordance with recognized industry practice. Based on our evaluation we estimated an inventory allowance of $50,000 and $0 as of March 31, 2024 and December 31, 2023, respectively.

Property and Equipment

Property and Equipment is recorded at cost. Depreciation is computed using the straight-line method and an estimated useful life of three years. Expenses for maintenance and repairs are charged to expense as incurred.

The following table presents property and equipment as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Computers	$16,489	$16,489
Equipment	190,748	190,748
Vehicles	44,510	44,510
Total property and equipment	251,747	251,747
Less: accumulated depreciation	(28,408)	(20,776)
Total property and equipment, net	$223,339	$230,971

Depreciation expense related to property and equipment was as follows:

	Period Ended March 31,
	2024	2023
Depreciation	$7,632	$9,525

Intangible Assets

Intangible assets are subject to amortization, and any impairment is determined in accordance with ASC 360, “Property, Plant, and Equipment.” Intangible assets are stated at historical cost and amortized over their estimated useful lives. The Company uses a straight-line method of amortization unless a method that better reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up can be reliably determined. As of March 31, 2024 and December 31, 2023, there was no impairment.

Long-Lived Assets

The Company reviews long-lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses an estimate of the undiscounted cash flows over the remaining life of its long-lived assets, or related group of assets where applicable, in measuring whether the assets to be held and used will be realizable. Recoverability of assets held and used is measured by a comparison of the carrying amount to the future undiscounted expected net cash flows to be generated by the asset. As of March 31, 2024 and December 31, 2023, there were no impairments.

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

Significant customers and suppliers are those that account for greater than 10% of the Company’s revenues and purchases.  One customer made up approximately 94% and 99% of revenue for the three month periods ended March 31, 2024 and 2023, respectively.

During the three months ended March 31, 2024 and 2023, the Company purchased a substantial portion of manufacturing services from one third party vendor, Merrell Bros Fabrication, LLC (“Merrell Bros.”) (see Note 8).

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

The Company generates revenue from the sale of equipment (AirSCWO units) and services, specifically the completion of treatability studies. In the case of equipment revenues, the Company’s performance obligations are satisfied over time over the life of the contract which are typically long-term fixed price contracts. Revenue is recognized over time by measuring the progress toward complete satisfaction of the performance obligation using specific milestones. These milestones within the contract are assigned revenue recognition percentages, based on overall expected cost-plus margin estimates of those milestones compared to the total cost of the contract. Equipment sale related contract revenues are recognized in the proportion that contract costs incurred bear to total estimated costs. This method is used because management considers the input method to be the best available measure of progress on these contracts.

Changes in our overall expected cost estimates are recognized as a cumulative adjustment for the inception-to-date effective of such change. If these changes in estimates result in a possible loss being incurred on the contract, we accrue for such a loss in the period such an outcome becomes probable.

Services revenues are recognized when all five revenue recognition criteria have been completed which is generally when we deliver a completed treatability study report to the customer.

Contract costs include all direct material, labor and subcontractor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation. General, selling, and administrative costs are charged to expenses as incurred.

Revenues for the three-month period ended March 31, 2024 in the amount of $296,096 was generated from the progress towards completion of the AirSCWO system and $19,182 was generated from the sale of treatability services.

Revenues for the three-month period ended March 31, 2023 in the amount of $793,458 was generated from the sale of the AirSCWO system and $8,000 was generated from the sale of treatability services.

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

Our outstanding equipment manufacturing contract is a fixed price contract. Due to the nature of the contract, including customer specific equipment design, we applied ASC 605-35, Revenue Recognition—Provision for Losses on Construction-Type and Production-Type Contract (ASC 605-35). ASC 605-35 requires the recognition of a liability for anticipated losses on contracts prior to those losses being incurred when a loss is probable and can be estimated.

As of March 31, 2024 and December 31, 2023, we evaluated the total costs incurred on this contract to date and the estimated costs we anticipate incurring to complete the contract.  Based on this analysis, we accrued a total accrued loss provision of $600,000 and $500,000 as of March 31, 2024 and December 31, 2023, respectively, which has been presented on the accompanying unaudited condensed consolidated balance sheets and is recorded within cost of revenues on the accompanying unaudited condensed consolidated statements of operations.

Stock-based Compensation and Change in Accounting Policy

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

Prior to January 1, 2024, the Company had elected to estimate options granted for which the requisite service period would not be rendered, due to the option being forfeited or expiring. The forfeiture rate estimate was based on the percentage of cumulative forfeitures to the total award grants.  During the quarter ended December 31, 2023, we compared our actual forfeiture rate to our estimated forfeiture rate and made a cumulative adjustment of approximately $55,000 in the quarter ended December 31, 2023 to reduce our forfeiture rate estimate to approximately 5% of the total stock-based compensation recognized during the year.

Effective January 1, 2024, the Company made a change in their accounting policy to recognize forfeitures on service-based stock award instruments as they occur.  Due to the lack of history available to adequately estimate our forfeiture rate and the fact that the majority of our serviced based options include a one-year cliff vesting and monthly vesting after, we believe recognizing forfeitures as they occur will result in more accurate financial reporting. The change in this accounting policy did not have a significant impact on the current or prior period financial statements. During the three months ended March 31, 2024, no forfeitures occurred.

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

Accounting for Uncertainty in Income Taxes

The Company follows the provisions of ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There were no uncertain tax positions as of March 31, 2024 and December 31, 2023.

Research and Development Costs

The Company’s research and development costs are expensed in the period in which they are incurred. Such expenditures amounted to $535,147 and $355,905 for the three months ended March 31, 2024 and 2023, respectively.

Loss Per Share

Loss per share is computed in accordance with ASC Topic 260, “Earnings per Share” Basic weighted-average number of shares of common stock outstanding for the three- months ended March 31, 2024 and 2023  include the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares of common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for all periods presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive.  As of March 31, 2024 and March 31, 2023, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be antidilutive: options for 10,740,250 and 13,025,000  shares of common stock and 1,235,000 and 1,250,000 warrants, respectively.

Financial Instruments

The Company carries cash, accounts, unbilled and other receivables, accounts payable and accrued expenses, at historical costs. The respective estimated fair values of these assets and liabilities approximate carrying values / useful lives of equipment and intangible assets due to their current nature.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the fair value of equity-based compensation, service revenue, accrued contract loss provisions, and valuation allowance against deferred tax assets.

Recent Accounting Pronouncements - Not Yet Adopted

In December 2023 FASB issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). The ASU focuses on income tax disclosures around effective tax rates and cash income taxes paid. ASU 2023-09 requires public business entities to disclose, on an annual basis, a rate reconciliation presented in both dollars and percentages. The guidance requires the rate reconciliation to include specific categories and provides further guidance on disaggregation of those categories based on a quantitative threshold equal to 5% or more of the amount determined by multiplying pretax income (loss) from continuing operations by the applicable statutory rate. For entities reconciling to the US statutory rate of 21%, this would generally require disclosing any reconciling items that impact the rate by 1.05% or more. ASU 2023-09 is effective for public business entities for annual periods beginning after December  15, 2024 (generally, calendar year 2025) and effective for all other business entities one year later. Entities should adopt this guidance on a prospective basis, though retrospective application is permitted. The adoption of ASU 2023-09 is expected to have a financial statement disclosure impact only and is not expected to have a material impact on the Company’s financial statements.

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

Note 3 – Liquidity, Capital Resources and Going Concern

As of March 31, 2024, the Company had working capital of $11,715,381 and an accumulated deficit of $17,977,969. For the three months ended March 31, 2024, the Company incurred a net loss of $2,024,465 and used $2,508,653 of net cash in operations for the period.  These conditions raise substantial doubt regarding our ability to continue as a going concern.

Since inception, we have financed our operations principally through the sale of debt and equity securities and operating cash flows. We have an at-the-market (ATM) equity offering under which we may issue up to $100 million of common stock, which is not currently active. However, we are in the process of activating the ATM. During the year end December 31, 2023, we raised approximately $13.4 million of net proceeds through this ATM.

While no assurance can be provided, management believes that these actions provide the opportunity for the Company to continue as a going concern and to grow its business and achieve profitability with access to additional capital funding. Ultimately, the success of the Company as a going concern is dependent upon the ability of the Company to continue executing its plan and obtaining capital that will enable the Company to complete its in-process AirSCWO units and begin manufacturing further units. If the Company is unable to obtain additional financing in sufficient amounts or under acceptable terms, the Company's operating results could be adversely affected.

These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Based upon the Company’s current business plan, we believe that our current cash balance and access to liquidity are sufficient for the Company to meet its financial obligations as they become due for at least the next 12 months from the date of the report.

Note 4 – Inventory

Inventory, net consists of:

Name	Balance at March 31, 2024	Balance at December 31, 2023
Raw materials	$717,052	$457,393
Work-in-process	1,934,606	1,819,284
Less: inventory reserves	(50,000)	—
Total	$2,601,658	$2,276,677

Note 5 – Intangible Assets

Intangible assets, net,  are comprised of the following as of March 31, 2024 and December 31, 2023 :

Name	Estimated Life	Balance at December 31, 2023	Additions	Amortization	Balance at March 31, 2024
License agreement	17 Years	$901,929	$—	$(15,732)	$886,197
Patents	20 Years	86,100	590	(1,196)	85,494
Total		$988,029	$590	$(16,928)	$971,691

Amortization expense for the three months ended March 31, 2024 and 2023, was $16,928 and $16,910, respectively.

Estimated future amortization expense as of March 31, 2024:

March 31,
2024
2024 (remaining)	$50,784
2025	67,933
2026	67,933
2027	67,933
2028	67,933
Thereafter	649,175
Intangible assets, Net	$971,691

Note 6 – Revenue

The following is a summary of our revenues by type for the period ended March 31, 2024 and March 31, 2023:

Name	March 31, 2024%		March 31, 2023%
Equipment revenue	$296,096	94%	$793,458	99%
Service revenue	19,182	6%	8,000	1%
Total	$315,278	100%	$801,458	100%

Unearned Revenue

The following is a summary of our unearned revenue activity for the period ended March 31, 2024 and year ended December 31, 2023:

Name	Balance at March 31, 2024	Balance at December 31, 2023
Unearned revenue at beginning of the period	$130,000	$200,109
Billings deferred	2,768	58,000
Recognition of prior unearned revenue	—	(128,109)
Unearned revenue at end of period	$132,768	$130,000

Unbilled Accounts Receivable

The following is a summary of our unbilled accounts receivable activity for the period ended March 31, 2024 and the year ended December 31, 2023:

Name	Balance at March 31, 2024	Balance at December 31, 2023
Unbilled accounts receivable at beginning of the period	$1,494,553	$918,164
Services performed but unbilled	296,096	1,061,612
Services billed	(19,040)	(485,223)
Unbilled accounts receivable at end of the period	$1,771,609	$1,494,553

Note 7 – Stockholder’ Equity

The Company is authorized to issue 50,000,000 preferred stock shares and 200,000,000 common stock shares both with a par value of $0.0001.

Preferred Stock

On October 30, 2020, the Company designated 1,000,000 shares as Series D Convertible Preferred Stock with a par value of $0.0001.

As of March 31, 2024, there were no shares of Preferred Stock issued and outstanding.

Common Stock

The holders of common stock are entitled to one vote per share on all matters submitted to a vote of shareholders, including the directors’ election. There is no right to cumulative voting in the election of directors. The holders of common stock are entitled to any dividends that may be declared by the board of directors out of funds legally available for payment of dividends subject to the prior rights of holders of preferred stock and any contractual restrictions the Company has against the payment of dividends on common stock. In the event of our liquidation or dissolution, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no preemptive rights and have no right to convert their common stock into any other securities. As of March 31, 2024, there were 132,670,446 shares of common stock issued and outstanding.

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

During the three months ended March 31, 2024, we issued 3,339 fully vested shares of common stock to a service provider with a fair value of $4,500 based on the market price of our common stock on date of grant.

During the three months ended March 31, 2023, a total of 2,137,876 shares of common stock were sold pursuant to the open market sale agreement resulting in a total of $8.35 million in proceeds, net of $0.11 million of commission fees and $0.05 million of accounting and legal fees. No such common stock sales occurred during the three months ended March 31, 2024.

As of March 31, 2024, a total of 3,766,422 shares of common stock have been sold pursuant to the open market sale agreement and approximately 86,560,000 remained available under the Company’s at-the-market public facility, subject to various limitations.

Stock-based compensation

During the three months ended March 31, 2024, and 2023, the Company recorded stock-based compensation of $183,200 and $214,924, respectively, related to common stock issued or vested options to employees and various consultants of the Company. For the three months ended March 31, 2024, $138,586 was charged as general and administrative expenses and $44,614 as research and development expenses in the accompanying unaudited condensed consolidated statements of operations.  For the three months ended March 31, 2023, $189,283 was charged as general and administrative expenses and $25,641 as research and development expenses in the accompanying unaudited condensed consolidated statements of operations.

Stock Options

Stock option activity for the three months ended March 31, 2024 is summarized as follows:

	Shares		Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2023	10,828,174	*	$0.83	$6,374,433	4.66
Granted	50,000		$1.40	—	—
Exercised	—		—	—	—
Expired/forfeit	(137,924)		$2.65	—	—
Options outstanding at March 31, 2024	10,740,250	*	$0.81	$4,826,248	4.35
Options Exercisable at March 31, 2024	8,696,519	*	$0.50	$6,609,354	1.74

*Includes 6,700,000 options granted in connection with the Merger (see Note 1) and were not granted under the 2021 Plan.

As of March 31, 2024, intrinsic value is computed based on the difference between weighted average exercise price and the market price of our common stock as of March 31, 2024 of $1.26 per share multiplied by the total common stock options outstanding and exercisable.

Total unrecognized compensation associated with these unvested options is approximately $1,696,066 which will be recognized over a period of 2.82 years.

The fair value of these options granted were estimated on the date of grant, using the Black-Scholes option-pricing model with the following assumptions:

March 31, 2024
Dividend yield	0.00%
Expected life	6.25 Years
Expected volatility	26.36–26.38%
Risk-free interest rate	4.09–4.31%

Stock Warrants

As of March 31, 2024, there were 1,235,000 warrants outstanding which relate to the Series 1 offering executed in December 2021, where investors were offered a warrant for every two common shares purchased during the offering at an exercise price of $2.50 per share.

During the three months ended March 31, 2024 and 2023, no warrants were issued or exercised.

A summary of warrant activity during the three months ended March 31, 2024, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2023	1,235,000	2.50	$—	0.96
Issued	—	—	—	—
Exercised	—	—	—	—
Balance at March 31, 2024	1,235,000	2.50	$—	0.71

Note 8 - Related Party Transactions

In 2021, the Company entered into a manufacturing and service agreement to fabricate and manufacture the AirSCWO systems (the “Original M&S Agreement”) with Merrell Bros. The initial term of the Original M&A Agreement ends July 7, 2024 with a one-year automatic renewal unless terminated by either party with at least a sixty-day notice prior to expiration. As part of the agreement, the Company appointed Terry Merrell to its board of directors. As of March 31, 2024, Merrell Bros. or their affiliates own stock below 5% of the outstanding common stock.

During the period ended March 31, 2024, the Company incurred $130,321 in related party expenses related to the manufacturing of the AirSCWO systems. As of March 31, 2024, accounts payable and accrued expenses includes $119,343 of amounts owed to Merrell Bros. for the manufacturing services provided.

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

Note 9 - Commitments

License Agreement

The patented technology underlying 374Water’s supercritical water oxidation (SCWO) units, which was developed principally through the efforts of Messrs. Nagar and Deshusses at the facilities of Duke University, Durham, North Carolina (“Duke”), where Dr. Deshusses is a professor. The SCWO technology is licensed to 374Water pursuant to a worldwide license agreement with Duke executed on April 16, 2021 (the “License Agreement”). In connection with the License Agreement, 374Water also executed an equity transfer Agreement with Duke pursuant to which Duke received a small number of common stock in the Company (See Note 5). Under the terms of the License Agreement, the Company is required to make royalty payments based on a percentage of licensed product sales, as defined in the License Agreement which is triggered by the sale of licensed products. Further, the Company is also required to pay royalties on a percentage of sublicensing fees. The Company will reimburse Duke for any ongoing patent expenses incurred. As of March 31, 2024, the Company has not incurred any expenses in connection with this License Agreement. The Company may terminate the license agreement anytime by providing Duke 60 days’ written notice.

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

Based on the settlement discussions currently in process, we believe this matter will be settled with 275,000 common stock options with an exercise price equal to the market price when granted and an exercise period of five years. As of March 31, 2024 and December 31, 2023, we have $135,000 as an accrued legal settlement, as presented on the accompanying unaudited condensed consolidated balance sheet, for this pending settlement based on the estimated grant-date fair value of these options using a Black-Scholes valuation model and the following assumptions: stock price and exercise price of $1.33, risk free rate 4.43%, expected term five years, and volatility of 26.36%.

We note that in the ordinary course of business we may be the subject of, or party to, various pending or threatened legal actions which could result in a material adverse outcome for which the related damages may not be estimable.  We do not believe any legal action would have a significant impact on the financials other than the matter disclosed above.  However, there is inherent uncertainty regarding such matters.

Note 10 - Subsequent Events

Employment Agreement

On April 19, 2024, 374Water Inc. the Company entered into an employment agreement with Christian Gannon (the “Employment Agreement”), for Mr. Gannon to serve as President and Chief Executive Officer of the Company effective April 22, 2024 (the “Start Date”). The Employment Agreement provides for an initial annual salary for Mr. Gannon of $450,000. Mr. Gannon is also eligible to earn an annual fiscal year performance bonus for each whole or partial fiscal year of his employment period with the Company; for the initial year under the Employment Agreement in accordance with certain milestones set forth by the Company, and thereafter as determined by the compensation Committee of the Company and the Board of Directors of the Company. Mr. Gannon is eligible to earn a performance bonus up to 125% of Mr. Gannon's then-current base salary (the “Annual Bonus”) if certain milestones are met as defined in the Employment Agreement.

Under the Employment Agreement and subject to the terms of the Company's 2021 Equity Incentive Plan (the “Plan”), Mr. Gannon was granted up to 2,250,000 Restricted Stock Units (as defined in the Plan) under the Plan, vesting as follows: (a) 250,000, on the first annual anniversary of the Start Date; (b) 750,000, in equal increments on the last day of every month thereafter over the following 36 months, subject to Mr. Gannon's continued employment with the Company on each vesting date; and (c) 1,250,000, pursuant to certain milestones set forth by the Company and defined in the Employment Agreement (collectively, the “Gannon Restricted Stock Units”). Additionally, pursuant to the Employment Agreement and the terms of the Plan, Mr. Gannon was granted 5,250,000 Options (as defined in the Plan) under the Plan vesting as follows: (a) 625,000, on the first annual anniversary of the Start Date; (b) 1,875,000, in equal installments on the last day of every month thereafter over the following 36 months subject to Mr. Gannon's continued employment with the Company on each vesting date; and (c) 2,750,000, pursuant to certain milestones set forth by the Company  and defined in the Employment Agreement (collectively, the “Gannon Options”, and together with the Gannon Restricted Stock Units, the “Gannon Equity Awards”).

If the Employment Agreement is terminated by the Company without “Cause” or by Mr. Gannon for “Good Reason” (each as defined in the Employment Agreement, subject to the Company’s right to cure), he will be entitled to termination benefits, pursuant to which the Company will be obligated to (i) pay Mr. Gannon 100% of his then-current annual base salary in 12 equal installments; (ii) any earned but unpaid Annual Bonus; (iii) coverage to Mr. Gannon and his dependents under the Company’s then current medical, health, and vision insurance plans for 12 months; and (iv) if such separation occurs on the day of Mr. Gannon’s first year anniversary of employment or after the first anniversary of the Start Date, (x) a pro-rated Annual Bonus for the fiscal year in which the employment is terminated equal to the pro-rated Annual Bonus that Mr. Gannon would have received based on actual performance for such fiscal year if Mr. Gannon was employed by the Company, and (y) accelerated vesting with respect to the Gannon Equity Awards as if Mr. Gannon had remained employed by the Company through the first anniversary of the date of such separation.

The Employment Agreement contains covenants for the benefit of the Company relating to the protection of the Company’s confidential information and standard Company indemnification obligations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Readers are cautioned that the statements in this Report that are not descriptions of historical facts may be “forward-looking statements” that are subject to risks and uncertainties. This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are based on the beliefs of our management, as well as on assumptions made by and information currently available to us as of the date of this Report. When used in this Report, the words “plan,” “will,” “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project” and similar expressions are intended to identify such forward-looking statements. Although we believe these statements are reasonable, actual actions, operations and results could differ materially from those indicated by such forward-looking statements as a result of the risk factors included in our 2023 Annual Report on Form 10-K filed with the SEC on March 29, 2024, or other factors. We must caution, however, that this list of factors may not be exhaustive and that these or other factors, many of which are outside of our control, could have a material adverse effect on us and our ability to achieve our objectives. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Critical Accounting Policies

In preparing the condensed consolidated financial statements, we have made estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues, costs, and expes, and the disclosure of contingent assets and liabilities as in our condensed consolidated financial statements. Actual results may differ from these estimates. A summary of our critical accounting estimates and policies is included in our 2023 Form 10-K under "Management’s Discussion and Analysis of Financial Condition and Results of Operations." During the three months ended March 31, 2024, there have been no significant changes to these estimates and policies previously disclosed in our 2023 Form 10-K. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the condensed consolidated financial statements included in this Form 10-Q.

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

We currently outsource manufacturing of the AirSCWOTM systems to our strategic partner in the US, Merrell Bros., Inc., that have the facilities and capability to rapidly ramp-up manufacturing volumes and also support system modifications and deployment as required per market and clients. We envision in the future applying an outsourced manufacturing model in a few territories,and may consider establishing our own manufacturing capability in geographies where this is needed to adequately grow our market share.

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

Results of Operations

The following table sets forth, for the periods presented, the consolidated statements of operations data, which is derived from the accompanying unaudited condensed consolidated financial statements:

	Three Month Period Ended March 31,
	2024	2023	$ Change	% Change
Revenue	$315,278	$801,458	$(486,180)	(61%)
Cost of revenues	617,298	720,146	(102,848)	(14%)
Net revenue	(302,020)	81,312	(383,332)	(471%)
Operating expenses:
Research and development	535,147	355,905	179,242	50%
Compensation and related expenses	651,604	718,760	(67,156)	(9%)
Professional fees	252,705	99,572	153,133	154%
General and administrative	459,727	585,659	(125,932)	(22%)
Total operating expenses	1,899,183	1,759,896	139,287	8%
Loss from operations	(2,201,203)	(1,678,584)	(522,619)	31%
Other income, net	176,738	38,241	138,497	362%
Loss before income taxes	(2,024,465)	(1,640,343)	(384,122)	23%
Provision for income taxes	—	—	—	0%
Net loss	$(2,024,465)	$(1,640,343)	$(384,122)	23%

Three Months Ended March 31, 2024, as Compared to the Three Months Ended March 31, 2023

Our business has been focused on development and commercialization of 374Water’s supercritical water oxidation (SCWO) systems. We generated $315,278 and $801,458 in revenue from manufacturing assembly services and from treatability services during the three months ending March 31, 2024 and March 31, 2023, respectively. During the three months ended March 31, 2024, we reached fewer milestones and thus incurred less direct contract costs. Costs associated with our sold unit have started to decline as we reach the end of our fabrication and testing, which have had a direct correlation to the reduced revenue recognized this year. This has had a direct impact on our change in revenue year-over-year.

Our general and administrative expenses decreased to $459,727 during the three months ending March 31, 2024, as compared to $585,659 in the same period of 2023, primarily because of decreased stock-based compensation expense and a decrease in advertising and marketing expenses due to our onsite SCWO system demonstration in Kokomo, Indiana for employees, contractors and customers during the three months ended March 31, 2023.

Our compensation and related expenses decreased to $651,604 during the three months ending March 31, 2024, as compared to $718,760 in the same period of 2023, primarily because of decreased payroll and fringe benefit expenses due to fluctuations in headcount and bonuses paid during the three months ended March 31, 2023 that were not provided during the three months ended March 31, 2024.

Our professional fees increased to $252,705 during the three months ending March 31, 2024, as compared to $99,572 in the same period of 2023, primarily because of increased legal fees as a result of a litigation settlement and an increase in audit related fees.

Our research and development expenses increased to $535,147 during the three months ending March 31, 2024, as compared to $355,905 in the same period of 2023, primarily because of the increase in engineering expenses and our continued efforts to commercialize our systems.

Liquidity, Capital Resources and Going Concern

As of March 31, 2024, the Company had working capital of $11,715,381 and an accumulated deficit of $17,977,969. For the three months ended March 31, 2024, the Company incurred a net loss of $2,024,465 and used $2,508,653 of net cash in operations for the period.  These conditions  raise substantial doubt regarding our ability to continue as a going concern.

Since inception, we have financed our operations principally through the sale of debt and equity securities and operating cash flows. We have an at-the-market (ATM) equity offering under which we may issue up to $100 million of common stock, which is not currently active. However, we are in the process of activating the item.  During the year end December 31, 2023, we raised approximately $13.4 million of net proceeds through this ATM.

While no assurance can be provided, management believes that these actions provide the opportunity for the Company to continue as a going concern and to grow its business and achieve profitability with access to additional capital funding. Ultimately, the success of the Company as a going concern is dependent upon the ability of the Company to continue executing its plan and obtaining capital that will enable the Company to complete its in-process AirSCWO units and begin manufacturing further units. If the Company is unable to obtain additional financing in sufficient amounts or under acceptable terms, the Company operating results could be adversely affected.

These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Based upon the Company’s current business plan, we believe that our current cash balance and access to liquidity are sufficient for the Company to meet its financial obligations as they become due for at least the next 12 months from the date of the report.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2024. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2024.

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

Changes in Internal Control Over Financial Reporting

There have been no other changes in our internal control over financial reporting during the first three months of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable

Item 6. Exhibits.

(a)	Exhibits

10.1	Employment Agreement, dated April 19, 2024, between the Company and Christian Gannon (filed as Exhibit 10.1 to the Company's Form 8-K filed on April 19, 2024)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

In accordance with Section 13(a) or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

374WATER INC

Dated: May 15, 2024	By:	/s/ Christian Gannon
Christian Gannon
Chief Executive Officer

Dated: May 15, 2024	By:	/s/ Adrienne Anderson
Adrienne Anderson
Chief Financial Officer

Exhibit Index

27