Form 10-Q
period 2024-06-30
374Water Inc.
filed 2024-08-14
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2024

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 001-41420

374WATER INC.
(Exact name of Registrant as specified in its charter)

Delaware	88-0271109
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

701 W Main Street, Suite 410

Durham, NC 27701

(Address of principal executive offices)

(440) 601-9677

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	SCWO	The Nasdaq Capital Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated Filer	☒	Smaller reporting company
		☐	Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 12, 2024, the issuer had 132,725,652 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

374Water Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2024 (Unaudited)	December 31, 2023
Assets
Current Assets:
Cash	$5,083,482	$10,445,404
Accounts receivable, net of allowance	57,437	64,792
Other accounts receivable	24,801	39,749
Unbilled accounts receivable	1,771,609	1,494,553
Inventory, net	1,016,231	2,276,677
Prepaid expenses	856,580	581,085
Total Current Assets	8,810,140	14,902,260

Property and equipment, net	260,154	230,971
Equipment-in-process	2,148,062	-
Intangible asset, net	981,335	988,029
Other assets	15,709	-
Total Long-Term Assets	3,405,260	1,219,000
Total Assets	$12,215,400	$16,121,260

Liabilities and Stockholders Equity
Current Liabilities:
Accounts payable and accrued expenses	$892,275	$572,297
Accrued contract loss provision	600,000	500,000
Accrued legal settlement	-	135,000
Unearned revenue	32,768	130,000
Other liabilities	11,743	36,787
Total Current Liabilities	1,536,786	1,374,084
Total Liabilities	1,536,786	1,374,084

Stockholders Equity
Common stock: 200,000,000 common shares authorized, par value $0.0001 per share, 132,932,335 and 132,667,107 shares outstanding at June 30, 2024 and December 31, 2023, respectively	13,292	13,266
Additional paid-in capital	31,573,140	30,684,943
Accumulated deficit	(20,910,289)	(15,953,504)
Accumulated other income	2,471	2,471
Total Stockholders Equity	10,678,614	14,747,176

Total Liabilities & Stockholders Equity	$12,215,400	$16,121,260

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	June 30,		June 30,
	Three Months Ended		Six Months Ended
	2024	2023	2024	2023

Revenue	$36,821	$49,863	$352,099	$851,321
Cost of goods sold	43,543	45,257	660,841	765,403
Gross margin	(6,722)	4,606	(308,742)	85,918

Operating Expenses
Research and development	566,568	271,964	1,101,715	627,869
Compensation and related expenses	777,825	733,121	1,429,429	1,451,881
Professional fees	615,987	92,285	868,692	191,857
General and administrative	1,051,998	676,333	1,511,725	1,261,995
Total Operating Expenses	3,012,378	1,773,703	4,911,561	3,533,602

Loss from Operations	(3,019,100)	(1,769,097)	(5,220,303)	(3,447,684)

Other Income
Interest income	74,192	74,967	178,812	112,826
Other income	12,588	43,553	84,706	43,938
Total Other Income	86,780	118,520	263,518	156,764

Net Loss before Income Taxes	(2,932,320)	(1,650,577)	(4,956,785)	(3,290,920)
Provision for Income Taxes	-	-	-	-

Net Loss	$(2,932,320)	$(1,650,577)	$(4,956,785)	$(3,290,920)

Net Loss per Share - Basic and Diluted	$(0.02)	$(0.01)	$(0.04)	$(0.03)

Weighted Average Common Shares Outstanding	132,801,137	129,389,098	132,735,552	128,274,091

Comprehensive loss:
Net Loss	$(2,932,320)	$(1,650,577)	$(4,956,785)	$(3,290,920)
Change in foreign currency translation	-	4,943	-	5,438
Total comprehensive loss	$(2,932,320)	$(1,645,634)	$(4,956,785)	$(3,285,482)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water Inc. and Subsidiaries

Condensed Consolidated Changes in Stockholders’ Equity

For the three and six months ended June 30, 2024 and 2023

 (Unaudited)

For the three and six months ended June 30, 2024 (Unaudited)

	Preferred Stock		Common Stock				Other	Total
	Number of Shares	Amount	Number of shares	Amount	Additional Paid in capital	Accumulated Deficit	Comprehensive Income	Stockholders' Equity
Balances, December 31, 2023	-	$-	132,667,107	$13,266	$30,684,943	$(15,953,504)	$2,471	$14,747,176

Issuance of shares of common stock for services	-	-	3,339	-	4,500	-	-	4,500

Stock-based compensation	-	-	-	-	183,200	-	-	183,200

Net loss	-	-	-	-	-	(2,024,465)	-	(2,024,465)

Balances, March 31, 2024	-	-	132,670,446	13,266	30,872,643	(17,977,969)	2,471	12,910,411

Issuance of shares of common stock for services	-	-	243,415	24	338,076	-	-	338,100

Stock-based compensation	-	-	-	-	275,384	-	-	275,384

Stock options issued for legal settlement	-	-	-	-	112,697	-	-	112,697

Issuance of shares of common stock for cash , net of issuance costs	-	-	18,474	2	(25,660)	-	-	(25,658)

Net loss	-	-	-	-	-	(2,932,320)	-	(2,932,320)

Balances, June 30, 2024	-	$-	132,932,335	$13,292	$31,573,140	$(20,910,289)	$2,471	$10,678,614

374Water Inc. and Subsidiaries

Condensed Consolidated Changes in Stockholders’ Equity

(Unaudited)

For the three and six months ended June 30, 2023 (Unaudited)

	Preferred Stock		Common Stock				Other	Total
	Number of Shares	Amount	Number of shares	Amount	Additional Paid in capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders' Equity
Balances, December 31, 2022	-	$-	126,702,545	$12,669	$16,110,221	$(7,849,982)	$(19,296)	$8,253,612

Issuance of shares of common stock	-	-	2,137,876	214	8,294,494		-	8,294,708

Stock-based compensation	-	-	-	-	214,924	-	-	214,924

Foreign currency gain	-	-	-	-	-	-	824	824

Unrealized gain (loss) on investments	-	-	-	-	-	-	18,967	18,967

Net loss	-	-	-	-	-	(1,640,343)	-	(1,640,343)

Balances, March 31, 2023	-	-	128,840,421	12,883	24,619,639	(9,490,325)	495	15,142,692

Issuance of shares of common stock	-	-	1,628,546	163	5,146,567	-	-	5,146,730

Issuance of restricted stock	-	-	20,000	2	71,198	-	-	71,200

Exercised of stock options	-	-	175,045	18	-	-	-	18

Exercised of warrants	-	-	15,000	1	37,499	-	-	37,500

Stock-based compensation	-	-	-	-	228,812	-	-	228,812

Foreign currency gain	-	-	-	-	-	-	4,943	4,943

Net loss		-	-	-	-	(1,650,577)	-	(1,650,577)

Balances, June 30, 2023	-	$-	130,679,012	$13,067	$30,103,715	$(11,140,902)	$5,438	$18,981,318

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2024 and 2023

(Unaudited)

	Six Months Ended June 30,	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,956,785)	$(3,290,920)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	50,953	44,281
Issuance of common stock for services	342,600	-
Stock-based compensation	458,584	514,934
Change in foreign currency translation	-	5,767
Gain on legal settlement	(22,303)	-
Inventory reserve	50,000	-
Changes in operating assets and liabilities:
Accounts receivable	7,355	(17,526)
Other accounts receivable	14,948	-
Unbilled accounts receivable	(277,056)	(790,863)
Inventory	(608,838)	(143,785)
Prepaid expenses	(275,495)	(52,998)
Other assets	(15,709)	-
Accounts payable and accrued expenses	319,978	(1,115,353)
Accrued contract loss provision	100,000	-
Unearned revenue	(97,232)	(17,048)
Other liabilities	(25,044)	(13,528)
Net cash used in operating activities	(4,934,044)	(4,877,039)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(46,093)	(7,303)
Purchases of equipment-in-process	(328,778)	-
Increase in intangible assets	(27,349)	(5,623)
Proceeds from the sale of investments	-	1,963,430
Net cash provided by (used in) investing activities	(402,220)	1,950,504

CASH FLOWS FROM FINANCING ACTIVITIES
Net (issuance costs) proceeds from the sale of common stock	(25,658)	13,478,959
Net cash provided by (used in) financing activities	(25,658)	13,478,959

Net increase (decrease) in cash	(5,361,922)	10,552,424

Cash, beginning of period	10,445,404	4,046,937
Cash, end of period	$5,083,482	$14,599,361

Supplemental cash flow disclosures
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclsoure investing activities
Reclassification of inventory to equipment-in-process	$1,819,284	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Nature of Business and Presentation of Financial Statements

Description of the Company

374Water Inc. (the “Company”, “374Water”, “we”, “us”, or “our”) is a Delaware corporation which was formed in September 2005 as PowerVerde, Inc. At that time, the Company was focused on developing, commercializing, and marketing a series of unique electric generating power systems designed to produce electrical power with zero emissions or waste byproducts, based on a pressure-driven expander motor and related organic rankine cycle technology.

On April 16, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger”) with 374Water Inc., a privately held company based in Durham, North Carolina (“374Water Private Company”), and 374Water Acquisition Corp., a newly-formed wholly-owned subsidiary of PowerVerde.

Following the Merger, 374Water is developing a technology that transforms wet wastes such as sewage sludge, biosolids, food waste, hazardous and non-hazardous waste, and forever chemicals (e.g., “per-and polyfluoroalkyl substances” or “PFAS”) into recoverable resources by focusing on waste as a valuable resource for water, energy, and minerals. We are in the process of developing AirSCWO, a proprietary waste treatment system based on “supercritical water oxidation.”  We continue making progress towards commercializing our AirSCWO systems to provide the market with advanced clean and sustainable organic waste destruction technologies and solutions.

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

The results of operations for the six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the full year or for future periods. The condensed consolidated financial statements include the accounts of 374Water Inc., 374Water Systems Inc, and 374Water Sustainability Israel LTD (currently inactive), each a wholly-owned subsidiary of 374Water Inc. Intercompany balances and transactions have been eliminated in consolidation.

Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company held $5,083,482 and $10,445,404 in cash and cash equivalents as of June 30, 2024 and December 31, 2023, respectively.

Accounts Receivable and Unbilled Accounts Receivable

Accounts receivables consist of balances due from service revenues. Unbilled accounts receivables are from revenues earned but not yet billed and relate to one customer contract. The Company monitors accounts receivable and provides allowances when considered necessary. At June 30, 2024 and December 31, 2023, accounts receivable were considered to be fully collectible but in accordance with the allowance for credit losses, the Company recorded an allowance for bad debt based on a reserve of current and aged receivables which was not significant at June 30, 2024 and December 31, 2023.

Other Accounts Receivable

Other accounts receivable consist of accrued interest income from the cash held in an interest bearing money market account with a financial institution. We typically receive payment for accrued interest one month in arrears.

Inventory, Net

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. The majority of our inventory is raw materials and work in progress. Net realizable value is the value of an asset that can be realized upon the sale of the asset, less a reasonable estimate of the costs associated with either the eventual sale or the disposal of the asset in question. Costs associated with fabrication, and other costs associated with the manufacturing of products, are recorded as inventory. We periodically evaluate the carrying value of our inventories in relation to estimated forecasts of product demand, which takes into consideration the life cycle of product releases. When quantities on hand exceed estimated sales or usage forecasts, we perform an analysis to determine if a write-down for such excess inventories is required. Once inventory has been written down, it creates a new cost basis for inventory. Inventories are classified as current assets in accordance with recognized industry practice. Based on our evaluation, we estimated an inventory allowance of $50,000 and $0 at June 30, 2024 and December 31, 2023, respectively.

Property and Equipment, Net

Property and Equipment is recorded at cost. Depreciation is computed using the straight-line method and an estimated useful life of three years. Expenses for maintenance and repairs are charged to expense as incurred.

The following table represents property and equipment as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Computers	$19,977	$16,489
Equipment	218,557	190,748
Vehicles	59,305	44,510
Total property and equipment	297,839	251,747
Less: accumulated depreciation	(37,685)	(20,776)
Total property and equipment, net	$260,154	$230,971

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method and estimated useful lives of three to five years. Expenses for maintenance and repairs are charged to expense as incurred. Depreciation expense for the three months ended June 30, 2024 and 2023, was $9,278 and $892, respectively. Depreciation expense for the six months ended June 30, 2024 and 2023, was $16,910 and $10,417, respectively.

Equipment In-Process

We are in the process of manufacturing and fabricating one of our AirSCWO systems that we plan to use for water treatment demonstration purposes (“Demo System”). We have capitalized the material and labor costs incurred to develop this Demo System, and had previously classified these costs within inventory. In the first quarter of 2024, we executed a contract with the City of Orlando, Florida to deploy a Demo System as part of a full-scale demonstration, which we expect to begin in the third quarter of 2024. Therefore, as of June 30, 2024, we have presented these costs in long-term assets, equipment-in-process which will be depreciated over an estimated useful life of ten years once the Demo System is deployed and in use. We will likely continue to develop and enhance this unit as we perform our demonstrations and continue progressing towards commercialization. Expenses incurred deemed to be maintenance and repairs will be expensed as incurred. Upgrades and enhancements that will improve the operational efficiency of the unit itself will be capitalized.

Intangible Assets, Net

Intangible assets are subject to amortization, and any impairment is determined in accordance with ASC 360, “Property, Plant, and Equipment.” Intangible assets are stated at historical cost and amortized over their estimated useful lives. The Company uses a straight-line method of amortization unless a method that better reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up can be reliably determined. At June 30, 2024 and December 31, 2023, there was no impairment.

Long-Lived Assets

The Company reviews long-lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses an estimate of the undiscounted cash flows over the remaining life of its long-lived assets, or related group of assets where applicable, in measuring whether the assets to be held and used will be realizable. Recoverability of assets held and used is measured by a comparison of the carrying amount to the future undiscounted expected net cash flows to be generated by the asset. At June 30, 2024 and December 31, 2023, there were no impairments.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and customer concentrations. Deposits with financial institutions are insured, up to certain limits, by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s cash deposits often exceed the FDIC insurance limit; however, all deposits are maintained with high credit quality institutions and the Company has not experienced any losses in such accounts. The financial condition of financial institutions is periodically reassessed, and the Company believes the risk of any loss is minimal. The Company believes the risk of any loss on cash due to credit risk is minimal. Furthermore, the Company performs ongoing credit evaluations of its customers and generally does not require collateral.

Significant customers and suppliers are those that account for greater than 10% of the Company’s revenues and purchases. One customer made up approximately 87% and over 90% of revenue for the six month periods ended June 30, 2024 and 2023, respectively.

During the six months ended June 30, 2024 and 2023, the Company purchased a substantial portion of fabrication and manufacturing services from one related party vendor, Merrell Bros Fabrication, LLC (“Merrell Bros.”) (see Note 8).

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

The Company generates revenue from the sale of equipment (AirSCWO systems) and services, specifically the completion of treatability services of various types of waste streams. In the case of revenues from AirSCWO systems, the Company’s performance obligations are satisfied over time over the life of the contract, which is currently a long-term fixed price contracts. Revenue is recognized over time by measuring the progress toward complete satisfaction of the performance obligation using specific milestones. These milestones within the contract are assigned revenue recognition percentages, based on overall expected cost-plus margin estimates of those milestones compared to the total cost of the contract. Equipment sale related contract revenues are recognized in proportion to the contract costs incurred compared to total estimated costs to complete. This method is used because management considers the input method to be the best available measure of progress on these contracts.

Changes in our overall expected cost estimates are recognized as a cumulative adjustment for the inception-to-date effective of such change. If these changes in estimates result in a possible loss being incurred on the contract, we accrue for such a loss in the period such an outcome becomes probable.

Services revenues are recognized when all five revenue recognition criteria have been completed which is generally when the Company has delivered a completed treatability study report to the customer.

Contract costs include all direct material, labor and subcontractor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation. General, selling, and administrative costs are charged to expenses as incurred.

Revenues for the three-month period ended June 30, 2024 in the amount of $9,773 was generated from the progress towards completion of the AirSCWO system and $27,048 was generated from the sale of treatability services.

Revenues for the three-month period ended June 30, 2023 in the amount of $49,863 were generated from the progress towards completion of the AirSCWO system and $0 was generated from the sale of treatability services.

Revenues for the six-month period ended June 30, 2024 in the amount of $305,869 was generated from the progress towards completion of the AirSCWO system and $46,230 was generated from the sale of treatability services.

Revenues for the six-month period ended June 30, 2023 in the amount of $843,321 were generated from the progress towards completion of the AirSCWO system, and $8,000 was generated from the sale of treatability services.

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

The Company's outstanding equipment manufacturing contract is a fixed price contract. Due to the nature of the contract, including customer specific equipment design, we applied ASC 605-35, Revenue Recognition—Provision for Losses on Construction-Type and Production-Type Contract (ASC 605-35).ASC 605-35 requires the recognition of a liability for anticipated losses on contracts prior to those losses being incurred when a loss is probable and can be estimated.

At June 30, 2024 and December 31, 2023, the Company evaluated the total costs incurred on this contract to date and the estimated costs it anticipates incurring to complete the contract. Based on this analysis, we accrued a total accrued loss provision of $600,000 and $500,000 at June 30, 2024 and December 31, 2023, respectively, which has been presented on the accompanying unaudited condensed consolidated balance sheets and is recorded within cost of revenues on the accompanying unaudited condensed consolidated statements of operations.

Stock-based Compensation and Change in Accounting Policy

The Company accounts for stock-based compensation under the provisions of ASC Topic 718 – “Stock Compensation” which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (stock options and common stock purchase warrants). The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on historical volatility of peer companies and other factors estimated over the expected term of the stock options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

Prior to January 1, 2024, the Company had elected to estimate options granted for which the requisite service period would not be rendered, due to the option being forfeited or expiring. The forfeiture rate estimate was based on the percentage of cumulative forfeitures to the total award grants. During the quarter ended December 31, 2023, the Company compared its actual forfeiture rate to its estimated forfeiture rate and made a cumulative adjustment of approximately $55,000 in the quarter ended December 31, 2023 to reduce its forfeiture rate estimate to approximately 5% of the total stock-based compensation recognized during the year.

Effective January 1, 2024, the Company made a change in its accounting policy to recognize forfeitures on service-based stock award instruments as they occur. Due to the lack of history available to adequately estimate its forfeiture rate and the fact that the majority of its serviced based options include a one-year cliff vesting and monthly vesting after, the Company believes recognizing forfeitures as they occur will result in more accurate financial reporting. The change in this accounting policy did not have a significant impact on the current or prior period financial statements.

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

Accounting for Uncertainty in Income Taxes

The Company follows the provisions of ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There were no uncertain tax positions at June 30, 2024 and December 31, 2023.

Research and Development Costs

The Company’s research and development costs are expensed in the period in which they are incurred. Such expenditures amounted to $1,101,715 and $627,869 for the six months ended June 30, 2024, and 2023, respectively, and $566,568 and $271,964, for the three months ended June 30, 2024, and 2023, respectively,

Earnings (Loss) Per Share

Loss per share is computed in accordance with ASC Topic 260, “Earnings per Share.” Basic weighted-average number of shares of common stock outstanding for the six-months ended June 30, 2024 and 2023 include the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares of common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for all periods presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive.

At of June 30, 2024, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be antidilutive: options for 15,999,370 shares of common stock, 1,235,000 warrants, and unvested restricted stock awards of 2,962,000. At June 30, 2023, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be antidilutive: options for 12,855,467 shares of common stock and 1,235,000 warrants.

Financial Instruments

The Company carries cash, accounts receivable, accounts payable and accrued expenses, at historical costs. The respective estimated fair values of these assets and liabilities approximate carrying values / useful lives of equipment and intangible assets due to their current nature.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the fair value of equity-based compensation, reserve for obsolete inventory, accrued contract loss provisions, total estimated costs to be incurred on long-term contracts, and valuation allowance against deferred tax assets.

Recent Accounting Pronouncements - Not Yet Adopted

In December 2023 FASB issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). The ASU focuses on income tax disclosures around effective tax rates and cash income taxes paid. ASU 2023-09 requires public business entities to disclose, on an annual basis, a rate reconciliation presented in both dollars and percentages. The guidance requires the rate reconciliation to include specific categories and provides further guidance on disaggregation of those categories based on a quantitative threshold equal to 5% or more of the amount determined by multiplying pretax income (loss) from continuing operations by the applicable statutory rate. For entities reconciling to the US statutory rate of 21%, this would generally require disclosing any reconciling items that impact the rate by 1.05% or more. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024 (calendar year 2025) and effective for all other business entities one year later. Entities should adopt this guidance on a prospective basis, though retrospective application is permitted. The adoption of ASU 2023-09 is expected to have a financial statement disclosure impact only and is not expected to have a material impact on the Company’s financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures. The ASU will now require public entities to disclose its significant segment expenses categories and amounts for each reportable segment. Under the ASU, a significant segment expense is an expense that is:

•	significant to the segment,
•	regularly provided to or easily computed from information regularly provided to the chief operating decision maker (CODM), and
•	included in the reported measure of segment ,profit or loss.

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

Note 3 – Liquidity, Capital Resources and Going Concern

In accordance with ASU No. 2014-15 Presentation of Financial Statements – Going Concern (subtopic 205-40), the Company’s management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. At June 30, 2024, the Company had working capital of $7,273,354. At June 30, 2024, the Company had an accumulated deficit of $20,910,289. For the six months ended June 30, 2024, the Company had a net loss of $4,956,785 and used $4,934,044 of net cash in operations for the period. Further, we expect to incur substantial losses until we can successfully commercialize and market our AirSCWO systems, as to which there can be no assurance that this will occur.

These conditions raise substantial doubt regarding our ability to continue as a going concern as the Company will need additional debt or equity financing or a combination of both to continue its operations and meet its financial obligations for twelve months from the date these condensed consolidated financial statements were issued.

Presently, the Company will need additional debt or equity financing or a combination of both to continue its operations and meet its financial obligations for at least the next twelve months from the date these condensed consolidated financial statements were issued and beyond. We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. We expect to incur continuing losses and negative cash flows from operations for the foreseeable future.

Since inception, we have financed our operations principally through the sale of debt and equity securities and operating cash flows. We have an at-the-market (ATM) equity offering under which we may issue up to $100 million of common stock, subject to applicable law, which is currently inactive. During the six months ended June 30, 2024 and year end December 31, 2023, we raised approximately $0 and $13.4 million, respectively, of net proceeds through this ATM which is currently inactive. The Company is evaluating strategies to obtain the required additional funding for future operations.

Any additional debt or equity financing that the Company obtains may substantially dilute the ownership held by our existing stockholders. The economic dilution to our shareholders will be significant if our stock price does not materially increase, or if the effective price of any sale is below the price paid by a particular investor. The Company may be unable to access further equity or debt financing when needed or obtain additional financing under acceptable terms, if at all.

We may decide to raise additional capital through a variety of sources in the short-term and in the long-term, including but not limited to:

•	the public equity markets;
•	private equity financings;
•	collaborative arrangements;
•	asset sales; and/or
•	public or private debt.

If the Company is unable to raise additional capital, there is a risk that the Company could be required to discontinue or significantly reduce the scope of its operations. These condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Inventory

Inventory consists of:

Name	Balance at June 30, 2024	Balance at December 31, 2023
Raw materials	$1,066,231	$457,393
Work-in-process	-	1,819,284
Less: inventory reserves	(50,000)	—
Total	$1,016,231	$2,276,677

Note 5 – Intangible Assets

Intangible assets, net, are comprised of the following at June 30, 2024 and December 31, 2023:

Name	Estimated Life	Balance at December 31, 2023	Additions	Amortization	Balance at June 30, 2024
License agreement	17 Years	$901,929	$-	$(31,464)	$870,465
Patents	20 Years	86,100	27,349	(2,579)	110,870
Total		$988,029	$27,349	$(34,043)	$981,335

Amortization expense for the three months ended June 30, 2024 and 2023, was $17,115 and $16,954, respectively, which is included in general and administrative expenses on the condensed consolidated statements of operations.

Amortization expense for the six months ended June 30, 2024 and 2023, was $34,043 and $33,864, respectively, which is included in general and administrative expenses on the condensed consolidated statements of operations.

Estimated future amortization expense for the years ended December 31,:

Amount
2024 (remaining)	$34,629
2025	69,257
2026	69,257
2027	69,257
2028	69,257
Thereafter	669,678
Intangible assets, Net	$981,335

Note 6 – Revenue

The following is a summary of our revenues by type for the three and six-month periods ended June 30, 2024 and June 30, 2023:

	Three Months Ended				Six Months Ended
Name	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
Equipment revenue	$9,773	27%	$49,863	100%	$305,869	87%	$843,321	99%
Service revenue	27,048	73%	-	0%	46,230	13%	8,000	1%
Total	$36,821	100%	$49,863	100%	$352,099	100%	$851,321	100%

Unearned Revenue

The following is a summary of our unearned revenue activity for the period ended June 30, 2024 and year ended December 31, 2023:

Name	Balance at June 30, 2024	Balance at December 31, 2023
Unearned revenue at beginning of year	$130,000	$200,109
Billings deferred	2,768	58,000
Refundable deposit returned	(100,000)	-
Recognition of prior unearned revenue	-	(128,109)
Unearned revenue at end of year	$32,768	$130,000

Unbilled Accounts Receivable

The following is a summary of our unbilled accounts receivable activity for the period ended June 30, 2024 and the year ended December 31, 2023:

Name	Balance at June 30, 2024	Balance at December 31, 2023
Unbilled accounts receivable at beginning of year	$1,494,553	$918,164
Services performed but unbilled	296,056	1,061,612
Services billed	(19,040)	(485,223)
Unbilled accounts receivable at end of period	$1,771,609	$1,494,553

Note 7 – Stockholders’ Equity

The Company is authorized to issue 50,000,000 shares of preferred stock and 200,000,000 shares of common stock both with a par value of $0.0001.

Preferred Stock

On October 30, 2020, the Company designated 1,000,000 shares of preferred stock as Series D Convertible Preferred Stock with a par value of $0.0001.

As of June 30, 2024, there were no shares of preferred stock issued and outstanding.

Common Stock

The holders of common stock are entitled to one vote per share on all matters submitted to a vote of shareholders, including the directors’ election. There is no right to cumulative voting in the election of directors. The holders of common stock are entitled to any dividends that may be declared by the board of directors out of funds legally available for payment of dividends, subject to the prior rights of holders of preferred stock and any contractual restrictions the Company has against the payment of dividends on common stock. In the event of liquidation or dissolution of the Company, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no pre-emptive rights and have no right to convert their common stock into any other securities. At June 30, 2024, there were 132,932,335 shares of common stock issued and outstanding.

Common Stock Sales

In December 2022, the Company entered into an open market sale agreement with a sales agent pursuant to which the Company may offer and sell shares of its common stock from time to time through the sales agent. Sales of common stock, if any, will be made at market prices by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Company has no obligation to sell any shares of common stock under the open market sale agreement and may at any time suspend offers under the open sale market agreement, in whole or in part, or terminate the open market sale agreement.

During the three and six months ended June 30, 2024, a total of 18,474 shares of common stock were sold pursuant to the open market sale agreement resulting in gross proceeds of approximately $24,000, and issuance costs consisting of approximately $600 in commission fees and approximately $49,100 of accounting and legal fees for net equity issuance costs of approximately $25,700. As of the date of this filing, the “at-the-market” offering is inactive.

During the six months ended June 30, 2023, a total of 3,766,422 shares of common stock were sold pursuant to the open market sale agreement, resulting in net proceeds of $13,441,000 in proceeds, net of $230,000 of commission fees and $110,000 of accounting and legal fees.

At June 30, 2024, a total of 3,784,896 shares of common stock have been sold pursuant to the open market sale agreement and approximately $86,193,000 shares of common stock remain available to be sold in the Company’s at-the-market offerings, subject to various limitations.

Common Stock for Services

During the three months ended March 31, 2024 and June 30, 2024, we issued 3,339 and 3,415, respectively, fully vested shares of common stock to a service provider each with a fair value of $4,500 each based on the market price of our common stock on date of grant.

During the three and six months ended June 30, 2024, we issued an aggregate of 240,000 fully vested shares of restricted common stock to our board of directors with a fair value of $333,600 based on the market price of our common stock on the date of grant.

During the three and six months ended June 30, 2024, aggregate expense associated with shares of common stock issued for services was $338,100 and $342,600, respectively, which has been included in general and administrative expenses on the condensed unaudited consolidated statements of operations.

During the six months ended June 30, 2023, we issued 20,000 fully vested shares of restricted common stock to two former employees with a fair value of $71,200 based on the market price of our common stock on date of grant.

Stock-Based Compensation

During the three months ended June 30, 2024 and 2023, the Company recorded stock-based compensation of $275,384 and $300,012, respectively, for restricted stock units and options granted to employees and various consultants of the Company.

During the three months ended March 31, 2024 and 2023, the Company recorded stock-based compensation of $183,200 and $214,924 respectively, for restricted stock units and options granted to employees and various consultants of the Company.

For the six months ended June 30, 2024, $363,766 of the stock-based compensation was charged as general and administrative expenses and $90,318 as research and development expenses in the accompanying unaudited condensed consolidated statements of operations. For the six months ended June 30, 2023, $458,540 was charged as general and administrative expenses and $56,394 as research and development expenses in the accompanying unaudited condensed consolidated statements of operations.

Stock Options

Stock options issued under the Company’s 2021 Equity Incentive Plan, as amended (the “2021 Plan”), as amended, which initially reserved and authorized a total of 10,000,000 shares of our common stock for issuance under the 2021 Plan.  At the 2024 Annual Meeting of Stockholders held on June 13, 2024, the Company’s stockholders approved an amendment to the Company’s 2021 Plan to increase the number of shares of common stock authorized and issuable pursuant to the 2021 Plan by 14,000,000 shares for a total of 24,000,000 shares.

Stock option activity for the six months ended June 30, 2024 is summarized as follows:

	Shares		Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)

Options outstanding at December 31, 2023	10,828,174	*	$0.83	$6,374,433	4.66
Granted	50,000		1.40	-	-
Exercised	-		-	-	-
Expired/forfeit	(137,924)		2.65	-	-
Options outstanding at March 31, 2024	10,740,250	*	0.81	4,826,248	4.35
Granted	6,287,000		1.26	-	-
Exercised	-		-	-	-
Expired/forfeit	(1,027,880)		1.86	-	-
Options outstanding at June 30, 2024	15,999,370	*	0.92	$4,499,098	9.07
Options exercisable at June 30, 2024	8,364,023		$0.47	$6,117,342	3.30

*Includes 6,700,000 options granted in connection with the Merger (see Note 1) and were not granted under the 2021 Plan.

During the three months ended June 30, 2024, the option grants primarily consisted of 5,250,000 options granted to the Company's Chief Executive Officer (“CEO”, see Note 9), 231,000 options granted to the Company's Chief Operating Officer (“COO”, see Note 9), 481,000 options granted to a key employee pursuant to an employment agreements and 50,000 granted to two new employees. Further, 275,000 options were granted pursuant to a legal settlement (see Note 9). The average grant-date fair value of the granted options was $0.47.

Of the total options granted during the three months ended June 30, 2024, 3,106,000 of the options included performance conditions in which 50% of the stock options vest upon the achievement of Operating Profit, as defined in the employment agreements. The remaining 50% vest based on the achievement of a revenue target of $100 million by the end of fiscal year 2029. The stock options with the revenue target begin vesting once the Company achieves $15 million in revenue for a fiscal year. Vesting will occur on January 31 of each year through 2028. The number of options that vest is based on the proportionate percentage of each fiscal year’s revenue to the $100 million target. For example, if the Company's annual revenue for fiscal year 2026 is $20 million, 20% of the options with the revenue performance condition will vest on January 31, 2027.

The aggregate grant-date fair value of these performance-based options is $1,459,820. During the six months ended June 30, 2024, the Company did not recognize any stock-based compensation associated with these options as the probability of the performance conditions being met was deemed remote.

Total unrecognized compensation associated with unvested time-based options is approximately $2,502,558 which will be recognized based on the options associated vesting schedules over a period of approximately 3.30 years. During the six months ended June 30, 2024, $385,244 of our stock-based compensation was associated with the time-based stock options.

The fair value of these options granted were estimated on the date of grant, using the Black-Scholes option-pricing model with the following assumptions. This does not include options related to a settlement which were issued during the year and will be discussed in Footnote 9 - Commitments:

	June 30, 2024	June 30, 2023
Dividend yield	0.00%	0.00%
Expected life	6.25 Years	5.45 – 6.53 Years
Expected volatility	26.21.-26.38%	30.00-35.88%
Risk-free interest rate	4.09-4.65%	3.57-3.97%

Restricted Stock Units

During the three and six months ended June 30, 2024, the Company granted an aggregate of 2,962,000 unvested restricted stock units under the 2021 Plan as follows: 2,250,000 our Chief Executive Officer ( Note 9), 231,000  to our Chief Operating Officer (Note 9), and 481,000 to a key employee  pursuant to employment agreements. These unvested restricted stock units consist of 1,356,000 units with time-based vesting provisions and 1,606,000 units with performance-based vesting provisions. The performance-based units vest as follows: 50% vest upon the achievement of Operating Profit, as defined in the employment agreements, and 50% upon the achievement of a revenue target of $100 million by the end of fiscal year 2028. The restricted stock units with the revenue target begin vesting once the Company achieves $15 million in revenue for a fiscal year. Vesting will occur on January 31 of each year through January 31, 2029. The number of restricted stock units that vest is based on the proportionate percentage of each fiscal year’s revenue to the $100 million target. For example, if our annual revenue for fiscal year 2026 is $20 million, 20% of the restricted stock units with the revenue performance condition will vest on January 31, 2027.

The grant-date fair value of the restricted stock units was determined using the market price of our common stock on the date of grant which ranged from $1.25 to $1.50. At June 30, 2024, we have $2,025,300 of unrecognized stock-based compensation associated with the restricted stock units with a performance condition. At June 30, 2024, the Company had $1,459,820 of unrecognized stock-based compensation associated with the time vesting restricted stock units which will be recognized over a period of approximately 3.75 years.  During the three months ended June 30, 2024, $73,340 of our stock-based compensation was associated with the time-based restricted stock units.

A summary of our outstanding nonvested restricted stock units is as follows:

		Weighted-Average
		Grant Date
	Amount	Fair Value
Nonvested, beginning of the period	-	$-
Granted	2,962,000	1.26
Vested	-	-
Forfeited	-	-
Nonvested,end of the period	2,962,000	$1.26

Stock Warrants

At June 30, 2024, there were 1,235,000 warrants outstanding which relate to a private placement offering consummated in December 2022, where investors were offered a warrant for every two common shares purchased during the offering at an exercise price of $2.50 per share.  These warrants will expire in December of 2024. At June 30, 2024, the intrinsic value was nil based on the market price of our common stock.

Note 8 - Related Party Transactions

On July 7, 2021, we entered into a manufacturing and services agreement (the “Original M&S Agreement”) to fabricate and manufacture the AirSCWO systems with Merrell Bros. Fabrication, LLC (“Merrell Bros.”). As part of the agreement, the Company appointed Terry Merrell, one of the owners of Merrell Bros., to its board of directors. At June 30, 2024, Merrell Bros. or their affiliates own stock below 5% of the outstanding common stock.

For the six-month period ending June 30, 2024, the Company incurred $272,031 in related party expenses, all of which was related to non-recurring labor and other operating costs associated with the manufacturing of our AirSCWO systems. At June 30, 2024, accounts payable and accrued expenses include $68,691 due to Merrell Bros. for manufacturing related services provided.

On March 27, 2024, we executed a supplemental manufacturing and services agreement (the “Supplemental M&S Agreement”) with Merrell Bros. as Merrell Bros. indicated to us their intent to not renew the Original M&S Agreement and we have indicated our desire to relocate to a larger manufacturer facility with more square footage dedicated to expanding our manufacturing operations. Simultaneous to executing the Supplement M&S Agreement, Merrell Bros. provided us with a written non-renewal notice. Accordingly, the Original M&S Agreement terminated on its original expiration date of July 7, 2024.

The Supplemental M&S Agreement became effective on July 7, 2024 and replaced the Original M&S Agreement. Under the Supplemental M&S Agreement, our relationship and the manufacturing services provided by Merrell Bros. will continue an as needed basis based on statements of work to be agreed upon by both parties to fulfill future and current manufacturing orders.  The term of the Supplemental M&S Agreement is one year from July 7, 2024 with a one-year renewal upon a mutually executed written extension.  Either party may terminate this Supplement M&S Agreement upon written notice of such a termination, specifying the extent to which performance of work is terminated and the effective date of termination.

Merrell Bros. agreed to extend the expiration date of the Original M&S Agreement through July 31, 2024 to allow for our transition and move to our own facility.  See subsequent events Note 10.

Note 9 - Commitments

License Agreement

The patented technology underlying 374Water’s supercritical water oxidation (SCWO) system, which was developed principally through the efforts of Messrs. Nagar, our former chief executive officer, and Dr. Marc Deshusses at the facilities of Duke University, Durham, North Carolina (“Duke”), where Dr. Deshusses, the Company’s Head of Technology and a member of its board of directors, is a  tenured professor. The SCWO technology is licensed to 374Water pursuant to a non-exclusive worldwide license agreement with Duke executed on April 16, 2021 (the “License Agreement”). In connection with the License Agreement, 374Water also executed an equity transfer agreement with Duke pursuant to which Duke received a small number of common stock of the Company (See Notes 5 and 7). Under the terms of the License Agreement, the Company is required to make royalty payments based on a percentage of licensed product sales, as defined in the License Agreement which is triggered by the sale of licensed products. Further, the Company is also required to pay royalties on a percentage of sublicensing fees. The Company will reimburse Duke for any ongoing patent expenses incurred. During the six-month period ending June 30, 2024, the Company has not incurred any expenses in connection with this License Agreement. The Company may terminate the license agreement anytime by providing Duke 60 days’ written notice.

Legal Settlement

In 2023, the Company was named in a lawsuit filed against its former stock transfer agent (“Former TA”) by certain unrelated individuals asserting claims for negligence, conversion, and various breaches. The Former TA issued 175,000 shares of Company common stock to the State of Delaware in accordance with escheat laws after the Former TA was unable to issue the shares of common stock to the individuals. While the Company was not at fault in the matter, due to certain indemnification clauses between the Company and the Former TA, the Company was part of the settlement with the individuals.

This matter was fully settled on May 31, 2024 with an aggregate of 275,000 fully vested common stock options granted to the unrelated individuals. These stock options were granted outside of the 2021 Plan.  The stock options have an exercise price of $1.25, equal to the market price of our common stock on the settlement date, and an exercise period of five years. At December 31, 2023, the Company had accrued $135,000 as an estimated legal settlement for this pending matter based on the estimated grant-date fair value of these options using a Black-Scholes valuation model and the following assumptions: stock price and exercise price of $1.33, risk free rate 4.43%, expected term five years, and volatility of 26.36%. Upon the matter being formally settled on May 31, 2024, we determined the grant-date fair value of the options using a Black-Scholes valuation model to be $112,697 and the following assumptions: stock price and exercise price of $1.25, risk free rate 4.52%, expected term five years, and volatility of 27.43%. The Company recognized a gain of $22,303 upon the settlement of this legal matter which is reflected in professional fees on the unaudited condensed statements of operations.

In the ordinary course of business, the Company may be the subject of, or party to, various pending or threatened legal actions which could result in a material adverse outcome for which the related damages may not be estimable.  The Company does not believe any legal action would have a significant impact on the financials other than the matter disclosed above.  However, there is inherent uncertainty regarding such matters.

Employment Agreements

CEO

On April 19, 2024, the Company entered into an employment agreement with Christian Gannon (the “Employment Agreement”), for Mr. Gannon to serve as President and Chief Executive Officer (“CEO”) of the Company effective April 22, 2024 (the “Start Date”). The Employment Agreement provides for an initial annual salary for Mr. Gannon of $450,000. Mr. Gannon is also eligible to earn an annual fiscal year performance bonus for each whole or partial fiscal year of his employment period with the Company; for the initial year under the Employment Agreement in accordance with certain milestones set forth by the Company, and thereafter as determined by the compensation Committee of the Company and the Board of Directors of the Company. Mr. Gannon is eligible to earn a performance bonus up to 125% of Mr. Gannon's then-current base salary (the “Annual Bonus”) if certain milestones are met as defined in the Employment Agreement.

Under the Employment Agreement and subject to the terms of the Company's 2021 Plan, Mr. Gannon was granted up to 2,250,000 Restricted Stock Units (as defined in the Plan) under the Plan, vesting as follows: (a) 250,000, on the first annual anniversary of the Start Date; (b) 750,000, in equal increments on the last day of every month thereafter over the following 36 months, subject to Mr. Gannon's continued employment with the Company on each vesting date; and (c) 1,250,000, pursuant to certain performance related milestones set forth by the Company and defined in the Employment Agreement (collectively, the “Gannon Restricted Stock Units”). Additionally, pursuant to the Employment Agreement and the terms of the 2021 Plan, Mr. Gannon was granted 5,250,000 Options (as defined in the 2021 Plan) under the 2021 Plan vesting as follows: (a) 625,000, on the first annual anniversary of the Start Date; (b) 1,875,000, in equal installments on the last day of every month thereafter over the following 36 months subject to Mr. Gannon's continued employment with the Company on each vesting date; and (c) 2,750,000, pursuant to certain performance related milestones set forth by the Company and defined in the Employment Agreement (collectively, the “Gannon Options”, and together with the Gannon Restricted Stock Units, the “Gannon Equity Awards”). See Note 7 for further disclosures on the vesting performance related milestones.

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

COO

On May 16, 2024 (the "Meyers Effective Date"), we entered into an employment agreement with Brad Meyers (the “COO Employment Agreement”), for Mr. Meyers to continue to serve as Chief Operating Officer (“COO”) of the Company, a position he has held since November 6, 2023. The COO Employment Agreement provides for an initial annual base salary for Mr. Meyers of $300,000. Mr. Meyers is also eligible to earn an annual fiscal year performance bonus with a target amount equal to 50% of Mr. Meyers' then base-salary (the "Meyers Annual Bonus").

Under the COO Employment Agreement and subject to the terms of the 2021 Plan , Mr. Meyers is eligible to receive up to 231,000 Restricted Stock (as defined in the 2021 Plan) and 231,000 Options (as defined in the 2021 Plan, and collectively, the "Meyers Equity Awards"), vesting as follows: (a) with respect to 115,500 Restricted Stock and 115,500 Options, 25% shall vest on the first anniversary of the Effective Date, and the remaining 75% shall vest in equal increments over the following 36 months; and (b) with respect to the remaining 115,500 Restricted Stock and 115,000 Options, each shall vest in accordance with a performance based milestones set forth by the Company and defined in the COO Employment Agreement. See Note 7 for further disclosures on the vesting performance related milestones.

If the COO Employment Agreement is terminated by the Company without “Cause” or by Mr. Meyers for “Good Reason” (each as defined in the COO Employment Agreement, subject to the Company’s right to cure), he will be entitled to termination benefits, pursuant to which the Company will be obligated to (i) pay Mr. Meyers six months of his then-current annual base salary in six equal installments; (ii) any earned but unpaid Meyer’s Annual Bonus; (iii) coverage to Mr. Meyers and his dependents under the Company’s then current medical, health, and vision insurance plans for six months; and (iv) if such separation occurs on the day of Mr. Meyers’s first year anniversary of employment or after the first anniversary of the Meyers Effective Date, (x) a pro-rated Annual Bonus for the fiscal year in which the employment is terminated equal to the pro-rated Annual Bonus that Mr. Meyers would have received based on actual performance for such fiscal year if Mr. Meyers was employed by the Company, and (y) accelerated vesting with respect to the Meyers Equity Awards as if Mr. Meyers had remained employed by the Company through the six-month anniversary of the date of such separation.

The Employment Agreement contains covenants for the benefit of the Company relating to protection of the Company’s confidential information and standard Company indemnification obligations.

Note 10 – Subsequent Events

As disclosed in Note 8, the Original M&S Agreement with Merrell Bros. ended in July 2024. As we continue to search for a suitable long-term facility, we have executed a short-term lease for a manufacturing facility in Rockledge, Florida which requires monthly rent payments of $4,725. The initial term of the lease is three-months with six one-month renewal options.

Subsequent to June 30, 2024, the Company sold 32,036 shares of our common stock via its open market sale agreement for net proceeds of $37,570. As of the date of this filing, the Company has currently ceased sales under its open market sale agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q (the “Form 10-Q”) contains certain statements related to future results of 374Water, Inc. (the “Company,” “374Water,” “we,” “our,” or “us”) that are considered “forward-looking statements'' within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended.  These statements relate to future events, future financial performance, including statements relating to our ability to continue as a going concern, our strategies, expectations, competitive environment and regulation, our design, development and commercialization goals of our AirSCWO technology, projected timing for demonstration of our various AirSCWO systems, the assessment of market opportunities, our  planned focus areas, our assessment of the regulatory landscape and its impact on demand for our products, expansion of our research and development and laboratory facility and its anticipated benefits, our ability to execute on our strategic plan, and other factors that may cause our actual results, levels of activity, performance, or our achievements or those of our industry to be materially different from those expressed or implied by any forward-looking statements.  In some cases, forward-looking statements may be identified by the use of words like "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "project," "consider," "predict," "potential," "feel," or other comparable terminology.  The Company has based these forward-looking statements on its current expectations, assumptions, estimates, beliefs, and projections. While the Company believes these expectations, assumptions, estimates, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which involve factors or circumstances that are beyond the Company's control. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to:

•	insufficient capital and inability to raise sufficient capital to fund operations, meet our obligations and execute our business plan;
•	insufficient capital
•	substantial doubts about our ability to continue as a going concern;
•	loss or retirement of key executives;
•	uncertainty regarding when we will begin to generate significant revenues, if we are able to do so;
•	loss of a key customer or supplier;
•	entry of new competitors and intensity of competition;
•	changes in federal, state and local government regulation that adversely impact us;
•	technical problems with our research and products;
•	price increases for supplies and components and other supply chain issues;
•	issues related to acquiring and defending our intellectual property rights;
•	potential litigation;
•	lack of insurance or under-insurance;
•	reliance on third parties for manufacturing and to deploy our systems;
•	changes in political and economic conditions and in fiscal, monetary, regulatory, and tax policies;
•	interest rate fluctuation and fluctuations in equity and fixed income markets;
•	competitive pricing pressures within the Company’s market;
•	technological changes that may make our products less desirable or obsolete; and
•	other risks and uncertainties detailed and discussed in Part I, “Item 1A. Risk Factors” in the Company’s 2023 Annual Report on Form 10-K for the year ended December 31, 2023, as well as the Company's subsequent filings with the Securities and Exchange Commission.

In addition, many of the foregoing risks and uncertainties are, or could be, exacerbated by any worsening of the global business and economic environment.  The forward-looking statements herein are made only as of the date they were first issued, and unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

You should read the following discussion in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 29, 2024 (“2023 Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed under the caption “Risk Factors” and elsewhere in this Form 10-Q. See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Form 10-Q.

Overview

374Water is a global cleantech company providing innovative solutions addressing wastewater treatment and waste management issues within the municipal, federal and industrial markets. 374Water’s AirSCWO technology is designed to efficiently destroy and mineralize a broad spectrum of organic non-hazardous and hazardous organic wastes producing safe dischargeable water streams, safe mineral effluent, safe vent gas, and recoverable heat energy. 374Water’s AirSCWO technology has the potential to assist its customers to meet discharge requirements, reduce or eliminate disposal costs, remove bottlenecks, and reduce litigation and other risks. 374Water continues to be a leader in innovative waste treatment solutions, dedicated to creating a greener future and eradicating harmful pollutants.

We are in the process of developing a proprietary waste stream treatment system based on Supercritical Water Oxidation (AirSCWO) at a commercial scale. The term used for the process is AirSCWO. AirSCWO leverages the unique properties of water in its supercritical phase (above 374 oC and 221 Bar) to convert organic matter to energy and safe products that can be recovered and used.

We continue making progress towards commercializing our AirSCWO system to provide the market with advanced clean and sustainable organic waste destruction technologies and solutions. We have deployed an AirSCWO system to the City of Orlando, Florida where we intend to demonstrate AirSCWO’s efficacy in destroying a variety of waste streams at a commercial scale.  While the principal focus will be on treating the City of Orlando’s biosolids waste, we also intend to complete previously announced forever chemicals (e.g., “per-and polyfluoroalkyl substances” or “PFAS”) destruction demonstrations for federal agencies. These PFAS waste streams include recalcitrant organic wastes such as spent Granulated Activated Carbon (GAC), spent Ion Exchange (IX) resins, and Aqueous Film Forming Foam (AFFF).

Critical Accounting Estimates

In preparing the condensed consolidated financial statements, we have made estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues, costs, and expenses, and the disclosure of contingent assets and liabilities as in our condensed consolidated financial statements. Actual results may differ from these estimates. A summary of our critical accounting estimates is included in our 2023 Form 10-K under "Management’s Discussion and Analysis of Financial Condition and Results of Operations." During the three months ended June 30, 2024, there have been no significant changes to these estimates and policies previously disclosed in our 2023 Form 10-K. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the condensed consolidated financial statements included in this Form 10-Q.

We continue making progress towards commercializing our AirSCWO systems to provide the market with advanced clean and sustainable organic waste destruction technologies and solutions. We have deployed an AirSCWO system to the City of Orlando, Florida where we intend to demonstrate AirSCWO’s efficacy in destroying a variety of waste streams at a commercial scale.  While the principal focus will be on treating the City of Orlando’s biosolids waste, we also intend to complete previously announced PFAS destruction demonstrations for federal agencies. These PFAS waste streams include recalcitrant organic wastes such as spent Granulated Activated Carbon (GAC), spent Ion Exchange (IX) resins, and Aqueous Film Forming Foam (AFFF).

Results of Operations

The following tables set forth, for the periods presented, the consolidated statements of operations data, which is derived from the accompanying unaudited condensed consolidated financial statements:

Three Months Ended June 30, 2024, as Compared to the Three Months Ended June 30, 2023

	Three Months Ended June 30,
	2024	2023
	Unaudited	Unaudited	$ Change	% change

Revenue	$36,821	$49,863	(13,042)	-26%
Cost of Goods Sold	43,543	45,257	(1,714)	-4%
Net Revenue	(6,722)	4,606	(11,328)	-246%
Operating Expenses
Research and development	566,568	271,964	294,604	108%
Compensation and related expenses	777,825	733,121	44,704	6%
Professional Fees	615,987	92,285	523,702	567%
General and administrative	1,051,998	676,333	375,665	56%
Total Operating Expenses	3,012,378	1,773,703	1,238,675	70%
Loss from operations	(3,019,100)	(1,769,097)	(1,250,003)	71%
Total Other Income	86,780	118,520	(31,740)	-27%
Net Loss	$(2,932,320)	$(1,650,577)	$(1,281,743)	78%

We generated $36,821 and $49,863 in revenue from our manufacturing assembly services relating to progress towards completion of our AirSCWO systems and treatability services during the three months ending June 30, 2024 and June 30, 2023, respectively.  During the three months ended June 30, 2024, we reached fewer milestones and thus incurred less direct contract costs. Costs associated with our sold unit have started to decline as we reach the end of our fabrication and testing, which have had a direct correlation to the reduced revenue recognized this year. We have also begun focusing on deploying our owned AirSCWO system to the City of Orlando for demonstrations purposes.

Our cost of goods sold decreased to $43,543 during the three months ending June 30, 2024, as compared to $45,257 in the same period of 2023, primarily because costs associated with our sold system have started to decline as we reach the end of our fabrication and testing.

Our general and administrative expenses increased to $1,051,998 during the three months ending June 30, 2024, as compared to $676,333 in the same period of 2023, primarily because of an increase in stock issued for services and an increase in travel expenses as we build out our executive team.

Our compensation and related expenses increased to $777,825 during the three months ending June 30, 2024, as compared to $733,121 in the same period of 2023. The increase is primarily due to increased hiring as we build our executive team with two new executive hires during the three months ended June 30, 2024.

Our professional fees significantly increased to $615,987 during the three months ending June 30, 2024, as compared to $92,285 in the same period of 2023, primarily attributed to an increase in legal fees related to a legal settlement and general legal expenses incurred in the first half of 2024 related to our previously disclosed change in executive leadership.

Our research and development expenses increased to $566,658 during the three months ending June 30, 2024, as compared to $271,964 in the same period of 2023, primarily due to the increase in engineering expenses and expenses stemming from our continued efforts to commercialize our systems.

Our net loss increased to $2,932,320 during the three months ending June 30, 2024, as compared to $1,650,577 in the same period of 2023, primarily due to increased expenses for the reasons described above. Substantial net losses are expected until we are able to successfully commercialize and market our 374Water systems, as to which there can be no assurance.

Six Months Ended June 30, 2024, as Compared to the Six Months Ended June 30, 2023

	Six Months Ended June 30,
	2024	2023
	Unaudited	Unaudited	$ Change	% Change

Revenue	$352,099	$851,321	$(499,222)	-59%
Cost of Revenue	660,841	765,403	(104,562)	-14%
Net Revenue	(308,742)	85,918	(394,660)	-459%
Operating Expenses
Research and development	1,101,715	627,869	473,846	75%
Compensation and related expenses	1,429,429	1,451,881	(22,452)	-2%
Professional Fees	868,692	191,857	676,835	353%
General and administrative	1,511,725	1,261,995	249,730	20%
Total Operating Expenses	4,911,561	3,533,602	1,377,959	39%
Loss from Operations	(5,220,303)	(3,447,684)	(1,772,619)	51%
Total Other Income	263,518	156,764	106,754	68%
Net Loss	$(4,956,785)	$(3,290,920)	$(1,665,865)	51%

We generated revenue of $352,099 and $851,321 from manufacturing assembly services and from treatability services during the six months ending June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024, we reached fewer milestones and thus incurred less direct contract costs. Costs associated with our sold unit have started to decline as we reach the end of our fabrication and testing, which have had a direct correlation to the reduced revenue recognized this year. We have also begun focusing on deploying our owned AirSCWO system to the City of Orlando for demonstrations purposes.

Our cost of goods sold decreased to $660,841 during the six months ending June 30, 2024, as compared to $765,403 in the same period of 2023, primarily because costs associated with our sold system have started to decline as we reach the end of our fabrication and testing.

Our general and administrative expenses increased to $1,511,725 during the six months ending June 30, 2024, as compared to $1,261,995 in the same period of 2023, primarily because of an increase in stock issued for services and an increase in travel and general administrative expenses as we build our executive team and other personnel offset by a decrease in stock-based compensation and marketing expenses.

Our compensation and related expenses decreased slightly to $1,429,429 during the six months ending June 30, 2024, as compared to $1,451,881 in the same period of 2023, primarily because of a decrease in payroll and fringe benefit expenses due to a decrease in headcount,  offset by an  increase in our compensation and related expenses in a deliberate step in our strategic growth plan to ensure we have sufficient personnel and executive team to support our expected growth and path towards commercializing our AirSCWO systems.

Our professional fees increased to $868,692 during the six months ending June 30, 2024, as compared to $191,857 in the same period of 2023, primarily attributed to an increase in legal fees related to a legal settlement and a increase in general legal expenses incurred in the first half of 2024 related to our previously disclosed change in executive leadership.

Our research and development expenses increased to $1,101,715 during the six months ending June 30, 2024, as compared to $627,869 in the same period of 2023, primarily due to an increase in engineering expenses and in expenses stemming from our continued efforts to commercialize our systems.

Our net loss increased to $4,956,785 during the six months ending June 30, 2024, as compared to $3,290,920 in the same period of 2023, primarily due to increased expenses for the reasons described above. Substantial net losses are expected until we are able to successfully commercialize and market our 374Water systems, as to which there can be no assurance.

Liquidity and Capital Resources

At June 30, 2024, the Company had working capital of $7,273,354. At June 30, 2024, the Company had an accumulated deficit of $20,910,289. For the six months ended June 30, 2024, the Company had a net loss of $4,956,785 and used $4,934,044 of net cash in operations for the period. Further, we expect to continue to incur substantial losses until we are able to successfully commercialize and market our AirSCWO systems, as to which there can be no assurance that this will occur.

Going Concern

In accordance with ASU No. 2014-15 Presentation of Financial Statements – Going Concern (subtopic 205-40), our management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. Based on our evaluation of the aforementioned conditions, substantial doubt exists regarding our ability to continue as a going concern.

Presently, the Company will need additional debt or equity financing or a combination of both to continue its operations and meet its financial obligations for at least the next twelve months from the date these condensed consolidated financial statements were issued and beyond. We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. We expect to incur continuing losses and negative cash flows from operations for the foreseeable future.

Since inception, we have financed our operations principally through the sale of debt and equity securities and operating cash flows.

We may decide to raise additional capital through a variety of sources in the short-term and in the long-term, including but not limited to:

•	the public equity markets;
•	private equity financings;
•	collaborative arrangements;
•	asset sales; and/or
•	public or private debt.

Any additional debt or equity financing that we obtain may substantially dilute the ownership held by our existing stockholders. The economic dilution to our stockholders will be significant if our stock price does not materially increase, or if the effective price of any sale is below the price paid by a particular investor. The Company may be unable to access further equity or debt financing when needed or obtain additional financing under acceptable terms, if at all.

See “Risk Factors – Risks Related to Our Financial Position and Capital Requirements – We will require and may have difficulty or be unsuccessful in raising needed capital in the future to continue to operate as a going concern.”

During the six months ended June 30, 2024, there were no significant changes in our commercial commitments and contractual obligations as compared with the information presented in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 29, 2024.

If the Company is unable to raise additional capital, there is a risk that the Company could be required to discontinue or significantly reduce the scope of its operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash Flows

We used $4,934,044 of cash in operating activities for the six months ended June 30, 2024 compared to $4,877,039 of cash used in operating activities for the corresponding period in 2023 an increase of $57,005. The increase in cash used in operating activities was primarily due to the increase in our net loss of $1,665,865, offset by an increase in noncash expenses of $314,852 and increase in operating cash flows from operating assets and liabilities of $1,294,008.  The cash used in operations was primarily to fund operations as well as our working capital requirements.

We used $402,220 of cash in investing activities for the six months ended June 30, 2024 compared to receiving $1,950,504 cash provided by financing activities for the corresponding period in 2023. The increase in cash used by investing activities for the six months ended June 30, 2024 compared with the corresponding period in 2023 was primarily due a $367,568 increase in purchases of property, equipment and equipment-in-process as we continue making progress towards commercializing our AirSCWO systems as well as a $ 21,726 increase in intangible assets from increased patent activity. In 2023, we received $1,963,430 in proceeds from the sale of investments, which were not received in 2024.

We used $25,658 of cash in financing activities for the six months ended June 30, 2024 compared to cash provided by financing activities of $13,478,959 for the six months ended June 30, 2023. Cash used in financing activities for the six months ended June 30, 2024 was primarily due to equity issuance costs incurred related to reactivating our ATM which were not offset by the capital raised. In 2023, we successfully raised $13,478,959 of net proceeds from the sale of our common stock via our ATM.

Shelf Registration Statement

In December 2022, we filed a shelf registration statement on Form S-3 with the SEC (the “2022 Registration Statement”) (File No. 333- 268942), which upon being declared effective in December 2022, allowed us to offer up to $200.0 million of securities from time to time in one or more public offerings, inclusive of up to $100.0 million of shares of our common stock which we may sell in at-the-market (ATM) equity offerings, subject to certain limitations and applicable law, pursuant to an Open Market Sale AgreementSM, dated December 21, 2022 with Jefferies LLC (the “Sales Agreement”), which is currently inactive.  In addition, due to the SEC’s “baby shelf” rules, which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period, we may in the future only be able to issue a limited number of shares under our 2022 Registration Statement, which aggregate to no more than one-third of our public float.

During the six months ended June 30, 2024 and year end December 31, 2023, we raised approximately $0 and $13.4 million, respectively, of net proceeds through ATM offerings. Any material sales in the public market of our common stock under the 2021 Sales Agreement or otherwise under the 2022 Registration Statement could adversely affect prevailing market prices for our common stock.

The Company is evaluating strategies to obtain required additional funding for future operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no other changes in our internal control over financial reporting during the three months ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under the “Legal Settlement” section in Note 9, Commitments, in the notes to condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q, is incorporated herein by reference.

Item 1A. Risk Factors.

You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by us or on our behalf. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Cautionary Note Regarding Forward-Looking Statements” and the risks of our businesses described elsewhere in our Form 10-K Report filed with the SEC on March 29, 2024.

Summary of Risk Factors

An investment in our company involves various risks. The following is a summary of these risks but does not address all of the risks that we face. Additional discussion of the risks that we face can be found following this summary and should be carefully considered together with all of the other information appearing in this Report.

Risks Related to Our Business and General Economic Conditions

•	A sustainable market for our products may never develop.
•	Our ability to treat hazardous wastes on a commercially viable basis is unproven, which could have a detrimental effect on our ability to generate or sustain revenues.
•	We have a limited operating history with no material revenues.
•	We may not be able to recruit and retain qualified management.
•	Our management team may not be able to successfully implement our business strategies.
•	Our ability to generate revenue will depend in part on government contracts which expose us to the uncertainties of governmental budgetary and funding constraints and local, national and international political conditions and events.
•	Significant disruptions of our information technology systems or breaches of our data security could adversely affect our business.
•	We may be unable to obtain required licenses from third parties for product development.
•	If we fail to manage growth or to prepare for product scalability effectively, it could have an adverse effect on our employee efficiency, product quality, working capital levels and results of operations.
•	We may be adversely affected by the effects of inflation.
•	We face competition in our industry, and we may be unable to attract customers and maintain a viable business.
•

We are required to obtain permits in different areas of the world in order to utilize our products in such regions. Our need to apply for and receive permits could substantially limit our ability to operate and grow our business.

•	We have in the past and may in the future be involved in litigation matters or other legal proceedings that are expensive and time consuming.
•	If we become subject to claims relating to handling, storage, release or disposal of hazardous materials, we could incur significant cost and time to comply.
•	Wastewater operations entail significant risks that may impose significant costs.
•	We may incur liabilities to customers as a result of warranty claims or failure to meet performance guarantees, which could reduce our profitability.
•	We enter into various contracts in the normal course of our business, some or all of which may require us to indemnify the other party to the contract. In the event we have to perform under these indemnification provisions, it could have an adverse effect on our business, financial condition and results of operations.
•	Natural disasters and other catastrophic events beyond our control could adversely affect our business operations and financial performance.

Risks Related to Our Financial Position and Capital Requirements

•	We will require and may have difficulty or be unsuccessful in raising needed capital in the future to continue to operate as a going concern.
•	Our financial results depend on successful project execution and may be adversely affected by cost overruns, failure to meet customer schedules or other execution issues.
•	We have inadequate capital and need for additional financing to accomplish our business and strategic plans. Terms of subsequent financing, if any, may adversely impact your investment.
•	Our research and development expenses may increase in the future.

Risks Related to Our Intellectual Property

•	We may become subject to claims of infringement or misappropriation of the intellectual property rights of others, which could prohibit us from developing our products, require us to obtain licenses from third parties or to develop non-infringing alternatives, subject us to substantial monetary damages and require us to incur substantial costs to defend ourselves.
•	We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.
•	We may need to depend on certain technologies that are licensed to us. We would not control these technologies and any loss of our rights to them could prevent us from selling our products.

Risks Related to our Reliance on Third Parties

•	Our suppliers may fail to deliver materials and parts according to schedules, prices, quality and volumes that are acceptable to us, or we may be unable to manage these materials and parts effectively.
•	Failure by third parties to deploy our systems timely or properly could adversely affect our business, financial condition and results of operations.

Risks Relating to our Common Stock and Capital Structure

•	The market price of our common stock historically has been highly volatile.
•	Our principal stockholders, officers and directors own a significant interest in the Company.
•	Because we are a “smaller reporting company,” we may take advantage of certain scaled disclosures available to us, resulting in holders of our securities receiving less Company information than they would receive from a public company that is not a smaller reporting company.
•	We do not intend to pay dividends on our common stock for the foreseeable future.
•	If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud and our business may be harmed and our stock price may be adversely impacted.
•	If securities or industry analysts do not publish research about our business, or publish negative reports about our business, our share price and trading volume could decline.
•	Future sales or potential sales of our common stock in the public market could cause our share price to decline.
•	We incur substantial costs as a result of operating as a public company, and our management will be required to devote substantial time to comply with current and new rules and initiatives.
•	Provisions in our Amended and Restated Certificate of Incorporation and Bylaws and of Delaware law may prevent or delay an acquisition of the Company, which could decrease the trading price of our common stock.

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

The technologies we use to treat sludge, biosolids and wastewater, have never been utilized on a full-scale commercial basis. Our AirSCWO™ technology remains in a research and development status. All of the tests conducted to date by us with respect to the technology have been performed in a limited scale or small commercial scale environment and the same or similar results may not be obtainable at competitive costs on a large-scale commercial basis. We have never employed our technology under the conditions or in the volumes that will be required for us to be profitable and cannot predict all of the difficulties that may arise. Accordingly, our technology may not perform successfully on a commercial basis and may never generate any revenues or be profitable. Our revenues to date are primarily from the sale of one AirSCWO unit, which has not yet been delivered as we are still completing the manufacturing and fabrication of the unit. If we are unsuccessful at selling future AirSCWO units and are unable to deliver on future contracts, such commercial failure could adversely affect our results of operations.

We have a limited operating history with no material revenues.

Our limited operating history makes evaluating the business and future prospects difficult and may increase the risk of your investment. We have yet to generate material revenues from our business and we have so far deployed our AirSCWO technology only in the City of Orlando, Florida. Therefore, the commercial value of our systems is uncertain. There can be no assurance that we will ever generate significant revenues or become profitable. Further, we are subject to all the risks inherent in a new business, including, but not limited to: intense competition; lack of sufficient capital; loss of protection of proprietary technology and trade secrets; difficulties in commercializing our products, managing growth and hiring and retaining key employees; adverse changes in costs and general business and economic conditions; and the need to achieve product acceptance, to enter and develop new markets and to develop and maintain successful relationships with customers, third party suppliers and contractors.

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

Our products may contain defects for many reasons, including defective design or manufacture, defective material or software interoperability issues. Products as complex as those we offer, frequently develop or contain undetected defects or errors. Defects or errors may arise in our existing or new products, which could result in loss of revenue, market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, and increased service and maintenance cost. Such defects or errors in our products and solutions might discourage customers from purchasing future products. Often, these defects are not detected until after the products have been installed. If any of our products contain defects or perceived defects or have reliability, quality or compatibility problems or perceived problems, our reputation might be damaged significantly, we could lose or experience a delay in market acceptance of the affected product or products and might be unable to retain existing customers or attract new customers. In addition, these defects could interrupt or delay sales. In the event of an actual or perceived defect or other problem, we may need to invest significant capital, technical, managerial and other resources to investigate and correct the potential defect or problem and potentially divert these resources from other development efforts. If we are unable to provide a solution to the potential defect or problem that is acceptable to our customers, we may be required to incur substantial product recall, repair and replacement and even litigation costs. These costs could have a material adverse effect on our business and operating results.

Furthermore, if there are defects in the design, production or testing of our products and systems, we could face substantial repair, replacement or service costs, potential liability and damage to our reputation. Defects or malfunctioning of our products, if they were to occur, would likely result in significant damage and loss of life. These events could also lead to product recalls, safety or security alerts, or result in the removal of a product from the market, warranty or liability claims or contractual damages against us. We may not be able to obtain product liability or other insurance to fully cover such risks, and our efforts to implement appropriate design, testing and manufacturing processes for our products or systems may not be sufficient to prevent such occurrences, which could have a material adverse effect on our business, results of operations and financial condition.

Our management team may not be able to successfully implement our business strategies.

If our management team is unable to execute on its business strategies, then our development, including the establishment of revenues and our sales and marketing activities would be materially and adversely affected. In addition, we may encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by any future growth. We may seek to augment or replace members of our management team or we may lose key members of our management team, and we may not be able to attract new management talent with sufficient skill and experience. For example, we have recently hired a new Chief Executive Officer and have made other key senior management hires.

Our ability to generate revenue will depend in part on government contracts which expose us to the uncertainties of governmental budgetary and funding constraints and local, national and international political conditions and events.

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

A significant invasion, interruption, destruction or breakdown of our information technology systems and/or infrastructure by persons with authorized or unauthorized access could negatively impact our business and operations. We could also experience business interruption, information theft and/or reputational damage from cyberattacks, which may compromise our systems and lead to data leakage either internally or at our third-party providers. Our systems have been, and are expected to continue to be, the target of malware and other cyberattacks. The measures we have undertaken to reduce these risks may not be successful in preventing compromise and/or disruption of our information technology systems and related data.

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

Any significant growth in the market for our products or our entry into new markets may require an expansion of our employee base for managerial, operational, financial, and other purposes. During any period of growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees. Aside from increased difficulties in the management of human resources, we may also encounter working capital issues, as we will need increased liquidity to finance the development of new products and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and controls. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability.

We may be adversely affected by the effects of inflation.

Inflation has the potential to adversely affect our business, results of operations, financial position and liquidity by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we expect to charge our customers. The existence of inflation in the economy has the potential to result in higher interest rates and capital costs, supply shortages, increased costs of labor and other similar effects. As a result of inflation, we have experienced and may continue to experience, increases in our costs associated with operating our business including labor, equipment and other inputs. If we are unable to take measures to mitigate the impact of inflation through pricing actions upon commercialization of our product and efficiency gains, then our business, results of operations, financial position and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred.

We face competition in our industry, and we may be unable to attract customers and maintain a viable business.

The markets for our products and services are highly competitive, with companies offering a variety of competitive products and services. We expect competition in our markets to intensify in the future as new and existing competitors introduce new or enhanced products and services that are potentially more competitive than our products and services. Our principal direct competitors in the SCWO field are General Atomic (US) and SCFI (Ireland). Several other technologies are in competition with SCWO, depending on the market sector, including but not limited to: anaerobic digestion, landfilling, drying and incineration, lagoon and spray-fields, and lime stabilization.

We believe many of our competitors and potential competitors have significant competitive advantages, including longer operating histories, greater ability to leverage their sales efforts and marketing expenditures across a broader portfolio of products and services, larger and broader customer bases, more established relationships with a larger number of suppliers, contract manufacturers, and channel partners, greater brand recognition, and greater financial, research and development, marketing, distribution, and other resources than we do and the ability to offer financing for projects. Our competitors and potential competitors may also be able to develop products or services that are equal or superior to ours, achieve greater market acceptance of their products and services, and increase sales by utilizing different distribution channels than we do. Some of our competitors may aggressively discount their products and services in order to gain market share, which could result in pricing pressures, reduced profit margins, lost market share, or a failure to grow market share for us once we attain commercialization. If we are not able to compete effectively against our current or potential competitors, our prospects, operating results, and financial condition could be adversely affected.

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

We have in the past and may in the future be involved in litigation matters or other legal proceedings that are expensive and time consuming.

We have in the past and may in the future become involved in litigation matters, including class action lawsuits and lawsuits relating to intellectual property and product liability. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation, loss of rights, or adverse changes to our offerings or business practices. Any of these results could adversely affect our business. In addition, defending claims is costly and can impose a significant burden on our management.

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

Any product liability claims brought against us could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us. We may not have sufficient product insurance coverage for all future claims. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, could harm our reputation in the industry and could reduce revenue, if any. Product and services liability claims in excess of our insurance coverage would be paid out of cash reserves, harming our financial condition and adversely affecting our results of operations.

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

Moreover, in the past companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could seriously hurt our business. Any adverse determination in litigation could also subject us to significant liabilities. For further information on our legal proceedings, see Part II, Item 1. “Legal Proceedings.”

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

A number of emerging contaminants might be found in water that we treat, including PFAS, 1.4- dioxane, dinitrotoluene, perchlorate, in addition to other pathogens and hazardous substances that have the potential to cause any number of illnesses, including cholera, typhoid fever, cancer, giardiasis, cryptosporidiosis, amoebiasis and free-living amoebic infections. There is a risk that workers may be exposed to these contaminants and pathogens before material is treated, the unit may not be operated properly and waste not fully treated during the process, or there is a malfunction and waste is not properly treated, creating a risk of third-party exposure to contaminants in byproducts that are generated. The potential impact of a failure to adequately treat is difficult to predict and could lead to an increased risk of exposure to property damage, natural resource damage, personal injury or even product liability claims, increased scrutiny by federal and state regulatory agencies and negative publicity.

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

These risks could be increased by the potential physical impacts of climate change on our operations. The physical impacts of climate change are highly uncertain and vary depending on geographical location, but could include changing temperatures, water shortages, changes in weather and rainfall patterns and changing storm patterns and intensities. Many climate change predictions, if true, present several potential challenges to water and wastewater service providers, such as increased precipitation and flooding, potential degradation of water quality and changes in demand for water services.

We may incur liabilities to customers as a result of warranty claims or failure to meet performance guarantees, which could reduce our profitability.

We anticipate that our customers may require product warranties as to the proper operation and conformance to specifications of the products we manufacture or install and performance guarantees as to any effluent produced by our equipment and services. Failure of our products to operate properly or to meet specifications of our customers or our failure to meet our performance guarantees may increase costs by requiring additional engineering resources and services, replacement of parts and equipment and frequent replacement of consumables or monetary reimbursement to a customer or could otherwise result in liability to our customers. There are significant uncertainties and judgments involved in estimating warranty and performance guarantee obligations, including changing product designs, differences in customer installation processes and failure to identify or disclaim certain variables in a customer’s influent. To the extent that we incur substantial warranty or performance guarantee claims in any period, our reputation, earnings and ability to obtain future business could be materially adversely affected.

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

Risks Related to Our Financial Position and Capital Requirements

We will require and may have difficulty or be unsuccessful in raising needed capital in the future to continue to operate as a going concern.

Our business currently does not generate sufficient revenues to meet our capital requirements and we do not expect that it will do so in the near future.

Presently, we do not have sufficient cash resources to meet our plans for the next twelve months from the issuance of the financial statements included herein. Our recurring losses from operations, negative cash flows and need for additional capital raise substantial doubt about our ability to continue as a going concern. We will require additional financing to fund our operations or we will have to significantly curtail or discontinue our operations to conserve our capital resources. Additional funds may not be available on acceptable terms, if at all, and such availability will depend on a number of factors, some of which are outside of our control, including general capital markets conditions and investors’ view of our prospects and valuation. In addition, our ability to raise capital in the public capital markets, including through our at-the-market equity offerings, may in the future be limited by, among other things, SEC rules and regulations impacting the eligibility of smaller companies to use Form S-3 for primary offerings of securities. In general, under the “baby shelf” rules if our public float is less than $75 million at the time we file our annual report of Form 10-K to update our Form S-3 and our public float remains less than $75, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months pursuant to the baby shelf rules. Alternative public and private transaction structures may require additional time and cost, may impose operational restrictions on us, and may not be available on attractive terms. Further, investors’ perception of our ability to continue as a going concern may make it more difficult for us to obtain financing, or necessitate that we obtain financing on terms that are more favorable to investors, and could result in the loss of confidence by investors, suppliers and employees. Our continued operations are contingent on our ability to raise additional capital or deploy or otherwise monetize our technology. If we do not acquire sufficient additional funding or alternative sources of capital to meet our working capital needs, we will have to substantially curtail or discontinue our operations, resulting in delays in the development and deployment of our technology and in generating revenue.

Our actual capital requirements will depend on many factors, including:

•	continued progress and cost of our research and development programs;

•	the time and costs involved in obtaining regulatory approvals and permitting, if any;

•	regulatory actions with respect to our technology;

•	costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing intellectual property rights;

•	costs of developing sales, marketing and distribution channels and our ability to sell our products;

•	competing technological and market developments;

•	market acceptance of our products;

•	costs for recruiting and retaining employees and consultants; and

•	unexpected legal, accounting and other costs and liabilities related to our business.

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

We may have to engage in common equity, debt, or preferred stock financings in the future. Your rights and the value of your investment in the common stock could be reduced by the dilution caused by future equity issuances. Interest on debt securities could increase costs and negatively impact operating results and debt issuances may subject us to restrictive covenants which may limit our flexibility. In the event we are permitted to issue preferred stock pursuant to the terms of our certificate of incorporation, preferred stock could be issued in series from time to time with such designation, rights, preferences, and limitations as needed to raise capital. The terms of preferred stock would be more advantageous to those investors than to the holders of common stock. In addition, if we need to raise more equity capital from the sale of common stock, institutional or other investors may negotiate terms possibly less favorable to us, and thereby adversely impact your investment.

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

Our ability to compete effectively will depend to a large extent on our success in protecting our proprietary technology, both in the United States and abroad. There can be no assurance that (i) any patents that we apply for will be issued, (ii) we will ever obtain the rights to any patents covering the technology on which our current systems are based, (iii) any patents issued will not be challenged, invalidated, or circumvented, (iv) we will have the financial resources to enforce any such patents, (v) our confidentiality and invention agreements will be honored or that we will be able to protect our rights to our non-patented trade secrets and know-how effectively, (vi) our competitors will not independently develop equivalent or superior proprietary information and techniques or otherwise gain access to our trade secrets and know-how, and (vi) any patent rights granted will provide any competitive advantage. We could incur substantial costs in obtaining patent coverage and defending any patent infringement suits or in asserting our patent rights, including those granted by third parties, and we might not be able to afford such expenditures.

We do not know whether any of our current or future patent applications, if any, will result in the issuance of any patents. Even issued patents may be challenged, invalidated or circumvented. Patents may not provide a competitive advantage or afford protection against competitors with similar technology. Competitors or potential competitors may have filed applications for, or may have received patents and may obtain additional and proprietary rights to, compounds or processes used by or competitive with ours. Both the patent application process and the process of managing patent disputes can be time-consuming and expensive. Competitors may be able to design around our patents or develop products which provide outcomes which are comparable or may even be superior to ours.

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

In addition, we have taken steps to protect our intellectual property and proprietary technology, including entering into confidentiality agreements and intellectual property assignment agreements with our executive officers, employees, consultants and advisors; however, such agreements may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. Moreover, the following can limit our ability to protect our intellectual property and technology:

•	intellectual property laws in certain jurisdictions may be relatively ineffective;
•	detecting infringements and enforcing proprietary rights may divert management’s attention and company resources;
•	contractual measures such as non-disclosure agreements and confidentiality provisions may afford only limited protection;
•	any patents we may receive will expire, thus providing competitors access to the applicable technology;
•	competitors may independently develop products that are substantially equivalent or superior to our products or circumvent our intellectual property rights; and
•	competitors may register patents in technologies relevant to our business areas.

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

Moreover, disputes may arise regarding intellectual property subject to a licensing agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;
•	the extent to which our products, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
•	the priority of invention of patented technology.

In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected products, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

Our suppliers may fail to deliver materials and parts according to schedules, prices, quality and volumes that are acceptable to us, or we may be unable to manage these materials and parts effectively.

Our products contain materials and parts purchased globally from hundreds of suppliers, including single-source direct suppliers, which exposes us to potential component shortages or delays. Unexpected changes in business conditions, materials pricing, labor issues, natural disasters, health epidemics, trade and shipping disruptions, port congestions and other factors beyond our or our suppliers’ control could also affect these suppliers’ ability to deliver components to us or to remain solvent and operational. Additionally, if our suppliers do not accurately forecast and effectively allocate production or if they are not willing to allocate sufficient production to us, it may reduce our access to components and require us to search for new suppliers. The unavailability of any component or supplier could result in production delays, idle manufacturing facilities, product design changes and loss of access to important technology and tools for producing and supporting our products, as well as impact the capacity of our AirSCWO™ systems. Product design changes by us may also require us to procure additional components in a short amount of time. Our suppliers may not be willing or able to sustainably meet our timelines or our cost, quality and volume needs, or to do so may cost us more, which may require us to replace them with other sources. There is no assurance that we will be able to secure additional or alternate sources for our components quickly or at all.

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

We have been and expect to continue to be dependent on third parties to supply and manufacture components of our technology. If, for any reason, our third-party manufacturers or vendors are not willing or able to provide us with components or supplies in a timely fashion, or at all, our ability to manufacture and sell many of our products could be impaired, which, in turn, could have a material adverse effect on our business, results of operations and financial position.

We do not have long-term contracts with all of our third-party suppliers and manufacturers or vendors. Therefore, if we do not develop ongoing relationships with those vendors located in different regions, we may not be successful at controlling unit costs as our manufacturing volume increases. We may not be able to negotiate new arrangements with these third parties on acceptable terms, or at all.In addition, we rely on third parties, under our oversight, for the deployment and installation of our AirSCWO technology. For example, the manufacture, assembly and installation of the hydraulic, control and automation and electrical sub-systems of our AirSCWO technology are performed by third-party suppliers. The mechanical sub-system is installed (moored) at the relevant project site by third-party engineering service providers. If these third parties do not properly manufacture, assemble, and install our AirSCWO technology and sub-systems, or otherwise do not perform adequately, or if we fail to recruit and retain third parties to deploy our systems in particular geographic areas, our business, financial condition and results of operations could be adversely affected.

Risks Relating to our Common Stock and Capital Structure

The market price of our common stock historically has been highly volatile and is likely to continue to be volatile, and you could lose all or part of your investment.

The market price of our common stock has been volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, these factors include:

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

The interests of our principal stockholders, officers and directors, who collectively beneficially own approximately 51% of our stock, may not coincide with yours and such stockholders will have the ability to control decisions with which you may disagree.

As of June 30, 2024, our principal stockholders, officers and directors beneficially owned approximately 51% of our common stock. As a result, our principal stockholders, officers and directors will have the ability to control matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of the Company and make some future transactions more difficult or impossible without the support of our controlling stockholders. The interests of such stockholders may not coincide with your interests or the interests of other stockholders.

Because we are a “smaller reporting company,” we may take advantage of certain scaled disclosures available to us, resulting in holders of our securities receiving less Company information than they would receive from a public company that is not a smaller reporting company.

We are a “smaller reporting company” as defined under Rule 12b-2 of the Exchange Act. As a smaller reporting company, we may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) our Common Stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and our Common Stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter. Based on the closing price of our common stock on June 30, 2024, we will remain a smaller reporting company through at least the end of fiscal year 2025.  To the extent we take advantage of any reduced disclosure obligations, it may make it harder for investors to analyze the Company’s results of operations and financial prospectus in comparison with other public companies.

As a smaller reporting company, we are permitted to comply with scaled-back disclosure obligations in our SEC filings compared to other issuers, including with respect to disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We have elected to adopt the accommodations available to smaller reporting companies. Until we cease to be a smaller reporting company, the scaled-back disclosure in our SEC filings will result in less information about our company being available than for other public companies.

If investors consider our Common Stock less attractive as a result of our election to use the scaled-back disclosure permitted for smaller reporting companies, there may be a less active trading market for our Common Stock and our share price may be more volatile.

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

Additionally, there may be risks associated with us becoming public through a merger. Securities analysts of major brokerage firms and securities institutions may not provide coverage of us because there were no broker-dealers who sold our stock in a public offering that would be incentivized to follow or recommend the purchase of our common stock. The absence of such research coverage could limit investor interest in our common stock, resulting in decreased liquidity. No assurance can be given that established brokerage firms will, in the future, want to cover our securities or conduct any secondary offerings or other financings on our behalf.

Future sales or potential sales of our common stock in the public market could cause our share price to decline.

If the existing holders of our common stock, particularly our directors and officers, sell a large number of shares, they could adversely affect the market price for our common stock. We have an at-the-market equity offering that is currently not active but, if re-activated, we could issue up to $100 million of common stock, subject to applicable law and our previous at-the-market equity offering sales. Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline.

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

Several provisions of our Amended and Restated Certificate of Incorporation, Bylaws and Delaware law may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable. These include, but are not limited to, provisions that:

•	Only our board of directors may fill board vacancies;
•	Permit us to issue blank check preferred stock;
•	Prevent stockholders from calling special meetings;
•	Maintain a plurality voting standard for our board of directors;
•	Does not include an opt out of Delaware anti-takeover law;
•	Require stockholders to follow certain advance notice and disclosure requirements in order to propose business or nominate directors at an annual or special meeting; and
•	Limit our ability to enter into business combination transactions with certain stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended June 30, 2024, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits.

(a)	Exhibits

3.1

Amended and Restated Certificate of Incorporation of Vyrex Corporation (incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended June 30, 2008 as filed with the SEC on August 19, 2008).

3.2

Certificate of Designation of Preferences, Rights and Limitations of PowerVerde, Inc Series D Convertible Preferred Stock dated as of October 30, 2020 (incorporated by reference to Exhibit 3.5 to the Form 8-K filed with the SEC on April 22, 2021).

3.3	Certificate of Merger of 374Water Acquisition Corp. into 374 Water Inc. (incorporated by reference to Exhibit 3.4 to the Form 8-K filed with the SEC on April 22, 2021).

3.4	Amended and Restated Bylaws of 374Water Inc., dated as of June 19, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 20, 2024).

10.1

Employment Agreement, dated May 16, 2024, between the Company and Brad Meyers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 22, 2024).

10.2*+	374Water Inc. 2021 Equity Incentive Plan, as amended and restated.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Condensed Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith.
**	Furnished, not filed.
+	Indicates a management contract, compensatory plan, or arrangement.

SIGNATURES

In accordance with Section 13(a) or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

374WATER INC

Dated: August 14, 2024	By:	/s/ Chris Gannon
Chris Gannon
Chief Executive Officer

Dated: August 14, 2024	By:	/s/ Adrienne Anderson
Adrienne Anderson
Chief Financial Officer

