Form 10-Q
period 2024-09-30
374Water Inc.
filed 2024-11-14
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 12, 2024, the issuer had 133,168,049 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

374Water Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2024 (Unaudited)	December 31, 2023
Assets
Current Assets:
Cash	$1,960,375	$10,445,404
Accounts receivable, net of allowance	288,777	64,792
Other accounts receivable	10,092	39,749
Unbilled accounts receivable	1,721,147	1,494,553
Inventory, net	1,344,327	2,276,677
Contract assets	99,245	-
Prepaid expenses	654,853	581,085
Total Current Assets	6,078,816	14,902,260

Property and equipment, net	278,786	230,971
Equipment-in-process	2,657,694	-
Intangible asset, net	1,021,971	988,029
Other assets	22,792	-
Total Long-Term Assets	3,981,243	1,219,000
Total Assets	$10,060,059	$16,121,260

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$769,455	$572,297
Accrued contract loss provision	600,000	500,000
Accrued legal settlement	-	135,000
Unearned revenue	202,768	130,000
Other liabilities	22,429	36,787
Total Current Liabilities	1,594,652	1,374,084

Stockholders’ Equity
Preferred stock: 50,000,000 Convertible Series D preferred shares authorized; par value $0.0001 per share, nil issued and outstanding at September 30, 2024 and December 31, 2023, respectively	-	-
Common stock: 200,000,000 common shares authorized, par value $0.0001 per share, 133,168,049 and 132,667,107 shares outstanding at September 30, 2024 and December 31, 2023, respectively	13,315	13,266
Additional paid-in capital	32,061,727	30,684,943
Accumulated deficit	(23,612,106)	(15,953,504)
Accumulated other income	2,471	2,471
Total Stockholders’ Equity	8,465,407	14,747,176
Total Liabilities & Stockholders’ Equity	$10,060,059	$16,121,260

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	September		September
	Three Months Ended		Nine Months Ended
	2024	2023	2024	2023

Revenues	$81,490	$12,290	$433,589	$863,611
Cost of revenues	42,404	178,680	703,245	944,082
Gross margin (deficit)	39,086	(166,390)	(269,656)	(80,471)

Operating Expenses
Research and development	424,579	317,573	1,526,294	945,443
Compensation and related expenses	834,952	739,181	2,264,381	2,191,061
Professional fees	499,010	117,543	1,367,702	309,398
General and administrative	1,022,284	541,697	2,534,009	1,803,691
Total Operating Expenses	2,780,825	1,715,994	7,692,386	5,249,593

Loss from Operations	(2,741,739)	(1,882,384)	(7,962,042)	(5,330,064)

Other Income
Interest income	36,626	148,834	215,438	261,660
Other income	3,296	2,119	88,002	46,053
Total Other Income	39,922	150,953	303,440	307,713
Net Loss before Income Taxes	(2,701,817)	(1,731,431)	(7,658,602)	(5,022,351)

Provision for Income Taxes	-	-	-	-

Net Loss	$(2,701,817)	$(1,731,431)	$(7,658,602)	$(5,022,351)

Net Loss per Share - Basic and Diluted	$(0.02)	$(0.01)	$(0.06)	$(0.04)

Weighted Average Common Shares Outstanding	132,997,135	132,145,497	133,307,818	129,578,743

Comprehensive loss:
Net Loss	$(2,701,817)	$(1,731,431)	$(7,658,602)	$(5,022,351)
Change in foreign currency translation	-	(7,850)	-	(2,412)
Total comprehensive loss	$(2,701,817)	$(1,739,281)	$(7,658,602)	$(5,024,763)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water Inc. and Subsidiaries

Condensed Consolidated Changes in Stockholders’ Equity

 (Unaudited)

For the three and nine months ended September 30, 2024

	Preferred Stock		Common Stock		Additional paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Number of Shares	Amount	Number of shares	Amount	capital	Deficit	Income	Equity
Balances, December 31, 2023	-	$-	132,667,107	$13,266	$30,684,943	$(15,953,504)	$2,471	$14,747,176

Issuance of shares of common stock for services	-	-	3,339	-	4,500	-	-	4,500

Stock-based compensation	-	-	-	-	183,200	-	-	183,200

Net loss	-	-	-	-	-	(2,024,465)	-	(2,024,465)

Balances, March 31, 2024	-	$-	132,670,446	$13,266	$30,872,643	$(17,977,969)	$2,471	$12,910,411

Issuance of shares of common stock for services	-	-	243,415	24	338,076	-	-	338,100

Stock-based compensation	-	-	-	-	275,384	-	-	275,384

Stock options issued for legal settlement	-	-	-	-	112,697	-	-	112,697

Issuance of shares of common stock for cash , net of issuance costs	-	-	18,474	2	(25,660)	-	-	(25,658)

Net loss	-	-	-	-	-	(2,932,320)	-	(2,932,320)

Balances, June 30, 2024	-	$-	132,932,335	$13,292	$31,573,140	$(20,910,289)	$2,471	$10,678,614

Issuance of shares of common stock for services	-	-	24,918	2	30,629	-	-	30,631

Stock-based compensation	-	-	-	-	420,409	-	-	420,409

Stock option cashless exercise	-	-	178,760	18	(18)	-	-	-

Issuance of shares of common stock for cash , net of issuance costs	-	-	32,036	3	37,567	-	-	37,570

Net Loss	-	-	-	-	-	(2,701,817)	-	(2,701,817)

Balances, September 30, 2024	-	$-	133,168,049	$13,315	$32,061,727	$(23,612,106)	$2,471	$8,465,407

374Water Inc. and Subsidiaries

Condensed Consolidated Changes in Stockholders’ Equity

(Unaudited)

For the three and nine months ended September 30, 2023

	Preferred Stock		Common Stock		Additional paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Number of Shares	Amount	Number of shares	Amount	capital	Deficit	Income (Loss)	Equity

Balances, December 31, 2022	-	$-	126,702,545	$12,669	$16,110,221	$(7,849,982)	$(19,296)	$8,253,612

Issuance of shares of common stock for cash , net of issuance costs	-	-	2,137,876	214	8,294,494		-	8,294,708

Stock-based compensation	-	-	-	-	214,924	-	-	214,924

Foreign currency gain	-	-	-	-	-	-	824	824

Unrealized gain on investments	-	-	-	-	-	-	18,967	18,967

Net loss	-	-	-	-	-	(1,640,343)	-	(1,640,343)

Balances, March 31, 2023	-	$-	128,840,421	$12,883	$24,619,639	$(9,490,325)	$495	$15,142,692

Issuance of shares of common stock for cash , net of issuance costs	-	-	1,628,546	163	5,146,567	-	-	5,146,730

Issuance of restricted stock	-	-	20,000	2	71,198	-	-	71,200

Issuance of stock for option exercise	-	-	175,045	18	-	-	-	18

Exercised of warrants	-	-	15,000	1	37,499	-	-	37,500

Stock-based compensation	-	-	-	-	228,812	-	-	228,812

Foreign currency gain	-	-	-	-	-	-	4,943	4,943

Net loss		-	-	-	-	(1,650,577)	-	(1,650,577)

Balances, June 30, 2023	-	$-	130,679,012	$13,067	$30,103,715	$(11,140,902)	$5,438	$18,981,318

Issuance of stock for option exercise	-	-	1,988,095	199	99,801	-	-	100,000

Issuance of shares of common stock for cash , net of issuance costs	-	-	-	-	(30,069)	-	-	(30,069)

Stock-based Compensation	-	-	-	-	153,016	-	-	153,016

Foreign currency loss	-	-	-	-	-	-	(7,850)	(7,850)

Net Loss	-	-	-	-	-	(1,731,431)	-	(1,731,431)

Balances, September 30, 2023	-	$-	132,667,107	$13,266	$30,326,463	$(12,872,333)	$(2,412)	$17,464,984

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,658,602)	$(5,022,351)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	79,040	63,582
Issuance of common stock for services	373,231	-
Stock-based compensation	878,993	667,950
Change in foreign currency translation	-	(2,083)
Gain on legal settlement	(22,303)	-
Inventory reserve	50,000	-
Changes in operating assets and liabilities:
Accounts receivable	(223,985)	(16,761)
Other accounts receivable	29,657	-
Unbilled accounts receivable	(226,594)	(779,412)
Inventory	(936,934)	(249,413)
Contract assets	(99,245)	-
Prepaid expenses	(73,768)	(263,009)
Other assets	(22,792)	-
Accounts payable and accrued expenses	197,158	(1,067,555)
Accrued contract loss provision	100,000	-
Unearned revenue	72,768	(17,049)
Other liabilities	(14,358)	(13,528)
Net cash used in operating activities	(7,497,734)	(6,699,629)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(75,000)	(51,813)
Purchases of equipment-in-process	(838,410)	-
Increase in intangible assets	(85,797)	(5,724)
Proceeds from the sale of investments	-	1,963,431
Net cash (used in) provided by investing activities	(999,207)	1,905,894

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the sale of common stock and option exercises	11,912	13,548,889
Net cash provided by financing activities	11,912	13,548,889

Net increase (decrease) in cash	(8,485,029)	8,755,154

Cash, beginning of period	10,445,404	4,046,937
Cash, end of period	$1,960,375	$12,802,091

Supplemental cash flow disclosures
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure investing and financing activities
Reclassification of inventory to equipment-in-process	$1,819,284	$-
Cashless stock option exercise	$18	$-

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

Following the Merger, 374Water is developing a technology that destroys hazardous and non-hazardous waste such as sewage sludge, biosolids, food waste, and forever chemicals (e.g., “per-and polyfluoroalkyl substances” or “PFAS”) and in the process produces safe dischargeable waste streams, safe mineral effluent, safe vent gas and recoverable heat energy. We are in the process of developing AirSCWO, a proprietary waste treatment system based on “supercritical water oxidation.”  We continue making progress towards commercializing our AirSCWO systems to provide the market with advanced clean and sustainable organic waste destruction technologies and solutions.

Presentation of Financial Statements and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information. It is management’s opinion that the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q and include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Annual Report on Form 10-K of 374Water Inc. as of and for the year ended December 31, 2023 filed with the SEC on March 29, 2024.

The results of operations for the nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the full year or for future periods. The condensed consolidated financial statements include the accounts of 374Water Inc., 374Water Systems Inc, and 374Water Sustainability Israel LTD (currently inactive), each a wholly-owned subsidiary of 374Water Inc. Intercompany balances and transactions have been eliminated in consolidation.

Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company held $1,960,375 and $10,445,404 in cash and cash equivalents at September 30, 2024 and December 31, 2023, respectively.

Accounts Receivable and Unbilled Accounts Receivable

Accounts receivables consist of balances due from equipment and service revenues. Unbilled accounts receivables are from revenues earned but not yet billed and relate to one customer contract. The Company monitors accounts receivable and provides allowances when considered necessary. At September 30, 2024 and December 31, 2023, accounts receivable were considered to be fully collectible but in accordance with the allowance for credit losses, the Company recorded an allowance for bad debt based on a reserve of current and aged receivables which was not significant at September 30, 2024 and December 31, 2023.

Other Accounts Receivable

Other accounts receivable primarily consisted of accrued interest income from the cash held in an interest bearing money market account with a financial institution. We typically receive payment for accrued interest one month in arrears.

Inventory, Net

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. The majority of our inventory is raw materials and work in progress. Net realizable value is the value of an asset that can be realized upon the sale of the asset, less a reasonable estimate of the costs associated with either the eventual sale or the disposal of the asset in question. Costs associated with fabrication, and other costs associated with the manufacturing of products, are recorded as inventory. We periodically evaluate the carrying value of our inventories in relation to estimated forecasts of product demand, which takes into consideration the life cycle of product releases. When quantities on hand exceed estimated sales or usage forecasts, we perform an analysis to determine if a write-down for such excess inventories is required. Once inventory has been written down, it creates a new cost basis for inventory. Inventories are classified as current assets in accordance with recognized industry practice. Based on our evaluation, we estimated an inventory allowance of $50,000 and $0 at September 30, 2024 and December 31, 2023, respectively.

Property and Equipment, Net

Property and Equipment is recorded at cost. Expenses for maintenance and repairs are charged to expense as incurred.

The following table represents property and equipment at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Computers	$19,977	$16,489
Equipment	247,465	190,748
Vehicles	59,305	44,510
Total property and equipment	326,747	251,747
Less: accumulated depreciation	(47,961)	(20,776)
Total property and equipment, net	$278,786	$230,971

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method and estimated useful lives of three to five years. Expenses for maintenance and repairs are charged to expense as incurred. Depreciation expense for the three months ended September 30, 2024 and 2023, was $10,276 and $2,376, respectively. Depreciation expense for the nine months ended September 30, 2024 and 2023, was $27,185 and $12,793, respectively.

Equipment In-Process

We are in the process of manufacturing and fabricating one of our AirSCWO systems that we plan to use for water treatment demonstration purposes (“Demo System”). We have capitalized the material and labor costs incurred to develop this Demo System, and had previously classified these costs within inventory. In the first quarter of 2024, we executed a contract with the City of Orlando, Florida to deploy the Demo System as part of a full-scale demonstration. We began the set up and commissioning process of this Demo System in the third quarter of 2024. Therefore, at September 30, 2024, we have-presented these costs in long-term assets, equipment-in-process which will be depreciated over an estimated useful life of ten years once the Demo System begins the full-scale demonstration. We will likely continue to develop and enhance this unit as we perform our demonstrations and continue progressing towards commercialization. Expenses incurred deemed to be maintenance and repairs will be expensed as incurred. Upgrades and enhancements that will improve the operational efficiency of the unit itself will be capitalized.

Intangible Assets, Net

Intangible assets are subject to amortization, and any impairment is determined in accordance with ASC 360, “Property, Plant, and Equipment.” Intangible assets are stated at historical cost and amortized over their estimated useful lives. The Company uses a straight-line method of amortization unless a method that better reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up can be reliably determined. At September 30, 2024 and December 31, 2023, there was no impairment.

Long-Lived Assets

The Company reviews long-lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses an estimate of the undiscounted cash flows over the remaining life of its long-lived assets, or related group of assets where applicable, in measuring whether the assets to be held and used will be realizable. Recoverability of assets held and used is measured by a comparison of the carrying amount to the future undiscounted expected net cash flows to be generated by the asset. At September 30, 2024 and December 31, 2023, there were no impairments.

Concentrations of Credit Risk

Financial instruments and other items that potentially subject the Company to credit risk consist of cash and cash equivalents and customer concentrations. Deposits with financial institutions are insured, up to certain limits, by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s cash deposits often exceed the FDIC insurance limit; however, all deposits are maintained with high credit quality institutions and the Company has not experienced any losses in such accounts. The financial condition of financial institutions is periodically reassessed, and the Company believes the risk of any loss is minimal. The Company believes the risk of any loss on cash due to credit risk is minimal. Furthermore, the Company performs ongoing credit evaluations of its customers and generally does not require collateral.

Significant customers and suppliers are those that account for greater than 10% of the Company’s revenues and purchases. For the nine months ended September 30, 2024, two customers made up approximately 80% of our consolidated revenues.  For the nine months ended September 30, 2023, over 96% of our consolidated revenues were from one customer. At September 30, 2024 and December 31, 2023, our unbilled receivables of $1,721,147 and $1,494,553, respectively, was due from one customer. At September 30, 2024, one customer accounted for 59% of our outstanding consolidated accounts receivable balance of $288,777.  At of December 31, 2023, an accounts receivable concentration did not exist.

During the nine months ended September 30, 2024 and 2023, the Company purchased a substantial portion of fabrication and manufacturing services from one related party vendor, Merrell Bros Fabrication, LLC (“Merrell Bros.”) (see Note 8).

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

The Company generates revenue from the sale of equipment (AirSCWO systems) and services, specifically the completion of treatability and demonstration services of various types of waste streams. In the case of revenues from AirSCWO systems, the Company’s performance obligations are satisfied over time over the life of the contract, which is currently a long-term fixed price contracts. Revenue is recognized over time by measuring the progress toward complete satisfaction of the performance obligation using specific milestones. These milestones within the contract are assigned revenue recognition percentages, based on overall expected cost-plus margin estimates of those milestones compared to the total cost of the contract. Equipment sale related contract revenues are recognized in proportion to the contract costs incurred compared to total estimated costs to complete. This method is used because management considers the input method to be the best available measure of progress on these contracts.

Changes in our overall expected cost estimates are recognized as a cumulative adjustment for the inception-to-date effective of such change. If these changes in estimates result in a possible loss being incurred on the contract, we accrue for such a loss in the period such an outcome becomes probable.

Services revenues, from treatability studies, are recognized when all five revenue recognition criteria have been completed which is generally when the Company has delivered a completed treatability study report to the customer.

During the three months ended September 30, 2024, we deployed our Demo System to the City of Orlando’s Iron Bridge Regional Water Reclamation Facility pursuant to a contract executed in March 2024 as part of a full-scale demonstration (the “Demo Contract”). Pursuant to the Demo Contract, the Company is responsible for system design, installation, commissioning and the start-up of the AirSCWO unit at the facility. Further, the Company will operate and maintain the AirSCWO unit for a period of approximately three months and is required to treat no less than 400 metric tons of waste water during the three-month period. Lastly, the Company will decommission, disassemble and demobilize the AirSCWO unit after the contract period. The Company will receive $812,000 as consideration, of which $574,000 is subject to achieving the 400 metric ton performance requirement over the three-month period of operations and maintenance.

In accordance with ASC 606-10-25-21, we have concluded that the Demo Contract includes one performance obligation as the various services required to be performed by the Company are interdependent and highly interrelated. Therefore, the various services are not separate and distinct. We will recognize revenue on this Demo Contract over the three-month period of operations and maintenance which is the point in time that the City of Orlando receives the benefit simultaneous to Company’s performance.

We will invoice the City of Orlando in accordance with the contract terms. Invoices are due within thirty days of receipt. The City of Orlando has the right to cancel the Demo Contract for convenience with a twenty-day written notice but is responsible for paying the Company all amounts owed and outstanding for work performed prior to the effective termination date and costs and expenses incurred by the Company to uninstall, remove, relocate and delivery the AirSCWO unit but limited to $68,000.

Contract costs include all direct material, labor and subcontractor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation. As of September 30, 2024, we have capitalized $99,245 of costs incurred to date to fulfill the Demo contract which are presented as contract assets. We will expense these costs over the three-month demonstration period. General, selling, and administrative costs are charged to expenses as incurred.

Refer to Note 6 for further disclosures related to our revenue.

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

The Company’s outstanding equipment manufacturing contract on our sold unit is a fixed price contract (“Equipment Sale Contract”). Due to the nature of the contract, including customer specific equipment design, we applied ASC 605-35, Revenue Recognition—Provision for Losses on Construction-Type and Production-Type Contract (ASC 605-35).ASC 605-35 requires the recognition of a liability for anticipated losses on contracts prior to those losses being incurred when a loss is probable and can be estimated.

At September 30, 2024 and December 31, 2023, the Company evaluated the total costs incurred on this Equipment Sale Contract to date and the estimated costs it anticipates incurring to complete the contract. Based on this analysis, we accrued a total accrued loss provision of $600,000 and $500,000 at September 30, 2024 and December 31, 2023, respectively, which has been presented on the accompanying unaudited condensed consolidated balance sheets and is recorded within cost of revenues on the accompanying unaudited condensed consolidated statements of operations.

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

Leases

The Company accounts for leases under ASC Topic 842, Leases. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the consolidated balance sheets. The Company leases an office and warehouse to conduct business. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less.

Operating lease ROU assets represent the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Operating lease expense is recognized on a straight-line basis over the lease term.  At September 30, 2024 and December 31, 2023, we did not have any leases with terms that exceed 12 months.

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

Accounting for Uncertainty in Income Taxes

The Company follows the provisions of ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There were no uncertain tax positions at September 30, 2024 and December 31, 2023.

Research and Development Costs

The Company’s research and development costs are expensed in the period in which they are incurred. Such expenditures amounted to $1,526,294 and $945,443 for the nine months ended September 30, 2024, and 2023, respectively, and $424,579 and $317,573, for the three months ended September 30, 2024, and 2023, respectively,

Earnings (Loss) Per Share

Loss per share is computed in accordance with ASC Topic 260, “Earnings per Share.” Basic weighted-average number of shares of common stock outstanding for the nine-months ended September 30, 2024 and 2023 include the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares of common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for all periods presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive.

At September 30, 2024, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be antidilutive: options for 17,207,510 shares of common stock, 1,235,000 warrants, and unvested restricted stock awards of 3,053,742.  At September 30, 2023, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be antidilutive: options for 10,628,000 shares of common stock and 1,235,000 warrants.

Financial Instruments

The Company carries cash, accounts receivable, accounts payable and accrued expenses, at historical costs. The respective estimated fair values of these assets and liabilities approximate carrying values / useful lives of equipment and intangible assets due to their current nature.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the fair value of equity-based compensation, reserve for obsolete inventory, accrued contract loss provisions, total estimated costs to be incurred on long-term contracts, and valuation allowance against deferred tax assets.

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

In November 2023, FASB issued ASU 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures. The ASU will now require public entities to disclose its significant segment expenses categories and amounts for each reportable segment. Under the ASU, a significant segment expense is an expense that is:

•	significant to the segment,
•	regularly provided to or easily computed from information regularly provided to the chief operating decision maker (CODM), and
•	included in the reported measure of segment, profit or loss.

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

Note 3 – Liquidity, Capital Resources and Going Concern

In accordance with ASU No. 2014-15 Presentation of Financial Statements – Going Concern (subtopic 205-40), the Company’s management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. At September 30, 2024, the Company had working capital of $4,484,164 and cash on hand of $1,960,375. At September 30, 2024, the Company had an accumulated deficit of $23,612,106. For the nine months ended September 30, 2024, the Company had a net loss of $7,658,602 and used $7,497,734 of net cash in operations for the period, respectively. Further, we expect to incur substantial losses until we can successfully commercialize and market our AirSCWO systems, as to which there can be no assurance that this will occur.

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

Since inception, we have financed our operations principally through the sale of debt and equity securities and operating cash flows. We have an at-the-market (ATM) equity offering under which we may issue up to $100 million of common stock, subject to applicable law. During the nine months ended September 30, 2024 and year ended December 31, 2023, we raised approximately $12,000 and $13,400,000 respectively, of net proceeds through this ATM. The Company is evaluating strategies to obtain the required additional funding for future operations.

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

Note 4 – Inventory

Inventory consists of:

Name	Balance at September 30, 2024	Balance at December 31, 2023
Raw materials	$1,394,327	$457,393
Work-in-process	-	1,819,284
Less: inventory reserves	(50,000)	—
Total	$1,344,327	$2,276,677

Note 5 – Intangible Assets

Intangible assets, net, are comprised of the following at September 30, 2024 and December 31, 2023:

Name	Estimated Life	Balance at December 31, 2023	Additions	Amortization	Balance at September 30, 2024
License agreement	17 Years	$901,929	$-	$(47,196)	$854,733
Patents	20 Years	86,100	85,797	(4,659)	167,238
Total		$988,029	$85,797	$(51,855)	$1,021,971

Amortization expense for the three months ended September 30, 2024 and 2023, was $17,812 and $16,925, respectively, which is included in general and administrative expenses on the condensed consolidated statements of operations.

Amortization expense for the nine months ended September 30, 2024 and 2023, was $51,855 and $50,789. respectively, which is included in general and administrative expenses on the condensed consolidated statements of operations.

Estimated future amortization expense for the years ended December 31:

Amount
2024 (remaining)	$18,057
2025	72,228
2026	72,228
2027	72,228
2028	72,228
Thereafter	715,002
Intangible assets, Net	$1,021,971

Note 6 – Revenue

The following is a summary of our revenues by type for the three and nine-month periods ended September  30, 2024 and 2023:

	Three Months Ended				Nine Months Ended
Name	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
Equipment revenue	$-	0%	$(10,027)	-82%	$305,869	51%	$833,294	96%
Service revenue	81,490	100%	22,317	182%	127,720	49%	30,317	4%
Total	$81,490	100%	$12,290	100%	$433,589	100%	$863,611	100%

Unbilled Accounts Receivable

The following is a summary of our unbilled accounts receivable activity for the nine months ended September 30, 2024 and the year ended December 31, 2023:

Name	Balance at September 30, 2024	Balance at December 31, 2023
Unbilled accounts receivable at beginning of year	$1,494,553	$918,164
Services performed but unbilled	285,806	1,061,612
Services billed	(59,212)	(485,223)
Unbilled accounts receivable at end of period	$1,721,147	$1,494,553

Unearned Revenue

The following is a summary of our unearned revenue activity for the nine months ended September 30, 2024 and year ended December 31, 2023:

Name	Balance at September 30, 2024	Balance at December 31, 2023
Unearned revenue at beginning of year	$130,000	$200,109
Billings deferred	172,768	58,000
Refundable deposit returned	(100,000)	-
Recognition of prior unearned revenue	-	(128,109)
Unearned revenue at end of period	$202,768	$130,000

We anticipate recognizing the unearned revenue as of September 30, 2024 within the next twelve months.

Note 7 – Stockholders’ Equity

The Company is authorized to issue 50,000,000 shares of preferred stock and 200,000,000 shares of common stock both with a par value of $0.0001.

Preferred Stock

On October 30, 2020, the Company designated 1,000,000 shares of preferred stock as Series D Convertible Preferred Stock with a par value of $0.0001.

At September 30, 2024, there were no shares of preferred stock issued and outstanding.

Common Stock

The holders of common stock are entitled to one vote per share on all matters submitted to a vote of shareholders, including the directors’ election. There is no right to cumulative voting in the election of directors. The holders of common stock are entitled to any dividends that may be declared by the board of directors out of funds legally available for payment of dividends, subject to the prior rights of holders of preferred stock and any contractual restrictions the Company has against the payment of dividends on common stock. In the event of liquidation or dissolution of the Company, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no pre-emptive rights and have no right to convert their common stock into any other securities. At September 30, 2024, there were 133,168,049 shares of common stock issued and outstanding.

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

During the nine months ended September 30, 2024, a total of 50,510 shares of common stock were sold pursuant to the open market sale agreement resulting in gross proceeds of approximately $62,000, and issuance costs consisting of $1,560 in commission fees and approximately $49,100 of accounting and legal fees for net proceeds of approximately $12,000.

During the nine months ended September 30, 2023, a total of 3,766,422 shares of common stock were sold pursuant to the open market sale agreement resulting in net proceeds of $13,441,000 in proceeds, net of $230,000 of commission fees and $110,000 of accounting and legal fees.

At September 30, 2024, a total of 3,816,932 shares of common stock have been sold pursuant to the open market sale agreement.  At September 30, 2024, approximately $86,154,000 remains available  to be sold in the Company’s at-the-market offerings, subject to various limitations.

Common Stock for Services

During the nine months ended   September 30, 2024, we issued 31,672 fully vested shares of common stock to service providers with an aggregate fair value of $39,631 based on the market price of our common stock on date of grant.

During the nine months ended September 30, 2024, we issued an aggregate of 240,000 fully vested shares of restricted common stock to our board of directors with a fair value of $333,600 based on the market price of our common stock on the date of grant.

During the nine months ended September 30, 2024, aggregate expense associated with shares of common stock issued for services was $373,231 which has been included in general and administrative expenses on the condensed unaudited consolidated statements of operations.

During the nine months ended September 30, 2023, we issued 20,000 fully vested shares of restricted common stock to two former employees with a fair value of $71,200 based on the market price of our common stock on date of grant.

Stock-Based Compensation

During the nine months ended September 30, 2024 and 2023, the Company recorded stock-based compensation of $878,993 and $667,950, respectively, for restricted stock units and options granted to employees and various consultants of the Company.

For the nine months ended September 30, 2024, $719,786 of the stock-based compensation was charged as general and administrative expenses and $159,207 as research and development expenses in the accompanying unaudited condensed consolidated statements of operations.

For the nine months ended September 30, 2023, $583,549 was charged as general and administrative expenses and $84,401 as research and development expenses in the accompanying unaudited condensed consolidated statements of operations.

Stock Options

Stock options issued under the Company’s 2021 Equity Incentive Plan, as amended (the “2021 Plan”), initially reserved and authorized a total of 10,000,000 shares of our common stock for issuance under the 2021 Plan. At the 2024 Annual Meeting of Stockholders held on June 13, 2024, the Company’s stockholders approved an amendment to the Company’s 2021 Plan to increase the number of shares of common stock authorized and issuable pursuant to the 2021 Plan by 14,000,000 shares for a total of 24,000,000 shares.

Stock option activity for the nine months ended September 30, 2024 is summarized as follows:

	Shares		Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2023	10,828,174	*	$0.83	$6,374,433	4.66
Granted	50,000		1.40	—	—
Exercised	—		—	—	—
Expired/forfeit	(137,924)		2.65	—	—
Options outstanding at March 31, 2024	10,740,250	*	$0.81	$4,826,248	4.35
Granted	6,287,000		1.26	—	—
Exercised	—		—	—	—
Expired/forfeit	(136,250)		2.88	—	—
Options outstanding at June 30, 2024	16,891,000	*	$0.96	$4,053,840	6.09
Re-issuance of previously forfeited options	700,000		0.12	—	—
Granted	276,742		1.38	—	—
Exercised	(446,901)		1.05	—	—
Expired/forfeit	(213,331)		3.02	—	—
Options outstanding at September 30, 2024	17,207,510	*	0.89	8,125,863	5.67
Options exercisable at September 30, 2024	9,737,166		$0.53	$4,294,227	2.94

*Includes 7,675,000 options granted outside of our 2021 Plan. In connection with the Merger (see Note 1) 7,400,000 were not granted under the 2021 Plan and the 275,000 options granted to settle a legal matter (see Note 9) were granted outside of the 2021 Plan.

During the three months ended September 30, 2024, we made an adjustment to our stock option activity to add back 700,000 fully vested stock options reissued to a consultant that were previously granted that had been presented as forfeited in prior periods. The service agreement with this consultant was terminated on October 15, 2024. These options have an exercise price of $0.12 per share and expire July 15, 2025.

During the nine months ended September 30, 2024, the option grants primarily consisted of 5,250,000 options granted to the Company’s Chief Executive Officer (“CEO”, see Note 9), 231,000 options granted to the Company’s Chief Operating Officer (“COO”, see Note 9), 481,000 options granted a key employee pursuant to an employment agreement and 376,742 granted to employees and non-employees. Further, 275,000 options were granted pursuant to a legal settlement (see Note 9). The average grant-date fair value of the granted options was $0.47.

Of the total options granted during the nine months ended September 30, 2024, 3,151,871 of the options include performance conditions. The performance-based options vest as follows: 50% vest upon the achievement of Operating Profit, as defined in the employment agreements, and 50% upon the achievement of a revenue target of $100 million by the end of fiscal year 2028. The restricted stock units with the revenue target begin vesting once the Company achieves $15 million in revenue for a fiscal year. Vesting will occur on January 31 of each year through January 31, 2029. The number of restricted stock units that vest is based on the proportionate percentage of each fiscal year’s revenue to the $100 million target. For example, if our annual revenue for fiscal year 2026 is $20 million, 20% of the restricted stock units with the revenue performance condition will vest on January 31, 2027.

The aggregate grant-date fair value of these performance-based options is $1,477,251.   During the nine months ended September 30, 2024, the Company did not recognize any stock-based compensation associated with these options as the probability of the performance conditions being met was deemed remote.

Total unrecognized compensation associated with unvested time-based options is approximately $2,417,287 which will be recognized based on the options associated vesting schedules over a period of approximately 1.67 years. During the nine months ended September 30, 2024, $696,720 of our stock-based compensation was associated with the time-based stock options.

The fair value of these options granted were estimated on the date of grant, using the Black-Scholes option-pricing model with the following assumptions. This does not include options related to a settlement which were issued during the year and will be discussed in Footnote 9 - Commitments:

	September 30, 2024	September 30, 2023
Dividend yield	0.00%	0.00%
Expected life	6.25 Years	5.45 – 6.53 Years
Expected volatility	26.20.-27.39%	30.00-35.88%
Risk-free interest rate	3.77-4.65%	3.57-4.43%

Restricted Stock Units

During the nine months ended September 30, 2024, the Company granted an aggregate of 3,053,742 unvested restricted stock units under the 2021 Plan as follows: 2,250,000 our Chief Executive Officer (Note 9), 231,000 to our Chief Operating Officer (Note 9), and 572,742 to key employees of the Company. These unvested restricted stock units consist of 1,401,871 units with time-based vesting provisions and 1,651,871 units with performance-based vesting provisions. The performance-based units vest as follows: 50% vest upon the achievement of Operating Profit, as defined in the employment agreements, and 50% upon the achievement of revenue targets between $15.0 and $100 million by the end of fiscal year 2028. The restricted stock units with the revenue target begin vesting once the Company achieves $15.0 million in revenue for a fiscal year. Vesting will occur on January 31 of each year through January 31, 2029. The number of restricted stock units that vest is based on the proportionate percentage of each fiscal year’s revenue to the $100 million target. For example, if our annual revenue for fiscal year 2026 is $20 million, 20% of the restricted stock units with the revenue performance condition will vest on January 31, 2027.

The grant-date fair value of the restricted stock units was determined using the market price of our common stock on the date of grant which ranged from $1.09 to $1.30. At September 30, 2024, we have $2,075,299 of unrecognized stock-based compensation associated with the restricted stock units with a performance condition which will be recognized when the performance conditions are probable of being met. At September 30, 2024, the Company had $1,580,526 of unrecognized stock-based compensation associated with the time vesting restricted stock units which will be recognized over a period of approximately 3.75 years. During the nine months ended September 30, 2024, $182,273 of our stock-based compensation was associated with the time-based restricted stock units.

A summary of our outstanding nonvested restricted stock units is as follows:

		Weighted-Average
		Grant Date
	Amount	Fair Value
Nonvested, beginning of the period	-	$-
Granted	3,053,742	1.26
Vested	-	-
Forfeited	-	-
Nonvested,end of the period	3,053,742	$1.26

Warrants

At September 30, 2024, there were 1,235,000 warrants outstanding which relate to a private placement offering consummated in December 2021, where investors were offered a warrant for every two shares of common stock purchased in the offering at an exercise price of $2.50 per share. These warrants will expire in December of 2024. At September 30, 2024, the intrinsic value was nil based on the market price of our common stock.

Note 8 - Related Party Transactions

On July 7, 2021, we entered into a manufacturing and services agreement (the “Original M&S Agreement”) to fabricate and manufacture the AirSCWO systems with Merrell Bros. Fabrication, LLC (“Merrell Bros.”). As part of the agreement, the Company appointed Terry Merrell, one of the owners of Merrell Bros., to its board of directors. At September 30, 2024, Merrell Bros. or their affiliates own stock below 5% of the outstanding common stock.

For the nine-month period ending September 30, 2024 and 2023, the Company incurred $240,559 and $737,775, respectively, in related party expenses, all of which was related to non-recurring labor and other operating costs associated with the manufacturing of our AirSCWO systems. At September 30, 2024 and December 31, 2023, accounts payable and accrued expenses include $33,593 and $125,282, respectively, due to Merrell Bros. for manufacturing related services provided.

On March 27, 2024, we executed a supplemental manufacturing and services agreement (the “Supplemental M&S Agreement”) with Merrell Bros. as Merrell Bros. indicated to us their intent to not renew the Original M&S Agreement and we indicated our desire to relocate to a larger manufacturer facility with more square footage dedicated to expanding our manufacturing operations. In connection with executing the Supplement M&S Agreement, Merrell Bros. provided us with a written non-renewal notice. Accordingly, the Original M&S Agreement terminated on its original expiration date of July 7, 2024.

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

Merrell Bros. agreed to extend the expiration date of the Original M&S Agreement through July 31, 2024, to allow for our transition and move to our own facility. See subsequent events Note 10.

Note 9 - Commitments

License Agreement

The SCWO technology is licensed to 374Water pursuant to a non-exclusive worldwide license agreement with Duke executed on April 16, 2021 (the “License Agreement”). In connection with the License Agreement, 374Water also executed an equity transfer agreement with Duke pursuant to which Duke received shares of common stock of the Company (See Notes 5 and 7). Under the terms of the License Agreement, the Company is required to make royalty payments based on a percentage of licensed product sales, as defined in the License Agreement which is triggered by the sale of licensed products. Further, the Company is also required to pay royalties on a percentage of sublicensing fees. The Company will reimburse Duke for any ongoing patent expenses incurred. During the nine-month period ending September 30, 2024, the Company has not incurred any expenses in connection with this License Agreement. The Company may terminate the license agreement anytime by providing Duke 60 days’ written notice.

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

Employment Agreements

CEO

On April 19, 2024, the Company entered into an employment agreement with Christian Gannon (the “Employment Agreement”), for Mr. Gannon to serve as President and Chief Executive Officer (“CEO”) of the Company effective April 22, 2024 (the “Start Date”). The Employment Agreement provides for an initial annual salary for Mr. Gannon of $450,000. Mr. Gannon is also eligible to earn an annual fiscal year performance bonus for each whole or partial fiscal year of his employment period with the Company; for the initial year under the Employment Agreement in accordance with certain milestones set forth by the Company, and thereafter as determined by the compensation Committee of the Company and the Board of Directors of the Company. Mr. Gannon is eligible to earn a performance bonus up to 125% of Mr. Gannon’s then-current base salary (the “Annual Bonus”) if certain milestones are met as defined in the Employment Agreement.

Under the Employment Agreement and subject to the terms of the Company’s 2021 Plan, Mr. Gannon was granted up to 2,250,000 Restricted Stock Units (as defined in the Plan) under the Plan, vesting as follows: (a) 250,000, on the first annual anniversary of the Start Date; (b) 750,000, in equal increments on the last day of every month thereafter over the following 36 months, subject to Mr. Gannon’s continued employment with the Company on each vesting date; and (c) 1,250,000, pursuant to certain performance related milestones set forth by the Company and defined in the Employment Agreement (collectively, the “Gannon Restricted Stock Units”). Additionally, pursuant to the Employment Agreement and the terms of the 2021 Plan, Mr. Gannon was granted 5,250,000 Options (as defined in the 2021 Plan) under the 2021 Plan vesting as follows: (a) 625,000, on the first annual anniversary of the Start Date; (b) 1,875,000, in equal installments on the last day of every month thereafter over the following 36 months subject to Mr. Gannon’s continued employment with the Company on each vesting date; and (c) 2,750,000, pursuant to certain performance related milestones set forth by the Company and defined in the Employment Agreement (collectively, the “Gannon Options”, and together with the Gannon Restricted Stock Units, the “Gannon Equity Awards”). See Note 7 for further disclosures on the vesting performance related milestones.

If the Employment Agreement is terminated by the Company without “Cause” or by Mr. Gannon for “Good Reason” (each as defined in the Employment Agreement, subject to the Company’s right to cure), he will be entitled to termination benefits, pursuant to which the Company will be obligated to (i) pay Mr. Gannon 100% of his then-current annual base salary in 12 equal installments; (ii) any earned but unpaid Annual Bonus; (iii) coverage to Mr. Gannon and his dependents under the Company’s then current medical, health, and vision insurance plans for 12 months; and (iv) if such separation occurs on or after the first anniversary of the Start Date, (x) a pro-rated Annual Bonus for the fiscal year in which the employment is terminated equal to the pro-rated Annual Bonus that Mr. Gannon would have received based on actual performance for such fiscal year if Mr. Gannon was employed by the Company, and (y) accelerated vesting with respect to the Gannon Equity Awards as if Mr. Gannon had remained employed by the Company through the first anniversary of the date of such separation.

The Employment Agreement contains covenants for the benefit of the Company relating to the protection of the Company’s confidential information and standard Company indemnification obligations.

COO

On May 16, 2024 (the “Meyers Effective Date”), we entered into an employment agreement with Brad Meyers (the “COO Employment Agreement”), for Mr. Meyers to continue to serve as Chief Operating Officer (“COO”) of the Company, a position he has held since November 6, 2023. The COO Employment Agreement provides for an initial annual base salary for Mr. Meyers of $300,000. Mr. Meyers is also eligible to earn an annual fiscal year performance bonus with a target amount equal to 50% of Mr. Meyers’ then base-salary (the “Meyers Annual Bonus”).

Under the COO Employment Agreement and subject to the terms of the 2021 Plan , Mr. Meyers was granted 231,000 Restricted Stock (as defined in the 2021 Plan) and stock options for 231,000 (collectively, the “Meyers Equity Awards”), vesting as follows: (a) with respect to 115,500 Restricted Stock and 115,500 shares subject to stock options (“Options”), 25% vest on the first anniversary of the Effective Date, and the remaining 75% vest in equal increments on the last day of every month thereafter over the following 36 month, subject to Mr. Meyer’s continued employment with the Company on each vesting date: and (b) with respect to the remaining 115,500 Restricted Stock and 115,000 Options, each vest in accordance with a performance based milestones set forth by the Company and defined in the COO Employment Agreement. See Note 7 for further disclosures on the vesting performance-related milestones.

If the COO Employment Agreement is terminated by the Company without “Cause” or by Mr. Meyers for “Good Reason” (each as defined in the COO Employment Agreement, subject to the Company’s right to cure), he will be entitled to termination benefits, pursuant to which the Company will be obligated to (i) pay Mr. Meyers six months of his then-current annual base salary in six equal installments; (ii) any earned but unpaid Meyer’s Annual Bonus; (iii) coverage to Mr. Meyers and his dependents under the Company’s then current medical, health, and vision insurance plans for six months; and (iv) if such separation occurs on the day or after the first year anniversary of employment of the Meyers Effective Date, (x) a pro-rated Annual Bonus for the fiscal year in which the employment is terminated equal to the pro-rated Annual Bonus that Mr. Meyers would have received based on actual performance for such fiscal year if Mr. Meyers was employed by the Company, and (y) accelerated vesting with respect to the Meyers Equity Awards as if Mr. Meyers had remained employed by the Company through the six-month anniversary of the date of such separation.

The Employment Agreement contains covenants for the benefit of the Company relating to protection of the Company’s confidential information and standard Company indemnification obligations.

Note 10 – Subsequent Events

On October 15, 2024, a lease for our new laboratory space located in North Carolina commenced upon substantial completion of all tenant improvements by the landlord.  The term of the lease began September 1, 2024 and ends in sixty-one months or October 1, 2029 with one five-year extension period.  Monthly rental payments required under the lease are subject to annual increases and range from $14,235 - $16,503 over the initial term of the lease.

This lease will be accounted for under ASC Topic 842, Leases and will result in an operating lease ROU asset and liability on our consolidated balance sheet based on the net present value of lease payments required over the lease term. The one five-year extension period will not be included in the ROU asset and liability as it was not reasonably certain this option would be exercised at lease commencement.

On November 4, 2024, our former Chief Executive Officer and Chairman of the Board filed a complaint against the Company alleging unpaid wages and a bonus. Management, in consultation with its attorneys, cannot reasonably estimate a loss associated with this complaint, at this time, as the matter is early in the process.  If we are unsuccessful in defending this matter, we do not believe it would have a material impact to our financial position or results of operations.

On November 11, 2024, the Company’s board of directors approved a registered offering for the sale of units consisting of common stock and the issuance of warrants.  The transaction is expected to close before year-end 2024, subject to customary closing conditions for a transaction of this type.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q (the “Form 10-Q”) contains certain statements related to future results of 374Water, Inc. (the “Company,” “374Water,” “we,” “our,” or “us”) that are considered “forward-looking statements’’ within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended.  These statements relate to future events, future financial performance, including statements relating to our ability to continue as a going concern, our strategies, expectations, competitive environment and regulation, our design, development and commercialization goals of our AirSCWO technology, projected timing for demonstration of our various AirSCWO systems, the assessment of market opportunities, our  planned focus areas, our assessment of the regulatory landscape and its impact on demand for our products, expansion of our research and development and laboratory facility and its anticipated benefits, our ability to execute on our strategic plan, and other factors that may cause our actual results, levels of activity, performance, or our achievements or those of our industry to be materially different from those expressed or implied by any forward-looking statements.  In some cases, forward-looking statements may be identified by the use of words like “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “project,” “consider,” “predict,” “potential,” “feel,” or other comparable terminology.  The Company has based these forward-looking statements on its current expectations, assumptions, estimates, beliefs, and projections. While the Company believes these expectations, assumptions, estimates, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which involve factors or circumstances that are beyond the Company’s control. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to:

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
•

other risks and uncertainties detailed and discussed in Part I, “Item 1A. Risk Factors” in the Company’s 2023 Annual Report on Form 10-K for the year ended December 31, 2023, as well as the Company’s subsequent filings with the Securities and Exchange Commission.

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

We continue making progress towards commercializing our AirSCWO system to provide the market with advanced clean and sustainable organic waste destruction technologies and solutions. We have deployed our Demo System to the City of Orlando, Florida where we intend to demonstrate AirSCWO’s efficacy in destroying a variety of waste streams at a commercial scale.  While the principal focus will be on treating the City of Orlando’s biosolids waste, we also intend to complete previously announced forever chemicals (e.g., “per-and polyfluoroalkyl substances” or “PFAS”) destruction demonstrations for federal agencies. These PFAS waste streams include recalcitrant organic wastes such as spent Granulated Activated Carbon (GAC), spent Ion Exchange (IX) resins, and Aqueous Film Forming Foam (AFFF).

Critical Accounting Estimates

In preparing the condensed consolidated financial statements, we have made estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues, costs, and expenses, and the disclosure of contingent assets and liabilities as in our condensed consolidated financial statements. Actual results may differ from these estimates. A summary of our critical accounting estimates is included in our 2023 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” During the three months ended September 30, 2024, there have been no significant changes to these estimates and policies previously disclosed in our 2023 Form 10-K. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the condensed consolidated financial statements included in this Form 10-Q.

Results of Operations

The following tables set forth, for the periods presented, the consolidated statements of operations data, which is derived from the accompanying unaudited condensed consolidated financial statements:

Three Months Ended September 30, 2024, as Compared to the Three Months Ended September 30, 2023

	Three Months Ended September
	2024	2023
	Unaudited	Unaudited	$ Change	% change

Revenues	$81,490	$12,290	69,200	563%
Cost of revenues	42,404	178,680	(136,276)	-76%
Gross margin (deficit)	39,086	(166,390)	205,476	-123%
Operating expenses
Research and development	424,579	317,573	107,006	34%
Compensation and related expenses	834,952	739,181	95,771	13%
Professional fees	499,010	117,543	381,467	325%
General and administrative	1,022,284	541,697	480,587	89%
Total Operating Expenses	2,780,825	1,715,994	1,064,831	62%
Loss from Operations	(2,741,739)	(1,882,384)	(859,355)	46%
Total Other Income	39,922	150,953	(111,031)	-74%
Net Loss	$(2,701,817)	$(1,731,431)	$(970,386)	56%

We generated $81,490 and $12,290 in revenue primarily from our treatability services during the three months ended September 30, 2024, and September 30, 2023, respectively.  Manufacturing costs associated with our sold unit have started to decline as we reach the end of our fabrication and testing, which have had a direct correlation on the reduced equipment revenue recognized this period related to our manufacturing assembly services.

Our cost of revenues decreased to $42,404 during the three months ending September 30, 2024, as compared to $178,680 in the same period of 2023, primarily because costs associated with our sold system declined as we reach the end of our manufacturing and fabrication and testing.

Our general and administrative expenses increased to $1,022,284 during the three months ending September 30, 2024, as compared to $541,697 in the same period of 2023, primarily because of an increase stock-based compensation, travel, and other general and administrative expenses as we continue to build out our executive team. We also incurred relocation related expenses as we moved to our short-term leased manufacturing facility in Florida during the three months ended September 30, 2024.

Our compensation and related expenses increased to $834,952 during the three months ending September 30, 2024, as compared to $739,181 in the same period of 2023. The increase is primarily due to increased hiring as we build our executive team with three new executive hires and salary increases to certain key employees during the three months ended September 30, 2024.

Our professional fees significantly increased to $499,010 during the three months ending September 30, 2024, as compared to $117,543 in the same period of 2023, primarily attributed to an increase in legal fees related to a legal settlement and general legal expenses incurred in the first half of 2024 related to our previously disclosed change in executive leadership.

Our research and development expenses increased to $424,579 during the three months ending September 30, 2024, as compared to $317,573 in the same period of 2023, primarily due to the increase in engineering expenses and expenses stemming from our continued efforts to commercialize our systems.

Our net loss increased to $2,701,817 during the three months ending September 30, 2024, as compared to $1,731,431 in the same period of 2023, primarily due to increased expenses for the reasons described above. Substantial net losses are expected until we are able to successfully commercialize and market our 374Water AirSCWO systems, as to which there can be no assurance.

Nine Months Ended September 30, 2024, as Compared to the Nine Months Ended September 30, 2023

	Nine Months Ended September 30,
	2024	2023
	Unaudited	Unaudited	$ Change	% change

Revenues	$433,589	$863,611	$(430,022)	-50%
Cost of revenues	703,245	944,082	(240,837)	-26%
Gross margin (deficit)	(269,656)	(80,471)	(189,185)	253%
Operating expenses
Research and development	1,526,294	945,443	580,851	61%
Compensation and related expenses	2,264,381	2,191,061	73,320	3%
Professional fees	1,367,702	309,398	1,058,304	342%
General and administrative	2,534,009	1,803,691	730,318	40%
Total Operating Expenses	7,692,386	5,249,593	2,442,793	47%
Loss from Operations	(7,962,042)	(5,330,064)	(2,631,978)	49%
Other income	303,440	307,713	(4,273)	-1%
Net Loss	$(7,658,602)	$(5,022,351)	$(2,636,251)	52%

We generated revenues of $433,589 and $863,611 from manufacturing assembly services (equipment revenue) and from treatability a services during the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024, we reached fewer milestones and thus incurred less direct contract costs. Costs associated with our sold unit have started to decline as we reach the end of our fabrication and testing, which have had a direct correlation to the reduced equipment revenue recognized this period of $527,425 compared to the previous period. This reduction was offset by an increase in service revenues from our treatability studies of $97,403.

Our cost of revenues decreased to $703,245 during the nine months ending September 30, 2024, as compared to $944,082 in the same period of 2023, primarily because costs associated with our sold system have started to decline as we reach the end of our fabrication and testing.

Our general and administrative expenses increased to $2,534,009 during the nine months ending September  30, 2024, as compared to $1,803,691 in the same period of 2023, primarily due to increased travel expenses,  stock-based compensation, and other general and administrative expenses as we continue to build out our executive team. We also incurred relocation related expenses as we transitioned to our leased manufacturing facility in Florida during the three months ended September 30, 2024.

Our compensation and related expenses increased slightly to $2,264,381 during the nine months ending September 30, 2024, as compared to $2,191,061 in the same period of 2023, primarily because of an increase in our compensation and related expenses in a deliberate step in our strategic growth plan to ensure we have sufficient personnel and executive team to support our expected growth and path towards commercializing our AirSCWO systems.

Our professional fees increased to $1,367,702 during the nine months ended September 30, 2024, as compared to $309,398 in the same period of 2023, primarily attributed to an increase in legal fees related to a legal settlement and an increase in general legal expenses incurred in the first half of 2024 related to our previously disclosed change in executive leadership.

Our research and development expenses increased to $1,526,294 during the nine months ended September 30, 2024, as compared to $945,443 in the same period of 2023, primarily due to an increase in engineering expenses and in expenses stemming from our continued efforts to commercialize our systems.

Our net loss increased to $7,658,602 during the nine months ending September 30, 2024, as compared to $5,022,351 in the same period of 2023, primarily due to increased expenses for the reasons described above. Substantial net losses are expected until we are able to successfully commercialize and market our 374Water systems, as to which there can be no assurance.

Liquidity and Capital Resources

At September 30, 2024, the Company had working capital of $4,484,164. At September 30, 2024, the Company had an accumulated deficit of $23,612,106. For the nine months ended September 30, 2024, the Company had a net loss of $7,658,602 and used $7,497,734 of net cash in operations for the period. Further, we expect to continue to incur substantial losses until we are able to successfully commercialize and market our AirSCWO systems, as to which there can be no assurance that this will occur.

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

On November 11, 2024, the Company’s board of directors approved a registered offering for the sale of units consisting of common stock and the issuance of warrants.  The transaction is expected to close before year-end 2024, subject to customary closing conditions for a transaction of this type.

See “Risk Factors – Risks Related to Our Financial Position and Capital Requirements – We will require and may have difficulty or be unsuccessful in raising needed capital in the future to continue to operate as a going concern.”

During the nine months ended September 30, 2024, there were no significant changes in our commercial commitments and contractual obligations as compared with the information presented in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 29, 2024.

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

Cash Flows

We used $7,497,734 of cash in operating activities for the nine months ended September 30, 2024 compared to $6,699,629 of cash used in operating activities for the corresponding period in 2023 an increase of $798,105. The increase in cash used in operating activities was primarily due to the increase in our net loss of $2,636,251, offset by an increase in noncash expenses of $629,512 and increase in operating cash flows from operating assets and liabilities of $1,208,634.  The cash used in operations was primarily to fund operations as well as our working capital requirements.

We used $999,207 of cash in investing activities for the nine months ended September 30, 2024 compared to receiving $1,905,894 cash provided by financing activities for the corresponding period in 2023. The increase in cash used by investing activities for the nine months ended September 30, 2024 compared with the corresponding period in 2023 was primarily due a $861,597 increase in purchases of property, equipment and equipment-in-process as we continue making progress towards commercializing our AirSCWO systems and deploying our owned unit for full-scale demonstrations as well as a $80,073 increase in intangible assets from increased patent activity. In 2023, we received $1,963,431 in proceeds from the sale of investments, which were not received in 2024.

We received $11,912 of cash from financing activities for the nine months ended September 30, 2024 compared to cash provided by financing activities of $13,548,889 for the nine months ended September 30, 2023. Cash used in financing activities for the nine months ended September 30, 2024 was primarily due to net proceeds received from our ATM.   In 2023, we successfully raised $13,548,889 of net proceeds from the sale of our common stock via our ATM.

Shelf Registration Statement

In December 2022, we filed a shelf registration statement on Form S-3 with the SEC (the “2022 Registration Statement”) (File No. 333- 268942), which upon being declared effective in December 2022, allowed us to offer up to $200.0 million of securities from time to time in one or more public offerings, inclusive of up to $100.0 million of shares of our common stock which we may sell in at-the-market (ATM) equity offerings, subject to certain limitations and applicable law, pursuant to an Open Market Sale AgreementSM, dated December 21, 2022 with Jefferies LLC (the “Sales Agreement”). In addition, due to the SEC’s “baby shelf” rules, which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period, we may in the future only be able to issue a limited number of shares under our 2022 Registration Statement, which aggregate to no more than one-third of our public float.

During the nine months ended September 30, 2024 and year end December 31, 2023, we raised approximately $12,000 and $13,441,000, respectively, of net proceeds through ATM offerings. Any material sales in the public market of our common stock under the 2021 Sales Agreement or otherwise under the 2022 Registration Statement could adversely affect prevailing market prices for our common stock.

The Company is evaluating strategies to obtain required additional funding for future operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September  30, 2024, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no other changes in our internal control over financial reporting during the three months ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The technologies we use to treat sludge, biosolids and wastewater, have never been utilized on a full-scale commercial basis. Our AirSCWO™ technology remains in a research and development status. All of the tests conducted to date by us with respect to the technology have been performed in a limited scale or small commercial scale environment and the same or similar results may not be obtainable at competitive costs on a large-scale commercial basis. We have never employed our technology under the conditions or in the volumes that will be required for us to be profitable and cannot predict all of the difficulties that may arise. Accordingly, our technology may not perform successfully on a commercial basis and may never generate any revenues or be profitable. Our revenues to date are primarily from the sale of one AirSCWO unit. If we are unable to sell additional AirSCWO units or are unable to deliver on existing or future contracts, such failure could adversely affect our results of operations.

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

Our products may contain defects for many reasons, including defective design or manufacture, defective material or software interoperability issues. Products as complex as those we offer, frequently develop or contain undetected defects or errors. Defects or errors may arise in our existing or new products, which could result in loss of revenue, market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, and increased service and maintenance costs. Such defects or errors in our products and solutions might discourage customers from purchasing future products. Often, these defects are not detected until after the products have been installed. If any of our products contain defects or perceived defects or have reliability, quality or compatibility problems or perceived problems, our reputation might be damaged significantly, we could lose or experience a delay in market acceptance of the affected product or products and might be unable to retain existing customers or attract new customers. In addition, these defects could interrupt or delay sales. In the event of an actual or perceived defect or other problem, we may need to invest significant capital, technical, managerial and other resources to investigate and correct the potential defect or problem and potentially divert these resources from other development efforts. If we are unable to provide a solution to the potential defect or problem that is acceptable to our customers, we may be required to incur substantial product recall, repair and replacement and even litigation costs. These costs could have a material adverse effect on our business and operating results.

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

We have inadequate capital and need for additional financing to accomplish our business and strategic plans. Terms of subsequent financing, if any, may cause our stock price to fall. .

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

We may have to engage in common equity, debt, or preferred stock financings in the future. Your rights and the value of your investment in the common stock could be reduced by the dilution caused by future equity issuances. Interest on debt securities could increase costs and negatively impact operating results and debt issuances may subject us to restrictive covenants which may limit our flexibility. In the event we issue preferred stock pursuant to the terms of our certificate of incorporation, preferred stock could be issued in series from time to time with such designation, rights, preferences, and limitations as needed to raise capital. The terms of preferred stock would be more advantageous to those investors than to the holders of common stock. In addition, if we need to raise more equity capital from the sale of common stock, institutional or other investors may negotiate terms possibly less favorable to us, and thereby cause our stock price to fall.

Our research and development expenses will increase in the future.

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

At September  30, 2024, our principal stockholders, officers and directors beneficially owned approximately 51% of our common stock. As a result, our principal stockholders, officers and directors will have the ability to control matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of the Company and make some future transactions more difficult or impossible without the support of our controlling stockholders. The interests of such stockholders may not coincide with your interests or the interests of other stockholders.

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

The trading market for our common stock may, depend on the research and reports that securities or industry analysts publish about our business. We do not have any control over these analysts. If one or more of the analysts elect to cover us and downgrade our shares or lower their opinion of our shares, our share price would likely decline. If one or more of these analysts elect to cover us and subsequently cease coverage of the Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

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

If the existing holders of our common stock, particularly our directors and officers, sell a large number of shares, they could adversely affect the market price for our common stock. We have an at-the-market equity offering pursuant to which, we can issue up to an aggregate of $100 million of common stock, subject to applicable law and our previous at-the-market equity offering sales. Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline.

We incur costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public reporting company, we incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act and rules subsequently implemented by the SEC, have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will entail significant legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept low policy limits and coverage.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended September 30, 2024, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits.

(a)	Exhibits

3.1

Amended and Restated Certificate of Incorporation of Vyrex Corporation (incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended September  30, 2008 as filed with the SEC on August 19, 2008).

3.2

Certificate of Designation of Preferences, Rights and Limitations of PowerVerde, Inc Series D Convertible Preferred Stock dated as of October 30, 2020 (incorporated by reference to Exhibit 3.5 to the Form 8-K filed with the SEC on April 22, 2021).

3.3	Certificate of Merger of 374Water Acquisition Corp. into 374 Water Inc. (incorporated by reference to Exhibit 3.4 to the Form 8-K filed with the SEC on April 22, 2021).

3.4

Amended and Restated Bylaws of 374Water Inc., dated as of September  19, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September  20, 2024).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Condensed Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith.
**	Furnished, not filed.
+	Indicates a management contract, compensatory plan, or arrangement.

SIGNATURES

In accordance with Section 13(a) or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

374WATER INC

Dated: November 14, 2024	By:	/s/ Chris Gannon
Chris Gannon
Chief Executive Officer

Dated: November 14, 2024	By:	/s/ Adrienne Anderson
Adrienne Anderson
Chief Financial Officer

