Form 10-K
period 2024-12-31
374Water Inc.
filed 2025-03-28
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

Commission File No. 000-27866

374WATER INC.

(Exact name of Registrant as specified in its charter)

Delaware	88-0271109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Southcenter Court, Suite 200

Morrisville, North Carolina         27560

(Address of principal executive offices)      (Zip Code)

440-601-9677

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value	SCWO	Nasdaq Stock Market

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
Emerging growth company	☐

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock equity, as of June 30, 2024, the last business day of the issuer’s most recently completed second fiscal quarter: $77.9 million.

As of March 26, 2025, the number of outstanding shares of common stock, $0.0001 par value per share, of the registrant was 144,576,713.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2025 annual meeting of stockholders (the “2025 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2025 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the year to which this report relates.

374WATER INC.

Annual Report on Form 10-K

Year Ended December 31, 2024

PART I

ITEM 1. BUSINESS.

Overview

374Water Inc. (the “Company”, “374Water”, “We”, or “Our”) is a global industrial technology and services company providing innovative solutions addressing global organic waste destruction/treatment and waste management issues within the municipal, federal, and industrial markets.  374Water offers our proprietary AirSCWO system, which is designed to efficiently destroy and mineralize a broad spectrum of non-hazardous and hazardous organic wastes producing safe dischargeable water streams, safe mineral effluent, safe vent gas, and recoverable heat energy.  Importantly, our AirSCWO system is designed to eliminate recalcitrant organic wastes without creating waste byproducts, as well as to simplify existing, complex waste processing and disposal practices utilized throughout our target markets. Our AirSCWO system is designed to effectively convert solid and liquid wastes such as sewage sludge, biosolids, food waste, hazardous and non-hazardous waste, and forever chemicals (e.g., “per-and polyfluoroalkyl substances” or “PFAS”) into recoverable resources including water, minerals, and heat energy, by focusing on waste as a valuable resource.

In fiscal year 2024, 374Water outlined a new strategic plan and tactical roadmap. Throughout the year, we executed our plan reaching critical milestones we believe position the Company’s business outlook well for fiscal year 2025. 2024 achievements include ruggedizing and optimizing our AirSCWO system to effectively process a variety of organic waste streams; deploying our first commercial scale AirSCWO system to the City of Orlando’s Iron Bridge Water Reclamation Facility; completing federal and industrial waste destruction demonstrations; growing our backlog and demand in the municipal, federal and industrial markets; relocating our laboratory facility to a significantly larger state-of-the-art Biosafety Level 1 Laboratory to meet increasing lab-scale waste destruction demand and expedite the advancement of our AirSCWO technology “AS”); pursuing Waste Destruction Services (“WDS”) operations with potential partner Treatment, Storage, and Disposal Facility (“TSDF”) operators; relocating our manufacturing operations; and strengthening our leadership team and organization.

As we begin 2025, we believe 374Water is well positioned with a robust plan to scale revenue, operations, and capitalize our business. During 2025, we expect to complete our commercial-scale demonstration under our contract with the City of Orlando;  deploy a permanent AirSCWO system to The Orange County Sanitation District (“OC San”) in Fountain Valley, CA; deploy an AS system to Detroit, MI in partnership with the Defense Innovation Unit  for a demonstration of AirSCWO’s waste destruction effectiveness for specific Department of Defense applications;; deploy an AirSCWO system to St. Cloud, MN, as part of a Legislative-Citizen Commission on Minnesota Resources (LCCMR) initiative to demonstrate its effectiveness destroying Minnesota waste; further scale our manufacturing capacity to meet client demand for AirSCWO systems of various sizes; continue to improve our AirSCWO technology and develop larger size AirSCWO systems; negotiate waste destruction service agreements with one or more TSDFs; and begin accepting Third-party waste streams for our initial TSDF WDS hub(s).

Our Technology

374Water has developed AirSCWO, a proprietary waste destruction/treatment system which harnesses the power of supercritical water oxidation (“SCWO”).  AirSCWO leverages the unique properties of water in its supercritical phase (above 374oC and above a barometric pressure of 221 Bar). The supercritical phase of water has unique properties, which when combined with air, destroys “waste” by oxidizing organic matter and yielding recoverable energy, minerals, and water.  Our AirSCWO technology platform sits at the heart of our waste destruction solutions.  The effectiveness of AirSCWO has been demonstrated on a wide variety of organic waste streams at commercial and lab bench scale with waste destruction results at or above 99.99%.

Our AirSCWO technology has treated a wide variety of non-hazardous and hazardous solid and liquid organic wastes. Our technology can effectively process solid wastes, which can be pre-processed into slurries for treatment, including wastewater sludges and biosolids, spent granular activated carbon (“GAC”), spent ion exchange resins (“IX”), and hard-to-degrade plastics, to name a few.  In addition, our technology can process liquid wastes such as aqueous film forming foam (“AFFF”) used in firefighting, landfill leachate, light-non-aqueous phase liquid (“L-NAPL”), military wastes, industrial solvents, oily sludges, pharmaceuticals, foamate streams, pesticides, and other industrial wastes, to name a few. AirSCWO has been shown to treat (destroy) wastes to levels at or below regulatory standards, reduce or eliminate disposal costs, remove operational bottlenecks, and reduce liabilities and other risks associated with waste management.

Our AirSCWO system is designed to be a continuous flow waste destruction process with a unique system design that includes highly efficient energy recapture technology, to minimize overall energy demand and maximize reusable energy.  Our AirSCWO system testing so far has demonstrated that our system can run continuously at commercial scale with periodic stops for routine maintenance and checkups.  We continue to shorten the duration and lessen the frequency of such maintenance downtime, to increase process efficiency in our AirSCWO systems for our clients.  Our technology addresses multiple applications in diverse market verticals on a global scale. The technology we continue to refine and innovate is designed to address business operations and environmental challenges, that we believe have been inadequately addressed and poorly resourced until now. While we are still developing the technology, we believe 374Water’s AirSCWO technology is a paradigm-shift across sectors of waste management.

Products and Services

AirSCWO Solutions

374Water’s ability to provide scaled waste destruction solutions is a significant differentiator across waste treatment and destruction providers. We intend to offer four (4) commercial-scale AirSCWO system models and corresponding pre- and post-treatment technologies to fully support end customers' organic waste destruction needs. These AirSCWO models include the AirSCWO1 (“AS1”), AirSCWO6 (“AS6”), AirSCWO30 (“AS30”) and AirSCWO 100+.

The highly mobile AS1 system is designed to process over 700 kg per day of wet waste and is ideal for onsite demonstrations, event cleanups, and down-scaled WDS deployments.  We are currently finalizing the design and construction of our first AS1 system, which will then be deployed following for various demonstrations.

The mobile AS6 system is designed to process up to six (6) metric tons per day of wet waste, and is well-suited for smaller municipal, federal, and industrial sites and may be utilized for both permanent onsite destruction and mobile WDS customer needs.  We currently have two of the AS6 systems, oneis already operating in Orlando, FL and the second is scheduled for delivery to OC San in 2025.

The AS30 system is currently still in the design phase. We intend for the AS30 system to be able to process up to 30 metric tons per day of wet waste.  We believe that, once developed, manufactured and ready for deployment, this unit will be ideal for mid-sized municipal, federal, and industrial sites, as well as regional TSDF and landfill WDS facilities. We hope to begin manufacturing one or more AS30s in 2025, depending on the level of customer demand and having sufficient capital.

Finally, our largest bespoke AirSCWO100+ systems will be designed to process up to 100 or more metric tons of wet waste per day and will be permanent installations. We have currently not begun the process of designing and building the AirSCWO 100+ system, and we expect such work to begin in the coming years. As these are bespoke systems, we expect our timeframe for building these will be impacted by the level of customer demand. We believe these systems will be well suited for large municipal wastewater treatment, industrial, and TSDF facilities.

All AirSCWO systems are designed to be flexible solutions to meet the specific needs of municipal, federal, and industrial customers. Our AirSCWO systems are designed to augment or replace conventional waste management infrastructure or be the sole waste destruction solution.  In addition, our AirSCWO systems are designed to operate in parallel, thereby allowing customers to easily and efficiently expand or contract waste destruction capacity needs, as necessary.

Pre- and Post-Treatment Solutions

We offer, as part of a broader solution package, ancillary equipment to pre-treat the inlet waste stream and post-treat the byproduct stream, depending on the application. Such solutions may be developed by the Company, or by its strategic partners, to provide a complete solution and integrated treatment train.

Our pre-treatment packaged systems are designed to condition waste streams to meet the AirSCWO inlet requirements (e.g., water percentage, total dissolved solids, particulate size, calorific content, etc.). Our pre-treatment systems are installed upstream of our AirSCWO system to ensure system waste destruction processing performance.

Our post-treatment packaged systems are designed to enhance the system outputs value (e.g., carbon dioxide utilization or sequestration, minerals recovery and upgrade, water purification, and energy recovery/recycling, etc.). Our post-treatment systems are installed downstream of our AirSCWO system to improve performance and byproduct valorization.

Waste Destruction Services

During 2024, we announced the launch of our WDS business.  Along with capital sales and service contracts, we intend for WDS to provide our customers with a fit-to-need waste destruction service without significant capital investment. Our WDS business is based on a partner model with: (1) Wastewater facilities, (2) Federal facilities, (3) Industrial facilities, and (4) RCRA Part B permitted TSDFs. These partnerships may take the form of operational joint ventures and/or service provider models.

We intend to establish our first WDS operations in 2025.  These WDS facilities will utilize our AS6 system initially.  In 2026, we intend to upgrade WDS facilities to our much larger capacity AS30 systems, subject to our successful development and manufacturing of our AS30 systems.  We believe our initial AS6 WDS installation has the potential to generate between $3.0 million and $5.0 million in annual revenue, and we believe our AS30 system has the potential to generate $15.0 million to $25.0 million in annual revenue.

We also provide waste destruction demonstration services to existing and new clients.  For these demonstration services we will utilize our AS1 and AS6 units.

We have begun establishing our transportation and logistics operations to accept and transport waste streams for destruction at WDS sites. We plan to eventually have a network of transportation and logistics partners to assist us as we grow our WDS operations nationally.

Laboratory & Testing Services

374Water provides extensive AirSCWO waste destruction laboratory and testing services to municipal, federal, and industrial clients.  Our laboratory also serves an integral part of our R&D efforts.

Our lab conducts AirSCWO waste destruction treatability evaluations for prospective clients on a wide range of waste streams. These waste destruction evaluations demonstrate the destruction efficacy of our AirSCWO solution to support operations and solution designs.  Our lab services are often the first experience our clients have in learning the power of AirSCWO to destroy organic wastes.

Our lab also provides us with rapid analysis, characterization, and treatment parameters to support full-scale waste destruction services.  We use our bench-scale system for continuous optimization of our AirSCWO process for improved performance and customized reactor setups for unique client wastes.

Field Operations & Maintenance Services

Along with our capital sale, lease, and WDS solutions, we offer comprehensive professional services ranging from full system operation to on-demand support to maintenance.  We have fully equipped and skilled field teams capable of installing, integrating, and operating our AirSCWO systems in a vast range of settings and for different applications.

The Company offers sales agreements which include the supply of spare and replacement parts, and maintenance and repair service contracts.

Markets and Industries

Waste Processing Technology Conversion

The municipal, federal, and industrial market verticals seek alternatives to existing waste treatment, processing, and disposal processes which are considered inadequate as they primarily transport, transform, concentrate, and/or partially destroy organic wastes instead of completely destroying these wastes.

Primary demand drivers for waste destruction include excessive cost of current disposal practices, the desire for waste destruction at the source of waste generation, aging, outdated and/or inadequate waste disposal infrastructure, poor waste disposal processes or options, population growth and urbanization, increasing quantity/complexity of waste streams, public health, underlying business economics, existing State and Federal regulations, the threat of additional regulations, threat from contaminant of emerging concern (“CECs”), resource scarcity, corporate sustainability targets, commodity prices, climate change, and energy security.

We believe our AirSCWO solutions provide unique value propositions that support rapid market acceptance across various verticals and applications. These differentiators include:

•	Continuous waste processing design, with scalable throughput and high energy efficiency;
•	Effective destruction of emerging contaminants such as PFAS, 1,4 Dioxane, microplastics, pharmaceuticals, and other CECs;
•	The generation of recoverable and usable heat energy, paired with highly efficient energy recapture technology, to minimize overall energy demand and maximize reusable energy; and
•	On-site waste treatment solutions reducing haulage and transportation needs, associated greenhouse gas emissions, hauling liability, and waste disclosures.

Municipal Market Vertical

The global municipal water and wastewater treatment market was estimated to be more than $347 billion annually in 2024, growing at a Compound Annual Growth Rate (CAGR”) of approximately 7.5%. The U.S. water and municipal wastewater management market, which is our near-term focus, includes approximately 152,000 water utilities, 16,000 wastewater treatment facilities, 3,000 capped and uncapped landfills, and more than 52,000 state and local firefighting units.  All these facilities have waste streams which must be managed, disposed of, and/or destroyed. We believe our AirSCWO technology is well positioned to provide a compelling waste destruction solution to these markets.

Water Utilities: Water utilities are increasingly impacted by contaminants like PFAS, microplastics, and pharmaceuticals, leading to widespread adoption of treatment methods like GAC and IX to filter these contaminants. As these materials become saturated with PFAS and other pollutants, we believe technologies like AirSCWO are essential for safely disposing of and destroying the spent GAC and spent IX, offering a more complete solution for PFAS management.

Wastewater Treatment Facilities: Wastewater facilities treat sludge wastes. Sludge is a semi-solid by-product obtained from the treatment of residential and commercial (i.e., municipal) or industrial wastewater.  Municipal sludge is typically treated in large biological treatment processes that allow for the wastewater to reside for extended periods in an air or oxygen rich environment (aerobic digestion) or in an oxygen deficit environment (anaerobic digestion) that promotes biological breakdown of organic solids. This process generates a final residue known as biosolids, as it mainly consists of biological bacteria. Sludge and biosolids management are a key part of any wastewater treatment process. Those high strength streams are ideal for our AirSCWO technology since they contain significant calorific content that facilitates the oxidation or destruction process.

Landfills: Landfill Leachate is a liquid that forms when water percolates through waste material in a landfill, picking up various dissolved and suspended substances. This contaminated liquid is a result of rainfall, surface runoff, and decomposing waste within the landfill, which can include organic material, chemicals, heavy metals, pathogens, and biosolids.

State and Local Fire Departments: Full-scale removal and disposal of PFAS-AFFF firefighting foam, is now underway at the State and Municipal government levels.  Sixteen U.S. states currently operate AFFF take-back programs to enable fire departments to safely dispose of firefighting foam. These programs enable fire departments and agencies to return obsolete, used or unused AFFF stocks, which are then safely stored and processed for disposal.

Federal Market Vertical

The U.S. federal waste management market is estimated at $15 billion. The federal market includes 722 Department of Defense (“DoD”) sites, 53 Department of Energy (“DoE”) sites, and 150 airports under the oversight of the Federal Aviation Agency (“FAA”).  Federal agencies have stockpiles of contaminated waste streams such as AFFF (firefighting foam), chemicals, narcotics, biosolids, filtration media, hydrocarbons and other wastes which must be stored, treated, destroyed and disposed. Federal agencies are actively seeking solutions to eliminate these contaminated waste streams.  We believe our AirSCWO technology is well positioned to provide a compelling waste destruction solution to these markets.

Department of Defense: The DoD has identified 722 military installations that will require PFAS-focused environmental remediation. Recent site clean-up estimates exceed $29 billion for PFAS contamination and other organic wastes in the aggregate.  The Army Corp of Engineers has begun to award task order contracts to remove and dispose of PFAS-contaminated fire-fighting equipment foam at US military facilities. We also see growing demand for the destruction of PFAS-contaminated filtration media, such as GAC and IX, waste streams that are used in the filtration of wastewater and soil washing at DoD facilities. We are working directly with U.S. military services to demonstrate the efficacy of destruction and performance scale of the AirSCWO system.  Additional destruction demonstrations and projects are contracted into 2026. We expect Bipartisan Congressional support for funding the remediation of PFAS-contaminated military facilities will continue; although there is no short-term certainty whether the funds will be cut or increased.

Department of Energy: The DoE spends approximately $8 billion annually to treat hazardous waste.  In 2024 the DOE spent $455M on PFAS-contaminated wastes including the treatment of radioactive, PFAS-contaminated biosolids. Landfills, fire departments, water treatment plants, Cold War-era liquid waste discharges, and fire training facilities are the top five PFAS-contaminated sites.  DOE has identified 53 contaminated facilities that require further investigation and remediation.

Federal Aviation Agency: Like the DoD, the use of AFFF to extinguish fires at civil airports is coming to an end with the FAA directing airports to migrate to the new Military Standard Fluorine Free Foam (“F3”).  To facilitate this process the FAA Reauthorization Act of 2024 included $350 million for the PFAS Replacement Program for Airports to support the transition to F3. While the focus of this five-year program is for equipment replacement, funds from this grant can also be spent on AFFF clean up and disposal.  We are following FAA and airport interest in environmental remediation closely, working with partners and ready for AAAF destruction opportunities.

Industrial Market Vertical

The global industrial organic waste market is estimated at $128 billion as of 2024, growing at a CAGR of 6.15%, driven by key sectors such as battery recycling, pharmaceuticals, and oil & gas, all of which generate significant organic waste. The rapid growth in battery recycling is largely fueled by the rise in electric vehicle demand, while the oil & gas and pharmaceutical industries continue to contribute substantial amounts of organic waste. Additionally, numerous lawsuits and stringent regulations related to PFAS contamination, along with ongoing cleanup efforts, further drive the need for innovative waste destruction solutions, creating a compelling opportunity for AirSCWO to address these challenges effectively. We believe our AirSCWO technology is well positioned to provide a compelling waste destruction solution to these markets.

Treatment, Storage, and Disposal Facility Market Vertical

The United States Resource Conservation and Recovery Act (the “RCRA”) Part B permitted TSDF market includes more than 860 sites in the U.S.  As part of our growth strategy, we are engaging with TSDF market participates to establish one or more waste destruction sites to service customers within our three core markets, municipal, federal, and industrial, and provide a WDS offering which we believe will enable us to generate recurring service revenues.  We seek to partner with TSDFs who are known to our customers, have experience in non-hazardous and hazardous waste treatment, and have appropriate local, state and federal operating permits. We believe our AirSCWO technology is well positioned to provide a compelling waste destruction solution to TSDF market participants.

374Water is targeting high value markets that we expect will contribute to the Company’s revenue and thereby help fuel our growth plans. Table 1 below shows near-term target markets, their subsegments, and the relevant applications associated with those markets.

Table1: Representative target markets, their subsegments and applications

Key Markets	Subsegments	Applications
Municipal	Public Water Utilities, Wastewater Utilities, Landfills, and Fire Departments	Spent media, Sludge and biosolids, Landfill leachate (4), AFFF (6)
Department of Defense	Military Facilities, Waste Treatment and Water Treatment Plants, Ammunition & Fuel Depots, Training Bases, and Ranges	Fuel and oil residuals, rinsates (5), AFFF (6) (PFAS), Hazardous and non-hazardous wastes, Biosolids, Accelerants
Department of Energy	Weapons Plants, Fire Fighting	Manufacture of nuclear weapons
Federal Aviation Agency	Airport Fire Fighting Transition to F3	AFFF Destruction and Disposal
Waste Management	Recycling Centers, Incinerators, and Landfills	Landfill leachate (4), food waste, waste oils; Fats, Oil & Greases (FOG), hazardous and non-hazardous organic waste.
Industrial Manufacturing	Battery Recycling, Oil & Gas, Pharmaceutical, Semiconductor, Pulp & Paper, Food and Beverage, Agriculture, Textile Industry, Tanneries and Leather, Chemical Manufacturing, Cosmetics and Personal Care	Hazardous and non-hazardous wastes, recalcitrant (1) organics, microplastics, PPCPs (2), CECs (3) and PFAS, Concentrated waste streams, rinsates (5), AFFF (6) (PFAS), petroleum refining by-products
TSDF Facilities

Waste Management & Environmental Services including TSDFs (Treatment, Storage, and Disposal Facilities), Waste Brokers & Consultants, Remediation Companies,

Municipal Customers,

Federal & State Government, and

Industrial Customers

Hazardous and non-hazardous wastes, recalcitrant (1) organics
Environmental remediation and compliance	Contaminated site clean-up, and Wastewater treatment	Hazardous and non-hazardous wastes, recalcitrant (1) organics, CECs (3) and PFAS
Sanitation Projects in developing countries	Regional centralized facilities, and decentralized treatment facilities (villages, schools)	Municipal sludge and biosolids, mixed wastes

__________

(1)	Resistant to chemical decomposition; decomposing extremely slowly
(2)	Pharmaceuticals and Personal Care Products
(3)	Contaminants of Emerging Concern
(4)	Water that has percolated through a solid and leached out some of the constituents
(5)	Containing low concentrations of contaminants, resulting from the cleaning of containers, etc.
(6)	Aqueous Film Forming Foam

Sales and Marketing

Our business development and sales team offer our products through capital sale, lease, and waste destruction services to municipal, federal, and industrial customer throughout North America. Our municipal efforts focus on building trust and strong working relationships with state and local municipal water and wastewater leaders directly responsible for waste handling and processing operations. Our federal efforts focus on establishing credibility and strong relationships with Government experts, Congressional leaders, and Civilian and Military officials directly responsible for addressing PFAS waste streams in the DoD, DoE, and FAA. Government officials have personally visited our facilities and observed firsthand the destruction of multiple PFAS-contaminated waste streams. Our industrial efforts are focused on outreach, lab and full-scale waste destruction demonstrations across multiple industrial sub-verticals.

During 2025, we intend to begin generating revenue from our backlog and pipeline as we believe we are now well positioned to begin delivering our commercial-scale AirSCWO solutions. Municipal officials remain eager to begin waste destruction operations and have expressed interest in capital purchase and WDS models. Federal government officials have plans to remove and destroy PFAS and other wastes from numerous military and civilian facilities and have appropriated hundreds of millions of dollars to perform waste destruction work. We believe we are well positioned to secure government work. We have increased our focus on pursuing industrial waste destruction opportunities. We have received feedback from various stakeholders in the industrial sector that there may be strong interest in our AirSCWO technology and systems, and as such, we believe there is a significant opportunity to generate material industrial revenue in the future. Finally, we are actively pursuing strategic partnerships with TSDFs to establish WDS operations. We expect to finalize one or more of these TSDF agreements and begin operations in 2025.

Our product marketing approach includes maintaining a strategic presence at water, wastewater, federal, and industrial industry events.  Our marketing approach is multi-pronged with three areas of focus: (1) development of information, (2) education of end users, and (3) thought leadership. We believe this approach is appropriate because business purchase decisions are based on bottom-line revenue impact and, increasingly, the environmental impact of those decisions.

We are actively exploring partnerships and other strategic transactions to further support and advance our growth. These initiatives are aimed at unlocking new opportunities, strengthening our market position, and accelerating the adoption of our groundbreaking solutions. We believe that combining our technology and expertise with that of complementary partners will allow us to expand our reach and drive the advancement and adoption of our waste destruction technology.

In the future, we intend to further expand our sales and marketing teams to more fully service the municipal, federal and industrial markets across North America.  In addition, we plan to further expand these efforts into international markets in 2026.

Manufacturing

As of December 31, 2024, our products, including our AirSCWO, pre-treatment, and post-treatment systems are designed, manufactured, assembled, and tested in our state-of-the-art facility located in at the Iron Bridge Regional Water Reclamation Facility in Oviedo, Florida.  By mid 2025, our manufacturing capabilities are expected to include: CNC Plasma cutting of pipe and sheet stock, 5 axis milling, pipe bending, CAD/CAM, sheet metal forming, MIG, TIG, Stick welding, electrical design and panel build, as well as full system integration and testing.

We obtain raw materials, as well as processed, and pre-assembled components from various suppliers to support our manufacturing operations.  A limited number of these suppliers are single source to maintain consistent quality and support product development.  We have qualified redundant source(s) to ensure consistent supply for many critical materials and manufactured components.

In the future, we intend to further expand our manufacturing operations to meet our growing customer demand.

Research, Development & Engineering

We focus our research, development and engineering (“RD&E”) activities on improving the performance of and expanding the use cases of our AirSCWO technology. Our investments in RD&E are mainly focused on (1) enhancing the throughput, durability, and operability of our AirSCWO technology; (2) developing pre- and post-treatment systems; (3) applying our technology to new markets; and (4) fundamental research into new applications of our technology in existing and new markets.

We believe our focus on throughput, durability and operability will allow us to provide solutions that can scale to meet the demands of customers.  In addition to throughput, we also dedicate our RD&E effort to expanding the markets and use cases our AirSCWO system can support, for example applying our AirSCWO technology to new markets such as oil and gas, battery recycling and pharmaceuticals. Our goal is to provide customers with the flexibility to manage and destroy a broader spectrum of waste materials.

We recognize the importance of carefully stewarding resources to support our ongoing R&D program. We maintain advanced analytical and testing capabilities to evaluate our solutions at all company and deployment sites. We have developed complex analytical tools which allow us to be less reliant on full-scale testing that is costly and often uses considerable amounts of water and consumable energy. Our advanced numerical modeling and analytical tools allow for three-dimensional, multi-phase, multi-physics, and multi-scale, computational fluid dynamics, fluid structure interactions, thermodynamics, and system analysis. Leading-edge modeling and analytical techniques coupled with extensive state-of-the-art experimental capabilities allow us to further refine our existing AirSCWO, pre-treatment, and post-treatment technologies, as well as develop new derivatives of our technology for new complex systems and applications.

Our engineering team, many of whom carry accreditation from world-recognized engineering organizations, specialize in a range of technical fields critical to support our current product lines and advance our incubation initiatives, including core engineering competencies of supercritical water oxidation, fluid mechanics, solid mechanics with expertise in computational fluid dynamics and finite element analysis,  multi-phase flow, dynamics and controls,  material science and coatings, pumps and rotating equipment, etc.

Through our RD&E investment, we are aiming to make it more economical for our customers to handle waste disposal on a larger scale, driving down costs and contributing to more sustainable waste management practices. We aim to be a leading waste destruction solution through this combination of higher throughput, versatility and cost-efficiency.

Intellectual Property

We seek patent protection for new technologies, inventions, and improvements that are likely to be incorporated into our AirSCWO, pre-treatment, and post-treatment solutions.  We rely on patents, trade secret laws, and contractual safeguards to protect our proprietary technology, processing techniques, and other know-how used in the production and functioning of our solutions.

We have a robust, and growing, intellectual property (“IP”) portfolio consisting of U.S. and international patents and trademarks. We have designed an intellectual property strategy to advance our competitive edge and disruptive position in the market. As of December 31, 2024, we have three (3) pending U.S. non-provisional applications, five (5) provisional patents, and three (3) pending Patent Cooperation Treaty (PCT) applications.  Additionally, we have filed and intend to file additional patent applications in 2025.

Duke University License Agreement

On April 16, 2021, we entered into a License Agreement (the “License Agreement”) with Duke, pursuant to which Duke has granted us a license (with the right to grant sublicenses) to make, have made, import, use, market, offer for sale and sell certain licensed products and to sell, use and/or provide certain licensed processes, for water and waste treatment. Under the terms of the License Agreement, the Company is required to make royalty payments based on a percentage of licensed product sales, as defined in the License Agreement which is triggered by the sale of licensed products. The Company is also required to pay royalties on a percentage of sublicensing fees.

Competition

The markets for our products and services are highly competitive, with companies offering a variety of competitive products and services. We expect competition in our markets to intensify in the future as new and existing competitors introduce additional and enhanced products and services. Our AirSCWO systems have proven capable of successfully processing a wide variety of challenging organic non-hazardous and hazardous solid and liquid wastes.  While we believe technology will continue to prove more efficient and economical with higher treatment volumes, and lower operating costs than our competition, we expect competition to increase.  We compete with other SCWO technology providers, other emerging technology providers (e.g., plasma and electrochemical oxidation), as well as anaerobic digestion, landfilling, drying and incineration, lagoon and spray-fields, lime stabilization, and others.

We compete primarily based on our product offering, quality of service and price. From time-to-time, our competitors may reduce the price of their services in an effort to win a competitively bid contract. Our ability to maintain and increase prices in certain markets may be impacted by our competitors’ pricing policies. This may have an effect on our future revenue and profitability.

Government Regulations

Our operations and AirSCWO system may be subject to various United States federal, state and local laws and regulations and requirements governing the protection of the environment, public health and safety, and other matters.

For example, the construction and operation of our AirSCWO systems may require obtaining air permits from various states or, alternatively, obtaining a formal determination from a state that a permit is not required. The federal Clean Air Act, as amended (“CAA”), and comparable state laws and regulations, regulate emissions of various air pollutants through the issuance of permits and the imposition of other requirements. The U.S. Environmental Protection Agency (“EPA”) has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. We may be required to obtain permits for our facilities before we can operate our facilities, and we may incur capital and recurring costs to achieve or maintain compliance with any EPA regulations and similar laws. These laws and regulations may increase our compliance costs, and federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal CAA and associated state laws and regulations. Obtaining or renewing permits has the potential to delay the development, production, and deployment of our products, including our AirSCWO systems.

We may also be required to obtain state and local treatment works approval to install our AirSCWO systems if a unit is connected to a system, which is permitted pursuant to the United States National Pollutant Discharge Elimination Systems Act (“NPDES”), which governs the discharge of pollutants into navigable waters of the U.S.

In the event our AirSCWO systems are used to treat metals, the resulting mineral stream may constitute heavy metals under the RCRA. These regulations impose detailed requirements for the handling, storage, treatment and disposal of hazardous waste. If the mineral stream resulting from treatment of metals with our AirSCWO systems were deemed to be hazardous waste under the RCRA, such waste would be subject to the requirements of the RCRA. If the operators of our AirSCWO units are treating hazardous waste, such operators may be required to obtain special hazardous waste technician training. We may incur training costs, monitoring costs, and remediation costs in relation to such regulations.

Additionally, we are currently evaluating whether our AirSCWO systems may be regulated pursuant to the United States Occupational Safety and Health Act (“OSHA”) and thereby be subject to inspections thereunder. For instance, OSHA's hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens, which could result in increased compliance costs. We intend that our operations and AirSCWO systems will be in material compliance with, and in many cases surpass, minimum standards required by applicable laws and regulations.

Human Capital and Culture

As of December 31, 2024, we employed 27 full-time employees and 10 contractors. Our current plans are to increase our workforce to approximately 60 full-time resources in 2025.

We have made a significant investment to build out the company’s leadership team, and recognize and value our people as our most important asset in achieving our strategic goals. We are working towards a human resources strategy that will help drive the right culture, leadership, talent management, performance, reward and recognition, personal development, and ways of working to ensure the Company achieves its objectives and our people benefit from an exceptional experience.

Our focus areas in creating a working environment that draws out the best in our employees and support the Company objectives are as follows:

1)	Attract, identify, develop and retain high-performing talent across all parts of the company.

2)	Develop and support the growth of leadership.

3)	Enable the development of a high-performance culture where staff performance can be supported, rewarded, enhanced and managed effectively.

4)	Develop a market-based total reward approach, which is valued by staff, and supports retention of our employees

5)	Provide excellent core HR services across all business areas to enable the effective operation of the organization.

Our goal is to ensure we have the right talent in the right seat to enable the organization to execute on our strategic objectives. Our recruitment strategy is based on identifying top talent, predominantly via existing networks and referrals, and offering competitive remuneration packages that combine salary, benefits and equity. As we move forward our recruitment strategy will include partnerships with recruitment firms for technical positions and we will expand our sourcing strategy to include new platforms. We intend to apply a wide range of retention initiatives that include rewarding high-performance and opening opportunities for progression and career development. Identification of high-performing talent will be linked to succession planning and development of the future-workforce will be embedded in employee professional development schemes.

We are setting clear standards with respect to generating an open and transparent working environment in which everyone has a voice. This will include effective personal development discussions, and provide the opportunity to conduct performance reviews supported by clear performance objectives, transparent data, and open conversation.

Moving forward we will engage with a compensation partner to deliver a total reward strategy, which appropriately supports achievement of organizational priorities, and will help position us as an employer of choice, and which employees value and understand. The total rewards strategy will undergo periodic review to ensure we are able to attract and retain top talent in a financially sustainable way.

All of our human resource initiatives will be supported by key performance indicators, to monitor their effectiveness, gain insight into gaps that can be addressed quickly, and ensure our overall human resource strategy is adapted as required and maintained to a high degree.

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

Our principal executive offices are located at 100 Southcenter Court, Suite 200, Morrisville, North Carolina, 27560, telephone number (440601-9677. Our website address is www.374water.com. References to our website and any information contained therein or connected thereto is not intended to be incorporated by reference into this report and should not be considered a part of this report, and the referenced websites are not intended to act as active hyperlinks.

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

INDUSTRY AND MARKET DATA

Certain industry data and market data included in this Annual Report were obtained from independent third-party surveys, market research, publicly available information, reports of governmental agencies, and industry publications and surveys. Third-party industry publications, research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. All of the industry data, market data and related estimates used in this Annual Report involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such data and estimates.

We are responsible for all of the disclosure in this Annual Report, and while we believe that each of the publications, research, surveys and studies included in this Annual Report are prepared by reputable sources, we have not independently verified market and industry data from third-party sources. In addition, while we believe our internal company research and estimates are reliable, such research and estimates have not been verified by independent sources. You should carefully consider the inherent risks and uncertainties associated with the market and other industry data contained in this Annual Report. Assumptions and estimates of our and our industry’s future performance are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section titled “Risk Factors.” These and other factors could cause results to differ materially from those expressed in the estimates made by independent parties and by us.

ITEM 1A. RISK FACTORS.

You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by us or on our behalf. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Cautionary Note Regarding Forward-Looking Statements” and the risks of our businesses described elsewhere in this Report for the year ended December 31, 2024.

SUMMARY RISK FACTORS

Risks Related to Our Business and General Economic Conditions

•	A sustainable market for our products may never develop.
•	Our ability to treat hazardous wastes on a commercially viable basis is unproven, which could have a detrimental effect on our ability to generate or sustain revenues.
•	We have a limited operating history with no material revenues.
•	Our business and results of operations may be adversely affected if we are unable to recruit and retain qualified management.
•	Our products may have defects, which could damage our reputation, decrease market acceptance of our products, cause us to lose customers and revenue and result in costly litigation or liability.
•	Our management team may not be able to successfully implement our business strategies.
•

Our ability to generate revenue will depend in part on government contracts which expose us to the uncertainties of governmental budgetary and funding constraints and local, national and international political conditions and events.

•	We have identified material weaknesses in our internal control over financial reporting.
•	Significant disruptions of our information technology systems or breaches of our data security could adversely affect our business.
•	We may be unable to obtain required licenses from third parties for product development.
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
•

We enter into various contracts in the normal course of our business, some or all of which may require us to indemnify the other party to the contract. In the event we have to perform under these indemnification provisions, it could have an adverse effect on our business, financial condition and results of operation.

•	Natural disasters and other catastrophic events beyond our control could adversely affect our business operations and financial performance.
•

United States trade policies and other factors beyond the Company’s control, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition and results of operations.

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

Risks Related to our Common Stock and Capital Structure

•	The market price of our common stock historically has been highly volatile and is likely to continue to be volatile, and you could lose all or part of your investment.
•

If we cannot maintain full compliance with Nasdaq listing standards, or if we cannot cure any violations within the time afforded under the Nasdaq listing standards, then we may face penalties that could significantly impact our stock price, including delisting of our stock from Nasdaq.

•

The interests of our principal stockholders, officers and directors, who collectively beneficially own a significant amount of our common stock, may not coincide with yours and such stockholders will have the ability to control decisions with which you may disagree.

•

Because we are a “smaller reporting company,” we may take advantage of certain scaled disclosures available to us, resulting in holders of our securities receiving less Company information than they would receive from a public company that is not a smaller reporting company.

•	We do not intend to pay dividends on our common stock for the foreseeable future.
•	If securities or industry analysts do not publish research about our business, or publish negative reports about our business, our share price and trading volume could decline.
•	Future sales or potential sales of our common stock in the public market could cause our share price to decline.
•	The market price of our common shares has been, and may continue to be, particularly volatile, and our shareholders may be unable to resell their shares at a profit.
•	We incur costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.
•

Provisions in our Amended and Restated Certificate of Incorporation and Bylaws and of Delaware law may prevent or delay an acquisition of the Company, which could decrease the trading price of our common stock.

•	We may not regain compliance with the continued listing requirements of The Nasdaq Capital Market.

RISK FACTORS

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

The technologies we use to treat sludge, biosolids and wastewater, have never been utilized on a full-scale commercial basis. Our AirSCWO technology and systems remain in a research and development status. All of the tests conducted to date by us with respect to the technology have been performed in a limited scale or small commercial scale environment and the same or similar results may not be obtainable at competitive costs on a large-scale commercial basis. We have never employed our technology under the conditions or in the volumes that will be required for us to be profitable and we cannot predict all of the difficulties that may arise. Accordingly, our technology may not perform successfully on a commercial basis and we may never generate any revenues or be profitable. Even if we are able to fully commercialize our products, we may not be able to grow our business at scale. Due to the uncertainties and potential difficulties to level up our technology to be deployed on a large-scale commercial basis, there is no guarantee that the costs of operating commercial-scale products will not exceed the revenues we earn. If we cannot grow our business at scale, then our business, results of operations, financial condition and stock price could be significantly impacted. Our revenues to date are primarily from the sale of one AirSCWO system. If we are unable to sell additional AirSCWO systems or are unable to deliver on existing or future contracts, such failure could adversely affect our results of operations.

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

If our management team is unable to execute on its business strategies, then our development, including the establishment of revenues and our sales and marketing activities would be materially and adversely affected. As described in “Item 1. Business” above, our management team has a number of business strategies intended to grow our operations, increase our customer base and footprint across various markets, and develop a full-scale commercialization of our AirSCWO systems. However, we currently have no demonstrated operating history of such full-scale commercialization, and our ability to execute on such strategies successfully and on the timelines we expect (or at all) is subject to significant uncertainties and risks. As our management team moves forward with its business strategies, unexpected setbacks, obstacles and challenges may occur, resulting in delays, changes in strategy, abandonment of certain projects and plans, and the creation of new strategies and plans that may look very different from our current business strategies. Even if we do not change or reverse our current business strategies, there is no guarantee that we will be able to scale our business on the timelines we expect or at all, or that we will be able to successfully compete with other providers in the market to capitalize on the demand that we have identified to exist. There is also no guarantee that we will be able to effectively manage the costs of maintaining the AirSCWO systems we provide to customers in a way that would allow us to turn a profit at some point in the future. Additionally, all of our management team’s business strategies require significant financing to execute, and there is no guarantee that we will have sufficient capital at any given time to do so.

In addition, even if we manage to grow our business in the ways we plan, we may encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by any future growth. Our historical financial information may not be reflective of our future financial performance, and the costs and expenses that we have incurred in the past is likely not indicative of the volume of costs and expenses that we will incur in the future as we try to scale and fully commercialize our business. We expect there to be a period of time, during which we need to increase our costs and expenses to invest in our future commercialization success as a company. However, we may be stuck in such a period of time indefinitely if we cannot recognize revenue quickly enough and we cannot manage our costs efficiently during the time it takes us to ramp up production and development, negotiate and win new contracts and streamline the maintenance and continued work required on our AirSCWO systems.

Since our business is still in its nascent stages, there is no historical basis upon which to evaluate our ability to successfully execute on our business strategies, achieve our business goals and objectives, and recognize revenue and turn a profit over time. If we are not able to deliver the results we expect, or if our business strategies do not result in the successes we intend, our business, operations and financial condition will be materially and adversely impacted.

Furthermore, we may seek to augment or replace members of our management team. For example, we have recently hired a new Chief Executive Officer and Chief Financial Officer and have made other key senior management hires. In addition, we may lose key members of our management team, and we may not be able to attract new management talent with sufficient skill and experience.

Our ability to generate revenue will depend in part on government contracts which expose us to the uncertainties of governmental budgetary and funding constraints and local, national and international political conditions and events.

We expect to derive a significant portion of our future revenues directly or indirectly from government agencies. The funding of government programs could be reduced or eliminated due to numerous factors, including changes in administration, governmental budget constraints, changes in funding priorities and policies, and developments in geopolitical events and macroeconomic conditions that are beyond our control. Reduction or elimination of government spending under our contracts would imperil the sales of our products and may cause a negative effect on our revenues, results of operations, cash flow and financial condition.

We have identified material weaknesses in our internal control over financial reporting, which may have a material adverse effect on our results of operations and financial condition for future periods.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. While we continue the process of reviewing and improving our internal controls and procedures for compliance with applicable law, implementing any appropriate changes to our internal controls requires significant attention from our officers and employees, entail substantial costs to modify our existing processes and take significant time to complete. However, our efforts do not always result in maintaining effective internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate and complete financial statements on a timely basis may harm the trading price of our ordinary shares and make it more difficult for us to effectively market and sell our service to new and existing customers.

Give the early-stage of our Company, we have limited full-time accounting and financial reporting personnel and other resources with which to address our internal controls and related procedures. We just recently hired a full-time Chief Financial Officer. For the fiscal year ended December 31, 2024, we and our independent registered public accounting firm have identified material weaknesses in our internal controls over financial reporting related due to our ongoing personnel limitations. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. While we are still working to further expand our financial reporting and related personal to support our Chief Financial Officer and internal controls processes, there is no assurance that the actions we are taking or plan to take will give us the results we expect, that our remediation plan will be effective, or that our remediation plan will be completed on the timelines that we expect. See “Item 9A. Controls and Procedures” for further discussion about the material weakness and our remediation activities.

If we are unable to remedy our material weaknesses in a timely manner, we may be unable to produce timely and accurate financial statements, and we may again discover additional material weaknesses and conclude that our internal control over financial reporting is not effective in future periods, which could adversely impact our investors’ confidence and our stock price. If we continue to fail to maintain the adequacy of our internal controls over financial reporting, we could be subject to litigation or regulatory scrutiny.

Significant disruptions of our information technology systems or breaches of our data security could adversely affect our business.

A significant invasion, interruption, destruction or breakdown of our information technology systems and/or infrastructure by persons with authorized or unauthorized access could negatively impact our business and operations. We could also experience business interruption, information theft and/or reputational damage from cyberattacks, which may compromise our systems and lead to data leakage either internally or at our third-party providers. Our systems have been, and are expected to continue to be, the target of malware and other cyberattacks. The measures we have undertaken to reduce these risks may not be successful in preventing compromise and/or disruption of our information technology systems and related data. As a technology company, our business depends on our ability to protect our propriety intellectual property. We also maintain records of sensitive and/or confidential information about our customers, including various governmental agencies. If we are not able to prevent access to our systems and a bad actor gains access to such proprietary, sensitive or confidential information, then our business, financial condition and reputation could be significantly impacted.

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

The markets for our products and services are highly competitive, with companies offering a variety of competitive products and services. We expect competition in our markets to intensify in the future as new and existing competitors introduce new or enhanced products and services that are potentially more competitive than our products and services.  We compete with direct competitors in the SCWO Field.  Additionally, several other technologies are in competition with SCWO, depending on the market sector, including but not limited to: anaerobic digestion, landfilling, drying and incineration, lagoon and spray-fields, and lime stabilization.

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

Moreover, in the past companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could seriously hurt our business. Any adverse determination in litigation could also subject us to significant liabilities. For further information on our legal proceedings, see Part II, Item 3. “Legal Proceedings.”

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

A number of emerging contaminants might be found in water that we treat, including PFAS, 1,4-dioxane, dinitrotoluene, perchlorate, in addition to other pathogens and hazardous substances that have the potential to cause any number of illnesses, including cholera, typhoid fever, cancer, giardiasis, cryptosporidiosis, amoebiasis and free-living amoebic infections. There is a risk that workers may be exposed to these contaminants and pathogens before material is treated, the unit may not be operated properly and waste not fully treated during the process, or there is a malfunction and waste is not properly treated, creating a risk of third-party exposure to contaminants in byproducts that are generated. The potential impact of a failure to adequately treat is difficult to predict and could lead to an increased risk of exposure to property damage, natural resource damage, personal injury or even product liability claims, increased scrutiny by federal and state regulatory agencies and negative publicity.

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

United States trade policies and other factors beyond the Company’s control, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition, and results of operations.

In February 2025, President Trump issued executive orders announcing sweeping tariffs on products originating from Canada, Mexico and China. Effective February 4, 2025, all products of Chinese origin became subject to an additional 10% tariff pursuant to these executive orders, and effective March 4, all products of Chinese origin were subject to an additional 10% tariff, raising the tariff rate to 20%. While most of the tariffs on Mexican- and Canadian-origin products have been delayed until April 2, 2025, certain tariffs are already effective and there is no guarantee that the tariffs will be further delayed or negated. Additionally, these tariffs are in addition to existing duties and other tariffs, including the existing and upcoming additional tariffs on steel and aluminum. Our products contain materials and parts purchased globally from hundreds of suppliers, including single-source direct suppliers, which exposes us to potential component shortages or delays.

In addition to the impacts to our business stemming from the tariffs imposed by the Trump administration, we may also be materially impacted by retaliatory tariffs and other penalties that may be imposed by such countries against the United States. For example, Canada has already retaliated, imposing 25% tariffs on $30 billion worth of U.S.-origin products immediately, and there are plans to expand these tariffs with additional retaliatory tariffs, pending the current delay in the effectiveness of the tariffs against Canadian-origin products. China has also retaliated with tariffs on U.S.-origin farm products and trade and investment restrictions on certain U.S. companies.

There continues to be significant uncertainties regarding these recent changes in U.S. trade policies, legislation, treaties, and tariffs, and potential future developments. If maintained, the newly announced tariffs and the potential escalation of trade disputes, a trade war or other governmental action related to tariffs or international trade agreements or policies, have the potential to negatively impact our and/or our clients’ costs, demand for our clients’ products, and/or the U.S. economy or certain sectors thereof and, thus, adversely affect our business, financial condition, and results of operations. These tariffs and changes in trade policies may result in significant increases in our cost of doing business, including increases in costs to our R&D and increases in costs of materials in our supply chain. If we are not able to find cheaper alternative sources, or if we are unable to obtain supplies at all, we could experience material harm to our business, results of operations and financial condition.

See “Risks Related to our Reliance on Third Parties—Our suppliers may fail to deliver materials and parts according to schedules, prices, quality and volumes that are acceptable to us, or we may be unable to manage these materials and parts effectively.” for more information about risks related to our ability to source materials and parts from our suppliers

Risks Related to Our Financial Position and Capital Requirements

We will require and may have difficulty or be unsuccessful in raising needed capital in the future to continue to operate as a going concern.

Our business currently does not generate sufficient revenues to meet our capital requirements and we do not expect that it will do so in the near future.

Presently, we do not have sufficient cash resources to meet our plans for the next twelve months from the issuance of the financial statements included herein. Our recurring losses from operations, negative cash flows and need for additional capital raise substantial doubt about our ability to continue as a going concern. We will require additional financing to fund our operations or we will have to significantly curtail or discontinue our operations to conserve our capital resources. Additional funds may not be available on acceptable terms, if at all, and such availability will depend on a number of factors, some of which are outside of our control, including general capital markets conditions and investors’ view of our prospects and valuation. In addition, our ability to raise capital in the public capital markets, including through our at-the-market equity offerings, may in the future be limited by, among other things, SEC rules and regulations impacting the eligibility of smaller companies to use Form S-3 for primary offerings of securities. In general, under the “baby shelf” rules if our public float is less than $75 million at the time we file our annual report of Form 10-K to update our Form S-3 and our public float remains less than $75 million, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months pursuant to the baby shelf rules. Alternative public and private transaction structures may require additional time and cost, may impose operational restrictions on us, and may not be available on attractive terms. Further, investors’ perception of our ability to continue as a going concern may make it more difficult for us to obtain financing, or necessitate that we obtain financing on terms that are more favorable to investors, and could result in the loss of confidence by investors, suppliers and employees. Our continued operations are contingent on our ability to raise additional capital or deploy or otherwise monetize our technology. If we do not acquire sufficient additional funding or alternative sources of capital to meet our working capital needs, we will have to substantially curtail or discontinue our operations, resulting in delays in the development and deployment of our technology and in generating revenue.

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

We have inadequate capital and need for additional financing to accomplish our business and strategic plans. Terms of subsequent financing, if any, may adversely impact your investment in our securities.

We will need to raise substantial additional funds in order to execute our business plan. Our ability to secure additional financing depends on a variety of different factors, including but not limited to our ability to meet major milestones in our technology R&D pursuits, our ability to attract new customers and grow our business, our ability to attract new investors who believe in our business strategy and our potential for future growth, our ability to successfully convert financing into tangible business successes, our stock price and the marketability (or perceived marketability) of our securities, among others. There is no guarantee that we will be able to secure financing on terms that are favorable to us, or at all. If the cost of securing financing is too high, or if the obligations to which we are subject pursuant to the terms of the financing we secure are too burdensome, we may not be able to realize the full benefits of the financing we receive. If we cannot secure financing at all, we may have to cease operations or scale back our activities. Our ultimate success may depend on our ability to raise additional capital. In the absence of additional financing or significant revenues and profits, we will have to approach our business plan from a much different and much more restricted direction, attempting to secure additional funding sources to fund our growth, borrowing money from lenders or elsewhere or to take other actions to attempt to provide funding.

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

Our products contain materials and parts purchased globally from numerous  suppliers, including single-source direct suppliers, which exposes us to potential component shortages or delays. Unexpected changes in business conditions, materials pricing, labor issues, natural disasters, health epidemics, trade and shipping disruptions, port congestions and other factors beyond our or our suppliers’ control could also affect these suppliers’ ability to deliver components to us or to remain solvent and operational. Additionally, if our suppliers do not accurately forecast and effectively allocate production or if they are not willing to allocate sufficient production to us, it may reduce our access to components and require us to search for new suppliers. The unavailability of any component or supplier could result in production delays, idle manufacturing facilities, product design changes and loss of access to important technology and tools for producing and supporting our products, as well as impact the capacity of our AirSCWO systems. Product design changes by us may also require us to procure additional components in a short amount of time. Our suppliers may not be willing or able to sustainably meet our timelines or our cost, quality and volume needs, or to do so may cost us more, which may require us to replace them with other sources. There is no assurance that we will be able to secure additional or alternate sources for our components quickly or at all.

As we scale production of our AirSCWO systems, we will also need to accurately forecast, purchase, warehouse and transport components at high volumes to our manufacturing facilities. If we are unable to accurately match the timing and quantities of component purchases to our actual needs or successfully implement automation, inventory management and other systems to accommodate the increased complexity in our supply chain and parts management, we may incur unexpected production disruption, storage, transportation and write- off costs, which may harm our business and operating results.

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

We do not have long-term contracts with all of our third-party suppliers and manufacturers or vendors. Therefore, if we do not develop ongoing relationships with those vendors located in different regions, we may not be successful at controlling unit costs as our manufacturing volume increases. We may not be able to negotiate new arrangements with these third parties on acceptable terms, or at all. In addition, we rely on third parties, under our oversight, for the deployment and installation of our AirSCWO systems. For example, the manufacture, assembly and installation of the hydraulic, control and automation and electrical sub-systems of our AirSCWO systems are performed by third-party suppliers. The mechanical sub-system is installed (moored) at the relevant project site by third-party engineering service providers. If these third parties do not properly manufacture, assemble, and install our AirSCWO technology and systems, or otherwise do not perform adequately, or if we fail to recruit and retain third parties to deploy our systems in particular geographic areas, our business, financial condition and results of operations could be adversely affected.

Risks Related to our Common Stock and Capital Structure

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

The interests of our principal stockholders, officers and directors, who collectively beneficially own a significant amount of our common stock, may not coincide with yours and such stockholders will have the ability to control decisions with which you may disagree.

At December 31, 2024, our principal stockholders, officers and directors beneficially owned approximately 43.5% of our common stock. As a result, our principal stockholders, officers and directors will have the ability to control matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of the Company and make some future transactions more difficult or impossible without the support of our controlling stockholders. The interests of such stockholders may not coincide with your interests or the interests of other stockholders.

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

The market price of our common stock has been, and may continue to be, particularly volatile, and our shareholders may be unable to resell their shares at a profit. The market price of our common shares has significantly declined over the past twelve months, and may continue to fluctuate or decline in the future. Between January 1, 2022 and December 31, 2024, the closing price per share of our common shares has ranged from a high of $4.94 (on April 3, 2023) to a low of $0.67 (on December 30, 2024). We believe that one of the reasons for the continual decline in our common stock market price is due to the significant supply that far exceeds demand, as a result of the large volume of sales of our common stock by a single significant stockholder of the Company. Sales by such significant stockholder are out of our control, and there is no assurance that such stockholder will not continue to engage in such sales.

If we cannot find ways to successfully manage our stock price, our business and financial condition may be negatively impacted. We may not be able to attract new investors and other stakeholders, and we may not be able to secure financing or otherwise acquire capital in the market (either on favorable terms or at all). If our share price is volatile, we may also become the target of securities litigation, which could result in substantial costs and divert our management’s attention and resources from our business. Since our stock price has been trading below $1.00 per share, we are also subject to delisting from the Nasdaq stock exchange if we cannot improve our stock price and regain full compliance with the Nasdaq listing standards.

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

We may not regain compliance with the continued listing requirements of The Nasdaq Capital Market.

As previously reported on our Current Report on Form 8-K filed on January 15, 2025, the Company received a deficiency letter from the Nasdaq Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock has been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been given 180 calendar days, or until July 14, 2025, to regain compliance with the Minimum Bid Price Requirement. If at any time before July 14, 2025, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that the Company has achieved compliance.

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement, including initiating a reverse stock split. However, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules.

Further,  as previously reported on our Current Report on Form 8-K filed on March 13, 2025, the Company notified the Staff of Nasdaq that the Company no longer complies with Nasdaq’s independent director requirement (“Independent Director Requirement”) as set forth in Nasdaq Listing Rule 5605(b)(1), which requires a majority of the Company’s Board of Directors (the “Board”) to be comprised of Independent Directors as defined in Nasdaq Listing Rule 5605(a)(2). On that same date, the Company received a letter from Nasdaq confirming the foregoing (the “Letter”).

Consistent with Nasdaq Listing Rule 5605(b)(1)(A), the Letter provides that the Company is eligible for a cure period in which to regain compliance with Nasdaq Listing Rule 5605(b)(1). This cure period will expire at the earlier of the Company’s next annual meeting of stockholders or March 9, 2026; or if the Company’s next annual meeting is held before September 8, 2025, then the Company must evidence compliance no later than September 8, 2025.

The Company intends to elect an additional Independent Director to the Board as soon as practicable and prior to the expiration of this cure period. However, there can be no assurance that the Company will successfully regain compliance with Nasdaq Listing Rule 5605(b)(1) within the applicable cure period.

The Minimum Bid Price Requirement and Independent Director Requirement deficiencies have no immediate effect on the listing or trading of the Company’s common stock, which will continue to be listed and traded on The Nasdaq Capital Market under the symbol “SCWO,” subject to the Company’s compliance with the other Nasdaq listing requirements.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

We have implemented a number of security measures designed to protect its systems and data, including firewalls, antivirus and malware detection tools, patches, log monitors, routine back-ups, system audits, system hardening, penetration testing and privileged access session management. In addition, we have continued its efforts to migrate its platforms to cloud-based computing, which is designed to further strengthen its security posture. We also hired a information technology manager to oversee and identify any risks from cybersecurity threats associated with our use of third-party service providers.

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

•

a security team led and supervised by our information technology manager, which is principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;

•

the use of external service providers, where appropriate, to assess, test, or otherwise assist with aspects of our security control, as well as processes to oversee and identify any cybersecurity risks associated with our use of third-party service providers;

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

Cybersecurity Governance

Our Chief Administrative Officer (“CAO”) is primarily responsible for assessing and managing our material risks from cybersecurity threats. Our CAO leads our security team and coordinates with our Chief Executive Officer, Chief Financial Officer and Information Technology Manager to fully integrate our cybersecurity risk management programs with our overall enterprise risk management program. Our Information Technology Manager CAO  is responsible for overseeing and managing all potential and actual incidents that are identified by our security team. Our security team regularly updates our systems with updates, anti-virus signatures, policies and security best practices. At least annually, our CAO  reports to the Audit Committee of the Board updates to the Company’s cybersecurity risk management program and any material cyber incidents. Our Sr Information Technology Manager has extensive expertise and experience on cybersecurity matters, including identification, remediation, and management..

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

Incident Response and Assessment Policies and Procedures

We align with industry-standard cybersecurity frameworks designed to protect the company and customer data from unintentional disclosure, cybersecurity events, and other threats of all severity levels. As part of our alignment with these frameworks we are in the process of implementing a Cybersecurity Incident Response Plan that outlines actions to be taken after identifying a suspected information security breach and the people responsible for managing those actions. Additionally, this plan will outline communication responsibilities during incidents of all severity levels.

ITEM 2. PROPERTIES.

On October 15, 2024, the Company executed an operating lease for 3,317 square feet of laboratory space located in North Carolina.   The lease began September 1, 2024 and ends October 1, 2029 with one five-year extension period. Monthly rental payments required under the lease are subject to annual increases and range from $14,235 to $16,503 over the initial term of the lease.

ITEM 3. LEGAL PROCEEDINGS.

See Note 9, Commitments and Contingencies to our consolidated financial statements for the year ended December 31, 2024 contained in this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on The Nasdaq Capital Market under the symbol “SCWO”.  As of March 27, 2025, there were 368 holders of record of our common stock. The following table sets forth the range of high and low sales prices for the Company stock for the periods indicated.

Period Beginning	Period Ending	High	Low
January 1, 2023	March 31, 2023	$4.74	$2.59
April 1, 2023	June 30, 2023	$4.94	$2.27
July 1, 2023	September 30, 2023	$2.25	$1.23
October 1, 2023	December 31, 2023	$1.81	$1.01
January 1, 2024	March 31, 2024	$1.50	$1.06
April 1, 2024	June 30, 2024	$1.62	$1.08
July 1, 2024	September 30, 2024	$1.75	$0.96
October 1, 2024	December 31, 2024	$1.94	$0.67

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

In December 2021, 374Water closed on a private placement of 2,500,000 shares of Common Stock (the “Common Shares”) with a par value of $0.0001 and at an exercise price of $2.00 yielding $5,000,000. The private placement proceeds were raised to assist in the Company’s efforts towards meeting Nasdaq uplisting requirements.

Issuer Purchases of Equity Securities

As of December 31, 2024, the Company did not have any purchases of equity securities from stockholders.

ITEM 6. [RESERVED]

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

Long-Lived Assets

The Company reviews long-lived assets, including property and equipment and intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses an estimate of the undiscounted cash flows over the remaining life of its long-lived assets, or related group of assets where applicable, in measuring whether the assets to be held and used will be realizable. Recoverability of assets held and used is measured by a comparison of the carrying amount to the future undiscounted expected net cash flows to be generated by the asset. As of December 31, 2024 and 2023, there were no impairments.

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. The majority of our inventory is raw materials and work in progress. Net realizable value is the value of an asset that can be realized upon the sale of the asset, less a reasonable estimate of the costs associated with either the eventual sale or the disposal of the asset in question. Costs associated with fabrication, and other costs associated with the manufacturing of products, are recorded as inventory. We periodically evaluate the carrying value of our inventories in relation to estimated forecasts of product demand, which takes into consideration the life cycle of product releases. When quantities on hand exceed estimated sales or usage forecasts, we perform an analysis to determine if a write-down for such excess inventories is required. Once inventory has been written down, it creates a new cost basis for inventory. Inventories are classified as current assets in accordance with recognized industry practice. Based on our evaluation, we estimated an inventory allowance of $50,000 and $0 at December 31, 2024 and December 31, 2023, respectively.

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

The Company generates revenue from the sale of equipment (AirSCWO systems) and services, specifically the completion of treatability studies and demonstration services of various types of waste streams. In the case of revenues from AirSCWO systems, the Company’s performance obligations are satisfied over time over the life of the contract, which is currently a long-term fixed price contract. Revenue is recognized over time by measuring the progress toward complete satisfaction of the performance obligation using specific milestones. These milestones within the contract are assigned revenue recognition percentages, based on overall expected cost-plus margin estimates of those milestones compared to the total cost of the contract. Equipment sale related contract revenues are recognized in proportion to the contract costs incurred compared to the total estimated costs to complete. This method is used because management considers the input method to be the best available measure of progress on these contracts.

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

During 2024, we deployed our Demo System to the City of Orlando’s Iron Bridge Regional Water Reclamation Facility pursuant to a contract executed in March 2024 as part of a full-scale demonstration (the “Demo Contract”). Pursuant to the Demo Contract, the Company is responsible for system design, installation, commissioning and the start-up of the AirSCWO system at the facility. Further, the Company will operate and maintain the AirSCWO system for a period of approximately three months and is required to treat no less than 193 metric tons of waste water during the three-month period. Lastly, the Company will decommission, disassemble and demobilize the AirSCWO system after the contract period. The Company will receive $812,000 as consideration, of which $574,000 is subject to achieving the 193 metric ton performance requirement over the three-month period of operations and maintenance.

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

We will invoice the City of Orlando in accordance with the contract terms. Invoices are due within thirty days of receipt. The City of Orlando has the right to cancel the Demo Contract for convenience with a twenty-day written notice but is responsible for paying the Company all amounts owed and outstanding for work performed prior to the effective termination date and costs and expenses incurred by the Company to uninstall, remove, relocate and deliver the AirSCWO system up to a limit of $68,000.

Contract costs include all direct material, labor and subcontractor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation. As of December 31, 2024, we have capitalized $136,651 of costs incurred to date to fulfill the Demo contract which are presented as contract assets. We will expense these costs over the three-month demonstration period. General, selling, and administrative costs are charged to expenses as incurred.

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

At December 31, 2024 and 2023, the Company evaluated the total costs incurred on this Equipment Sale Contract to date and the estimated costs it anticipates incurring to complete the contract. Based on this analysis, we accrued a total accrued loss provision of $1,000,000 and $500,000 at December 31, 2024 and 2023, respectively, which has been presented on the accompanying consolidated balance sheets and is recorded within cost of revenues on the accompanying consolidated statements of operations.

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

Prior to January 1, 2024, the Company had elected to estimate options granted for which the requisite service period would not be rendered, due to the option being forfeited or expiring. The forfeiture rate estimate was based on the percentage of cumulative forfeitures to the total award grants. During the year ended December 31, 2023, the Company compared its actual forfeiture rate to its estimated forfeiture rate and made a cumulative adjustment of approximately $55,000 in the year ended December 31, 2023 to reduce its forfeiture rate estimate to approximately 5% of the total stock-based compensation recognized during the year.

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

Overview

374Water Inc. is a global industrial technology and services company providing innovative solutions addressing global organic waste destruction/treatment and waste management issues within the Municipal, Federal, and Industrial markets.  374Water offers our proprietary AirSCWO system, which is designed to efficiently destroy and mineralize a broad spectrum of non-hazardous and hazardous organic wastes producing safe dischargeable water streams, safe mineral effluent, safe vent gas, and recoverable heat energy.  Importantly, our AirSCWO system eliminates recalcitrant organic wastes without creating waste byproducts. Our AirSCWO system effectively converts solid and liquid wastes such as sewage sludge, biosolids, food waste, hazardous and non-hazardous waste, and forever chemicals (e.g., “per-and polyfluoroalkyl substances” or “PFAS”) into recoverable resources including water, minerals, and heat energy, by focusing on waste as a valuable resource.

In fiscal year 2024, 374Water outlined a new strategic plan and tactical roadmap. Throughout the year, we executed our plan reaching critical milestones which we believe position the Company’s business outlook well for fiscal year 2025. 2024 achievements include (i) ruggedizing and optimizing our AirSCWO system to effectively and continuously process a variety of organic waste streams; (ii) deploying our first commercial scale AirSCWO system to the City of Orlando’s Iron Bridge Water Reclamation Facility; (iii) completing various federal and industrial waste destruction demonstrations; (iv) growing our backlog and pipeline in the municipal, federal and industrial markets; (v) relocating our laboratory facility to a significantly larger state-of-the-art Biosafety Level 1 Laboratory to meet increasing lab-scale waste destruction demand and expedite the advancement of our AirSCWO technology; (vi) relocating our manufacturing operations; and strengthening our leadership team and organization.

374Water has a robust plan to scale revenue, operations, and capitalize our business. During 2025, we expect  to complete our commercial-scale demonstration under our contract with the City of Orlando; mobilize an AS system to Detroit, MI in partnership with the Defense Innovation Unit to demonstrate AirSCWO’s waste destruction effectiveness for specific U.S. Department of Defense applications; deploy an AirSCWO system to the Orange County Sanitation District in Fountain Valley, CA; mobilize an AirSCWO system to St. Cloud, MN, as part of a Legislative-Citizen Commission on Minnesota Resources (LCCMR) initiative to demonstrate its effectiveness destroying Minnesota waste; further scale our manufacturing capacity to meet client demand for AirSCWO systems of various sizes; continue to improve our AirSCWO technology; and begin accepting third-party waste streams for our initial WDS hub(s) at partner a TSDF.

Results of Operations

The following table sets forth, for the periods presented, the consolidated statements of operations data, which is derived from the accompanying consolidated financial statements:

	Year Ended December 31,
	2024	2023	$ Change	% Change
Revenues	$445,445	$743,952	$(298,507)	-40%
Cost of revenues	(1,358,152)	(1,852,208)	494,056	-27%
Gross deficit	(912,707)	(1,108,256)	195,549	-18%
Operating expenses:
Research and development	2,143,471	1,496,129	647,342	43%
Compensation and related expenses	3,685,007	2,854,494	830,513	29%
Professional fees	2,231,005	508,795	1,722,210	338%
General and administrative	3,831,068	2,675,202	1,155,866	43%
Total operating expenses	11,890,551	7,534,620	4,355,931	58%
Loss from operations	(12,803,258)	(8,642,876)	(4,160,382)	48%
Other income, net	369,144	539,354	(170,210)	-32%
Loss before income taxes	(12,434,114)	(8,103,522)	(4,330,592)	53%
Provision for income taxes	—	—	—	0%
Net loss	$(12,434,114)	$(8,103,522)	$(4,330,592)	53%

Year Ended December 31, 2024, as Compared to the Year Ended December 31, 2023

Our business has been focused on the development and commercialization of 374Water’s supercritical water oxidation (SCWO) systems. We generated $445,445 and $743,952 in revenue from manufacturing assembly services and from treatability study services during the years ended December 31, 2024, and 2023, respectively. During 2024, we reached fewer milestones and thus incurred less direct contract costs. Costs associated with our sold unit have started to decline as we reach the end of our fabrication and testing, which have had a direct correlation to the reduced revenue recognized this year under our percentage of completion revenue recognition method. The Company has gained momentum on many promising leads which have been produced through early treatability studies but has not resulted in the sale of any additional AirSCWO units to this point. This has had a direct impact on our change in revenue year-over-year.

Our research and development expenses increased to $2,143,471 during the year ended December 31, 2024, as compared to $1,496,129 in the same period of 2023, primarily due to the increase in engineering expenses and expenses stemming from our continued efforts to commercialize our systems.

Our compensation and related expenses increased to $3,685,007 during the year ended December 31, 2024, as compared to $2,854,494 in the same period of 2023. The increase is primarily due to increased hiring as we build our executive team with four new executive hires, salary increases to certain key employees in 2024, and an accrual of bonuses for the executive team.

Our professional fees increased to $2,231,005 during the year ended December 31, 2024, as compared to $508,795 in the same period of 2023, primarily attributed to an increase in legal fees related to a legal settlement, a legal complaint filed by our former chief executive officer for which we have accrued an estimated legal settlement of $335,000, and general legal expenses incurred in 2024 related to our previously disclosed change in executive leadership.   Further, we incurred additional professional fees for executive search services related to the finding and hiring of certain executives we have hired in 2024.

Our general and administrative expenses increased to $3,831,068 during the year ended December 31, 2024, as compared to $2,675,202 in the same period of 2023. The increase is primarily because of an increase stock-based compensation, travel, and other general and administrative expenses as we continue to build out our executive team. We also incurred relocation related expenses as we moved to our short-term leased manufacturing facility in Florida.

Our other income decreased to $369,144 during the year ended December 31, 2024, as compared to $539,354 in the same period of 2023, which is a result of the interest income we earned on our interest-bearing cash accounts that we opened in June 2023. We had previously held any excess funds in an investment account. The amount of interest we earn is directly related to the amount of interest-bearing cash held in the accounts which decreased in 2024.

Our net loss increased to $12,434,114 during the year ended December 31, 2024, as compared to $8,103,522 in the same period of 2023. This is primarily due to increased expenses for the reasons described above. Substantial net losses are expected until we are able to generate sufficient cash flows from the sale of our AirSCWO systems, treatability studies and Waste Destruction Services, as to which there can be no assurance.

Liquidity and Capital Resources

We have an at-the-market (ATM) equity offering under which we may issue up to $100 million of common stock, which is currently effective and under which we commenced selling shares at the end of January 2023, and which will remain available to us in the future. During the years end December 31, 2024 and 2023, we raised approximately $0 and $13,441,000 million of net proceeds through this ATM. During the year ended December 31, 2024, the costs of the ATM of approximately $65,500 exceeded the proceeds of approximately $62,400 resulting in net issuance costs of approximately $3,100.

In November 2024, we completed a registered direct offering of 9,783,496 shares of our common stock and warrants to purchase 14,675,244 shares of our common stock. The warrants have an exercise price of $1.125 per share and were sold at the rate of one- and one-half warrant for every share of common stock purchased in the public offering. The purchase price for one share of common stock and accompanying 1.5 warrants was $1.25. The offering resulted in gross proceeds of $12.2 million, which includes $0.8 million of placement agent’s fees and other expenses connected with the financing round, and resulted in net proceeds of $11.4 million.

We have financed our operations since inception principally through the sale of debt and equity securities and revenues.  As of December 31, 2024, we had working capital of $11,760,131 compared to working capital of $13,528,176 as of December 31, 2023. This decrease in working capital is due primarily to the at-the-market offering and the direct offering resulting in less proceeds than the at-the-market common stock offering completed in 2023.

Our primary need for liquidity is to fund working capital requirements of our business, capital expenditures, parts and materials to continue developing our AirSCWO systems and for general corporate purposes. Our primary source of liquidity is funds generated by financing activities and from private placements. Our ability to fund our operations, to make planned capital expenditures, and continuing developing our AirSCWO systems at a commercial scale depends on our future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control.

We do not believe that these funds will satisfy our working capital needs for the next 12 months from the report date and we will need to raise additional capital to implement our business plan. There can be no assurance that any additional funds raised will be sufficient to finance our plan of operations and commercialize our systems or that we will be able to raise any necessary additional funds on a commercially reasonable basis or at all.

If the Company is unable to generate significant sales growth in the near term and raise additional capital, there is a risk that the Company could be required to discontinue or significantly reduce the scope of its operations if no other means of financing operations are available. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern. The Company is evaluating strategies to obtain the required additional funding necessary for future operations and growth.

Cash Flows

The following table presents our cash flows for the periods presented:

	Year Ended December 31,
	2024	2023	$ Change
Cash used in operating activities	$(10,589,735)	$(9,034,987)	$(1,554,748)
Cash provided by (used in) investing activities	(653,544)	1,851,717	(2,505,261)
Cash provided by financing activities	11,449,519	13,578,938	(2,129,419)
Effect of exchange rates on cash	—	2,799	(2,799)
Net cash increase (decrease)	206,240	6,398,467	(6,192,227)

As of December 31, 2024, cash on hand was $10,651,644, an increase of $206,240, or 2%, as compared to $10,445,404 as of December 31, 2023. During the year ended December 31, 2024, cash used in operations was $10,589,735, an increase of $1,554,748 as compared to $9,034,987 during the year ended December 31, 2023. The increase in cash used in operating activities was primarily due to the decrease in cash used in operating assets and liabilities of $1,969,352 and increase in non-cash expenses of $806,492, offset by the increase in our net loss of $4,330,592  The cash used in operations was primarily to fund operations as well as our working capital requirements.

During the year ended December 31, 2024, cash used by investing activities was $653,544, an increase of $2,505,261, as compared to cash provided by investing activities of $1,851,717 during the year ended December 31, 2023. The increase in cash used by investing activities for the year ended December 31, 2024 compared with the corresponding period in 2023 was primarily due to a $448,952 increase in purchases of property and equipment as we continue making progress towards commercializing our AirSCWO systems and deploying our owned unit for full-scale demonstrations as well as a $92,877 increase in intangible assets from increased patent activity. In 2023, we received $1,963,432 in proceeds from the sale of investments, which were not received in 2024.

During the year ended December 31, 2024, cash provided by financing activities was $11,449,519, a decrease of $2,129,419 compared to the same period in 2023. The decrease in cash provided by financing activities was due to more capital being raised in 2023 via our ATM compared to the cash raised in 2024 through our ATM and director offering completed in November 2024.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15I under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective due to the identified material weakness in the Company’s internal controls over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2024, our internal control over financial reporting was not effective due to the lack of full-time resources in our finance and accounting department resulting in material weaknesses over our control environment and financial reporting. As a result of the identified material weaknesses, we are working to establish a remediation plan which includes recently hiring a full-time chief financial officer and actively searching for full-time personnel with the necessary skills and expertise to enhance the Company’s financial and accounting resources and control environment.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is set forth under the headings “Directors, Executive Officers and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2025 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2024 in connection with the solicitation of proxies for the Company’s 2024 annual meeting of shareholders and is incorporated herein by reference.

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirement.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is set forth under the heading “Executive Compensation” and under the subheadings “Board Oversight of Risk Management,” “Compensation of Directors,” “Director Compensation-2023 ” and “Compensation Committee Interlocks and Insider Participation” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth under the heading “Review, Approval or Ratification of Transactions with Related Persons” and under the subheading “Board Committees” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is set forth under the subheadings “Fees Paid to Auditors” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm” under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

See Exhibit Index and Financial Statements Index, below.

374Water Inc. and Subsidiaries

Annual Report on Form 10-K

Year Ended December 31, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

374Water Inc. and subsidiaries

Durham, North Carolina

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of 374Water, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has recurring losses and negative cash flows from operations that raise substantial doubt about their ability to continue as a going concern. Management’s evaluations of the events and conditions and management’s plans regarding those matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there were no critical audit matters.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2021.

Raleigh, North Carolina
March 27, 2025

374 Water Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2024 and, 2023

	December 31, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$10,651,644	$10,445,404
Accounts receivable, net of credit allowance	269,733	64,792
Other accounts receivable	43,886	39,749
Unbilled accounts receivable	1,653,007	1,494,553
Inventory, net	1,701,474	2,276,677
Contract assets	136,651	-
Prepaid expenses	431,412	581,085
Total Current Assets	14,887,807	14,902,260

Property and equipment, net	2,567,571	230,971
Intangible asset, net	1,016,594	988,029
Right-of-use asset, net	691,014	-
Other assets	20,847	-
Total Long-Term Assets	4,296,026	1,219,000
Total Assets	$19,183,833	$16,121,260

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$906,394	$572,297
Accrued bonuses	570,000	-
Accrued contract loss provision	1,000,000	500,000
Accrued legal settlement	335,000	135,000
Unearned revenue	197,683	130,000
Operating lease liability	101,320	-
Other liabilities	17,279	36,787
Total Current Liabilities	3,127,676	1,374,084

Unearned revenue, less current portion	30,000	-
Operating lease liability, less current portion	551,376	-
Total Long-term Liabilities	581,376	-
Total Liabilities	3,709,052	1,374,084

Stockholders’ Equity
Preferred Stock: 50,000,0000; 1,000,000 Designated as Convertible Series D preferred shares authorized; par value $0.0001 per share, nil issued and outstanding at December 31, 2024 and 2023, respectively.	-	-
Common stock: 200,000,000 common shares authorized, par value $0.0001 per share, 144,301,977 and 132,667,107 shares outstanding at December 31, 2024 and 2023, respectively.	14,429	13,266
Additional paid-in capital	43,845,499	30,684,943
Accumulated deficit	(28,387,618)	(15,953,504)
Accumulated other income	2,471	2,471
Total Stockholders' Equity	15,474,781	14,747,176
Total Liabilities & Stockholders’ Equity	$19,183,833	$16,121,260

The accompanying notes are an integral part of these consolidated financial statements.

374 Water Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2024 and 2023

	2024	2023
Revenues	$445,445	743,952
Cost of revenues	(1,358,152)	(1,852,208)
Gross Margin	(912,707)	(1,108,256)

Operating Expenses
Research and development	2,143,471	1,496,129
Compensation and related expenses	3,685,007	2,854,494
Professional fees	2,231,005	508,795
General and administrative	3,831,068	2,675,202
Total Operating Expenses	11,890,551	7,534,620

Loss from Operations	(12,803,258)	(8,642,876)

Other Income
Interest income	281,117	446,669
Other income	88,027	92,685
Total Other Income	369,144	539,354
Net Loss before Income Taxes	(12,434,114)	(8,103,522)
Provision for Income Taxes	-	-
Net Loss before Income Taxes	$(12,434,114)	$(8,103,522)
Other comprehensive loss
Foreign currency translation	-	2,799
Total other comprehensive loss	-	2,799
Total comprehensive loss	$(12,434,114)	$(8,100,723)

Net Loss per Share - Basic and Diluted	$(0.09)	$(0.06)

Weighted Average Common Shares Outstanding - Basic and Diluted	134,491,348	130,367,662

The accompanying notes are an integral part of these consolidated financial statements.

374 Water Inc. and Subsidiaries

Consolidated Changes in Stockholders’ Equity

For the Years Ended December 31, 2024 and 2023

	Preferred Stock		Common Stock		Additional		Other	Total
	Number of Shares	Amount	Number of shares	Amount	paid-in capital	Accumulated Deficit	Comprehensive Income	Stockholders' Equity
Balances, December 31, 2022	-	$-	126,702,545	$12,669	$16,110,221	$(7,849,982)	$(19,296)	$8,253,612
Issuances of shares of common stock	-	-	3,766,422	377	13,441,061	-	-	13,441,438
Accretion of stock-based compensation	-	-	-	-	925,181	-	-	925,181
Exercised stock options	-	-	2,163,140	217	99,783	-	-	100,000
Exercised warrants	-	-	15,000	1	37,499	-	-	37,500
Issuance of restricted stock	-	-	20,000	2	71,198	-	-	71,200
Foreign currency gain	-	-	-	-	-	-	2,799	2,799
Amortization of unrealized loss in AOCI into interest income as yield adjustment	-	-	-	-	-	-	18,968	18,968
Net loss	-	-	-	-	-	(8,103,522)	-	(8,103,522)
Balances, December 31, 2023	-	-	132,667,107	13,266	30,684,943	(15,953,504)	2,471	14,747,176
Issuance of shares of common stock for services - employees and directors	-	-	301,209	30	383,849	-	-	383,879
Accretion of stock-based compensation - options	-	-	-	-	907,225	-	-	907,225
Accretion of stock-based compensation - restricted stock	-	-	-	-	308,399	-	-	308,399
Stock options issued for legal settlement	-	-	-	-	112,697	-	-	112,697
Stock option exercises - cashless and cash	-	-	1,499,655	150	59,850	-	-	60,000
Issuance of shares of common stock for cash in ATM , net of issuance costs	-	-	50,510	5	(3,098)	-	-	(3,093)
Issuance of shares of common stock for cash in offering , net of issuance costs	-	-	9,783,496	978	11,391,634	-	-	11,392,612
Net loss	-	-	-	-	-	(12,434,114)	-	(12,434,114)
Balances, December 31, 2024	-	$-	144,301,977	$14,429	$43,845,499	$(28,387,618)	$2,471	$15,474,781

The accompanying notes are an integral part of these consolidated financial statements.

374 Water Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2024 and 2023

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,434,114)	$(8,103,522)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	226,039	85,816
Non-cash lease expense	35,450	-
Issuance of common stock for services	383,879	71,200
Stock-based compensation	1,215,624	925,181
Gain on legal settlement	(22,303)	-
Inventory reserve	50,000	-
Changes in operating assets and liabilities:
Accounts receivable	(204,941)	(64,792)
Other accounts receivable	(4,137)	(39,749)
Unbilled accounts receivable	(158,454)	(576,389)
Inventory	(1,294,081)	(615,967)
Contract assets	(136,651)	-
Prepaid expenses	149,673	(427,630)
Other assets	(20,847)	-
Accounts payable and accrued expenses	215,721	(877,285)
Accrued bonuses	570,000	-
Accrued contract loss provision	500,000	500,000
Accrued legal settlement	335,000	135,000
Unearned revenue	97,683	(70,109)
Other liabilities	(19,508)	23,259
Operating lease liability	(73,768)	-
Net cash used in operating activities	(10,589,735)	(9,034,987)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(554,942)	(105,990)
Increase in intangible assets	(98,602)	(5,725)
Proceeds from the sale of investments	-	1,963,432
Net cash (used in) provided by investing activities	(653,544)	1,851,717

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of options and warrants	60,000	137,500
Net proceeds from the sale of common stock	11,389,519	13,441,438
Net cash provided by financing activities	11,449,519	13,578,938

Effect of exchange rates on cash	-	2,799

Net increase in cash	206,240	6,398,467

Cash and cash equivalents, beginning of year	10,445,404	4,046,937
Cash and cash equivalents, end of year	$10,651,644	$10,445,404

Supplemental cash flow disclosures
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure operating, investing and financing activities
Amortization of unrealized loss into interest income as yield adjustment	$-	$18,968
Cashless stock option exercises	$100	$-
Equipment purchase in accounts payable	$118,376	$-
Initial right-of-use asset and liability	$726,464	$-
Reclassification of inventory to property and equipment	$1,819,284	$-
Transfers of investments securities from AFS to HTM	$-	$1,963,432

The accompanying notes are an integral part of these consolidated financial statements.

374 Water Inc. and Subsidiaries

For the Years Ended December 31, 2024 and 2023

Notes to Consolidated Financial Statements

Note 1 – Nature of Business and Presentation of Consolidated Financial Statements

Description of the Company

374Water Inc. (the “Company”, “374Water”, “We”, or “Our”) is a global industrial technology and services company providing innovative solutions addressing global organic waste destruction/treatment and waste management issues within the Municipal, Federal, and Industrial markets.  374Water offers our proprietary AirSCWO system, which is designed to efficiently destroy and mineralize a broad spectrum of non-hazardous and hazardous organic wastes producing safe dischargeable water streams, safe mineral effluent, safe vent gas, and recoverable heat energy.  Importantly, our AirSCWO system eliminates recalcitrant organic wastes without creating waste byproducts. Our AirSCWO system effectively converts solid and liquid wastes such as sewage sludge, biosolids, food waste, hazardous and non-hazardous waste, and forever chemicals (e.g., “per-and polyfluoroalkyl substances” or “PFAS”) into recoverable resources including water, minerals, and heat energy, by focusing on waste as a valuable resource.

In fiscal year 2024, 374Water outlined a new strategic plan and tactical roadmap. Throughout the year, we executed our plan reaching critical milestones which we believe position the Company’s business outlook well for fiscal year 2025. 2024 achievements include (i) ruggedizing and optimizing our AirSCWO system to effectively and continuously process a variety of organic waste streams; (ii) deploying our first commercial scale AirSCWO system to the City of Orlando’s Iron Bridge Water Reclamation Facility; (iii) completing various federal and industrial waste destruction demonstrations; (iv) growing our backlog and pipeline in the municipal, federal and industrial markets; (v) relocating our laboratory facility to a significantly larger state-of-the-art Biosafety Level 1 Laboratory to meet increasing lab-scale waste destruction demand and expedite the advancement of our AirSCWO technology; (vi) relocating our manufacturing operations; and strengthening our leadership team and organization.

374Water has a robust plan to scale revenue, operations, and capitalize our business. During 2025, we expected to complete our commercial-scale demonstration under our contract with the City of Orlando; mobilize an AS system to Detroit, MI in partnership with the Defense Innovation Unit to demonstrate AirSCWO’s waste destruction effectiveness for specific U.S. Department of Defense applications; deploy an AirSCWO system to the Orange County Sanitation District (“OC San”) in Fountain Valley, CA; mobilize an AirSCWO system to St. Cloud, MN, as part of a Legislative-Citizen Commission on Minnesota Resources (LCCMR) initiative to demonstrate its effectiveness destroying Minnesota waste; further scale our manufacturing capacity to meet client demand for AirSCWO systems of various sizes; continue to improve our AirSCWO technology; and begin accepting third party waste streams for our initial Waste Destruction Services (“WDS”) hub(s) at partner Treatment, Storage, and Disposal Facilities (“TSDF”).

Presentation of Consolidated Financial Statements and Principles of Consolidation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements include the accounts and operations of the Company and all adjustments which are necessary for a fair presentation of the results of its operations, financial position, and cash flows. The consolidated financial statements include the accounts of 374Water Inc., 374Water Systems Inc., and 374Water Sustainability Israel LTD (currently inactive), each a wholly-owned subsidiary of 374Water. Intercompany balances and transactions have been eliminated in consolidation.

Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents and Investment Securities

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company held $10,651,644 and $10,445,404 in cash and cash equivalents as of December 31, 2024 and 2023, respectively.

Fair Value Measurements

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

The categorization of a financial instrument within the fair value hierarchy is based upon the lowest level of input that is significant to its fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the assets or liabilities.

As of December 31, 2024 and 2023, the Company did not have any assets or liabilities carried at fair value.

The carrying value of the Company’s accounts receivables, accounts payable and other current assets and liabilities approximate fair value due to their short-term nature.

Inventory, Net

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. The majority of our inventory is raw materials and work in progress. Net realizable value is the value of an asset that can be realized upon the sale of the asset, less a reasonable estimate of the costs associated with either the eventual sale or the disposal of the asset in question. Costs associated with fabrication, and other costs associated with the manufacturing of products, are recorded as inventory. We periodically evaluate the carrying value of our inventories in relation to estimated forecasts of product demand, which takes into consideration the life cycle of product releases. When quantities on hand exceed estimated sales or usage forecasts, we perform an analysis to determine if a write-down for such excess inventories is required. Once inventory has been written down, it creates a new cost basis for inventory. Inventories are classified as current assets in accordance with recognized industry practice. Based on our evaluation, we estimated an inventory allowance of $50,000 and $0 at December 31, 2024 and 2023, respectively.

Receivables

Accounts Receivable, Net

Accounts receivables consist of balances due from equipment and service revenues. Unbilled accounts receivables are from revenues earned but not yet billed and relate to one customer contract. The Company monitors accounts receivable and provides allowances when considered necessary based on historical loss patterns, the number of days that billings are past due, an evaluation of the potential risk of loss associated with delinquent accounts, current market conditions and reasonable and supportable forecasts of future economic conditions to form adjustments to historical loss patterns. At December 31, 2024 and 2023, the Company recorded an allowance for estimated credit losses  of $8,058 and $2,909, respectively.

Other Receivables

Other receivables consist of accrued interest income from the cash held in an interest bearing money market account with a financial institution. We typically receive payment for accrued interest one month in arrears.

Unbilled Accounts Receivables

Unbilled accounts receivables consist of balances due from revenues earned but not yet billed related to one customer contract for an equipment sale.

 Accounts receivable allowance for credit loss

The activity related to the accounts receivable allowance for credit losses during the years ended December 31, 2024 and 2023 was as follows:

	2024	2023
Allowance for credit losses, beginning balance	$2,909	$-
Credit loss provision	5,149	2,909
Write-offs	-	-
Recoveries	-	-
Allowance for credit losses, ending balance	$8,058	$2,909

Property and Equipment, Net

Property and Equipment is recorded at cost. Depreciation is computed using the straight-line method and an estimated useful life of three to five years. Expenses for maintenance and repairs are charged to expenses as incurred.

The following table presents property and equipment as of December 31, 2024 and 2023:

	Estimated (Years)
	Life	2024	2023
Computers	3	$19,977	$16,489
Equipment	3	366,400	190,748
Equipment - Demo System	5	2,298,666	-
Vehicles	5	59,306	44,510
Total property and equipment		2,744,349	251,747
Less: accumulated depreciation		(176,778)	(20,776)
Total property and equipment, net		$2,567,571	$230,971

We completed the manufacturing and fabrication of one of our AirSCWO systems that we will be using for water treatment demonstration purposes (“Demo System”). We have capitalized the material and labor costs incurred to develop this Demo System, and had previously classified these costs within inventory. In the first quarter of 2024, we executed a contract with the City of Orlando, Florida to deploy the Demo System as part of a full-scale demonstration. We began the set up and commissioning process of this Demo System in the third quarter of 2024 which was completed in October 2024.  We began depreciating the Demo System over an estimated life of five years  during the last calendar quarter of 2024.  We expect to continue to develop and enhance this unit as we perform our demonstrations and continue progressing towards commercialization. Upgrades and enhancements that will improve the operational efficiency of the unit itself will be capitalized.

Depreciation expense for the years ended December 31, 2024 and 2023 was $156,002 and $18,098, respectively.

Intangible Assets, Net

Intangible assets are subject to amortization, and any impairment is determined in accordance with ASC 350, “Intangibles - Goodwill and Other.” Intangible assets are stated at historical cost and amortized over their estimated useful lives. The Company uses a straight-line method of amortization, unless a method that better reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up can be reliably determined. As of December 31, 2024 and 2023, there was no impairment.

 Long-Lived Assets

The Company reviews long-lived assets, including property and equipment and intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses an estimate of the undiscounted cash flows over the remaining life of its long-lived assets, or related group of assets where applicable, in measuring whether the assets to be held and used will be realizable. Recoverability of assets held and used is measured by a comparison of the carrying amount to the future undiscounted expected net cash flows to be generated by the asset. As of December 31, 2024 and 2023, there were no impairments.

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

Significant customers and suppliers are those that account for greater than 10% of the Company’s revenues, purchases, accounts receivables, and accounts payables. Two customers made up approximately 72% of revenue for the year ended December 31, 2024, compared to one customer who made up approximately 88% of revenue for the year ended December 31, 2023. As of December 31, 2024, three customer accounted for 89% of our outstanding accounts receivable. As of December 31, 2023, one customer accounted for 51% of our outstanding accounts receivable.

As of December 31, 2024 and 2023, our unbilled receivables of $1,653,007 and $1,485,803, respectively, were due from one customer and the same customer that comprises the majority of our revenue. The loss of this significant customer could adversely affect the results of our operations.

In 2023, the Company purchased a substantial portion of manufacturing services from one third party vendor, Merrell Bros.  In 2024, we terminated the manufacturing agreement with Merrell Bros. and began performing these services internally.

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

The Company generates revenue from the sale of equipment (AirSCWO systems) and services, specifically the completion of treatability studies and demonstration services.  In the case of revenues from AirSCWO systems, the Company’s performance obligations are satisfied over time over the life of the contract, which is currently a long-term fixed price contracts. Revenue is recognized over time by measuring the progress toward complete satisfaction of the performance obligation using specific milestones. These milestones within the contract are assigned revenue recognition percentages, based on overall expected cost-plus margin estimates of those milestones compared to the total cost of the contract. Equipment sale related contract revenues are recognized in proportion to the contract costs incurred compared to the total estimated costs to complete. This method is used because management considers the input method to be the best available measure of progress on these contracts.

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

During 2024, we deployed our Demo System to the City of Orlando’s Iron Bridge Regional Water Reclamation Facility pursuant to a contract executed in March 2024 as part of a full-scale demonstration (the “Demo Contract”). Pursuant to the Demo Contract, the Company is responsible for system design, installation, commissioning and the start-up of the AirSCWO system at the facility. Further, the Company will operate and maintain the AirSCWO system for a period of approximately three months and is required to treat no less than 193 metric tons of wastewater during the three-month period. Lastly, the Company will decommission, disassemble and demobilize the AirSCWO system after the contract period. The Company will receive $812,000 as consideration for the full-scale demonstration.

In accordance with ASC 606-10-25-21, we have concluded that the Demo Contract includes one performance obligation the full-scale demonstration. The system design, site preparation, installation, commissioning and decommissioning represent fulfillment activities versus separate performance obligations. As of December 31, 2024, we have accounted for such costs as contract costs under ASC 340-40 (see below). We will recognize revenue on this Demo Contract over the three-month period of operations and maintenance which is the point in time that the City of Orlando receives the benefit simultaneously to the Company’s performance, which will commence in 2025.

Contract costs include all direct material, labor and subcontractor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation. As of December 31, 2024, we have capitalized $136,651 of costs incurred to date to fulfill the Demo Contract which are presented as contract assets. We will expense these costs over the three-month demonstration period. General, selling, and administrative costs are charged to expenses as incurred.

We will invoice the City of Orlando in accordance with the contract terms. Invoices are due within thirty days of receipt. The City of Orlando has the right to cancel the Demo Contract for convenience with a twenty-day written notice but is responsible for paying the Company all amounts owed and outstanding for work performed prior to the effective termination date and costs and expenses incurred by the Company to uninstall, remove, relocate and delivery the AirSCWO system up to a limit of $68,000.

Revenues for the year ended December 31, 2024 in the amount of $227,956 was generated from the manufacturing of the AirSCWO equipment system and $217,489 was generated from the completion of treatability study services. Revenues for the year ended December 31, 2023 in the amount of $655,818 was generated from the manufacturing of the AirSCWO equipment system and $88,134 was generated from the completion of treatability study services.

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

As of December 31, 2024 and 2023, we evaluated the total costs incurred on this contract to date and the estimated costs we anticipate incurring to complete the contract.  Based on this analysis as of December 31, 2024 and 2023, we have an accrued a contract loss provision of $1,000,000 and $500,000, respectively, which has been presented on the accompanying consolidated balance sheets and is recorded within cost of revenues on the accompanying consolidated statements of operations. The increased loss on this contract during 2024 is due to a system design change that required unexpected labor costs to implement.

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

Effective January 1, 2024, the Company made a change in its accounting policy to recognize forfeitures on service-based stock award instruments as they occur. Due to the lack of history available to adequately estimate its forfeiture rate and the fact that the majority of its service based options include a one-year cliff vesting and monthly vesting after, the Company believes recognizing forfeitures as they occur will result in more accurate financial reporting. The change in this accounting policy did not have a significant impact on the current or prior period financial statements.

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

Operating lease ROU assets represent the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Operating lease expense is recognized on a straight-line basis over the lease term.  During the year ended December 31, 2024, we executed a lease agreement within the scope of Topic 842. At December 31, 2023, we did not have any leases with terms that exceeded 12 months.

The Company elected to account for non-lease components when incurred and are therefore not included in operating lease assets and liabilities. The non-lease components typically represent additional services transferred to the Company, such as common area maintenance for real estate related leases.

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

Accounting for Uncertainty in Income Taxes

The Company follows the provisions of ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There were no uncertain tax positions as of December 31, 2024 and 2023.

Research and Development Costs

The Company’s research and development costs are expensed in the period in which they are incurred. Such expenditures amounted to $2,143,471 and $1,496,129 for the years ended December 31, 2024 and 2023, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share is computed in accordance with ASC Topic 260, “Earnings per Share” Basic weighted-average number of shares of common stock outstanding for the years ended December 31, 2024 and 2023 include the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares of common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for all periods presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive.

As of December 31, 2024, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be antidilutive: options for 15,843,116 shares of common stock, 14,675,244 warrants, and unvested restricted stock awards of 3,549,292. As of December 31, 2023, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be antidilutive: options for 10,828,174 shares of common stock and 1,235,000 warrants.

Foreign Currency Translation

The Company’s reporting currency is the United States (“U.S.”) dollar while the functional currency of the Company’s insignificant non-U.S. subsidiary 374Water Sustainability Israel LTD (currently inactive) is the Israeli Shekel. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income (loss) in equity. Gains (loss) arising from transactions denominated in a currency other than the functional currency of the entity that is party to the transaction are included in net income (loss) on the Company’s consolidated statements of operations.

All assets and liabilities of the 374Water Sustainability Israel LTD wholly-owned subsidiary whose accounts are denominated in foreign currency are translated into United States dollars at appropriate year-end current exchange rates.  All income and expense accounts of those locations are translated at the average exchange rate for each period.  The foreign currency translation amounts for the years ended December 31, 2024 and 2023 are included in accumulated comprehensive income on the consolidated statement of changes in equity.

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

The ASU was effective for public entities for fiscal years beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024 (calendar year public entity will adopt the ASU in its 2024 Form 10- K). The ASU should be adopted retrospectively unless it’s impracticable to do so. Early adoption of the ASU is permitted, including in an interim period. For the annual reporting period beginning January 1, 2024, we adopted ASU 2023-07 and evaluated the application of ASU 2023-07 to these consolidated financial statements. We have included disclosures in Note 11 to provide further information regarding the measure of our one operating segment’s gross profit and significant segment expenses as required by ASU 2023-07.

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

ASU 2024-03, Disaggregation of Income Statement Expenses (“DISE”). In November 2024, the FASB issued a new accounting standard to improve the disclosures about an entity’s expenses and address requests from investors for more detailed information about the types of expenses included in commonly presented expense captions. The new standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with retrospective application permitted. The Company is evaluating the disclosure requirements related to the new standard and its impact on our consolidated financial statements.

The Company considers the applicability and impact of all recently issued accounting pronouncements.  Recent accounting pronouncements not specifically identified in our disclosures are either not applicable to the Company or are not expected to have a material effect on our financial condition or results of operations.

Note 3 – Liquidity, Capital Resources and Going Concern

In accordance with ASU No. 2014-15 Presentation of Financial Statements – Going Concern (subtopic 205-40), the Company’s management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. As of December 31, 2024, the Company had working capital and an accumulated deficit of $11,760,131 and $28,387,618, respectively.  During the year ended December 31, 2024, the Company had a net loss of $12,434,114 and used cash in operations of $10,589,735.

These conditions raise substantial doubt regarding our ability to continue as a going concern as the Company will need additional debt or equity financing or a combination of both to continue its operations and meet its financial obligations for twelve months from the date these consolidated financial statements were issued.

Presently, the Company will need additional debt or equity financing or a combination of both to continue its operations and meet its financial obligations for at least the next twelve months from the date these consolidated financial statements were issued and beyond. We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. We expect to incur continuing losses and negative cash flows from operations for the foreseeable future.

Since inception, we have financed our operations principally through the sale of debt and equity securities and operating cash flows. We have an at-the-market (ATM) equity offering under which we may issue up to $100 million of common stock, subject to applicable law. During the years ended December 31, 2024 and 2023, we raised approximately $0 and $13,400,000 respectively, of net proceeds through this ATM. During the year end December 31, 2024, the costs incurred associated with the ATM exceed proceeds by approximately $3,100 (see Note 7). The Company is evaluating strategies to obtain the required additional funding for future operations.

As further disclosed in Note 7, on November 18, 2024, we closed on an Offering of shares of common stock and common stock warrants resulting in net proceeds of approximately $11,393,000.

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

We may decide to raise additional capital through a variety of sources in the short-term and in the long-term, including but not limited to:

☐	the public equity markets;
☐	private equity financings;
☐	collaborative arrangements;
☐	asset sales; and/or
☐	public or private debt.

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

Note 4 – Inventory

Inventory consists of:

	December 31, 2024	December 31, 2023
Raw materials	$1,751,474	$457,393
Work-in-process	-	1,819,284
Less: inventory reserve	(50,000)	-
	$1,701,474	$2,276,677

As of December 31, 2024, the Company has a $50,000 reserve against its inventory for estimated write downs. As of December 31, 2023, the Company did not deem a reserve necessary.

Note 5 – Intangible Assets

Intangible assets are comprised of the following as of December 31, 2024 and 2023:

	Estimated	Balance at			Balance at
	(Years) Life	December 31, 2023	Additions	Amortization	December 31, 2024
License agreement	17	$901,929	$-	$(62,924)	$839,005
Patents	20	86,100	98,602	(7,113)	177,589
Total		$988,029	$98,602	$(70,037)	$1,016,594

	Estimated	Balance at			Balance at
	(Years) Life	December 31, 2022	Additions	Amortization	December 31, 2023
License agreement	17	$964,965	$-	$(63,036)	$901,929
Patents	20	85,057	5,725	(4,682)	86,100
Total		$1,050,022	$5,725	$(67,718)	$988,029

Amortization expense for the year ended December 31, 2024 and  2023 was $70,037 and $67,718, respectively.

Estimated future amortization expense as of December 31, 2024:

Year Ending December 31,

2025	$72,228
2026	72,228
2027	72,228
2028	72,228
Thereafter	727,682
Total	$1,016,594

Note 6 – Revenue, Unearned Revenue and Unbilled Accounts Receivable

Revenue

The following is a summary of our revenues by type for the years ended December 31, 2024 and 2023:

	Year Ended
Name	December 31, 2024		December 31, 2023
Equipment revenue	$227,956	51%	$655,818	88%
Service revenue	217,489	49%	88,134	12%
Total	$445,445	100%	$743,952	100%

Unearned Revenue

The following is a summary of our unearned revenue activity for the years ended December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
Unearned revenue at beginning of year	$130,000	$200,109
Billings deferred	197,683	58,000
Refundable deposit returned	(100,000)	-
Recognition of prior unearned revenue	-	(128,109)
Unearned revenue at end of year	$227,683	$130,000

At December 31, 2024, we anticipate recognizing approximately $198,000 of the unearned revenue  in 2025 which has been presented as a current liability at December 31, 2024. The remaining balance of $30,000 has been classified as a long term liability as the timing of revenue recognition is unknown.

Unbilled Accounts Receivable

The following is a summary of our unbilled accounts receivable activity during the years ended December 31, 2024 and 2023:

Unbilled Accounts Receivable	December 31,	December 31,
	2024	2023
Unbilled accounts receivable at beginning of year	$1,494,553	$918,164
Services performed but unbilled	217,666	1,061,612
Services billed	(59,212)	(485,223)
Unbilled accounts receivable at end of year	$1,653,007	$1,494,553

Note 7 – Stockholder’ Equity

The Company is authorized to issue 50,000,000 preferred stock shares and 200,000,000 common stock shares both with a par value of $0.0001.

Preferred Stock

On October 30, 2020, the Company designated 1,000,000 shares of preferred stock as Series D Convertible Preferred Stock with a par value of $0.0001.

As of December 31, 2024 and 2023, there were no shares of preferred stock issued and outstanding.

Common Stock

The holders of common stock are entitled to one vote per share on all matters submitted to a vote of shareholders, including the directors’ election. There is no right to cumulative voting in the election of directors. The holders of common stock are entitled to any dividends that may be declared by the board of directors out of funds legally available for payment of dividends, subject to the prior rights of holders of preferred stock and any contractual restrictions the Company has against the payment of dividends on common stock. In the event of liquidation or dissolution of the Company, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no pre-emptive rights and have no right to convert their common stock into any other securities. At December 31, 2024, there were 144,301,977 shares of common stock issued and outstanding.

Common Stock Issued for Cash

During the years ended December 31, 2024 and 2023, a total of 50,510 and 3,766,422 shares of common stock have been sold pursuant to the open market sale agreement resulting in a total of $0 and of $13,441,438 in proceeds, net of commission fees of  approximately $2,400 and $230,000 and approximately $63,100 and $110,000 of accounting and legal fees, respectively.  During the year ended December 31, 2024, the costs and fees exceeded the proceeds of approximately $62,400 received resulting in net issuance costs of approximately $3,100.

As of December 31, 2024, a total of 3,816,932 shares of common stock have been sold pursuant to the open market sale agreement.  As of December 31, 2024, approximately $86,154,000 remains available to be sold in the Company’s at-the-market offerings, subject to various limitations.

On November 14, 2024, we entered into a Securities Purchase Agreement with certain investors, pursuant to which the Company agreed to issue and sell (i) an aggregate of 9,783,496 shares of common stock, and (ii) one and a half warrants to purchase up to an aggregate of 14,675,244 shares of common stock in a registered direct offering (the “Offering”). The purchase price for one share and the accompanying 1.5 warrants was $1.25. The warrants are immediately exercisable for a period of five years from the date of the Offering at $1.125, subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization, or similar transactions and include anti-dilution protection provisions in the event subsequent sales or equity-linked financial instruments are issued at a price below the $1.125.

The aggregate gross proceeds to the Company from the Offering, which closed on November 18, 2024, was approximately $12,229,000 with net proceeds of approximately $11,393,000, net of placement agent fees of approximately $481,000 and legal fees of $357,000. The net proceeds were allocated between the common stock and warrants based on their relative fair values of approximately $8,118,000 and $3,275,000 with the net proceeds presented within stockholders’ equity.

The Company’s Board of Directors and executive team participated in the Offering and invested a total of $696,000 and received shares of common stock totaling  556,800 and the accompanying warrants totaling 835,200.

The fair value of the warrants for purposes of the relative fair value allocation was estimated using a black-scholes model and the following assumptions: expected term of 5 years, volatility of 24.8%, dividend rate of 0.00%, and risk free rate of 4.28%.

The Offering was made pursuant to the Company’s registration statement on Form S-3 (File No. 333-268942), which was filed with the Securities and Exchange Commission (the “Commission”) on December 22, 2022 and declared effective by the Commission on December 30, 2022, and a prospectus supplement dated November 14, 2024 filed by the Company with the Commission.

Common Stock for Services

During the year ended December 31, 2024, we issued an aggregate of 301,209 of fully vested shares of restricted common stock to service providers and directors with an aggregate fair value of $383,879 based on the market price of our common stock on date of grant which is included in general and administrative expense on the statement of operation.

During the year ended December 31, 2023, we issued 20,000 fully vested shares of restricted common stock to two former employees with a fair value of $71,200 based on the market price of our common stock on date of grant.

Common Stock for Stock Option Exercises

During the year ended December 31, 2024, we issued an aggregate of 1,499,655 shares of common stock for cash and cashless stock option exercises that resulted in cash proceeds of $60,000.

Stock-Based Compensation

Stock Options issued are part of the 2021 Equity Incentive Plan (the “2021 Plan”) initially reserved and authorized a total of 10,000,000 shares of our common stock for issuance under the 2021 Plan. At the 2024 Annual Meeting of Stockholders held on June 13, 2024, the Company’s stockholders approved an amendment to the Company’s 2021 Plan to increase the number of shares of common stock authorized and issuable pursuant to the 2021 Plan by 14,000,000 shares for a total of 24,000,000 shares.

Under the 2021 Plan, the Company has issued a total of 9,668,116 stock options with 14,331,884 reserved options remaining for issuance as of December 31, 2024. The Company recorded stock-based compensation of $907,225 and $925,181, respectively, related to vested options and options expected to vest granted to employees and various consultants of the Company, of which $738,147 and $796,881 was charged as general and administrative expenses and $169,078 and $128,300 as research and development expenses in the accompanying consolidated statements of operations during the years ended December 31, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, the stock-based compensation expense recognized is net of estimated forfeitures of $0 and $50,000, respectively.

Stock Options

Stock option activity for the year ended December 31, 2024 and 2023 is summarized as follows:

					Weighted
			Weighted		Average
			Average	Aggregate	Remaining
			Exercise	Intrinsic	Contractual
	Shares		Price	Value	Life (Years)
Options outstanding at December 31, 2023	10,828,174	(i)	$0.83	$9,292,680	4.66
Granted	7,809,292	(ii)	1.26	-	-
Exercised	(1,946,901)		0.33	1,257,831	-
Expired/forfeit	(847,449)		2.76	-	-
Options outstanding at December 31, 2024	15,843,116	(i)	$0.94	$3,324,000	5.95
Options exercisable at December 31, 2024	8,308,395	(i)	$0.60	$3,324,000	2.93

(I) As of December 31, 2024 and 2023, the options outstanding include 5,900,000 and  6,700,000, respectively, options granted in connection with the Merger (see Note 1) and were not granted under the 2021 Plan. As of December 31, 2024, all  5,900,000  options are exercisable.

(ii) During the year ended December 31, 2024, 275,000 options were granted outside of our 2021 Plan in connection with a legal settlement (see Note 9).

During the year ended December 31, 2024, the options granted were primarily to executives, key employees and the legal settlement discussed above. The average grant-date fair value of the granted options was $0.46.

Of the total options granted during the year ended December 31, 2024, 3,399,646 of the options include performance conditions. The performance-based options vest as follows: 50% vest upon the achievement of operating profit, as defined in the employment agreements, and 50% upon the achievement of a revenue target of $100 million by the end of fiscal year 2028. The performance-based options with the revenue target begin vesting once the Company achieves $15 million in revenue for a fiscal year. Vesting will occur on January 31 of each year through January 31, 2029. The number of options that vest is based on the proportionate percentage of each fiscal year’s revenue to the $100 million target. For example, if our annual revenue for fiscal year 2026 is $20 million, 20% of the restricted stock units with the revenue performance condition will vest on January 31, 2027.

As of December 31, 2024, total unrecognized compensation expense for service based and performance-based options was $2,162,398 and $1,571,405, respectively. The unrecognized service-based expense will be recognized over a weighted-average period of 2.86 years. The unrecognized expense associated with the performance-based options will be expensed when it becomes probable that the performance obligations will be met.

During the year ended December 31, 2024, the options exercised consisted of 1,446,901 of cashless option exercises which resulted in the issuance of 999,655 shares of common stock shares and the exercise of 500,000 common stock options with an exercise price of $0.12 which resulted in gross proceeds of $60,000 and the issuance of 500,000 common stock shares.

During the year ended December 31, 2023, the options exercised consisted of 2,283,800 of cashless option exercises which resulted in the issuance of 2,067,902 shares of common stock shares and the exercise of 95,238 common stock options with an exercise price of $1.05 which resulted in gross proceeds of $100,000 and the issuance of 95,238 common stock shares.

Total unrecognized compensation associated with these unvested options is approximately $2,162,398 which will be recognized over a period of approximately three years.

Intrinsic value is based on the difference between the option exercise price and the quoted market price as of December 31, 2024.

The fair value of these options granted were estimated on the date of grant, using the Black-Scholes option-pricing model with the following assumptions:

	December 31,	December 31,
	2024	2023
Expected volatility	26.20 - 27.39%	26.25 - 35.88%
Expected term (years)	6.25 Years	5.45 - 6.53 Years
Risk-free rate	3.77 - 4.65%	3.57 - 4.66%
Dividend rate	0%	0%

Restricted Stock Units

During the year ended December 31, 2024, the Company granted an aggregate of 3,549,292 unvested restricted stock units under the 2021 Plan as follows: 2,250,000 our Chief Executive Officer (Note 9), 231,000 to our Chief Operating Officer (Note 9), and 1,068,292 to key employees of the Company. These unvested restricted stock units consist of 1,649,646 units with time-based vesting provisions and 1,899,646 units with performance-based vesting provisions. The performance-based units vest as follows: 50% vest upon the achievement of Operating Profit, as defined in the employment agreements, and 50% upon the achievement of revenue targets between $15.0 million and $100 million by the end of fiscal year 2028. The restricted stock units with the revenue target begin vesting once the Company achieves $15.0 million in revenue for a fiscal year. Vesting will occur on January 31 of each year through January 31, 2029. The number of restricted stock units that vest is based on the proportionate percentage of each fiscal year’s revenue to the $100 million target. For example, if our annual revenue for fiscal year 2026 is $20 million, 20% of the restricted stock units with the revenue performance condition will vest on January 31, 2027.

The grant-date fair value of the restricted stock units was determined using the market price of our common stock on the date of grant which ranged from $1.03 to $1.30.  As of December 31, 2024, we have $2,330,508 of unrecognized stock-based compensation associated with the restricted stock units with a performance condition which will be recognized when the performance conditions are probable of being met. As of December 31, 2024, the Company had $1,709,608 of unrecognized stock-based compensation associated with the time vesting restricted stock units which will be recognized over a weighted-average period of approximately 3.41 years. During the year ended December 31, 2024, $308,399 of our stock-based compensation was associated with the time-based restricted stock units.

A summary of our outstanding nonvested restricted stock units is as follows:

		Weighted-Average
		Grant Date
	Amount	Fair Value
Nonvested, beginning of the year	-	$-
Granted	3,549,292	1.23
Vested	-	-
Forfeited	-	-
Nonvested, end of the year	3,549,292	$1.23

Stock Warrants

During the year ended December 31, 2024, we issued 14,675,244 of common stock warrants in connection with the Offering discussed above and 1,235,000 warrants expired unexercised in December 2024.  During the year ended December 31, 2023, there were no new warrants issued and 15,000 warrants were exercised with an exercise price of $2.50 resulting in gross proceeds of $37,500 and the issuance of 15,000 shares of common stock. The intrinsic value of all outstanding warrants as of December 31, 2024 and 2023 was $0 based on the market price of our common stock of $0.68 per share.

 A summary of warrant activity for the year ended  December 31, 2024, is as follows:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life (Years)
Warrants outstanding at December 31, 2023	1,235,000	$2.50	$-	0.96
Granted	14,675,244	1.13	-	-
Expired/forfeit	(1,235,000)	2.50	-	-
Warrants outstanding at December 31, 2024	14,675,244	$1.13	$-	4.88
Warrants exercisable at December 31, 2024	14,675,244	$1.13	$-	4.88

Note 8 – Related Party Transactions

On July 7, 2021, we entered into a manufacturing and services agreement (the “M&S Agreement”) to fabricate and manufacture the AirSCWO systems with Merrell Bros. Fabrication, LLC (“Merrell Bros.”). As part of the agreement, the Company appointed Terry Merrell, one of the owners of Merrell Bros., to its board of directors. On December 18, 2024, Mr. Merrell notified the Company of his intention to resign from the Company's Board of Directors effective December 31, 2024, to allow him to focus more on his core business responsibilities at Merrell Bros.  The M&S Agreement terminated on its original expiration date of July 7, 2024.

On March 27, 2024, we executed a supplemental manufacturing and services agreement (the “Supplemental M&S Agreement”) with Merrell Bros. as Merrell Bros. indicated to us their intent to not renew the Original M&S Agreement and we indicated our desire to relocate to a larger manufacturer facility with more square footage dedicated to expanding our manufacturing operations (see Note 9). The Supplemental M&S Agreement became effective on July 7, 2024 and replaced the Original M&S Agreement. Under the Supplemental M&S Agreement, our relationship and the manufacturing services provided by Merrell Bros. will continue an as needed basis based on statements of work to be agreed upon by both parties to fulfill future and current manufacturing orders. The term of the Supplemental M&S Agreement is one year from July 7, 2024 with a one-year renewal upon a mutually executed written extension. Either party may terminate this Supplement M&S Agreement upon written notice of such a termination, specifying the extent to which performance of work is terminated and the effective date of termination. As of December 31, 2024, this Supplemental M&S Agreement has been terminated.

During the years ended December 31, 2024 and 2023, the Company incurred  $241,917 and $1,210,826, respectively, in expenses with Merrell Bros. related to the manufacturing of the AirSCWO systems. As of December 31, 2024 and 2023, accounts payable and accrued expenses included $0 and $125,282, respectively of amounts owed to Merrell Bros. for the manufacturing services provided, respectively.

See also Note 7 for related parties that invested in the Offering that occurred in November 2024.

Note 9 – Commitments and Contingencies

Operating Leases

On October 15, 2024, a lease for our new laboratory space located in North Carolina commenced upon substantial completion of all improvements by the landlord. Pursuant to the terms of the lease, the Company reimbursed the landlord approximately $59,000 of these improvements. The term of the lease began September 1, 2024 and ends in sixty-one months or October 1, 2029 with one five-year extension period. The extension period was not included in our initial present value of the right-of-use asset or operating lease liability as it was not reasonably certain the option would be exercised.   Monthly rental payments required under the lease are subject to annual increases and range from $14,235 - $16,503 over the initial term of the lease.

Upon the lease commencing on October 15, 2024, the Company recognized an operating right-of-use asset and operating lease liabilities of approximately $726,000 for the present value of the lease payments required over the term of the lease, including the reimbursement for lessor improvements, using a weighted average incremental borrowing rate of 12%.

Right-of-use assets are summarized below:

	December 31, 2024	December 31, 2023
Right -of-use assets	$726,464	$-
Accumulated amortization	(35,450)	-
Right -of-use assets, net	$691,014	$-

Operating lease liabilities are summarized below:

	December 31, 2024	December 31, 2023
Operating lease liabilities, current	$101,320	$-
Operating lease liabilities, less current portion	551,376	-
Total operating lease liabilities	$652,696	$-

Future payments required on the operating lease liabilities, over a remaining lease term of approximately 4.75 years, are as follows:

Year Ending December 31,
2025	$172,534
2026	177,710
2027	183,041
2028	188,532
2029	144,680
Total	866,497
Less present value discount	(213,801)
Total operating lease liabilities	$652,696

The following table summarizes the supplemental cash flow information for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023

Operating cash outflows from lease liabilities	$101,814	$-

During the year ended December 31, 2024, we incurred rent expense of approximately $63,000 in connection with this operating lease which is included within general and administrative expenses on the consolidated statement of operations. During the year ended December 31, 2023, we did not have any leases subject to ASC 842.

License Agreement

The patented technology underlying 374Water’s supercritical water oxidation (SCWO) units, which was developed principally through the efforts of Messrs. Nagar and Deshusses at the facilities of Duke University, Durham, North Carolina (“Duke”), where Dr. Deshusses is a professor. The SCWO technology is licensed to 374Water pursuant to a worldwide license agreement with Duke executed on April 16, 2021 (the “License Agreement”). Under the terms of the License Agreement, the Company is required to make royalty payments based on a percentage of licensed product sales, as defined in the License Agreement which is triggered by the sale of licensed products. Further, the Company is also required to pay royalties on a percentage of sublicensing fees. The Company will reimburse Duke for any ongoing patent expenses incurred. As of December 31, 2024 and 2023, the Company has not incurred any expenses in connection with this License Agreement. The Company may terminate the license agreement anytime by providing Duke 60 days’ written notice.

Legal Matters

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

This matter was fully settled on May 31, 2024 with an aggregate of 275,000 fully vested common stock options granted to the unrelated individuals. These stock options were granted outside of the 2021 Plan.  The stock options have an exercise price of $1.25, equal to the market price of our common stock on the settlement date, and an exercise period of five years. At December 31, 2023, the Company had accrued $135,000 as an estimated legal settlement for this pending matter based on the estimated grant-date fair value of these options using a Black-Scholes valuation model and the following assumptions: stock price and exercise price of $1.33. risk free rate of 4.43%, expected term of five years, and volatility of 26.36%. Upon the matter being formally settled on May 31, 2024, we determined the grant-date fair value of the options using a Black-Scholes valuation model to be $112,697 and the following assumptions: stock price and exercise price of $1.25, risk-free rate of 4.52%, expected term of five years, and volatility of 27.43%. The Company recognized a gain of $22,303 upon the settlement of this legal matter which is reflected in professional fees on the statements of operations.

On November 4, 2024, our former Chief Executive Officer and Chairman of the Board filed a complaint against the Company alleging unpaid wages and a bonus. Management and the board of directors, in consultation with its attorneys, have estimated a potential loss associated with this complaint of approximately $335,000. Therefore, as of December 31, 2024, we have established an accrual for legal settlement of this amount as presented on the consolidated balance sheet.

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

Under the COO Employment Agreement and subject to the terms of the 2021 Plan , Mr. Meyers was granted 231,000 Restricted Stock (as defined in the 2021 Plan) and stock options for 231,000 (collectively, the “Meyers Equity Awards”), vesting as follows: (a) with respect to 115,500 Restricted Stock and 115,500 shares subject to stock options (“Options”), 25% vest on the first anniversary of the Effective Date, and the remaining 75% vest in equal increments on the last day of every month thereafter over the following 36 months, subject to Mr. Meyer’s continued employment with the Company on each vesting date: and (b) with respect to the remaining 115,500 Restricted Stock and 115,000 Options, each vest in accordance with a performance based milestone set forth by the Company and defined in the COO Employment Agreement. See Note 7 for further disclosures on the performance-related milestones.

If the COO Employment Agreement is terminated by the Company without “Cause” or by Mr. Meyers for “Good Reason” (each as defined in the COO Employment Agreement, subject to the Company’s right to cure), he will be entitled to termination benefits, pursuant to which the Company will be obligated to (i) pay Mr. Meyers six months of his then-current annual base salary in six equal installments; (ii) any earned but unpaid Meyers’ Annual Bonus; (iii) coverage to Mr. Meyers and his dependents under the Company’s then current medical, health, and vision insurance plans for six months; and (iv) if such separation occurs on the day or after the first year anniversary of employment of the Meyers Effective Date, (x) a pro-rated Annual Bonus for the fiscal year in which the employment is terminated equal to the pro-rated Annual Bonus that Mr. Meyers would have received based on actual performance for such fiscal year if Mr. Meyers was employed by the Company, and (y) accelerated vesting with respect to the Meyers Equity Awards as if Mr. Meyers had remained employed by the Company through the six-month anniversary of the date of such separation.

The Employment Agreement contains covenants for the benefit of the Company relating to protection of the Company’s confidential information and standard Company indemnification obligations.

CFO

On December 16, 2024 (the “Kline Effective Date”), we entered into an employment agreement with Russell Kline (the “CFO Employment Agreement”), for Mr. Kline to serve as Chief Financial Officer (“CFO”) of the Company. The CFO Employment Agreement provides for an initial annual base salary of $300,000. Mr. Kline is also eligible to earn an annual fiscal year performance bonus with a target amount equal to 50% of Mr. Klines’ then base-salary (the “Kline Annual Bonus”).

Under the CFO Employment Agreement and subject to the terms of the 2021 Plan and approval by the Board of Directors, Mr. Kline is eligible for a grant of 617,284 Restricted Stock (as defined in the 2021 Plan) and stock options for 617,284 (collectively, the “Kline Equity Awards”), vesting as follows: (a) with respect to 308,642 Restricted Stock and 308,642 shares subject to stock options (“Options”), 25% vest on the first anniversary of the Effective Date, and the remaining 75% vest in equal increments on the last day of every month thereafter over the following 36 months, subject to Mr. Kline’s continued employment with the Company on each vesting date: and (b) with respect to the remaining 308,642 Restricted Stock and 308,642 Options, each vest in accordance with a performance based milestone set forth by the Company and defined in the CFO Employment Agreement. See Note 7 for further disclosures on the performance-related milestones. The Kline Equity Awards were approved by the Board of Directors in January 2025 (see Note 12).

If the CFO Employment Agreement is terminated by the Company without “Cause” or by Mr. Kline for “Good Reason” (each as defined in the CFO Employment Agreement, subject to the Company’s right to cure), he will be entitled to termination benefits, pursuant to which the Company will be obligated to (i) pay Mr. Kline six months of his then-current annual base salary in six equal installments; (ii) any earned but unpaid Kline Annual Bonus; (iii) coverage to Mr. Kline and his dependents under the Company’s then current medical, health, and vision insurance plans for six months; and (iv) if such separation occurs on the day or after the first year anniversary of employment of the Kline Effective Date, (x) a pro-rated Annual Bonus for the fiscal year in which the employment is terminated equal to the pro-rated Annual Bonus that Mr. Kline would have received based on actual performance for such fiscal year if Mr. Kline was employed by the Company, and (y) accelerated vesting with respect to the Kline Equity Awards as if Mr. Kline had remained employed by the Company through the six-month anniversary of the date of such separation.

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

Significant components of the Company’s net deferred income taxes are as follows:

	December 31,
	2024	2023
Deferred tax assets:

Goodwill	$96,963	$151,634
Capitalized start-up costs	30,851	55,077
Other intangibles	3,818	6,808
Other accruals	239,219	36,760
Stock compensation	532,688	359,378
Net operating losses	6,112,848	3,561,783
Contribution carryforward	1,108	832
Unearned revenue	7,634	35,399
Research and development costs	1,509,504	887,434
Reserves and allowances	269,264	136,942
Deferred tax assets	8,803,897	5,232,047
Less valuation allowance	(8,386,790)	(5,173,947)
Net deferred tax assets after valuation allowance	$417,107	$58,100

Deferred tax liabilities:

Depreciation	$(407,355)	$(58,100)
Lease liabilities	(9,752)	-
Deferred tax liabilities	(417,107)	(58,100)
Net deferred tax asset (liability)	$—	$—

A reconciliation of the U.S. statutory federal income tax rate to the effective income tax rate (benefit) follows:

Rate Reconciliation

	December 31,
	2024	2023
Rate Reconciliation
Federal income tax at statutory rate	21.00%	21.00%
Change in state tax	-0.85%	1.99%
Change in valuation allowance	-25.84%	-43.19%
Permanent differences	0.73%	10.70%
State taxes	4.45%	6.23%
Other	0.51%	3.27%
Effective income tax rate	0.00%	0.00%

The Company has gross net operating loss carryforwards for federal tax purposes totaling approximately $23.1 million and $13.3 million at December 31, 2024 and 2023 respectively, which will carry forward indefinitely. The Company has gross net operating loss carryforwards for state tax purposes totaling approximately $18.3 million and $11.0 million at December 31, 2024 and 2023 respectively, which will carry forward indefinitely.

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

In evaluating the amount of the valuation allowance against its deferred tax assets as of December 31, 2024 and 2023, the Company considered all available positive and negative evidence and concluded that it is more likely than not that a portion of its deferred tax assets would not be realized. Accordingly, the Company has recorded a valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets.

The Company had no unrecognized tax benefits as of December 31, 2024 and 2023. The Company does not anticipate a significant change in total unrecognized tax benefits within the next 12 months. Tax years 2021-2023 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note 11 – Segment Reporting

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly provided to the Chief Operating Decision Maker (CODM) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer comprise the Company’s CODMs. The CODMs review financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.  The CODMs use consolidated net income (loss) to assess performance, evaluate cost optimization, and allocate resources, including personnel-related and financial or capital resources, in the annual budget and forecasting process, as well as budget-to-actual variances on a monthly basis. As such, the Company has determined that it operates as one operating and reportable segment.

The significant expenses regularly reviewed by the CODMs are consistent with those reported on the Company's consolidated statement of operations and expenses are not regularly reviewed on a more disaggregated basis for assessing segment performance and deciding how to allocate resources. The CODMs do not regularly review total assets for our single reportable segment as total assets are not used to assess performance or allocate resources.

Note 12 – Subsequent Events

 On January 15, 2025, non-executive employee restricted stock awards were granted totaling 1,755,000 with a grant date fair value of $1,105,650 based on the closing market price of our stock on the date of grant. The awards vest as follows: 50% on the one year anniversary of the grant date with the remainder of the balance vesting ratably over thirty-six months.

On January 15, 2025, pursuant to the CFO Employment Agreement (see Note 9) the following awards were approved by the Board of Directors and were  granted to the Company’s CFO:  617,284 Restricted Stock and 617,284 stock options with an exercise price of $0.81, vesting as follows: (a) with respect to 308,642 of the Restricted Stock and 308,642 shares subject to stock options (“Options”), 25% vest on the first anniversary of the Effective Date, and the remaining 75% vest in equal increments on the last day of every month thereafter over the following 36 months, subject to Mr. Kline’s continued employment with the Company on each vesting date, and (b) with respect to the remaining 308,642 Restricted Stock and 308,642 Options, each vest in accordance with a performance based milestone set forth by the Company and defined in the CFO Employment Agreement.

As previously reported on our Current Report on Form 8-K filed on January 15, 2025, the Company received a deficiency letter from the Nasdaq Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock has been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been given 180 calendar days, or until July 14, 2025, to regain compliance with the Minimum Bid Price Requirement. If at any time before July 14, 2025, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that the Company has achieved compliance.

.

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement, including initiating a reverse stock split. However, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules.

Further,  as previously reported on our Current Report on Form 8-K filed on March 13, 2025, the Company notified the Staff of Nasdaq  that the Company no longer complies with Nasdaq’s independent director requirement (“Independent Director Requirement”)  as set forth in Nasdaq Listing Rule 5605(b)(1), which requires a majority of the Company’s Board of Directors (the “Board”) to be comprised of Independent Directors as defined in Nasdaq Listing Rule 5605(a)(2). On that same date, the Company received a letter from Nasdaq confirming the foregoing (the “Letter”).

Consistent with Nasdaq Listing Rule 5605(b)(1)(A), the Letter provides that the Company is eligible for a cure period in which to regain compliance with Nasdaq Listing Rule 5605(b)(1). This cure period will expire at the earlier of the Company’s next annual meeting of stockholders or March 9, 2026; or if the Company’s next annual meeting is held before September 8, 2025, then the Company must evidence compliance no later than September 8, 2025.

The Company intends to elect an additional Independent Director to the Board as soon as practicable and prior to the expiration of this cure period. However, there can be no assurance that the Company will successfully regain compliance with Nasdaq Listing Rule 5605(b)(1) within the applicable cure period.

The Minimum Bid Price Requirement and Independent Director Requirement deficiencies have no immediate effect on the listing or trading of the Company’s common stock, which will continue to be listed and traded on The Nasdaq Capital Market under the symbol “SCWO,” subject to the Company’s compliance with the other Nasdaq listing requirements.

EXHIBIT INDEX

3.1

Amended and Restated Certificate of Incorporation of Vyrex Corporation as filed with the Delaware Secretary of State on August 14, 2008 (previously filed on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 19, 2008).

3.2	Certificate of Amendment of Certificate of Incorporation of PowerVerde, Inc.*

3.3	Amended and Restated Bylaws of 374Water Inc., dated as of June 19, 2024 (previously filed on Form 8-K filed with the SEC on June 20, 2024).

4.1	Description of Registrant’s Securities.*

4.2	Form of Warrant (previously filed on Form 8-K filed with the SEC on November 18, 2024).

10.1	Agreement and Plan of Merger dated as of April 16, 2021 among PowerVerde, Inc., 374Water Inc. and 374 Water Acquisition Corp. (previously filed on Form 8-K filed with the SEC on April 22, 2021).

10.2	Employment Agreement dated as of April 19, 2024 between 374Water Inc. and Christian Gannon (previously filed on Form 8-K filed with the SEC on April 24, 2024).

10.3	Employment Agreement dated as of December 16, 2024 between 374 Water Inc. and Russell Kline.*

10.4	Employment Agreement dated as of April 16, 2021 between PowerVerde, Inc. and Marc Deshusses, Ph.D. (previously filed on Form 8-K filed with the SEC on April 22, 2021).

10.5	Employment Agreement dated as of December 16, 2024 between 374 Water Inc. and Brad Meyers.*

10.6	Employment Agreement dated as of August 19 2024 between 374 Water Inc. and Peter Mandel.*

10.7	License Agreement dated as of April 16, 2021 between 374Water Inc. and Duke University (previously filed on Form 8-K filed with the SEC on April 22, 2021).

10.8	Open Market Sale AgreementSM dated December 21, 2022 by and between 374Water Inc. and Jefferies LL (previously filed on Form S-3 filed with the SEC on December 22, 2022).

10.9	374Water Inc. 2021 Equity Incentive Plan, as amended and restated (previously filed on From 10-Q filed with the SEC on August 14, 2024).

10.10	Form of Stock Option Agreement under the 374Water Inc. 2021 Equity Incentive Plan.

10.11	Form of Restricted Stock Units Agreement under the 374Water Inc. Equity Incentive Plan.

19.1	Insider Trading Policy*

21.1	Subsidiaries of the Company.*

23.1	Consent of Cherry Bekaert LLP*

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002. *

97	374Water Inc. Policy for the Recovery of Erroneously Awarded Compensation, effective December 1, 2023. (previously filed on Form 10-K filed with the SEC on March 29, 2024)

__________

* Filed herewith.

43

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

374WATER INC.

Dated: March 27, 2025	by:	/s/ Chris Gannon
Chris Gannon
Chief Executive Officer and Principal Executive Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

374WATER INC.

Dated: March 27, 2025	by:	/s/ Russell Kline
Russell Kline
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Chris Gannon and Russell Kline, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and either of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chris Gannon	Chief Executive Officer and Director	March 27, 2025
Chris Gannon	(Principal Executive Officer)

/s/ Russell Kline	Chief Financial Officer	March 27, 2025
Russell Kline	(Principal Financial and Accounting Officer)

/s/ Richard Davis	Director	March 27, 2025
Richard Davis

/s/ Marc Deshusses	Director	March 27, 2025
March Deshusses

/s/ Deanna Rene Estes	Director	March 27, 2025
Deanna Rene Estes

/s/ Buddie Joe Penn	Director	March 27, 2025
Buddie Joe Penn

/s/ James M. Vanderhider	Director	March 27, 2025
James M. Vanderhider

44