Form 10-Q
period 2025-03-31
374Water Inc.
filed 2025-05-15
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGECOMMISSION

Washington D.C. 20549

Form 10-Q

For the Quarterly Period ended March 31, 2025

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

440-601-9677

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At May 15, 2025, the issuer had 144,682,963 shares of common stock outstanding.

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

PART I FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
374Water Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
March 31, 2025 (Unaudited) and December 31, 2024
	March 31, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$6,883,845	$10,651,644
Accounts receivable, net of allowance	94,103	269,733
Unbilled accounts receivable	2,163,417	1,653,007
Other accounts receivable	29,246	43,886
Inventory, net	1,876,554	1,701,474
Contract assets	197,043	136,651
Prepaid expenses	338,315	431,412
Total Current Assets	11,582,523	14,887,807
Long-Term Assets:
Property, and equipment, net	2,719,232	2,567,571
Intangible asset, net	998,251	1,016,594
Right-of-use asset, net	662,310	691,014
Other assets	15,847	20,847
Total Long-Term Assets	4,395,640	4,296,026
Total Assets	$15,978,163	$19,183,833

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$819,528	$906,394
Accrued bonuses	380,000	570,000
Accrued contract loss provision	1,000,000	1,000,000
Accrued legal settlement	335,000	335,000
Unearned revenue	170,000	197,683
Operating lease liability	105,697	101,320
Other liabilities	37,998	17,279
Total Current Liabilities	2,848,223	3,127,676
Long-Term Liabilities:
Unearned revenue, less current portion	30,000	30,000
Operating lease liability, less current portion	523,210	551,376
Total Long-Term Liabilities	553,210	581,376
Total Liabilities	3,401,433	3,709,052
Commitments and contingencies (Note 9)
Stockholders’ Equity
Preferred stock: 50,000,000 shares authorized, par value $0.0001 per share, nil issued and outstanding at March 31, 2025 and December 31, 2024	-	-
Common stock: 200,000,000 authorized, par value $0.0001 per share, 144,682,963 and 144,301,977 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	14,467	14,429
Additional paid-in capital	44,645,824	43,845,499
Accumulated deficit	(32,086,032)	(28,387,618)
Accumulated other comprehensive income	2,471	2,471
Total Stockholders’ Equity	12,576,730	15,474,781
Total Liabilities and Stockholders’ Equity	$15,978,163	$19,183,833

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Three months ended March 31,
	2025	2024

Revenues	$543,100	$315,278
Cost of revenues	404,817	617,298
Gross margin (deficit)	138,283	(302,020)
Operating Expenses
Research and development	533,587	535,147
Compensation and related expenses	1,675,865	790,190
Professional fees	771,901	252,705
General and administrative	942,440	321,141
Total Operating Expenses	3,923,793	1,899,183

Loss from Operations	(3,785,510)	(2,201,203)

Other Income
Interest income	89,710	104,620
Other income (expense)	(2,614)	72,118
Total Other Income, net	87,096	176,738
Net Loss before Income Taxes	(3,698,414)	(2,024,465)
Provision for Income Taxes	-	-

Net Loss	$(3,698,414)	$(2,024,465)

Net Loss per Share - Basic and Diluted	$(0.03)	$(0.02)

Weighted Average Common Shares Outstanding - Basic and Diluted	144,607,438	132,668,777

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water Inc. and Subsidiaries

CondensedConsolidatedChangesinStockholders’Equity

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

For the Three Months Ended March 31, 2025

	Preferred Stock		Common Stock		Additional		Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balances, December 31, 2024	-	$-	144,301,977	$14,429	$43,845,499	$(28,387,618)	$2,471	$15,474,781
Issuance of shares of common stock for services	-	-	180,986	18	66,882	-	-	66,900
Accretion of stock-based compensation – options	-	-	-	-	460,512	-	-	460,512
Accretion of stock-based compensation – restricted stock	-	-	-	-	248,951	-	-	248,951
Issuance of shares of common stock for option exercise	-	-	200,000	20	23,980	-	-	24,000
Net loss	-	-	-	-	-	(3,698,414)	-	(3,698,414)
Balances, March 31, 2025	-	-	144,682,963	$14,467	$44,645,824	$(32,086,032)	$2,471	$12,576,730

For the Three Months Ended March 31, 2024

	Preferred Stock		Common Stock		Additional		Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balances, December 31, 2023	-	$-	132,667,107	$13,266	$30,684,943	$(15,953,504)	$2,471	$14,747,176
Issuance of shares for services	-	-	3,339	-	4,500	-	-	4,500
Stock-based compensation	-	-	-	-	183,200	-	-	183,200
Net loss	-	-	-	-	-	(2,024,465)	-	(2,024,465)
Balances, March 31, 2024	-	-	132,670,446	$13,266	$30,872,643	$(17,977,969)	$2,471	$12,910,411

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374WaterInc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2025 and 2024 (Unaudited)

Cash Flows from Operating Activities	2025	2024
Net loss	$(3,698,414)	$(2,024,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	164,004	24,560
Non-cash lease expense	28,704	-
Issuance of common stock for services	66,900	4,500
Stock-based compensation	709,463	183,200
Increase in inventory reserve	-	50,000
Changes in operating assets and liabilities:
Accounts receivable	175,630	(19,532)
Unbilled accounts receivable	14,640	(277,056)
Other receivables	(510,410)	5,588
Inventory	(175,080)	(374,981)
Contract assets	(60,392)	-
Prepaid expenses	93,097	(340,280)
Other assets	5,000	-
Accounts payable and accrued expenses	(86,866)	183,424
Accrued bonus	(190,000)	-
Accrued contract loss provision	-	100,000
Unearned revenue	(27,683)	2,768
Other liabilities	20,719	(26,379)
Operating lease liability	(23,789)	-
Net Cash Used In Operating Activities	(3,494,477)	(2,508,653)

Cash Flows from Investing Activities
Purchases of property and equipment	(297,322)	-
Increase in intangible assets	-	(590)
Net Cash Used In Investing Activities	(297,322)	(590)

Cash Flows from Financing Activities
Proceeds from the exercise of stock options	24,000	-
Net Cash Provided by Financing Activities	24,000	-

Net Decrease in Cash and Cash Equivalents	(3,767,799)	(2,509,243)
Cash and cash equivalents, Beginning of the Period	10,651,644	10,445,404
Cash and cash equivalents, End of the Period	$6,883,845	$7,936,161

SUPPLEMENTAL CASHFLOW DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

In the first quarter of fiscal year 2025, 374Water continued to build on the strategic plan implemented in 2024.    During the first quarter, we continued to execute our plan towards reaching critical business milestones. Our first quarter 2025 achievements to date include (i) continuing ruggedizing and optimizing our AirSCWO system to effectively and continuously process a variety of organic waste streams; (ii) preparing our first commercial scale AirSCWO system at the City of Orlando for the Iron Bridge Water Reclamation Facility bio-sludge test; (iii) completing various federal  waste destruction demonstrations; (iv) secured a waste destruction services contract for aqueous film forming firefighting form (“AFFF”) with the University of North Carolina at Chapel Hill Collaboratory; and (v) strengthening our leadership team and organization.

Presentation of Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information. It is management’s opinion that the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q and include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Annual Report on Form 10-K of 374Water Inc. as of and for the year ended December 31, 2024 filed with the SEC on March 28, 2025.

The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the full year or for future periods. The condensed consolidated financial statements include the accounts of 374Water Inc., 374Water Systems Inc, and 374Water Sustainability Israel LTD, currently inactive, each a wholly-owned subsidiary of 374 Water. Intercompany balances and transactions have been eliminated in consolidation.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the fair value of inventory reserve, equity-based compensation, revenue recognition, and accrued loss provisions on onerous contracts, useful lives of long-lived assets, and valuation allowance against deferred tax assets.

Receivables

Accounts Receivable, Net

Accounts receivable consist of balances due from equipment and service revenues. The Company monitors accounts receivable and provides allowances when considered necessary based on historical loss patterns, the number of days that billings are past due, an evaluation of the potential risk of loss associated with delinquent accounts, current market conditions and reasonable and supportable forecasts of future economic conditions to form adjustments to historical loss patterns. At March 31, 2025 and December 31, 2024, accounts receivable were considered to be fully collectible but in accordance with the allowance for credit losses, the Company recorded an allowance for credit losses based on a reserve of current and aged receivables which was not significant at March 31, 2025 and December 31, 2024.

Unbilled Accounts Receivable

Unbilled accounts receivable consist of balances due from revenues earned but not yet billed related to one customer contract for an equipment sale and one customer contract for a full-scale demonstration completed in January 2025.

Inventory, Net

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. The majority of our inventory is raw materials and work in progress. Net realizable value is the value of an asset that can be realized upon the sale of the asset, less a reasonable estimate of the costs associated with either the eventual sale or the disposal of the asset in question. We utilize third-party suppliers to produce our products. Costs associated with fabrication, and other costs associated with the manufacturing of products, are recorded as inventory. We periodically evaluate the carrying value of our inventories in relation to estimated forecasts of product demand, which takes into consideration the life cycle of product releases. Further, as we continue to hence and develop are AirSCWO systems we may replace materials and parts with upgrades to enhance the units. If it is not probable that the replacement part will be used, we establish a reserve against the material or part or dispose of it. When quantities on hand exceed estimated sales forecasts, we perform an analysis to determine if a write-down for such excess inventories is required. Once inventory has been written down, it creates a new cost basis for inventory. Inventories are classified as current assets in accordance with recognized industry practice. Based on our evaluation we estimated an inventory allowance of $50,000 at both March 31, 2025 and December 31, 2024.

Property and Equipment

Property and Equipment is recorded at cost. Depreciation is computed using the straight-line method and the estimated useful life of the asset. Expenses for maintenance and repairs are charged to expense as incurred.

The following table presents property and equipment at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Computers	$19,977	$19,977
Equipment	578,352	366,400
Equipment – Demo System	2,356,041	2,298,666
Vehicles	87,300	59,306
Total property and equipment	3,041,670	2,744,349
Less: accumulated depreciation	(322,438)	(176,778)
Total property and equipment, net	$2,719,232	$2,567,571

We completed the manufacturing and fabrication of one of our AirSCWO systems that we will be using for full-scale wastewater treatment demonstration purposes (“Demo System”). We have capitalized the material and labor costs incurred to develop this Demo System, and had previously classified these costs within inventory. In the first quarter of 2024, we executed a contract with the City of Orlando, Florida to deploy the Demo System as part of a full-scale demonstration. We began the set up and commissioning process of this Demo System in the third quarter of 2024 which was completed in October 2024.  We began depreciating the Demo System over an estimated life of five years during the last calendar quarter of 2024.  We expect to continue to develop and enhance this unit as we perform our demonstrations and continue progressing towards commercialization. Upgrades and enhancements that will improve the operational efficiency of the unit itself will be capitalized.

Depreciation expense for the three months ended March 31, 2025 and 2024 was $145,661 and $156,002, respectively.

Depreciation expense is presented as follows on the unaudited condensed consolidated statement of operations:

	March 31, 2025	March 31, 2024
Cost of revenues	$40,327	$-
General and administrative	105,334	156,002
Total depreciation expense	145,661	156,002

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

Significant customers and suppliers are those that account for greater than 10% of the Company’s revenues, purchases, accounts receivable and accounts payable. Two customers made up approximately 94% of total revenues for the three months ended March 31, 2025 and one customer made up 94% of total revenues for the three months ended March 31, 2024.

At March 31, 2025, and December 31, 2024, two customers comprised 91% and three customers accounted for 89% of our outstanding accounts receivable, respectively.

At March 31, 2025, and December 31, 2024, two customers and one customer comprised our unbilled receivables. These customers comprise the majority of our revenue. The loss of a significant customer could adversely affect the results of our operations.

During the three months ended March 31, 2024, the Company purchased a substantial portion of manufacturing services from one third party vendor, Merrell Bros Fabrication, LLC (“Merrell Bros.”) (see Note 7).

Refer to Note 8 for a license agreement we have with Duke University for the SCWO technology used in our systems.

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

The Company generates revenue from the sale of equipment (AirSCWO units) and services, specifically the completion of full-scale demonstrations and treatability studies. In the case of equipment revenues, the Company’s performance obligations are satisfied over time over the life of the contract which are typically long-term fixed price contracts. Revenue is recognized over time by measuring the progress toward complete satisfaction of the performance obligation using specific milestones. These milestones within the contract are assigned revenue recognition percentages, based on overall expected cost-plus margin estimates of those milestones compared to the total cost of the contract. Equipment sale related contract revenues are recognized in the proportion that contract costs incurred bear to total estimated costs. This method is used because management considers the input method to be the best available measure of progress on these contracts.

Changes in our overall expected cost estimates are recognized as a cumulative adjustment for the inception-to-date effective of such change. If these changes in estimates result in a possible loss being incurred on the contract, we accrue for such a loss in the period such an outcome becomes probable.

Services revenues related to treatability studies are recognized when all five revenue recognition criteria have been completed which is generally when we deliver a completed treatability study report to the customer.

In late 2024, we deployed our Demo System to the City of Orlando’s Iron Bridge Regional Water Reclamation Facility pursuant to a contract executed in March 2024 as part of a full-scale demonstration (the “Demo Contract”). Pursuant to the Demo Contract, the Company is responsible for system design, installation, commissioning and the start-up of the AirSCWO unit at the facility. Further, the Company will operate and maintain the AirSCWO unit for a period of approximately three months and is required to treat no less than 193 metric tons of wastewater during the three month period. Lastly, the Company will decommission, disassemble and demobilize the AirSCWO unit after the contract period. The Company will receive $812,000 as consideration for the full-scale demonstration.

In accordance with ASC 606-10-25-21, we have concluded that the Demo Contract includes one performance obligation the full-scale demonstration. The system design, site preparation, installation, commissioning and decommissioning represent fulfillment activities versus separate performance obligations. At March 31, 2025 and December 31, 2024, we have accounted for such costs as contract costs under ASC 340-40 (see below). We will recognize revenue on this Demo Contract over the three-month period of operations and maintenance which is the point in time that the City of Orlando receives the benefit simultaneously to the Company’s performance, which will commence in 2025.

We plan to invoice the City of Orlando in accordance with the contract terms. Invoices are due within thirty days of receipt. At March 31, 2025, we have invoiced and collected $170,000 which is included in unearned revenue. The City of Orlando has the right to cancel the Demo Contract for convenience with a twenty-day written notice but is responsible for paying the Company all amounts owed and outstanding for work performed prior to the effective termination date and costs and expenses incurred by the Company to uninstall, remove, relocate and deliver the AirSCWO system up to a limit of $68,000.

During the three months ended March 31, 2025, we completed a full-scale demonstration for another customer. The contract with this customer included three performance obligations: i) treatability studies, ii) full-scale demonstration and iii) a technical report summarizing the results of the full-scale demonstration.  We have allocated the transaction price of approximately $498,000 among the performance obligations using stand-alone selling price (“SASP”) for the treatability study, cost-plus-margin for the technical report and the residual approach in the case of the full-scale demonstration. Under the residual approach, the stand-alone selling price is estimated after subtracting the sum of the observable SASP allocated to the other performance obligations within the contract. We do not have a history of selling full-scale demonstrations and a technical report separately to our customers.  At March 31, 2025, the delivery of the technical report is the only remaining performance obligation which approximately $72,000 of the contract transaction price has been allocated. We anticipate this performance obligation to be completed in the second quarter of 2025.

During the three months ended March 31, 2025, we recognized as revenue approximately $25,000 and $376,000 for the completion of a treatability study and the full-scale demonstration, respectively. We have not yet billed for the full-scale demonstration and therefore, our unbilled receivables include the $376,000 at March 31, 2025.

Contract costs include all direct material, labor and subcontractor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation. General, selling, and administrative costs are charged to expenses as incurred. At March 31, 2025, we have capitalized an aggregate of $197,043 of costs incurred to date related to the following: (i) third-party costs totaling $60,393 related to the technical report to be delivered on the contract discussed above in the second quarter of 2025, which will be expensed at that time, and (ii) $136,651 of fulfillment related activities for the Demo Contract with the City of Orlando which will be expensed over the three month demonstration period expected to begin in the second quarter of 2025.

At December 31, 2024, contract costs were comprised of the $136,651 fulfillment related activities for the Demo Contract with the City of Orlando.

See further revenue related disclosures in Note 5.

Accrued Contract Loss Provision and Onerous Contracts

Onerous contracts are those where the costs to fulfill a contract exceed the consideration expected to be received under the contract. The revenue standard does not provide guidance on the accounting for onerous contracts or onerous performance obligations. U.S. GAAP contains other applicable guidance on the accounting for onerous contracts, and those requirements should be used to identify and measure onerous contracts.

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

At March 31, 2025, and December 31, 2024, we evaluated the total costs incurred on this contract to date and the estimated costs we anticipate incurring to complete the contract. Based on this analysis, we accrued a total accrued loss provision of $1,000,000 at March 31, 2025 and December 31, 2024, respectively, which has been presented on the accompanying unaudited condensed consolidated balance sheets.  Any changes to the estimated loss provision are reflected within cost of revenues on the accompanying unaudited condensed consolidated statements of operations.

Research and Development Costs

The Company’s research and development costs are expensed in the period in which they are incurred. Such expenditures amounted to $533,587 and $535,147 for the three months ended March 31, 2025 and 2024, respectively.

Loss Per Share

Loss per share is computed in accordance with ASC Topic 260, “Earnings per Share.” Basic weighted-average number of shares of common stock outstanding for the three- months ended March 31, 2025 and 2024 include the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares of common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for all periods presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive. At March 31, 2025 and March 31, 2024, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be antidilutive: options for 16,409,062 and 10,740,250 shares of common stock, 14,675,244 and 1,235,000  of outstanding common stock warrants and unvested restricted stock units of 5,931,576 and 0, respectively.

Reclassifications

We have made certain reclassifications to prior period amounts presented on our consolidated statements of operations to conform to the current period presentation with no impact to net loss or loss per share. These reclassifications consisted of reclassifying $138,586 of stock-based compensation expense from general and administrative expenses to compensation and related expenses.

Recent Accounting Pronouncements - Not Yet Adopted

In December 2023 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). The ASU focuses on income tax disclosures around effective tax rates and cash income taxes paid. ASU 2023-09 requires public business entities to disclose, on an annual basis, a rate reconciliation presented in both dollars and percentages. The guidance requires the rate reconciliation to include specific categories and provides further guidance on disaggregation of those categories based on a quantitative threshold equal to 5% or more of the amount determined by multiplying pretax income (loss) from continuing operations by the applicable statutory rate. For entities reconciling to the US statutory rate of 21%, this would generally require disclosing any reconciling items that impact the rate by 1.05% or more. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024 (generally, calendar year 2025) and effective for all other business entities one year later. Effective January 1, 2025, we adopted ASU 2023-09 on a prospective basis. The adoption of ASU 2023-09 did not  have a material impact on these unaudited condensed consolidated financial statements.

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

Note 3 – Liquidity, Capital Resources and Going Concern

In accordance with ASU No. 2014-15 Presentation of Financial Statements – Going Concern (subtopic 205-40), the Company’s management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. At March 31, 2025, the Company had working capital of $8,734,300 and an accumulated deficit of $32,086,032. For the three months ended March 31, 2025, the Company incurred a net loss of $3,698,414 and used $3,494,477 of net cash in operations for the period. These conditions raise substantial doubt regarding our ability to continue as a going concern.

Presently, the Company will need additional debt or equity financing or a combination of both to continue its operations and meet its financial obligations for at least the next twelve months from the date these unaudited condensed interim consolidated financial statements were issued and beyond. We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. We expect to incur continuing losses and negative cash flows from operations for the foreseeable future.

Since inception, we have financed our operations principally through the sale of debt and equity securities and operating cash flows. We have an at-the-market (ATM) equity offering under which we may issue up to $100 million of common stock, subject to applicable law.   At March 31, 2025, approximately $86,154,000 remains available to be sold in the Company’s at-the-market offerings, subject to various limitations. During the three months ended March 31, 2025 and 2024, we did not use the ATM to raise capital.  The Company is evaluating strategies to obtain the required additional funding for future operations.

During 2024, we closed on an offering of shares of common stock and common stock warrants resulting in net proceeds of approximately $11,393,000.

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

If the Company is unable to raise additional capital, there is a risk that the Company could be required to discontinue or significantly reduce the scope of its operations. These unaudited condensed interim consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Inventory, Net

Inventory, net consists of:

Name	Balance at March 31, 2025	Balance at December 31, 2024
Raw materials	$1,926,554	$1,751,474
Work-in-process	-	-
Less: inventory reserves	(50,000)	(50,000)
Total	$1,876,554	$1,701,474

Note 5 – Revenue

The following is a summary of our revenues by type for the three months ended March 31, 2025 and March 31, 2024:

Name	March 31, 2025%		March 31, 2024%
Equipment revenue	$134,410	25%	$296,096	94%
Service revenue	408,690	75%	19,182	6%
Total	$543,100	100%	$315,278	100%

Unearned Revenue

The following is a summary of our unearned revenue activity for the three months ended March 31, 2025 and year ended December 31, 2024:

Name	Balance at March 31, 2025	Balance at December 31, 2024

Unearned revenue at beginning of the period	$227,683	$130,000
Billings deferred	-	197,683
Refundable deposit returned	-	(100,000)
Recognition of prior unearned revenue	(27,683)	-
Unearned revenue at end of period	$200,000	$227,683

At March 31, 2025 , we anticipate recognizing approximately $170,000 of the unearned revenue in 2025 which has been presented as a current liability at March 31, 2025.  The remaining balance of $30,000 has been classified as a long-term liability as the timing of revenue recognition is unknown.

Unbilled Accounts Receivable

The following is a summary of our unbilled accounts receivable activity for the three months ended March 31, 2025 and the year ended December 31, 2024:

	Balance at	Balance at
Name	March 31, 2025	December 31, 2024
Unbilled accounts receivable at beginning of the period	$1,653,007	$1,494,553
Services performed but not yet billed	510,410	217,666
Services billed	-	(59,212)
Unbilled accounts receivable at end of the period	$2,163,417	$1,653,007

Pursuant to contractual terms with our customers, we anticipate billing the unbilled accounts receivable during our 2025 fiscal year.

Note 6 – Stockholder’ Equity

Issuance of Stock for Services

During the three months ended March 31, 2025, we issued 180,986 fully vested shares of common stock to service providers with a fair value of $66,900 based on the market price of our common stock on date of grant.

During the three months ended March 31, 2024, we issued 3,339 fully vested shares of common stock to a service provider with a fair value of $4,500 based on the market price of our common stock on date of grant.

Common Stock for Stock Option Exercises

During the three months ended March 31, 2025, we issued an aggregate of 200,000 shares of common stock for stock option exercises that resulted in cash proceeds of $24,000.

Stock-based compensation

2021 Plan

The Company has reserved 24,000,000 shares of common stock or common stock equivalents to be issued under our 2021 Equity Incentive Plan (the “2021 Plan”) to the Company’s employees and non-employee services providers.  At March 31, 2025, the Company has issued a total of  18,114,133 stock options and restricted stock units under the 2021 Plan with 5,885,867 reserved shares remaining for issuance.

During the three months ended March 31, 2025, and 2024, the Company recorded stock-based compensation of $460,512 and $183,200, respectively, related to granted options to employees and various consultants expected to vest. During the three months ended March 31, 2025, $428,678 was charged as compensation and related expenses and $31,834 as research and development expenses in the accompanying unaudited condensed consolidated statements of operations. During the three months ended March 31, 2024, $138,586 was charged as compensation and related expenses and $44,614 as research and development expenses in the accompanying unaudited condensed consolidated statements of operations.

Stock Options

Stock option activity for the three months ended March 31, 2025 is summarized as follows:

					Weighted
			Weighted		Average
			Average	Aggregate	Remaining
	Shares		Exercise Price	Intrinsic Value	Contractual Life (Years)
Options outstanding at December 31, 2024	15,843,116	*	$0.94	$3,324,000	5.95
Granted	908,659		0.66	-	-
Exercised	(200,000)		0.12	-	-
Expired/forfeit	(142,713)		2.96	-	-
Options outstanding at March 31, 2025	16,409,062	*	$0.92	$1,274,000	5.98
Options Exercisable at March 31, 2025	8,150,185	*	$0.60	$1,274,000	2.74

*At March 31, 2025 and December 31, 2024, the options outstanding and exercisable include 5,700,00 and 5,900,000 granted in connection with a merger that occurred in 2021, respectively, which were not granted under the 2021 Plan  and include 275,000 of options granted in 2024 pursuant to a legal settlement and were not granted under the 2021 Plan.

During the three months ended March 31, 2025, the options granted were primarily to our Chief Financial Officer and key employees. The weighted average grant-date fair value of the granted options was $0.33.

Of the total options outstanding at March 31, 2025, 3,708,288 of the options include performance conditions. The performance-based options vest as follows: 50% vest upon the achievement of operating profit, as defined in the employment agreements, and 50% upon the achievement of a revenue target of $100 million by the end of fiscal year 2028. The performance-based options with the revenue target begin vesting once the Company achieves $15 million in revenue for a fiscal year. Vesting will occur on January 31 of each year through January 31, 2029. The number of options that vest is based on the proportionate percentage of each fiscal year’s revenue to the $100 million target. For example, if our annual revenue for fiscal year 2026 is $20 million, 20% of the restricted stock units with the revenue performance condition will vest on January 31, 2027.

At March 31, 2025, total unrecognized compensation expense for service based and performance-based options was $3,315,257 and $2,821,770, respectively. The unrecognized service-based expense will be recognized over a weighted-average period of 2.89 years. The unrecognized expense associated with the performance-based options will be expensed when it becomes probable that the performance obligations will be met.

At March 31, 2025, intrinsic value is computed based on the difference between options exercise price and the market price of our common stock at March 31, 2025 of $0.34 per share multiplied by the total common stock options outstanding or exercisable whose market price exceeds the exercise price.

During the three months ended March 31, 2025, 200,000 stock options issued outside of the 2021 Plan were exercised with an exercise price of $0.12 for total proceeds to the Company of $24,000.

The fair value of these options granted were estimated on the date of grant, using the Black-Scholes option-pricing model with the following assumptions:

	March 31,	March 31,
	2025	2024
Expected volatility	67.81 – 69.25%	26.36 – 26.38%
Expected term (years)	6.25 Years	6.25 Years
Risk-free rate	4.14 - 4.51%	4.09 – 4.31%
Dividend rate	0.00%	0.00%

Restricted Stock Units

During the three months ended March 31, 2025, the Company granted an aggregate of 2,382,284 unvested restricted stock units under the 2021 Plan as follows: 617,284 to our Chief Financial Officer (“CFO”) pursuant to an employment agreement and 1,765,000 to non-executive key employees of the Company.

The unvested restricted stock units granted to our CFO consist of 308,642 units with time-based vesting provisions and 308,642 units with performance-based vesting provisions. The performance-based units vest as follows: 50% vest upon the achievement of Operating Profit, as defined in the employment agreements, and 50% upon the achievement of revenue targets between $15 and $100 million by the end of fiscal year 2028. The restricted stock units with the revenue target begin vesting once the Company achieves $15.0 million in revenue for a fiscal year. Vesting will occur on January 31 of each year through January 31, 2029. The number of restricted stock units that vest is based on the proportionate percentage of each fiscal year’s revenue to the $100 million target. For example, if our annual revenue for fiscal year 2026 is $20 million, 20% of the restricted stock units with the revenue performance condition will vest on January 31, 2027. The 1,765,000 restricted stock units granted to non-executive key employees are all time-based vesting and vest as follows: 50% on the one-year grant-date anniversary with the remaining vesting ratably over a period of thirty-six months.

The grant-date fair value of the restricted stock units was determined using the market price of our common stock on the date of grant which ranged from $0.62 to $0.63.

A summary of our outstanding nonvested restricted stock units is as follows:

		Weighted- Average
		Grant Date
	Amount	Fair Value
Nonvested, beginning of the year	3,549,292	$1.23
Granted	2,382,284	0.62
Vested	-	-
Forfeited	-	-
Nonvested, end of the year	5,931,576	$0.98

At March 31, 2025, we have $2,524,952 of unrecognized stock-based compensation associated with the restricted stock units with a performance condition which will be recognized when the performance conditions are probable of being met. At March 31, 2025, the Company had $2,749,402 of unrecognized stock-based compensation associated with the time vesting restricted stock units which will be recognized over a weighted-average period of approximately 3.43 years. During the three months ended March 31, 2025, our stock based compensation associated with the time-based restricted stock units totaled $248,951, of which $216,982 was charged as compensation and related expenses, and $31,969 as research and development expenses in the accompanying unaudited condensed consolidated statements of operations.

Stock Warrants

At March 31, 2025, there were 14,675,244 warrants outstanding which relate to and offering completed in November 2024, where investors were offered one and a half warrants for every one common share purchased in the offering at an exercise price of $1.125 per share.

During the three months ended March 31, 2025 and 2024, no warrants were issued or exercised.

A summary of warrant activity for the three months  ended  March 31, 2025, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding and exercisable at December 31, 2024	14,675,244	1.13	$-	4.88
Issued	-	-	-	-
Exercised	-	-	-	-
Outstanding and exercisable at March 31, 2025	14,675,244	1.13	$-	4.63

Note 7 - Related Party Transactions

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

On March 27, 2024, we executed a supplemental manufacturing and services agreement (the “Supplemental M&S Agreement”) with Merrell Bros. as Merrell Bros. indicated to us their intent to not renew the Original M&S Agreement and we indicated our desire to relocate to a larger manufacturer facility with more square footage dedicated to expanding our manufacturing operations (see Note 9). The Supplemental M&S Agreement became effective on July 7, 2024 and replaced the Original M&S Agreement. Under the Supplemental M&S Agreement, our relationship and the manufacturing services provided by Merrell Bros. will continue an as needed basis based on statements of work to be agreed upon by both parties to fulfill future and current manufacturing orders. The term of the Supplemental M&S Agreement is one year from July 7, 2024 with a one-year renewal upon a mutually executed written extension. Either party may terminate this Supplement M&S Agreement upon written notice of such a termination, specifying the extent to which performance of work is terminated and the effective date of termination. The Supplemental M&S Agreement terminated during the year ended December 31, 2024.

During the three months ended March 31, 2025 and 2024, the Company incurred $0 and $130,321, respectively, in related party expenses related to the manufacturing of our AirSCWO systems. At March 31, 2025 and December 31, 2024, we did not have any outstanding obligations owed to Merrell Bros. for these services.

Note 8 – Commitments and Contingencies

License Agreement

The patented technology underlying 374Water’s supercritical water oxidation (SCWO) units, which was developed principally through the efforts of Messrs. Nagar and Deshusses at the facilities of Duke University, Durham, North Carolina (“Duke”), where Dr. Deshusses is a professor. The SCWO technology is licensed to 374Water pursuant to a worldwide license agreement with Duke executed on April 16, 2021 (the “License Agreement”). In connection with the License Agreement, 374Water also executed an equity transfer Agreement with Duke pursuant to which Duke received a small number of common stock in the Company (See Note 5). Under the terms of the License Agreement, the Company is required to make royalty payments based on a percentage of licensed product sales, as defined in the License Agreement which is triggered by the sale of licensed products. Further, the Company is also required to pay royalties on a percentage of sublicensing fees. The Company will reimburse Duke for any ongoing patent expenses incurred. At March 31, 2025, the Company has not incurred any expenses in connection with this License Agreement. The Company may terminate the license agreement anytime by providing Duke 60 days’ written notice.

Legal Settlement

On November 4, 2024, our former Chief Executive Officer and Chairman of the Board filed a complaint against the Company alleging unpaid wages and a bonus. Management and the board of directors, in consultation with its attorneys, have estimated a potential loss associated with this complaint of approximately $335,000.  At December 31, 2024, we established an accrual for legal settlement of this amount as presented on the consolidated balance sheet.  This legal matter was officially settled on April 2, 2025 for the amount accrued. We have agreed to pay $110,000 of the settlement within ten calendar days of certain conditions being met by the plaintiff, as defined in the settlement agreement, with the remaining settlement being paid in equal statements through December 31, 2025. As of the date of this filling, we have paid the agreed upon $110,000 as all plaintiff conditions were met.

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

Note 9 -   Segment Reporting

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

The significant expenses regularly reviewed by the CODMs are consistent with those reported on the Company's unaudited condensed consolidated statement of operations and expenses are not regularly reviewed on a more disaggregated basis for assessing segment performance and deciding how to allocate resources. The CODMs do not regularly review total assets for our single reportable segment as total assets are not used to assess performance or allocate resources.

 Note 10 - Subsequent Events

On April 13, 2025, the Company appointed Stephen Jones to the Company’s Board of Directors, effective April 14, 2025. Mr. Jones, age 63, is being appointed to the Board of Directors to fill the vacancy on the Board of Directors. From March 2015 through October 2020, Mr. Jones was President, Chief Executive Officer and a director of Covanta Holding Corporation (formerly NYSE: CVA, now owned by private equity) (“Covanta”), a leading global provider of sustainable waste and energy solutions. Prior to joining Covanta in January 2015, Mr. Jones was employed from 1992 through September 2014 by Air Products and Chemicals, Inc. (“Air Products”), a global supplier of industrial gases and equipment. Mr. Jones held a variety of senior-level management positions at Air Products including in the company’s tonnage gases, equipment, energy and industrial chemicals businesses, culminating with his role as Air Products’ China president based at the company’s office in Shanghai. Mr. Jones is a director of Tronox Holdings plc, an industrial and chemical company (NYSE: TROX), and chairman of the board of directors of Badger Infrastructure Solutions Ltd., a Canadian infrastructure solutions company specializing in nondestructive excavation services (TSE: BDGI). Mr. Jones also serves as a special advisor to the supervisory board of Hitachi Zosen Inova AG, a global cleantech company. Prior to joining Air Products in 1992, Mr. Jones practiced corporate law at Dechert LLP in Philadelphia, PA, primarily in the area of mergers and acquisitions.

Pursuant to an employment agreement executed with our Chief Technology Officer on March 31, 2025, our board of directors approved the following equity compensation grant under our 2021 Plan on April 30, 2025:

1,515,152 restricted stock units and 1,515,152 stock options vesting as follows: (a) with respect to 757,576 restricted stock and 757,576 shares subject to stock options, 25% vest on the first anniversary of the CTO’s employment agreement, and the remaining 75% vest in equal increments on the last day of every month thereafter over the following 36 months, subject to the CTO’s continued employment with the Company on each vesting date: and (b) with respect to the remaining 757,576 restricted stock and 757,576 stock options, each vest in accordance with a performance based milestone set forth by the Company and defined in the CTO’s employment agreement. See Note 6 for further disclosures on the performance-related milestones. The stock options have an exercise price of $0.33 and a ten-year contractual term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Readers are cautioned that the statements in this Report that are not descriptions of historical facts may be “forward-looking statements” that are subject to risks and uncertainties. This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are based on the beliefs of our management, as well as on assumptions made by and information currently available to us as of the date of this Report. When used in this Report, the words “plan,” “will,” “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project” and similar expressions are intended to identify such forward-looking statements. Although we believe these statements are reasonable, actual actions, operations and results could differ materially from those indicated by such forward-looking statements as a result of the risk factors included in our 2024 Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 28, 2025 (the “2024 Form 10-K”), or other factors. We must caution, however, that this list of factors may not be exhaustive and that these or other factors, many of which are outside of our control, could have a material adverse effect on us and our ability to achieve our objectives. All forward- looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Critical Accounting Policies

In preparing the condensed consolidated financial statements, we have made estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues, costs, and expenses, and the disclosure of contingent assets and liabilities as in our condensed consolidated financial statements. Actual results may differ from these estimates. A summary of our critical accounting estimates and policies is included in our 2024 Form 10-K under "Management’s Discussion and Analysis of Financial Condition and Results of Operations." During the three months ended March 31, 2025, there have been no significant changes to these estimates and policies previously disclosed in our 2024 Form 10-K. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the unaudited condensed consolidated financial statements included in this Form 10-Q.

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

In the first quarter of fiscal year 2025, 374Water continued to build on the strategic plan implemented in 2024.    During the first quarter, we continued to execute our plan towards reaching critical business milestones. Our first quarter 2025 achievements to date include (i) continuing ruggedizing and optimizing our AirSCWO system to effectively and continuously process a variety of organic waste streams; (ii) preparing our first commercial scale AirSCWO system at the City of Orlando for the Iron Bridge Water Reclamation Facility bio-sludge test; (iii) completing various federal  waste destruction demonstrations; (iv) secured a waste destruction services contract for aqueous film forming firefighting form (“AFFF”) with the University of North Carolina at Chapel Hill Collaboratory; and (v) strengthening our leadership team and organization.

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

Results of Operations

The following table sets forth, for the periods presented, the consolidated statements of operations data, which is derived from the accompanying unaudited condensed consolidated financial statements:

Three Months Ended March 31, 2025, as Compared to the Three Months Ended March 31, 2024

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Revenues	$543,100	$315,278	$227,822	72%
Cost of revenues	404,817	617,298	(212,481)	(34)%
Gross margin	138,283	(302,020)	440,303	(146)%
Operating expenses:
Research and development	533,587	535,147	(1,560)	(0)%
Compensation and related expenses	1,675,865	790,190	885,675	112%
Professional fees	771,901	252,705	519,196	205%
General and administrative	942,440	321,141	621,299	193%
Total operating expenses	3,923,793	1,899,183	2,024,610	107%
Loss from operations	(3,785,510)	(2,201,203)	(1,584,307)	72%
Other income, net	87,096	176,738	(89,642)	(51)%
Loss before income taxes	(3,698,414)	(2,024,465)	(1,673,949)	83%
Provision for income taxes	—	—	—	0%
Net loss	$(3,698,414)	$(2,024,465)	$(1,673,949)	83%

Our business has been focused on the development and commercialization of our supercritical water oxidation (SCWO) systems. We generated $543,100 and $315,278 in revenue from equipment manufacturing services and services, specifically a full-scale demonstration and treatability studies during the three months ending March 31, 2025 and March 31, 2024, respectively. During the three months ended March 31, 2025, we completed a full-scale demonstration for a customer resulting in an increase in our service revenues of $376,000, offset by a decrease in equipment manufacturing revenue of approximately $162,000.  Costs associated with our sold unit have started to decline as we reach the end of our fabrication and testing, which have had a direct correlation to the reduced revenue recognized this period on equipment manufacturing services.

Our general and administrative expenses increased to $942,440 during the three months ended March 31, 2025, as compared to $321,141 in the same period of 2024, primarily because of increased  costs incurred related to relocating to our own short-term manufacturing facility in Florida of approximately $131,000, an increase in depreciation expense of $98,000 due to the capitalization of  our owned unit in the fourth quarter 2024, and an increase in travel and related expenses of $70,000 due to our increased headcount, increase of $73,000 of investor relation expenses and $249,000 of general expenses due to increased headcount and expenses associated with our physical locations.

Our compensation and related expenses increased to $1,675,865 during the three months ended March 31, 2025, as compared to $790,190 in the same period of 2024, primarily because of increased payroll and fringe benefit expenses due to increase in headcount and our executive team and an increase in our stock based compensation of approximately $538,000.

Our professional fees increased to $771,901 during the three months ended March 31, 2025, as compared to $252,705 in the same period of 2024, primarily because of increased legal fees as a result of a litigation settlement and recruiting fees related to the increase in our headcount.

Our research and development expenses decreased to $533,587 during the three months ended March 31, 2025, as compared to $535,147 in the same period of 2024, primarily due to a temporary reduction in personal in this department during the current period, offset by an increase in stock based compensation of approximately $49,000.  We anticipate our research and development expenses to increase as we build up our resources to continue our efforts to commercializing our systems.

Liquidity, Capital Resources and Going Concern

In accordance with ASU No. 2014-15 Presentation of Financial Statements – Going Concern (subtopic 205-40), the Company’s management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. At March 31, 2025, the Company had working capital of $8,734,300 and an accumulated deficit of $32,086,032. For the three months ended March 31, 2025, the Company incurred a net loss of $3,698,414 and used $3,494,477 of net cash in operations for the period. These conditions raise substantial doubt regarding our ability to continue as a going concern.

Presently, the Company will need additional debt or equity financing or a combination of both to continue its operations and meet its financial obligations for at least the next twelve months from the date these unaudited condensed interim consolidated financial statements were issued and beyond. We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. We expect to incur continuing losses and negative cash flows from operations for the foreseeable future.

Since inception, we have financed our operations principally through the sale of debt and equity securities and operating cash flows. We have an at-the-market (ATM) equity offering under which we may issue up to $100 million of common stock, subject to applicable law. During the three months ended March 31, 2025 and 2024, we did not use the ATM to raise capital.  The Company is evaluating strategies to obtain the required additional funding for future operations.

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

If the Company is unable to raise additional capital, there is a risk that the Company could be required to discontinue or significantly reduce the scope of its operations. These unaudited condensed interim consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash Flows

We used $3,494,477 of cash in operating activities for the three months ended March 31, 2025 compared to $2,508,653 of cash used in operating activities for the corresponding period in 2024 an increase of $985,824. The increase in cash used in operating activities was primarily due to the increase in our net loss of $1,673,949, offset by an increase in noncash expenses of $706,811 and increase in operating cash outflows from operating assets and liabilities of $18,686.  The cash used in operations was primarily to fund operations as well as our working capital requirements.

We used $297,322 of cash in investing activities for the three months ended March 31, 2025 compared to receiving $590 of cash used in financing activities for the corresponding period in 2024 an increase of $296,732. The increase in cash used by investing activities for the three months ended March 31, 2025 was primarily due a $297,322 increase in purchases of property and equipment, offset by a decrease of $590 in purchases of intangible assets.

We received $24,000 of cash from financing activities for the three months ended March 31, 2025 compared to $0 cash provided by financing activities for the corresponding period in 2024 an increase of $24,000 This increase was from proceeds received from the exercise of a stock option during the three months ended March 31, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures. Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15I under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective due to the identified material weakness in the Company’s internal controls over financial reporting caused by the lack of full-time resources in our finance and accounting department. As a result of the identified material weaknesses, we are working to establish a remediation plan, which includes additional full-time personnel with the necessary skills and expertise to enhance the Company’s financial and accounting resources and control environment.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective due to material weaknesses in our financial reporting caused by the lack of full-time resources in our finance and accounting department. As a result of the identified material weaknesses, we are working to establish a remediation plan focused on strengthening our internal controls  and hiring full-time personnel with the necessary skills and expertise to enhance the Company’s financial and accounting resources and control environment.

Changes in Internal Control Over Financial Reporting

There have been no other changes in our internal control over financial reporting during the first three months of 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under the “Legal Settlement” section in Note 8 – Commitments and Contingencies, in the notes to the unaudited condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q, is incorporated herein by reference.

Item 1A. Risk Factors.

You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by us or on our behalf. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Cautionary Note Regarding Forward-Looking Statements” and the risks of our businesses described elsewhere in our Form 10-K Report filed with the SEC on March 28, 2025.

Summary of Risk Factors

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

Give the early-stage of our Company, we have limited full-time accounting and financial reporting personnel and other resources with which to address our internal controls and related procedures. We just recently hired a full-time Chief Financial Officer. For the fiscal year ended December 31, 2024, we and our independent registered public accounting firm have identified material weaknesses in our internal controls over financial reporting related due to our ongoing personnel limitations. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. While we are still working to further expand our financial reporting and related personal to support our Chief Financial Officer and internal controls processes, there is no assurance that the actions we are taking or plan to take will give us the results we expect, that our remediation plan will be effective, or that our remediation plan will be completed on the timelines that we expect. See Part I, Item 4 “Controls and Procedures” for further discussion about the material weakness and our remediation activities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) During the fiscal quarter ended March 31, 2025, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

(a)	Exhibits

10.1	Amendment No. 1 to the License Agreement dated as of April 16, 2021 between 374Water Inc. and Duke University

10.2	Employment Agreement dated as of March 31, 2025 between 374Water Inc. and Rajesh Melkote.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMYEXTENSION SCHEMA

101.CAL	XBRL TAXONOMYEXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMYEXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMYEXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMYEXTENSION PRESENTATION LINKBASE

SIGNATURES

In accordance with Section 13(a) or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

374WATER INC

Dated: May 15, 2025	By:	/s/ Christian Gannon
Christian Gannon
Chief Executive Officer

Dated: May 15, 2025	By:	/s/ Russell Kline
Russell Kline
Chief Financial Officer

Exhibit Index

49