Form 10-Q
period 2025-06-30
374Water Inc.
filed 2025-08-12
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGECOMMISSION

Washington D.C. 20549

Form 10-Q

For the Quarterly Period ended June 30, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At August 11, 2025, the issuer had 151,028,287 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

374Water Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

June 30, 2025 (Unaudited) and December 31,2024

	June 30, 2025	December 31, 2024
Assets
Current Assets:
Cash	$2,149,015	$10,651,644
Accounts receivable, net of credit allowance	863,819	269,733
Unbilled accounts receivable	1,879,731	1,653,007
Stock subscription receivables	334,133	-
Other receivables	30,194	43,886
Inventory, net	1,821,812	1,701,474
Contract assets	151,493	136,651
Prepaid expenses	295,070	431,412
Total Current Assets	7,525,267	14,887,807

Property and equipment, net	3,204,896	2,567,571
Intangible assets, net	979,909	1,016,594
Right-of-use asset, net	632,885	691,014
Other assets	15,847	20,847
Total Long-Term Assets	4,833,537	4,296,026
Total Assets	$12,358,804	$19,183,833

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$1,052,529	$906,394
Accrued bonuses	270,000	570,000
Accrued contract loss provision	1,230,000	1,000,000
Accrued legal settlement	-	335,000
Unearned revenue	194,173	197,683
Note payable	9,638	-
Operating lease liability	110,207	101,320
Other liabilities	14,755	17,279
Total Current Liabilities	2,881,302	3,127,676

Unearned revenue, less current portion	30,000	30,000
Note payable, less current portion	36,598	-
Operating lease liability, less current portion	494,191	551,376
Total Long-Term Liabilities	560,789	581,376
Total Liabilities	3,442,091	3,709,052

Stockholders’ Equity
Preferred stock: 50,000,000 shares authorized, par value $0.0001 per share, nil issued and outstanding at June 30, 2025 and December 31, 2024.	-	-
Common stock: 1,000,000,000 common shares authorized, par value $0.0001 per share, 146,482,108 and 144,301,977 shares outstanding at June 30, 2025 and December 31, 2024, respectively	14,647	14,429
Additional paid-in capital	45,566,075	43,845,499
Accumulated deficit	(36,666,480)	(28,387,618)
Accumulated other comprehensive income	2,471	2,471
Total Stockholders’ Equity	8,916,713	15,474,781

Total Liabilities & Stockholders’ Equity	$12,358,804	$19,183,833

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenues	$594,967	$36,821	$1,138,067	$352,099
Cost of revenues	871,333	43,543	1,276,150	660,841
Gross deficit	(276,366)	(6,722)	(138,083)	(308,742)

Operating expenses
Research and development	531,170	566,568	1,064,757	1,101,715
Compensation and related expenses	1,996,387	1,007,005	3,672,252	1,797,695
Professional fees	649,338	615,987	1,421,239	868,692
General and administrative	1,184,689	822,818	2,127,129	1,143,459
Total operating expenses	4,361,584	3,012,378	8,285,377	4,911,561
Loss from operations	(4,637,950)	(3,019,100)	(8,423,460)	(5,220,303)

Other income
Interest income	46,355	74,192	136,065	178,812
Other income	11,147	12,588	8,533	84,706
Total other income	57,502	86,780	144,598	263,518
Net loss before income taxes	(4,580,448)	(2,932,320)	(8,278,862)	(4,956,785)

Provision for income taxes	-	-	-	-

Net loss	$(4,580,448)	$(2,932,320)	$(8,278,862)	$(4,956,785)

Net loss per share - basic and diluted	$(0.03)	$(0.02)	$(0.06)	$(0.04)

Weighted average common shares outstanding - basic and diluted	145,067,430	132,801,137	144,790,199	132,735,552

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water Inc. and Subsidiaries

Condensed Consolidated Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

For the Three and Six Months Ended June 30, 2025	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders' Equity
Balances, December 31, 2024	-	$-	144,301,977	$14,429	$43,845,499	$(28,387,618)	$2,471	$15,474,781
Issuance of shares of common stock for services	-	-	180,986	18	66,882	-	-	66,900
Accretion of stock-based compensation - options	-	-	-	-	460,512	-	-	460,512
Accretion of stock-based compensation - restricted stock	-	-	-	-	248,951	-	-	248,951
Issuance of shares of common stock for option exercise	-	-	200,000	20	23,980	-	-	24,000
Net loss	-	-	-	-	-	(3,698,414)	-	(3,698,414)
Balances, March 31, 2025	-	-	144,682,963	14,467	44,645,824	(32,086,032)	2,471	12,576,730
Issuance of shares of common stock for services	-	-	112,106	11	38,989	-	-	39,000
Accretion of stock-based compensation - options	-	-	-	-	277,330	-	-	277,330
Accretion of stock-based compensation - restricted stock	-	-	-	-	271,749	-	-	271,749
Issuance of vested restricted common stock	-	-	416,333	42	(42)	-	-	-
Issuance of shares of common stock for cash, net of issuance costs	-	-	1,270,706	127	332,225	-	-	332,352
Net loss	-	-	-	-	-	(4,580,448)	-	(4,580,448)
Balances, June 30, 2025	-	$-	146,482,108	$14,647	$45,566,075	$(36,666,480)	$2,471	$8,916,713

For the Three and Six Months Ended June 30, 2024	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2023	-	$-	132,667,107	$13,266	$30,684,943	$(15,953,504)	$2,471	$14,747,176
Issuance of shares of common stock for services	-	-	3,339	-	4,500	-	-	4,500
Accretion of stock-based compensation - options and resticted stock	-	-	-	-	183,200	-	-	183,200
Net loss	-	-	-	-	-	(2,024,465)	-	(2,024,465)
Balances, March 31, 2024	-	$-	132,670,446	$13,266	$30,872,643	$(17,977,969)	$2,471	$12,910,411
Issuance of shares of common stock for services	-	-	243,415	24	338,076	-	-	338,100
Accretion of stock-based compensation - options and resticted stock	-	-	-	-	275,384	-	-	275,384
Stock options issued for legal settlement	-	-	-	-	112,697	-	-	112,697
Issuance of shares of common stock for cash, net of issuance costs	-	-	18,474	2	(25,660)	-	-	(25,658)
Net loss	-	-	-	-	-	(2,932,320)	-	(2,932,320)
Balances, June 30, 2024	-	$-	132,932,335	$13,292	$31,573,140	$(20,910,289)	$2,471	$10,678,614

  The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374WaterInc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2025 and 2024 (Unaudited)

	Six Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,278,862)	$(4,956,785)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	349,374	50,953
Non-cash lease expense	58,129	-
Issuance of common stock for services	105,900	342,600
Stock-based compensation - options and restricted stock	1,258,542	458,584
Gain on legal settlement	-	(22,303)
Increase in inventory reserve	-	50,000
Changes in operating assets and liabilities:
Accounts receivable	(594,086)	7,355
Unbilled accounts receivable	(226,724)	(277,056)
Other receivables	13,692	14,948
Inventory	(120,338)	(608,838)
Contract assets	(14,842)	-
Prepaid expenses	136,342	(275,495)
Other assets	5,000	(15,709)
Accounts payable and accrued expenses	146,135	319,978
Accrued bonus	(300,000)	-
Accrued contract loss provision	230,000	100,000
Accrued legal settlement	(335,000)	-
Unearned revenue	(3,510)	(97,232)
Other liabilities	(2,524)	(25,044)
Operating lease liability	(48,298)	-
Net cash used in operating activities	(7,621,070)	(4,934,044)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(312,830)	(46,093)
Purchases of equipment-in-process	(588,993)	(328,778)
Increase in intangible assets	-	(27,349)
Net cash used in investing activities	(901,823)	(402,220)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on note payable	(1,955)	-
Proceeds from the exercise of options	24,000	-
Net proceeds (issuance costs) from the sale of common stock	(1,781)	(25,658)
Net cash used in financing activities	20,264	(25,658)

Net decrease in cash	(8,502,629)	(5,361,922)

Cash, beginning of period	10,651,644	10,445,404
Cash, end of period	$2,149,015	$5,083,482

Supplemental cash flow disclosures
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure investing activities
Reclassification of inventory to equipment-in-process	$-	$1,819,284
Issuance of restricted common stock to executives	$42	$-
Equipment financed with a note payable	$48,191	$-
Shares issued for stock subscription receivable	$334,133	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Nature of Business and Presentation of Financial Statements

Description of the Company

374Water Inc. (the “Company”, “374Water”, “We”, or “Our”) is a global industrial technology and services company providing innovative solutions addressing global organic waste destruction/treatment and waste management issues within the Municipal, Federal, and Industrial markets.  374Water offers our proprietary AirSCWO system, which is designed to efficiently destroy and mineralize a broad spectrum of non-hazardous and hazardous organic wastes producing safe dischargeable water streams, safe mineral effluent, safe vent gas, and recoverable heat energy.  Importantly, our AirSCWO system eliminates recalcitrant organic wastes without creating waste byproducts. Our AirSCWO system effectively converts solid and liquid wastes such as sewage sludge, biosolids, food waste, hazardous and non-hazardous waste, and forever chemicals (e.g., “per-and polyfluoroalkyl substances” or “PFAS”) into recoverable resources including water, minerals, and heat energy.

Presentation of Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information. It is management’s opinion that the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q and include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Annual Report on Form 10-K of 374Water Inc. as of and for the year ended December 31, 2024, filed with the SEC on March 28, 2025.

The results of operations for the six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the full year or for future periods. The condensed consolidated financial statements include the accounts of 374Water Inc., 374Water Systems Inc, and 374Water Sustainability Israel LTD, currently inactive, each a wholly-owned subsidiary of 374 Water. Intercompany balances and transactions have been eliminated in consolidation.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the fair value of inventory reserve, equity-based compensation, revenue recognition, accrued loss provisions on onerous contracts, useful lives of long-lived assets, and valuation allowance against deferred tax assets.

Receivables

Accounts Receivable, Net

Accounts receivable consist of balances due from equipment and service revenues. The Company monitors accounts receivable and provides allowances when considered necessary based on historical loss patterns, the number of days that billings are past due, an evaluation of the potential risk of loss associated with delinquent accounts, current market conditions and reasonable and supportable forecasts of future economic conditions to form adjustments to historical loss patterns. At June 30, 2025, and December 31, 2024, accounts receivable were considered to be fully collectible but in accordance with the allowance for credit losses, the Company recorded an allowance for credit losses based on a reserve of current and aged receivables which was not significant at June 30, 2025, and December 31, 2024.

Unbilled Accounts Receivable

Unbilled accounts receivable consist of balances due from revenues earned but not yet billed related to one customer contract for an equipment sale. Due to delays we have experienced in completing the equipment manufacturing process and meeting our next contractual milestone, we have not yet been able to bill for certain costs incurred on completing the equipment manufacturing. We anticipate meeting the next contractual milestone and billing this customer prior to December 31, 2025.

Inventory, Net

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. The majority of our inventory is raw materials. Net realizable value is the value of an asset that can be realized upon the sale of the asset, less a reasonable estimate of the costs associated with either the eventual sale or the disposal of the asset in question. We utilize third-party suppliers to produce our products. Costs associated with fabrication, and other costs associated with the manufacturing of products, are recorded as inventory. We periodically evaluate the carrying value of our inventories in relation to estimated forecasts of product demand, which takes into consideration the life cycle of product releases. Further, as we continue to enhance and develop our AirSCWO systems we may replace materials and parts with upgrades to enhance the units. If it is not probable that the replacement part will be used, we establish a reserve against the material or part or dispose of it. When quantities on hand exceed estimated sales forecasts, we perform an analysis to determine if a write-down for such excess inventories is required. Once inventory has been written down, it creates a new cost basis for inventory. Inventories are classified as current assets in accordance with recognized industry practice. Based on our evaluation we estimated an inventory allowance of $50,000 at both June 30, 2025, and December 31, 2024.

Property and Equipment

Property and Equipment is recorded at cost. Depreciation is computed using the straight-line method and the estimated useful life of the asset. Expenses for maintenance and repairs are charged to expense as incurred. Equipment-in-progress consists of costs incurred to build a mobile wastewater treatment unit that is not yet completed as of June 30, 2025; therefore, no depreciation has been taken on this in-process equipment.

The following table presents property and equipment at June 30, 2025, and December 31, 2024:

	June 30, 2025	December 31, 2024
Computers	$19,977	$19,977
Equipment	497,341	366,400
Equipment – Demo System	2,369,827	2,298,666
Vehicles	87,300	59,306
Equipment-in-process	719,916	-
Total property and equipment	3,694,361	2,744,349
Less: accumulated depreciation	(489,465)	(176,778)
Total property and equipment, net	$3,204,896	$2,567,571

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

We are in the process of manufacturing an AirSCWO1 (“AS1”) model that can process 1 metric ton of waste water per day. The AS1 is highly mobile and can be deployed quickly to provide on-site destruction services. As of June 30, 2025, these manufacturing costs have been classified as equipment in-progress.

Depreciation expense is presented as follows in the unaudited condensed consolidated statement of operations:

	Three Months		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Cost of revenues	$41,284	$-	$81,611	$-
General and administrative	125,744	9,278	231,078	16,910
Total depreciation expense	$167,028	$9,278	$312,689	$16,910

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

Significant customers and suppliers are those that account for greater than 10% of the Company’s revenues, purchases, accounts receivable and accounts payable. Three customers made up approximately 76% of total revenues for the six months ended June 30, 2025, and one customer made up 87% of total revenues for the six months ended June 30, 2024.

At June 30, 2025, and December 31, 2024, four customers comprised 94% and three customers accounted for 89% of our outstanding accounts receivable, respectively.

At both June 30, 2025, and December 31, 2024, one customer comprised approximately 100% of  our unbilled receivables. The loss of a significant customer could adversely affect the results of our operations.

During the six months ended June 30, 2024, the Company purchased a substantial portion of manufacturing services from one third party vendor, Merrell Bros Fabrication, LLC (“Merrell Bros.”) (see Note 8).

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

In late 2024, we deployed our Demo System to the City of Orlando’s Iron Bridge Regional Water Reclamation Facility pursuant to a contract executed in March 2024 as part of a full-scale demonstration (the “Demo Contract”). Pursuant to the Demo Contract, the Company is responsible for system design, installation, commissioning and the start-up of the AirSCWO unit at the facility. Further, the Company will operate and maintain the AirSCWO unit for a period of approximately three months. Lastly, the Company will decommission, disassemble and demobilize the AirSCWO unit after the contract period. The Company will receive $812,000 as consideration for the full-scale demonstration.

In accordance with ASC 606-10-25-21, we have concluded that the Demo Contract includes one performance obligation the full-scale demonstration. The system design, site preparation, installation, commissioning and decommissioning represent fulfillment activities versus separate performance obligations. At June 30, 2025 and December 31, 2024, we have accounted for such costs as contract costs under ASC 340-40 (see below). We will recognize revenue on this Demo Contract over the three-month period of operations and maintenance, which is the point in time that the City of Orlando receives the benefit simultaneously to the Company’s performance. We completed our first month of demonstration during the three months ended June 30, 2025 and we recognized $270,667 of service revenue representing one-third of the total contract price. Further, we expensed one-third of the contract costs of $45,550 that had been deferred which have been included in cost of revenues. We anticipate completing the remaining two months of the demonstration in the second half of 2025.

We expect to invoice the City of Orlando in accordance with the contract terms. Invoices are due within thirty days of receipt. At June 30, 2025, we invoiced City of Orlando $361,333, of which we have collected $170,000 and $90,666 of the invoiced amount is included in unearned revenue. The City of Orlando has the right to cancel the Demo Contract for convenience with a twenty-day written notice but is responsible for paying the Company all amounts owed and outstanding for work performed prior to the effective termination date and costs and expenses incurred by the Company to uninstall, remove, relocate and deliver the AirSCWO system up to a maximum amount of $68,000.

During the six months ended June 30, 2025, we completed a full-scale demonstration for another customer. The contract with this customer included three performance obligations: i) treatability studies, ii) full-scale demonstration and iii) a technical report summarizing the results of the full-scale demonstration.  We have allocated the transaction price of approximately $498,000 among the performance obligations using stand-alone selling price (“SASP”) for the treatability study, cost-plus-margin for the technical report and the residual approach in the case of the full-scale demonstration. Under the residual approach, the stand-alone selling price is estimated after subtracting the sum of the observable SASP allocated to the other performance obligations within the contract. We do not have a history of selling full-scale demonstrations and a technical report separately to our customers.  At June 30, 2025, the delivery of the technical report is the only remaining performance obligation, which approximately $72,000 of the contract transaction price has been allocated. We anticipate this performance obligation to be completed in the third quarter of 2025.

Cost of revenues include all direct material, labor and subcontractor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation. General, selling, and administrative costs are charged to expenses as incurred. At June 30, 2025, we have capitalized an aggregate of $151,493 of costs incurred to date related to the following: (i) third-party costs totaling $60,393 related to the technical report to be delivered on the full-scale demonstration contract discussed above in the third quarter of 2025, which will be expensed at that time, and (ii) $91,100 of fulfillment related activities for the Demo Contract with the City of Orlando, which will be expensed over the two month demonstration period remaining on this Demo Contract.

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

At June 30, 2025, and December 31, 2024, we evaluated the total costs incurred on this contract to date and the estimated costs we anticipate incurring to complete the contract. Based on this analysis, we accrued an estimated loss provision of $1,230,000 and $1,000,000 at June 30, 2025 and December 31, 2024, respectively, which has been presented on the accompanying unaudited condensed consolidated balance sheets.  Any changes to the estimated loss provision are reflected within cost of revenues on the accompanying unaudited condensed consolidated statements of operations.

Research and Development Costs

The Company’s research and development costs are expensed in the period in which they are incurred. Such expenditures amounted to $1,064,757 and $1,101,715 for the six months ended June 30, 2025 and 2024, respectively, and $531,170 and $566,568, for the three months ended June 30, 2025, and 2024, respectively.

Loss Per Share

Loss per share is computed in accordance with ASC Topic 260, “Earnings per Share.” Basic weighted-average number of shares of common stock outstanding for the six months ended June 30, 2025 and 2024 include the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares of common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for all periods presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive. At June 30, 2025 and June 30, 2024, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be antidilutive: options for 17,515,502 and 15,999,370 shares of common stock, 14,675,244 and 1,235,000 outstanding common stock warrants, and unvested restricted stock units of 6,212,819 and 2,962,000, respectively.

Reclassifications

We have made certain reclassifications to prior period amounts presented on our unaudited consolidated statements of operations to conform to the current period presentation with no impact to net loss or loss per share. These reclassifications consisted of reclassifying $229,680 and $368,266 of stock-based compensation expense from general and administrative expenses to compensation and related expenses for the three and six months ended June 30, 2024, respectively.

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

Note 3 – Liquidity, Capital Resources and Going Concern

In accordance with ASU No. 2014-15 Presentation of Financial Statements – Going Concern (subtopic 205-40), the Company’s management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. At June 30, 2025, the Company had working capital of $4,643,965 and an accumulated deficit of $36,666,480. For the six months ended June 30, 2025, the Company incurred a net loss of $8,278,862 and used $7,621,070 of net cash in operations for the period. These conditions raise substantial doubt regarding our ability to continue as a going concern.

Presently, the Company will need additional debt or equity financing or a combination of both to continue its operations and meet its financial obligations for at least the next twelve months from the date these unaudited condensed interim consolidated financial statements were issued and beyond. We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. We expect to incur continuing losses and negative cash flows from operations for the foreseeable future. We do not believe we have sufficient cash on hand or cash flows from operations to fund our obligations over the next twelve months and will need additional capital from debt or equity financing to fund our operations.

Since inception, we have financed our operations principally through the sale of debt and equity securities and operating cash flows. We have an “at-the-market” (ATM) equity offering under which we may issue up to $15.1 million of common stock, subject to applicable law. At June 30, 2025, approximately $14.6 million remains available to be sold in the Company’s at-the-market offerings, subject to various limitations. During the six months ended June 30, 2025, we raised approximately $332,400 of net proceeds from the issuance  of shares of common stock through the ATM.  At June 30, 2025, we had a stock subscription receivable of approximately $334,000 from gross proceeds from the ATM that were not received until July 2025.  The Company is evaluating strategies to obtain the required additional funding for future operations.

In November 2024, we closed on an offering of shares of common stock and common stock warrants resulting in net proceeds of approximately $11,393,000.

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

Note 4 – Inventory, Net

Inventory, net consists of:

Name	Balance at June 30, 2025	Balance at December 31, 2024
Raw materials	$1,871,812	$1,751,474
Less: inventory reserves	(50,000)	(50,000)
Total	$1,821,812	$1,701,474

Note 5 – Revenues and Contract Balances

The following is a summary of our revenues by type for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended
Name	June 30, 2025%		June 30, 2024%
Equipment revenue	$84,814	14%	$9,773	27%
Service revenue	510,153	86%	27,048	73%
Total	$594,967	100%	$36,821	100%

	Six Months Ended
Name	June 30, 2025%		June 30, 2024%
Equipment revenue	$219,224	19%	$305,869	87%
Service revenue	918,843	81%	46,230	13%
Total	$1,138,067	100%	$352,099	100%

Unbilled Accounts Receivable

The following is a summary of our unbilled accounts receivable activity for the six months ended June 30, 2025 and the year ended December 31, 2024:

	Balance at	Balance at
Name	June 30, 2025	December 31, 2024
Unbilled accounts receivable at beginning of the period	$1,653,007	$1,494,553
Services performed but not yet billed	602,724	217,666
Services billed	(376,000)	(59,212)
Unbilled accounts receivable at end of the period	$1,879,731	$1,653,007

Pursuant to contractual terms with our customers, we anticipate billing the unbilled accounts receivable during our 2025 fiscal year.

Contract Assets

The following is a summary of our contract assets activity for the six months ended June 30, 2025 and the year ended December 31, 2024:

	Balance at June 30,	Balance at December 31,
	2025	2024
Contract assets at beginning of period	$136,651	$-
Contract costs deferred	60,392	136,651
Contract costs expensed	(45,550)	-
Contract assets at end of period	$151,493	$136,651

Unearned Revenue

The following is a summary of our unearned revenue activity for the six months ended June 30, 2025 and year ended December 31, 2024:

Name	Balance at June 30, 2025	Balance at December 31, 2024

Unearned revenue at beginning of the period	$227,683	$130,000
Billings deferred	103,507	197,683
Refundable deposit returned	-	(100,000)
Recognition of prior unearned revenue	(107,017)	-
Unearned revenue at end of period	$224,173	$227,683

At June 30, 2025 , we anticipate recognizing approximately $194,000 of the unearned revenue in 2025 which has been presented as a current liability at June 30, 2025.  The remaining balance of $30,000 has been classified as a long-term liability as the timing of revenue recognition is unknown.

Note 6 – Note Payable

During the six months ended June 30, 2025, we purchased approximately $48,200 of equipment with a note payable. The note bears interest at 10.75% and requires fixed payments of principal and interest of $1,042 for sixty months. As of June 30, 2025, the outstanding principal balance was $46,236 of which $9,638 will be repaid within the next twelve months and has been presented as a current liability.

At June 30, 2025, future principal payments on the note for the year ended December 31, will be as follows:

2025 (remaining)	$3,815
2026	8,270
2027	9,204
2028	10,244
2029	11,401
Thereafter	3,302
$46,236

Note 7 – Stockholders’ Equity

Authorized Shares

On June 11, 2025, the Company filed a certificate of amendment to its amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to increase the authorized shares of common stock from 200,000,000 to 1,000,000,000. This amendment was approved by the Company’s stockholders at the Annual Meeting. There were no changes to the authorized preferred stock which remains at 50,000,000 shares.

Common Stock Sales

On June 6, 2025, the Company entered into a sales agreement (the "2025 Sales Agreement") with Lake Street Capital Markets, LLC (“Lake Street”) as sales agent, pursuant to which the Company may offer and sell, from time to time, shares of the Company's common stock, having an aggregate offering price of up to $15.1 million (the “2025 ATM Shares”). The 2025 Sales Agreement replaces the prior sales agreement entered into between the Company and Jefferies LLC dated as of December 21, 2022 (the “2022 Sales Agreement”).

Sales of common stock, if any, will be made at market prices by any method permitted by law deemed to be an “at-the-market” (ATM) offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Company has no obligation to sell any shares of common stock under the open market sale agreement and may at any time suspend offers under the 2025 Sales Agreement, in whole or in part, or terminate the 2025 Sales Agreement.

During the six months ended June 30, 2025, a total of 1,270,706 shares of common stock were sold pursuant to the 2025 Sales Agreement offering resulting in gross proceeds of approximately $477,100, and issuance costs of approximately $144,700 consisting of approximately $49,300 in commissions and sale agent fees, and approximately $95,400 of accounting and legal fees for net proceeds of approximately $332,400.   As of June 30, 2025, approximately $334,000 of the gross proceeds remained unpaid and were received in July 2025 which have been presented as stock subscription receivables on the accompanying consolidated balance sheet. As of June 30, 2025, a total of 1,270,706 shares of common stock have been sold pursuant to the open market sale agreement and approximately $14.6 million remains available on the 2025 Sales Agreement.

 During the six months ended June 30, 2024, a total of 18,474 shares of common stock were sold pursuant to the 2022 Sales Agreement resulting in gross proceeds of approximately $24,000, and issuance costs consisting of approximately $600 in commission fees and approximately $49,100 of accounting and legal fees for net equity issuance costs of approximately $25,700.

Issuance of Stock for Services

During the six months ended June 30, 2025, we issued 293,092 fully vested shares of common stock to service providers with a fair value of $105,900 based on the market price of our common stock on date of grant.

During the six months ended June 30, 2024, we issued 6,754 fully vested shares of common stock to a service provider with a fair value of $9,000 based on the market price of our common stock on date of grant.

During the six months ended June 30, 2024, we issued an aggregate of 240,000 fully vested shares of restricted common stock to our board of directors with a fair value of $333,600 based on the market price of our common stock on the date of grant.

Common Stock for Stock Option Exercises

During the six months ended June 30, 2025, we issued an aggregate of 200,000 shares of common stock for a stock option exercise that resulted in cash proceeds of $24,000.

Fully Vested Restricted Stock

During the six months ended June 30, 2025, certain executives and key employees vested in time-based restricted stock resulting in the Company issuing 416,333 shares of common stock.

Stock-based compensation

2021 Plan

The Company has reserved 36,150,000 (increased from 24,000,000 at the Company’s Annual Shareholder Meeting on June 11, 2025) shares of common stock or common stock equivalents to be issued under our 2021 Equity Incentive Plan (the “2021 Plan”) to the Company’s employees and non-employee services providers.  At June 30, 2025, the Company has issued a total of 19,725,118 stock options and restricted stock units under the 2021 Plan with 16,424,882 reserved shares remaining for issuance.

Stock-based compensation expense related to stock options and restricted stock units expected to vest is presented as follows in the condensed unaudited consolidated financial statements:

	Three Months		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Research and development	$64,837	$45,704	$128,640	$90,318
Compensation and related expenses	484,241	229,680	1,129,902	368,266
Total expense	$549,078	$275,384	$1,258,542	$458,584

Stock Options

Stock option activity for the six months ended June 30, 2025 is summarized as follows:

					Weighted
			Weighted		Average
			Average	Aggregate	Remaining
	Shares		Exercise Price	Intrinsic Value	Contractual Life (Years)
Options outstanding at December 31, 2024	15,843,116	*	$0.94	$3,324,000	5.95
Granted	908,659		0.66	-	-
Exercised	(200,000)		0.12	-	-
Expired/forfeit	(142,713)		2.96	-	-
Options outstanding at March 31, 2025	16,409,062		$0.92	$1,274,000	5.98
Granted	1,715,152		0.29	-	-
Exercised	-		-	-	-
Expired/forfeit	(608,712)		$0.84	-	-
Options outstanding at June 30, 2025	17,515,502	*	$0.86	$1,210,855	5.99
Options Exercisable at June 30, 2025	8,960,030	*	$0.66	$1,160,000	3.08

*At June 30, 2025 and December 31, 2024, the options outstanding and exercisable include 5,700,000 and 5,900,000 granted in connection with a merger that occurred in 2021, respectively, which were not granted under the 2021 Plan and include 275,000 of options granted in 2024 pursuant to a legal settlement and were not granted under the 2021 Plan.

During the six months ended June 30, 2025, the options granted were primarily to our Chief Financial Officer (“CFO”), Chief Technology Officer (“CTO”) and other non-executive key employees. The weighted average grant-date fair value of the granted options was $0.24.

Of the total options outstanding at June 30, 2025, 4,465,864 of the options include performance conditions. The performance-based options vest as follows: 50% vest upon the achievement of operating profit, as defined in the employment agreements, and 50% upon the achievement of a revenue target of $100 million by the end of fiscal year 2028. The performance-based options with the revenue target begin vesting once the Company achieves $15 million in revenue for a fiscal year. Vesting will occur on January 31 of each year through January 31, 2029. The number of options that vest is based on the proportionate percentage of each fiscal year’s revenue to the $100 million target. For example, if our annual revenue for fiscal year 2026 is $20 million, 20% of the restricted stock units with the revenue performance condition will vest on January 31, 2027. The remaining outstanding options vest over time generally over a four-year vesting period.

At June 30, 2025, total unrecognized compensation expense for service based and performance-based options was $3,387,173 and $2,898,790, respectively. The unrecognized service-based expense will be recognized over the option vesting period of four years through April 2029. The unrecognized expense associated with the performance-based options will be expensed when it becomes probable that the performance obligations will be met.

At June 30, 2025, intrinsic value is computed based on the difference between exercise price of the option and the market price of our common stock at June 30, 2025 of $0.32 per share multiplied by the total common stock options outstanding or exercisable whose exercise price is less than the market price.

During the three months ended June 30, 2025, 200,000 stock options issued outside of the 2021 Plan were exercised with an exercise price of $0.12 for total proceeds to the Company of $24,000.

The fair value of these options granted were estimated on the date of grant, using the Black-Scholes option-pricing model with the following assumptions:

	June 30,	June 30,
	2025	2024
Expected volatility	67.81 – 71.56%	26.21 – 26.38%
Expected term (years)	6.25	6.25
Risk-free rate	4.00 - 4.51%	4.09 – 4.65%
Dividend rate	0.00%	0.00%

Restricted Stock Units

During the six months ended June 30, 2025, the Company granted an aggregate of 3,139,860 unvested restricted stock units under the 2021 Plan to the CFO, CTO and other non-executive key employees of the Company.

The unvested restricted stock units granted to our CFO and CTO consist of an aggregate of 687,430 units with time-based vesting provisions over four years and 687,430 units with performance-based vesting provisions. The performance-based units vest as follows: 50% vest upon the achievement of Operating Profit, as defined in the employment agreements, and 50% upon the achievement of revenue targets between $15 and $100 million by the end of fiscal year 2028. The restricted stock units with the revenue target begin vesting once the Company achieves $15.0 million in revenue for a fiscal year. Vesting will occur on January 31 of each year through January 31, 2029. The number of restricted stock units that vest is based on the proportionate percentage of each fiscal year’s revenue to the $100 million target. For example, if our annual revenue for fiscal year 2026 is $20 million, 20% of the restricted stock units with the revenue performance condition will vest on January 31, 2027. The 1,765,000 restricted stock units granted to non-executive key employees are all time-based vesting and vest as follows: 50% on the one-year grant-date anniversary with the remaining vesting ratably over a period of thirty-six months.

The grant-date fair value of the restricted stock units was determined using the market price of our common stock on the date of grant which ranged from $0.33 to $0.63.

A summary of our outstanding nonvested restricted stock units as of June 30, 2025 is as follows:

		Weighted- Average
		Grant Date
	Amount	Fair Value
Nonvested, beginning of the year	3,549,292	$1.23
Granted	3,139,860	0.55
Vested	(416,333)	1.26
Forfeited	(60,000)	0.62
Nonvested, end of the year	6,212,819	$0.89

At June 30, 2025, we have $2,649,952 of unrecognized stock-based compensation associated with the restricted stock units with a performance condition, which will be recognized when the performance conditions are probable of being met. At June 30, 2025, the Company had $2,546,161 of unrecognized stock-based compensation associated with the time-based vesting restricted stock units which will be recognized over a weighted-average period of approximately 3.19 years.

Stock-based compensation expense related to time-based restricted stock units expected to vest is presented as follows in the condensed unaudited consolidated financial statements:

	Three Months		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Research and development	$38,363	$-	$70,332	$-
Compensation and related expenses	233,386	73,340	450,368	73,340
Total expense	$271,749	$73,340	$520,700	$73,340

Stock Warrants

At June 30, 2025, there were 14,675,244 warrants outstanding which relate to an offering completed in November 2024, where investors were offered one and a half warrants for every one common share purchased in the offering at an exercise price of $1.125 per share.

During the six months ended June 30, 2025 and 2024, no warrants were issued or exercised.

A summary of warrant activity for the six months ended  June 30, 2025, is as follows:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life (Years)
Warrants outstanding at December 31, 2024	14,675,244	$1.13	$-	4.88
Granted	-	-	-	-
Expired/forfeit	-	-	-	-
Warrants outstanding at March 31, 2025	14,675,244	$1.13		4.63
Granted	-	-	-	-
Expired/forfeit	-	-	-	-
Warrants outstanding at June 30, 2025	14,675,244	$1.13
Warrants exercisable at June 30, 2025	14,675,244	$1.13	$-	4.39

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

On March 27, 2024, we executed a supplemental manufacturing and services agreement (the “Supplemental M&S Agreement”) with Merrell Bros. as Merrell Bros. indicated to us their intent to not renew the Original M&S Agreement and we indicated our desire to relocate to a larger manufacturer facility with more square footage dedicated to expanding our manufacturing operations . The Supplemental M&S Agreement became effective on July 7, 2024 and replaced the Original M&S Agreement. Under the Supplemental M&S Agreement, our relationship and the manufacturing services provided by Merrell Bros. would continue an as needed basis based on statements of work to be agreed upon by both parties to fulfill future and current manufacturing orders. The Supplemental M&S Agreement terminated during the year ended December 31, 2024. Merrell Bros. is no longer considered a related party.

During the six months ended June 30, 2025 and 2024, the Company incurred $0 and $272,031, respectively, in related party expenses related to the manufacturing of our AirSCWO systems. At June 30, 2025 and December 31, 2024, we did not have any outstanding obligations owed to Merrell Bros. for these services.

Note 9 – Commitments and Contingencies

License Agreement

The patented technology underlying 374Water’s supercritical water oxidation (SCWO) units, which was developed principally through the efforts of Messrs. Nagar and Deshusses at the facilities of Duke University, Durham, North Carolina (“Duke”), where Dr. Deshusses is a professor. The SCWO technology is licensed to 374Water pursuant to a worldwide license agreement with Duke executed on April 16, 2021 (the “License Agreement”). In connection with the License Agreement, 374Water also executed an equity transfer Agreement with Duke pursuant to which Duke received a small number of common stock in the Company (See Note 5). Under the terms of the License Agreement, the Company is required to make royalty payments based on a percentage of licensed product sales, as defined in the License Agreement which is triggered by the sale of licensed products. Further, the Company is also required to pay royalties on a percentage of sublicensing fees. The Company will reimburse Duke for any ongoing patent expenses incurred. At June 30, 2025, the Company has not incurred any expenses in connection with this License Agreement. The Company may terminate the license agreement anytime by providing Duke 60 days’ written notice.

 Legal Settlement

On November 4, 2024, our former Chief Executive Officer and Chairman of the Board filed a complaint against the Company alleging unpaid wages and a bonus. Management and the board of directors, in consultation with its attorneys, have estimated a potential loss associated with this complaint of approximately $335,000.  At December 31, 2024, we established an accrual for legal settlement of this amount as presented on the consolidated balance sheet.  This legal matter was officially settled on April 2, 2025 for the amount accrued. We agreed to pay $110,000 of the settlement within ten calendar days of certain conditions being met by the plaintiff, as defined in the settlement agreement, with the remaining settlement being paid in equal payments through December 31, 2025. As of the date of this filling, we have paid the agreed upon $110,000 as all plaintiff conditions were met, as well as an additional $105,883 in bimonthly payments.

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

Note 10 - Segment Reporting

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

 Note 11 - Subsequent Events

On July 8, 2025, the Company submitted a request to the Nasdaq Stock Market LLC (“Nasdaq”) for a 180-day extension to regain compliance with Nasdaq Listing Rule 5550(a)(2), which requires a closing bid price for the Company’s common stock of at least $1.00 (the “Minimum Bid Price Requirement”) per share for the continued listing on the Nasdaq market.  The previous 180-day compliance period ended July 14, 2025.  On July 15, 2025, the Company received a letter from the Nasdaq advising that the Company had been granted a 180-day extension, or until January 12, 2026, to regain compliance with the Minimum Bid Price Requirement.

On July 18, 2025, the Company executed a warrant purchase agreement with the largest investor in the November 2024 offering of common stock and warrants (see Note 7).  The total warrants held by the investor of 6,000,000 were purchased by the Company at a price of $0.10833 for total cash consideration of $649,980.

Subsequent to June 30, 2025, through the date of this file, we have sold approximately 4,546,000 shares of common stock through our ATM and received cash proceeds of approximately $956,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Readers are cautioned that the statements in this Report that are not descriptions of historical facts may be “forward-looking statements” that are subject to risks and uncertainties including, without limitation, statements regarding our business, results of operations and financial condition, our business and growth strategy, plans and prospects, our working capital levels and liquidity, including our ability to service any indebtedness and our reliance on government contracts, our relationship with significant suppliers, manufacturers and vendors, our ability to obtain new customers and retain existing significant customers, and develop, commercialize and scale our products, our research and development expenses, our timing and likelihood of success, macroeconomic, industry, market and technology trends, the governmental laws and regulations that we are subject to, potential exposure to litigation, and plans and objectives of management for future operations and results. This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are based on the beliefs of our management, as well as on assumptions made by and information currently available to us as of the date of this Report. When used in this Report, the words “plan,” “will,” “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project” and similar expressions are intended to identify such forward-looking statements. Although we believe these statements are reasonable, actual actions, operations and results could differ materially from those indicated by such forward-looking statements as a result of the risk factors included in our 2024 Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 28, 2025 (the “2024 Form 10-K”), or other factors. We must caution, however, that this list of factors may not be exhaustive and that these or other factors, many of which are outside of our control, could have a material adverse effect on us and our ability to achieve our objectives. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Critical Accounting Policies

In preparing the condensed consolidated financial statements, we have made estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues, costs, and expenses, and the disclosure of contingent assets and liabilities as in our condensed consolidated financial statements. Actual results may differ from these estimates. A summary of our critical accounting estimates and policies is included in our 2024 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” During the three months ended June 30, 2025, there have been no significant changes to these estimates and policies previously disclosed in our 2024 Form 10-K. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the unaudited condensed consolidated financial statements included in this Form 10-Q.

Overview

374Water Inc. (the “Company”, “374Water”, “We”, or “Our”) is a global industrial technology and services company providing innovative solutions addressing global organic waste destruction/treatment and waste management issues within the Municipal, Federal, and Industrial markets.  374Water offers our proprietary AirSCWO system, which is designed to efficiently destroy and mineralize a broad spectrum of non-hazardous and hazardous organic wastes producing safe dischargeable water streams, safe mineral effluent, safe vent gas, and recoverable heat energy.  Importantly, our AirSCWO system eliminates recalcitrant organic wastes without creating waste byproducts. Our AirSCWO system effectively converts solid and liquid wastes such as sewage sludge, biosolids, food waste, hazardous and non-hazardous waste, and forever chemicals (e.g., “per-and polyfluoroalkyl substances” or “PFAS”) into recoverable resources including water, minerals, and heat energy.

During the first half of 2025, we continued to execute our plan towards reaching critical business milestones. Our first half of  2025 achievements to date include (i) continuing ruggedizing and optimizing our AirSCWO system to effectively and continuously process a variety of organic waste streams; (ii) completing first phase  of demonstration and bio-sludge processing using our first commercial scale AirSCWO system at the City of Orlando Iron Bridge Water Reclamation Facility; (iii) completing various federal  waste destruction demonstrations; (iv) securing a waste destruction services contract for aqueous film forming firefighting form (“AFFF”) with the University of North Carolina at Chapel Hill Collaboratory; and (v) strengthening our leadership team and organization.

Results of Operations

The following table sets forth, for the periods presented, the consolidated statements of operations data, which is derived from the accompanying unaudited condensed consolidated financial statements:

Three Months Ended June 30, 2025, as Compared to the Three Months Ended June 30, 2024

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Revenues	$594,967	$36,821	$558,146	1,516%
Cost of revenues	871,333	43,543	827,790	1,901%
Gross deficit	(276,366)	(6,722)	(269,644)	4,011%
Operating expenses:
Research and development	531,170	566,568	(35,398)	(6)%
Compensation and related expenses	1,996,387	1,007,005	988,882	98%
Professional fees	649,338	615,987	33,351	5%
General and administrative	1,184,689	822,818	362,371	44%
Total operating expenses	4,361,584	3,012,378	1,349,206	45%
Loss from operations	(4,637,950)	(3,019,100)	(1,618,850)	54%
Other income, net	57,502	86,780	(29,278)	(34)%
Loss before income taxes	(4,580,448)	(2,932,320)	(1,648,128)	56%
Provision for income taxes	—	—	—	0%
Net loss	$(4,580,448)	$(2,932,320)	$(1,648,128)	56%

Our business has been focused on the development and commercialization of our supercritical water oxidation (SCWO) systems and bench and full-scale demonstrations. During the six months ended June 30, 2025, we generated $594,967 in revenue from equipment manufacturing and services, specifically full-scale demonstrations and treatability studies, compared to $36,821 of revenues during the three months ended June 30, 2024. The approximate $558,000 increase in revenues is primarily due to an increase in equipment revenues of approximately $85,000, an increase in our bench scale treatability studies of approximately $202,000 and an increase in our full-scale demonstration service revenues as we completed one month of demonstration and wastewater processing under our City of Orlando contract resulting in approximately $271,000 of revenues during the three months ended June 30, 2025.

Cost of revenues include all direct material, labor and subcontractor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation. The increase in our cost of revenues is directly attributable to the increase in our revenues as well as a $230,000 increase in our estimated accrued loss provision on our equipment contract during the six months ended June 30, 2025.

Our research and development expenses decreased to $531,170 during the three months ended June 30, 2025, as compared to $566,568 in the same period of 2024, a decrease of approximately $35,000 primarily due to a temporary reduction in personal in this department during the current period to focus on our revenue generating activities, partially offset by an increase in stock-based compensation of approximately $19,000.  We anticipate our research and development expenses to increase as we build up our resources to continue our efforts to commercialize our systems.

Our compensation and related expenses increased to $1,996,387 during the three months ended June 30, 2025, as compared to $1,007,005 in the same period of 2024, an increase of approximately $989,000 primarily because of increased payroll and fringe benefit expenses of $734,000 due to a significant increase in headcount and our executive team and an increase in our stock-based compensation of approximately $255,000.

Our professional fees slightly increased to $649,338 during the three months ended June 30, 2025, as compared to $615,987 in the same period of 2024, an increase of approximately $33,000 primarily because of an increase in recruiting services of approximately $439,000 due to increased headcount in our operations department and the replacement of a board of director, an increase in accounting and audit related fees of approximately $15,000, offset by a decrease in legal fees of approximately $421,000. .

Our general and administrative expenses increased to $1,184,689 during the three months ended June 30, 2025, as compared to $822,818  in the same period of 2024, an increase of approximately $362,000 primarily because of an increase in depreciation expense of approximately $116,00 due to the capitalization of  our owned unit in the fourth quarter 2024, an increase in travel and related expenses of approximately $164,000 due to our increased headcount, and an increase of approximately $82,000 in general administrative expenses.

Six Months Ended June 30, 2025, as Compared to the Six Months Ended June 30, 2024

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Revenues	$1,138,067	$352,099	$785,968	223%
Cost of revenues	1,276,150	660,841	615,309	93%
Gross deficit	(138,083)	(308,742)	170,659	(55)%
Operating expenses:
Research and development	1,064,757	1,101,715	(36,958)	(3)%
Compensation and related expenses	3,672,252	1,797,695	1,874,557	104%
Professional fees	1,421,239	868,692	552,547	64%
General and administrative	2,127,129	1,143,459	983,670	86%
Total operating expenses	8,285,377	4,911,561	3,373,816	69%
Loss from operations	(8,423,460)	(5,220,303)	(3,203,157)	61%
Other income, net	144,598	263,518	(118,920)	(45)%
Loss before income taxes	(8,278,862)	(4,956,785)	(3,322,077)	67%
Provision for income taxes	—	—	—	0%
Net loss	$(8,278,862)	$(4,956,785)	$(3,322,077)	67%

Our business has been focused on the development and commercialization of our supercritical water oxidation (SCWO) systems and bench and full-scale demonstrations. Our revenues increased to $1,138,067 during the six months ended June 30, 2025 compared to $352,099 in the previous period. The approximate $786,000 increase in revenues is primarily due to an increase in service revenues of approximately $873,000 from the completion of two full-scale demonstrations, which generated approximately $474,000 of revenues, the completion of one month of demonstration and wastewater processing under our City of Orlando contract, which generated approximately $271,000 of revenues, and the completion of bench scale treatability studies, which generated approximately $174,000 of revenues compared to approximately $46,000 during the six months ended June 30, 2024, an increase of approximately $128,000. These increases were offset with a decrease in our equipment revenue of approximately $87,000.

Cost of revenues include all direct material, labor and subcontractor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation. The increase in our cost of revenues is directly attributable to the increase in our revenues as well as a $230,000 increase in our estimated accrued loss provision on our equipment contract recording during the six months ended June 30, 2025.

Our research and development expenses decreased to $1,064,757, during the six months ended June 30, 2025, as compared to $1,101,715 in the same period of 2024, primarily due to a temporary reduction in personnel in this department during the current period to focus on our revenue generating activities, partially offset by an increase in stock based compensation of approximately $38,000.  We anticipate our research and development expenses to increase as we build up our resources to continue our efforts to commercialize our systems.

Our compensation and related expenses increased to $3,672,252 during the six months ended June 30, 2025, as compared to $1,797,695 in the same period of 2024, an increase of approximately $1,875,000, primarily from increased payroll and fringe benefit expenses of $1,113,000 due to a significant increase in headcount and our executive team and an increase in our stock-based compensation of approximately $762,000.

Our professional fees  increased to $1,421,239 during the six months ended June 30, 2025, as compared to $868,692 in the same period of 2024, an increase of approximately $553,000 primarily from an increase in recruiting services of approximately $634,000 due to headcount increases in our operations department and the replacement of a board of director, and an increase in accounting and auditing fees of approximately $78,000, offset by a  decrease in legal fees of approximately $159,000, .

Our general and administrative expenses increased to $2,127,129 during the six months ended June 30, 2025, as compared to $1,143,459 in the same period of 2024, an increase of approximately $984,000. This increase is primarily because of an increase in depreciation expense of approximately $214,000 due to the capitalization of  our owned unit in the fourth quarter of 2024, an increase in investor and public relations services of $97,000, an increase in rent expense of approximately $57,000 from our North Carolina lab lease which commenced in October 2024, an increase in travel and related expenses of approximately $233,000 due to our increased headcount, an increase in relocation expenses of approximately $161,000 as we moved our manufacturing and operations locations to Florida and an increase of approximately $222,000 in general administrative expenses.

Liquidity, Capital Resources and Going Concern

In accordance with ASU No. 2014-15 Presentation of Financial Statements – Going Concern (subtopic 205-40), the Company’s management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. At June 30, 2025, the Company had working capital of $4,643,965 and an accumulated deficit of $36,666,480. For the six months ended June 30, 2025, the Company incurred a net loss of $8,278,862 and used $7,621,070 of net cash in operations for the period. These conditions raise substantial doubt regarding our ability to continue as a going concern.

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

Since inception, we have financed our operations principally through the sale of debt and equity securities and operating cash flows. We have an “at-the-market” (ATM) equity offering under which we may issue up to $15.1 million of common stock, subject to applicable law. During the six months ended June 30, 2025, we raised approximately $332,400 of net proceeds from the sale of shares of common stock through the ATM.  The Company is evaluating strategies to obtain the required additional funding for future operations.

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

Cash Flows

We used $7,621,070 of cash in operating activities for the six months ended June 30, 2025 compared to $4,934,044 of cash used in operating activities for the corresponding period in 2024, an increase of $2,687,026. The increase in cash used in operating activities was primarily due to the increase in our net loss of $3,322,077 and increase in operating cash outflows from changes in operating assets and liabilities of $257,060 partially offset by an increase in noncash expenses of $892,111.  The cash used in operations was primarily to fund operations as well as our working capital requirements.

We used $901,823 of cash in investing activities for the six months ended June 30, 2025 compared to $402,220 of cash used in investing activities for the corresponding period in 2024, an increase of $499,603. The increase in cash used by investing activities for the six months ended June 30, 2025 was primarily due to a $526,952 increase in purchases of property and equipment and equipment-in-process, partially offset by a decrease of $27,349 in purchases of intangible assets.

We received $20,264 of cash from financing activities for the six months ended June 30, 2025 compared to using $25,658 in financing activities for the corresponding period in 2024, an increase of $45,922. The increase in cash received from investing activities was primarily due to $24,000 of proceeds received from the exercise of a stock option, partially offset by $1,955 of payments toward a note payable used for equipment financing during the six months ended June 30, 2025 compared to $25,658 of net equity issuance costs incurred during the six months ended June 30, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures. Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15I under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2024.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective due to the identified material weakness in the Company’s internal controls over financial reporting caused by the lack of full-time resources in our finance and accounting department. As a result of the identified material weaknesses, we have established a remediation plan, and have hired additional full-time personnel with the necessary skills and expertise to enhance the Company’s financial and accounting resources and control environment. The material weakness will not be considered remediated until management completes its remediation plans and newly hired personnel operate in their roles for a sufficient period of time.  The Company will monitor the effectiveness of its remediation plans and will continue to refine its remediation plans as appropriate.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Notwithstanding the material weakness noted above, the Company’s management, including the Company's Chief Executive Officer and Chief Financial Officer have concluded that our unaudited interim consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America.

Changes in Internal Control Over Financial Reporting

There have been no other changes in our internal control over financial reporting during the first six months of 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under the “Legal Settlement” section in Note 8 – Commitments and Contingencies, in the notes to the unaudited condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q, is incorporated herein by reference.

Item 1A. Risk Factors.

You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by us or on our behalf. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Cautionary Note Regarding Forward-Looking Statements” and the risks of our businesses described elsewhere in this Report.

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

Furthermore, we may seek to augment or replace members of our management team. For example, we have recently hired a new Chief Financial Officer and have made other key senior management hires. In addition, we may lose key members of our management team, and we may not be able to attract new management talent with sufficient skill and experience.

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

Give the early-stage of our Company, we have limited full-time accounting and financial reporting personnel and other resources with which to address our internal controls and related procedures. We hired a full-time Chief Financial Officer in December 2024. For the fiscal year ended December 31, 2024, we and our independent registered public accounting firm have identified material weaknesses in our internal controls over financial reporting related due to our ongoing personnel limitations. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. While we have hired full-time accounting personal to support our Chief Financial Officer and internal controls processes, there is no assurance that the actions we are taking or plan to take will give us the results we expect, that our remediation plan will be effective, or that our remediation plan will be completed on the timelines that we expect. See Part I, Item 4 “Controls and Procedures” for further discussion about the material weakness and our remediation activities.

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

President Trump has issued executive orders announcing sweeping tariffs on products originating from Canada, Mexico and China. Certain tariffs are already effective and there is no guarantee that other tariffs will be further delayed or negated. Additionally, these tariffs are in addition to existing duties and other tariffs, including the existing and upcoming additional tariffs on steel and aluminum. Our products contain materials and parts purchased globally from hundreds of suppliers, including single-source direct suppliers, which exposes us to potential component shortages or delays.

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

At June 30, 2025, our principal stockholders, officers and directors beneficially owned approximately 41.56% of our common stock. As a result, our principal stockholders, officers and directors will have the ability to control matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of the Company and make some future transactions more difficult or impossible without the support of our controlling stockholders. The interests of such stockholders may not coincide with your interests or the interests of other stockholders.

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

If the existing holders of our common stock, particularly our directors and officers, sell a large number of shares, they could adversely affect the market price for our common stock. We have an at-the-market equity offering pursuant to which, we can issue up to an aggregate of $15.1 million of common stock, subject to applicable law and our previous at-the-market equity offering sales. Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline.

The market price of our common stock has been, and may continue to be, particularly volatile, and our shareholders may be unable to resell their shares at a profit. The market price of our common shares has significantly declined over the past twelve months, and may continue to fluctuate or decline in the future. Between January 1, 2022 and June 30, 2025, the closing price per share of our common shares has ranged from a high of $4.94 (on April 3, 2023) to a low of $0.25 (on June 30, 2025).

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

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company had been given 180 calendar days, or until July 14, 2025, to regain compliance with the Minimum Bid Price Requirement. If at any time before July 14, 2025, the bid price of the Company’s common stock closed at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff would provide written confirmation that the Company has achieved compliance.

As previously reported on our Current Report on Form 8-K filed on July 16, 2025, on July 8, 2025, the Company submitted a request to Nasdaq for a 180-day extension to regain compliance with the Minimum Bid Price Requirement pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(ii) as the previous 180 calendar day compliance period ended July 14, 2025.  On July 15, 2025, the Company received a letter from the Staff advising that the Company had been granted a 180-day extension, or until January 12, 2026, to regain compliance with the Minimum Bid Price Requirement, in accordance with Nasdaq Listing Rule 5810(c)(3)(A)(ii).

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

The Minimum Bid Price Requirement deficiency has no immediate effect on the listing or trading of the Company’s common stock, which will continue to be listed and traded on The Nasdaq Capital Market under the symbol “SCWO,” subject to the Company’s compliance with the other Nasdaq listing requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) During the fiscal quarter ended June 30, 2025, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

(a)	Exhibits

3.1	Amended and Restated Certificate of Amendment to Certificate of Incorporation of 374Water Inc.(restated for SEC filing purposes only).

10.1	374Water Inc. 2021 Equity Incentive Plan, as amended and restated.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMYEXTENSION SCHEMA

101.CAL	XBRL TAXONOMYEXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMYEXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMYEXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMYEXTENSION PRESENTATION LINKBASE

SIGNATURES

In accordance with Section 13(a) or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

374WATER INC

Dated: August 12, 2025	By:	/s/ Christian Gannon
Christian Gannon
Chief Executive Officer

Dated: August 12, 2025	By:	/s/ Russell Kline
Russell Kline
Chief Financial Officer

Exhibit Index

49