Form 10-Q
period 2025-09-30
374Water Inc.
filed 2025-11-12
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGECOMMISSION

Washington D.C. 20549

Form 10-Q

For the Quarterly Period ended September 30, 2025

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At November 12, 2025, the issuer had 169,248,799 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

374Water Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

September 30, 2025 (Unaudited) and December 31,2024

	September 30, 2025	December 31, 2024
Assets
Current Assets:
Cash	$933,328	$10,651,644
Accounts receivable, net of credit allowance	643,585	269,733
Unbilled accounts receivable	2,155,622	1,653,007
Stock subscription receivables	5,041	-
Other receivables	11,851	43,886
Inventory, net	1,897,544	1,701,474
Contract assets	151,493	136,651
Prepaid expenses	439,324	431,412
Total Current Assets	6,237,788	14,887,807

Property and equipment, net	3,483,957	2,567,571
Intangible asset, net	961,566	1,016,594
Right-of-use asset, net	602,713	691,014
Other assets	76,149	20,847
Total Long-Term Assets	5,124,385	4,296,026
Total Assets	$11,362,173	$19,183,833

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$1,241,839	$906,394
Accrued bonuses	270,000	570,000
Accrued contract loss provision	1,230,000	1,000,000
Accrued legal settlement	66,175	335,000
Unearned revenue	360,463	197,683
Note payable	7,347	-
Secured promissory note	600,000	-
Financing liability	171,173	-
Operating lease liability	114,866	101,320
Other liabilities	271,666	17,279
Total Current Liabilities	4,333,529	3,127,676

Unearned revenue, less current portion	30,000	30,000
Note payable, less current portion	37,735	-
Operating lease liability, less current portion	463,848	551,376
Total Long-Term Liabilities	531,583	581,376
Total Liabilities	4,865,112	3,709,052

Stockholders’ Equity
Preferred stock: 50,000,000 shares authorized, par value $0.0001 per share, nil issued and outstanding at September 30, 2025 and December 31, 2024.	-	-
Common stock: 1,000,000,000 common shares authorized, par value $0.0001 per share, 154,261,131 and 144,301,977 shares outstanding at September 30, 2025 and December 31, 2024, respectively	15,424	14,429
Additional paid-in capital	47,494,670	43,845,499
Accumulated deficit	(41,015,504)	(28,387,618)
Accumulated other comprehensive income	2,471	2,471
Total Stockholders’ Equity	6,497,061	15,474,781

Total Liabilities & Stockholders’ Equity	$11,362,173	$19,183,833

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2025
	2025	2024	2025	2024

Revenues	$760,417	$81,490	$1,898,484	$433,589
Cost of revenues	547,785	42,404	1,823,935	703,245
Gross margin (deficit)	212,632	39,086	74,549	(269,656)

Operating expenses
Research and development	755,944	424,579	1,820,701	1,526,294
Compensation and related expenses	2,097,580	1,212,602	5,769,832	3,010,273
Professional fees	257,228	499,010	1,678,467	1,367,702
General and administrative	1,462,625	644,634	3,589,754	1,788,117
Total operating expenses	4,573,377	2,780,825	12,858,754	7,692,386
Loss from operations	(4,360,745)	(2,741,739)	(12,784,205)	(7,962,042)

Other income (expense)
Interest income	11,088	36,626	147,153	215,438
Other income (expense)	633	3,296	9,166	88,002
Total other income, net	11,721	39,922	156,319	303,440
Net loss before income taxes	(4,349,024)	(2,701,817)	(12,627,886)	(7,658,602)

Provision for Income Taxes	-	-	-	-

Net loss	$(4,349,024)	$(2,701,817)	$(12,627,886)	$(7,658,602)

Net loss per share (basic and diluted)	$(0.03)	$(0.02)	$(0.09)	$(0.06)

Weighted average common shares outstanding - basic and diluted	151,471,944	132,997,135	147,044,195	133,307,818

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water Inc. and Subsidiaries

Condensed Consolidated Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

For the Three and Nine Months Ended September 30, 2025	Preferred Stock		Common Stock		Additional		Other	Total
	Number of Shares	Amount	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders' Equity
Balances, December 31, 2024	-	$-	144,301,977	$14,429	$43,845,499	$(28,387,618)	$2,471	$15,474,781
Issuance of shares of common stock for services	-	-	180,986	18	66,882	-	-	66,900
Accretion of stock-based compensation - options	-	-	-	-	460,512	-	-	460,512
Accretion of stock-based compensation - restricted stock	-	-	-	-	248,951	-	-	248,951
Issuance of shares of common stock for option exercise	-	-	200,000	20	23,980	-	-	24,000
Net loss	-	-	-	-	-	(3,698,414)	-	(3,698,414)
Balances, March 31, 2025	-	-	144,682,963	14,467	44,645,824	(32,086,032)	2,471	12,576,730
Issuance of shares of common stock for services	-	-	112,106	11	38,989	-	-	39,000
Accretion of stock-based compensation - options	-	-	-	-	277,330	-	-	277,330
Accretion of stock-based compensation - restricted stock	-	-	-	-	271,749	-	-	271,749
Issuance of vested restricted common stock	-	-	416,333	42	(42)	-	-	-
Issuance of shares of common stock for cash, net of issuance costs	-	-	1,270,706	127	332,225	-	-	332,352
Net loss	-	-	-	-	-	(4,580,448)	-	(4,580,448)
Balances, June 30, 2025	-	$-	146,482,108	$14,647	$45,566,075	$(36,666,480)	$2,471	$8,916,713
Issuance of shares of common stock for services	-	-	524,541	52	181,498	-	-	181,550
Accretion of stock-based compensation - options	-	-	-	-	244,820	-	-	244,820
Accretion of stock-based compensation - restricted stock	-	-	-	-	569,197	-	-	569,197
Issuance of vested restricted common stock	-	-	721,058	72	(72)	-	-	-
Issuance of shares of common stock for cash, net of issuance costs	-	-	6,533,424	653	1,583,132	-	-	1,583,785
Warrant repurchase	-	-	-	-	(649,980)	-	-	(649,980)
Net loss	-	-	-	-	-	(4,349,024)	-	(4,349,024)
Balances, September 30, 2025	-	$-	154,261,131	$15,424	$47,494,670	$(41,015,504)	$2,471	$6,497,061

For the Three and Nine Months Ended September 30, 2024	Preferred Stock		Common Stock		Additional		Other	Total
	Number of Shares	Amount	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders' Equity
Balance at December 31, 2023	-	$-	132,667,107	$13,266	$30,684,943	$(15,953,504)	$2,471	$14,747,176
Issuance of shares of common stock for services	-	-	3,339	-	4,500	-	-	4,500
Accretion of stock-based compensation - options and restricted stock	-	-	-	-	183,200	-	-	183,200
Net loss	-	-	-	-	-	(2,024,465)	-	(2,024,465)
Balances, March 31, 2024	-	$-	132,670,446	$13,266	$30,872,643	$(17,977,969)	$2,471	$12,910,411
Issuance of shares of common stock for services	-	-	243,415	24	338,076	-	-	338,100
Accretion of stock-based compensation - options and resticted stock	-	-	-	-	275,384	-	-	275,384
Stock options issued for legal settlement	-	-	-	-	112,697	-	-	112,697
Issuance of shares of common stock for cash, net of issuance costs	-	-	18,474	2	(25,660)	-	-	(25,658)
Net loss	-	-	-	-	-	(2,932,320)	-	(2,932,320)
Balances, June 30, 2024	-	$-	132,932,335	$13,292	$31,573,140	$(20,910,289)	$2,471	$10,678,614
Issuance of shares of common stock for services	-	-	24,918	2	30,629	-	-	30,631
Stock-based compensation	-	-	-	-	420,409	-	-	420,409
Stock option cashless exercise	-	-	178,760	18.00	(18)	-	-	-
Issuance of shares of common stock for cash , net of issuance costs	-	-	32,036	3	37,567	-	-	37,570
Net loss	-	-	-	-	-	(2,701,817)	-	(2,701,817)
Balances, September 30, 2024	-	$-	133,168,049	$13,315	$32,061,727	$(23,612,106)	$2,471	$8,465,407

  The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374WaterInc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2025 and 2024 (Unaudited)

	Nine Months Ended
	September 30, 2025
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,627,886)	$(7,658,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	545,627	79,040
Non-cash lease expense	88,301	-
Issuance of common stock for services	287,450	373,231
Stock-based compensation - options and restricted stock	2,072,559	878,993
Gain on legal settlement	-	(22,303)
Increase in inventory reserve	-	50,000
Changes in operating assets and liabilities:
Accounts receivable	(373,852)	(223,985)
Unbilled accounts receivable	(502,615)	(226,594)
Other receivables	32,035	29,657
Inventory	(196,070)	(936,934)
Contract assets	(14,842)	(99,245)
Prepaid expenses	199,619	(73,768)
Other assets	(55,302)	(22,792)
Accounts payable and accrued expenses	335,445	197,158
Accrued bonus	(300,000)	-
Accrued contract loss provision	230,000	100,000
Accrued legal settlement	(268,825)	-
Unearned revenue	162,780	72,768
Other liabilities	254,387	(14,358)
Operating lease liability	(73,982)	-
Net cash used in operating activities	(10,205,171)	(7,497,734)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(769,801)	(75,000)
Purchases of equipment-in-process	(588,993)	(838,410)
Increase in intangible assets	-	(85,797)
Net cash used in investing activities	(1,358,794)	(999,207)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on note payable	(3,109)	-
Repayments on financing liability	(36,358)	-
Proceeds from the exercise of options	24,000	-
Proceeds from secured promissory note	600,000	-
Proceeds from the sale of common stock , net of issuance costs	1,911,096	11,912
Warrant repurchase	(649,980)	-
Net cash provided by financing activities	1,845,649	11,912

Net decrease in cash	(9,718,316)	(8,485,029)

Cash, beginning of period	10,651,644	10,445,404
Cash, end of period	$933,328	$1,960,375

Supplemental cash flow disclosures
Cash paid for interest	$5,362	$-
Cash paid for taxes	$-	$-

Supplemental disclosure investing activities
Reclassification of inventory to equipment-in-process	$-	$1,819,284
Issuance of restricted common stock to executives	$114	$-
Equipment financed with a note payable	$48,191	$-
Cashless stock option exercise	$-	$18
Common stock sold with subscription receivable	$5,041
Prepaid insurance financed	$207,531	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Nature of Business and Presentation of Financial Statements

Description of the Company

374Water Inc. (the “Company”, “374Water”, “We”, or “Our”) is a global industrial technology and services company providing innovative solutions addressing global organic waste destruction/treatment and waste management issues within the Industrial, Municipal, and Federal markets. 374Water offers our proprietary AirSCWO system, which is designed to efficiently destroy and mineralize a broad spectrum of non-hazardous and hazardous organic wastes producing safe dischargeable water streams, safe mineral effluent, safe vent gas, and recoverable heat energy.  Importantly, our AirSCWO system eliminates recalcitrant organic wastes without creating waste byproducts. Our AirSCWO system effectively treats solid and liquid wastes such as forever chemicals (e.g., “per-and polyfluoroalkyl substances” or “PFAS”), hazardous and non-hazardous waste, sewage sludge, and biosolids,  into recoverable resources including water, minerals, and heat energy.

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

The results of operations for the nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the full year or for future periods. The condensed consolidated financial statements include the accounts of 374Water Inc., 374Water Systems Inc, and 374Water Sustainability Israel LTD, currently inactive, each a wholly-owned subsidiary of 374 Water. Intercompany balances and transactions have been eliminated in consolidation.

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

Receivables

Accounts Receivable, Net

Accounts receivable consist of balances due from equipment and service revenues. The Company monitors accounts receivable and provides allowances when considered necessary based on historical loss patterns, the number of days that billings are past due, an evaluation of the potential risk of loss associated with delinquent accounts, current market conditions and reasonable and supportable forecasts of future economic conditions to form adjustments to historical loss patterns. At September 30, 2025, and December 31, 2024, accounts receivable were considered to be fully collectible but in accordance with the allowance for credit losses, the Company recorded an allowance for credit losses based on a reserve of current and aged receivables which was not significant at September 30, 2025, and December 31, 2024.

Unbilled Accounts Receivable

Unbilled accounts receivable consist of balances due from revenues earned but not yet billed primarily related to one customer contract for an equipment sale. Due to delays we have experienced in completing the equipment manufacturing process and meeting our next contractual milestone, we have not yet been able to bill for certain costs incurred on completing the equipment manufacturing. We anticipate meeting certain milestones and billing a portion of this balance by December 31, 2025.

Inventory, Net

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. The majority of our inventory is purchased components and raw materials. Net realizable value is the value of an asset that can be realized upon the sale of the asset, less a reasonable estimate of the costs associated with either the eventual sale or the disposal of the asset in question. Costs associated with fabrication, and other costs associated with the manufacturing of products, are recorded as inventory. We periodically evaluate the carrying value of our inventories in relation to estimated forecasts of product demand, which takes into consideration the life cycle of product releases. Further, as we continue to enhance and develop our AirSCWO systems we may replace materials and parts with upgrades to enhance the units. If it is not probable that the replacement part will be used, we establish a reserve against the material or part or dispose of it. When quantities on hand exceed estimated sales forecasts, we perform an analysis to determine if a write-down for such excess inventories is required. Once inventory has been written down, it creates a new cost basis for inventory. Inventories are classified as current assets in accordance with recognized industry practice. Based on our evaluation we estimated an inventory allowance of $50,000 at both September 30, 2025, and December 31, 2024.

Property and Equipment

Property and Equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful life of the asset. Expenses for maintenance and repairs are charged to expense as incurred. Equipment-in-progress consists of costs incurred to build a mobile wastewater treatment unit that is not yet completed as of September 30, 2025; therefore, no depreciation has been taken on this in-process equipment.

The following table presents property and equipment at September 30, 2025, and December 31, 2024:

	September 30, 2025	December 31, 2024
Computers	$19,977	$19,977
Equipment	493,627	366,400
Equipment - Demo System	2,386,660	2,298,666
Vehicles	87,300	59,306
Equipment-in-progress	1,163,769	-
Total property and equipment	4,151,333	2,744,349
Less: accumulated depreciation	(667,376)	(176,778)
Total property and equipment, net	$3,483,957	$2,567,571

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

We are in the process of manufacturing an AirSCWO1 (“AS1”) model that is expected to process approximately 1 wet ton of waste per day. The AS1 is highly mobile and can be deployed quickly to provide on-site destruction services. As of September 30, 2025, these manufacturing costs have been classified as equipment in-progress.

Depreciation expense is presented as follows in the unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Cost of revenues	$45,016	$-	$126,627	$-
General and administrative	132,894	9,278	363,972	16,910
Total depreciation expense	$177,910	$9,278	$490,599	$16,910

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

Significant customers and suppliers are those that account for greater than 10% of the Company’s revenues, purchases, accounts receivable and accounts payable. Four customers made up approximately 82% of total revenues for the nine months ended September 30, 2025, and two customers made up 80% of total revenues for the nine months ended September 30, 2024.

At September 30, 2025, and December 31, 2024, three customers comprised 99% and 89% of our outstanding accounts receivable, respectively.

At both September 30, 2025, and December 31, 2024, one customer comprised approximately 89% and 100% of our unbilled receivables, respectively. The loss of a significant customer could adversely affect the results of our operations.

During the nine months ended September 30, 2024, the Company purchased manufacturing services from one third party vendor, Merrell Bros Fabrication, LLC (“Merrell Bros.”). As of December 31, 2024, Merrell Bros. ceased being a related party (see Note 8).

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

The Company generates revenue from providing waste destruction services, including the completion of full-scale demonstrations and treatability studies, and the sale of equipment (AirSCWO units) to customers. In the case of equipment revenues, the Company’s performance obligations are satisfied over time over the life of the contract which are typically long-term fixed price contracts. Revenue is recognized over time by measuring the progress toward complete satisfaction of the performance obligation using specific milestones. These milestones within the contract are assigned revenue recognition percentages, based on overall expected cost-plus margin estimates of those milestones compared to the total cost of the contract. Equipment sale related contract revenues are recognized in the proportion that contract costs incurred bear to total estimated costs. This method is used because management considers the input method to be the best available measure of progress on these contracts.

Changes in our overall expected cost estimates are recognized as a cumulative adjustment for the inception-to-date effective of such change. If these changes in estimates result in a possible loss being incurred on the contract, we accrue for such a loss in the period such an outcome becomes probable.

Services revenues related to bench-scale treatability studies are recognized when all five revenue recognition criteria have been completed which is generally when we deliver a completed treatability study report to the customer.

Service revenues related to our full demonstrations, using our owned AS6, may include multiple performance obligations, typically the demonstration itself and a technical report that summarizes the analysis of materials processed. Management estimates are required in allocating the transaction price between the performance obligations.

In late 2024, we deployed our Demo System to the City of Orlando’s Iron Bridge Regional Water Reclamation Facility pursuant to a contract executed in March 2024 as part of a full-scale demonstration (the “Demo Contract”). Pursuant to the Demo Contract, the Company is responsible for system design, installation, commissioning and the start-up of the AirSCWO unit at the facility. Further, the Company will operate and maintain the AirSCWO unit for the demonstration period. Lastly, the Company will decommission, disassemble and demobilize the AirSCWO unit after the contract period. The Company will receive $812,000 as consideration for the full-scale demonstration.

In accordance with ASC 606-10-25-21, we have concluded that the Demo Contract includes one performance obligation the full-scale demonstration. The system design, site preparation, installation, commissioning and decommissioning represent fulfillment activities versus separate performance obligations. At September 30, 2025 and December 31, 2024, we have accounted for such costs as contract costs under ASC 340-40 (see below). We will recognize revenue on this Demo Contract based upon the agreed upon performance milestones, which is the point in time that the City of Orlando receives the benefit simultaneously to the Company’s performance. We completed our first milestone during the nine months ended September 30, 2025 and we recognized $270,667 of service revenue representing one-third of the total contract price. Further, we expensed one-third of the contract costs of $45,550 that had been deferred which have been included in cost of revenues. We anticipate completing the remaining two milestones of the demonstration during the fourth quarter of 2025.

We invoice the City of Orlando in accordance with the contract terms. Invoices are due within thirty days of receipt. Any amounts invoiced or paid prior to the completion of our performance obligation are recognized as unearned revenue. The City of Orlando has the right to cancel the Demo Contract for convenience with a twenty-day written notice but is responsible for paying the Company all amounts owed and outstanding for work performed prior to the effective termination date and costs and expenses incurred by the Company to uninstall, remove, relocate and deliver the AirSCWO system up to a maximum amount of $68,000.

During the nine months ended September 30, 2025, we completed a full-scale demonstration for another customer. The contract includes three performance obligations: i) treatability studies, ii) full-scale demonstration and iii) an analysis and technical report summarizing the results of the full-scale demonstration.  We have allocated the transaction price of approximately $498,000 among the performance obligations using stand-alone selling price (“SASP”) for the treatability study, cost-plus-margin for the technical report and the residual approach in the case of the full-scale demonstration. Under the residual approach, the stand-alone selling price is estimated after subtracting the sum of the observable SASP allocated to the other performance obligations within the contract. We do not have a history of selling full-scale demonstrations and a technical report separately to our customers.  At September 30, 2025, the delivery of the technical report is the only remaining performance obligation, which approximately $72,000 of the contract transaction price has been allocated. We anticipate this performance obligation to be completed in the fourth quarter of 2025.

During the three months ended September 30, 2025, we completed a full-scale demonstration and a bench-scale demonstration resulting in approximately $725,000 of service revenue. Upon completing the demonstrations, we recognized substantially all the contract transaction price as the only remaining performance obligation on these two service contracts was a technical report, whose allocated transaction price is minimal.

Cost of revenues include all direct material, labor and subcontractor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation. General, selling, and administrative costs are charged to expenses as incurred. At September 30, 2025, we have capitalized an aggregate of $151,493 of costs incurred to date related to the following: (i) third-party costs totaling $60,393 related to the technical report to be delivered on the full-scale demonstration contract discussed above in the third quarter of 2025, which will be expensed at that time, and (ii) $91,100 of fulfillment related activities for the Demo Contract with the City of Orlando, which will be expensed over the two month demonstration period remaining on this Demo Contract.

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

At September 30, 2025, and December 31, 2024, we evaluated the total costs incurred on this contract to date and the estimated costs we anticipate incurring to complete the contract. Based on this analysis, we accrued an estimated loss provision of $1,230,000 and $1,000,000 at September 30, 2025 and December 31, 2024, respectively, which has been presented on the accompanying unaudited condensed consolidated balance sheets.  Any changes to the estimated loss provision are reflected within cost of revenues on the accompanying unaudited condensed consolidated statements of operations.

Research and Development Costs

The Company’s research and development costs are expensed in the period in which they are incurred. Such expenditures amounted to $1,820,701 and $1,526,294 for the nine months ended September 30, 2025 and 2024, respectively, and $755,944 and $424,579, for the three months ended September 30, 2025, and 2024, respectively.

Loss Per Share

Loss per share is computed in accordance with ASC Topic 260, “Earnings per Share.” Basic weighted-average number of shares of common stock outstanding for the nine months ended September 30, 2025 and 2024 include the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares of common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for all periods presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive. At September 30, 2025 and September 30, 2024, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be antidilutive: options for 17,449,252 and 17,207,510 shares of common stock, 8,775,244 and 1,235,000 outstanding common stock warrants, and unvested restricted stock units of 14,282,661 and 3,053,742, respectively.

Reclassifications

We have made certain reclassifications to prior period amounts presented on our unaudited consolidated statements of operations to conform to the current period presentation with no impact to net loss or loss per share. These reclassifications consisted of reclassifying $377,649 and $745,915 of stock-based compensation expense from general and administrative expenses to compensation and related expenses for the three and nine months ended September 30, 2025 and 2024, respectively.

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

Note 3 – Liquidity, Capital Resources and Going Concern

In accordance with ASU No. 2014-15 Presentation of Financial Statements – Going Concern (subtopic 205-40), the Company’s management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. At September 30, 2025, the Company had working capital of $1,904,259 and an accumulated deficit of $41,015,504. For the nine months ended September 30, 2025, the Company incurred a net loss of $12,627,886 and used $10,205,171 of net cash in operations for the period. These conditions raise substantial doubt regarding our ability to continue as a going concern.

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

Since inception, we have financed our operations principally through the sale of debt and equity securities and operating cash flows. We have an “at-the-market” (ATM) equity offering under which we may issue up to $15.1 million of common stock, subject to applicable law. At September 30, 2025, approximately $13.1 million remains available to be sold in the Company’s at-the-market offerings, subject to various limitations. During the nine months ended September 30, 2025, we raised approximately $1.9 million of net proceeds from the issuance  of shares of common stock through the ATM.   The Company is evaluating strategies to obtain the required additional funding for future operations.

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

Note 4 – Inventory, Net

Inventory, net consists of:

	September 30, 2025	December 31, 2024
Raw materials	$1,947,544	$1,751,474
Work-in-process	-	-
Less: inventory reserve	(50,000)	(50,000)
	$1,897,544	$1,701,474

Note 5 – Revenues and Contract Balances

The following is a summary of our revenues by type for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended
Name	September 30, 2025%		September 30, 2024%
Equipment revenue	$35,650	5%	$-	0%
Service revenue	724,767	95%	81,490	100%
Total	$760,417	100%	$81,490	100%

	Nine Months Ended
Name	September 30, 2025%		September 30, 2024%
Equipment revenue	$254,874	13%	$305,869	71%
Service revenue	1,643,610	87%	127,720	29%
Total	$1,898,484	100%	$433,589	100%

Unbilled Accounts Receivable

The following is a summary of our unbilled accounts receivable activity for the nine months ended September 30, 2025 and the year ended December 31, 2024:

	Balance at September 30,	Balance at December 31,
	2025	2024
Unbilled accounts receivable at beginning of period	$1,653,007	$1,494,553
Services performed but unbilled	886,115	217,666
Services billed	(383,500)	(59,212)
Unbilled accounts receivable at end of period	$2,155,622	$1,653,007

Pursuant to contractual terms with our customers, we anticipate billing a portion the unbilled accounts receivable during our 2025 fiscal year and the remaining balance in 2026 fiscal year.

Contract Assets

The following is a summary of our contract assets activity for the nine months ended September 30, 2025 and the year ended December 31, 2024:

	Balance at September 30,	Balance at December 31,
	2025	2024
Contract assets at beginning of period	$136,651	$-
Contract costs deferred	60,392	136,651
Contract costs expensed	(45,550)	-
Contract assets at end of period	$151,493	$136,651

Unearned Revenue

The following is a summary of our unearned revenue activity for the nine months ended September 30, 2025 and year ended December 31, 2024:

	Balance at June 30,	Balance at December 31,
	2025	2024
Unearned revenue at beginning of period	$227,683	$130,000
Billings deferred	325,746	197,683
Refundable deposit returned	-	(100,000)
Recognition of prior unearned revenue	(162,966)	-
Unearned revenue at end of period	$390,463	$227,683

At September 30, 2025, we anticipate recognizing approximately $360,000 of the unearned revenue in 2025 which has been presented as a current liability at September 30, 2025.  The remaining balance of $30,000 has been classified as a long-term liability as the timing of revenue recognition is unknown.

Note 6 – Debt Obligations

Note Payable

During the nine months ended September 30, 2025, we purchased approximately $48,200 of equipment with a note payable. The note bears interest at 10.75% and requires fixed payments of principal and interest of $1,042 for sixty months. As of September 30, 2025, the outstanding principal balance was $45,082 of which $7,347 will be repaid within the next twelve months and has been presented as a current liability.

At September 30, 2025, future principal payments on the note payable for the years ending December 31, will be as follows:

2025 (remaining)	$1,933
2026	8,270
2027	9,204
2028	10,244
2029	11,401
Thereafter	4,030
$45,082

Secured Promissory Note

On September 30, 2025, the Company executed a $600,000 short-term secured promissory note (the “Short-Term Note”). The Short-Term Note requires repayment of $630,000 on the maturity date of January 2, 2026. The Short-Term Note is secured by certain outstanding receivables of the Company. The lender of the Short-Term Note also received a warrant to purchase 100,000 shares of common stock at $1.25 for a period of four years. We computed the fair value of the warrant using a Black-Scholes option pricing model and the following inputs: stock price $0.29, expected term 4 years, volatility 96.00%, risk-free rate of 3.68%, and dividend rate of 0.00%.  The value of the warrant upon issuance was not significant. The outstanding principal balance of $600,000 has been presented within current liabilities on the accompanying consolidated balance sheets.

Financing Liability

In July 2025, we entered into a financing agreement to finance $207,531 of insurance premiums due on various policies. The financed amount is due in fixed monthly payments of $19,808 for a period of eleven months and bear interest at 9.85%. The balance of $171,173 remaining on this financing liability has been presented within current liabilities on the accompanying consolidated balance sheets.

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

During the nine months ended September 30, 2025, a total of 7,804,130 shares of common stock were sold pursuant to the 2025 Sales Agreement offering resulting in gross proceeds of approximately $2,103,000 and net proceeds of approximately $1,916,000 after equity issuance costs of approximately $188,000 for accounting, legal, commissions and sale agent fees. As of September 30, 2025, approximately $5,000 of the gross proceeds remained unpaid and were received in October 2025 which have been presented as stock subscription receivables on the accompanying consolidated balance sheet. As of September 30, 2025, approximately $13.1 million remains available on the 2025 Sales Agreement.

During the nine months ended September 30, 2024, a total of 50,510 shares of common stock were sold pursuant to the 2022 Sales Agreement resulting in gross proceeds of approximately $62,000, and net proceeds of $12,000 after equity issuance costs of $50,000 for accounting, legal, commissions and fees.

Issuance of Stock for Services

During the nine months ended September 30, 2025, we issued 427,633 fully vested shares of common stock to service providers with a fair value of $143,150 based on the market price of our common stock on date of grant.

During the nine months ended September 30, 2025, we issued an aggregate of 390,000 fully vested shares of restricted common stock to certain members of our of board of directors with a fair value of $144,300 based on the market price of our common stock on the date of grant.

During the nine months ended September 30, 2024, we issued 31,672 fully vested shares of common stock to service providers with a fair value of $39,631 based on the market price of our common stock on the date of grant.

During the nine months ended September 30, 2024, we issued an aggregate of 240,000 fully vested shares of common stock to certain members of our board of directors with a fair value of $333,600 based on the market price of our common stock on the date of grant.

Common Stock for Stock Option Exercises

During the nine months ended September 30, 2025, we issued an aggregate of 200,000 shares of common stock for a stock option exercise that resulted in cash proceeds of $24,000.

Fully Vested Restricted Stock

During the nine months ended September 30, 2025, certain executives and key employees vested in time-based restricted stock resulting in the Company issuing 1,137,391 shares of common stock.

Stock-based compensation

2021 Plan

The Company has reserved 36,150,000 (increased from 24,000,000 at the Company’s Annual Shareholder Meeting on June 11, 2025) shares of common stock or common stock equivalents to be issued under our 2021 Equity Incentive Plan (the “2021 Plan”) to the Company’s employees and non-employee services providers.  At September 30, 2025, the Company has 7,543,694 shares remaining for issuance under the 2021 Plan.

Stock-based compensation expense related to stock options and restricted stock units expected to vest is presented as follows in the condensed unaudited consolidated financial statements:

	Three Months		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Research and development	$51,682	$42,760	$180,322	$133,078
Compensation and related expenses	762,335	377,649	1,892,237	745,915
Total expense	$814,017	$420,409	$2,072,559	$878,993

Stock Options

Stock option activity for the nine months ended September 30, 2025 is summarized as follows:

					Weighted
			Weighted		Average
			Average	Aggregate	Remaining
			Exercise	Intrinsic	Contractual
	Shares		Price	Value	Life (Years)
Options outstanding at December 31, 2024	15,843,116		$0.94	$3,324,000	5.95
Granted	908,659		0.66	-	-
Exercised	(200,000)		0.12	-	-
Expired/forfeit	(142,713)		2.96	-	-
Options outstanding at March 31, 2025	16,409,062	*	$0.92	$1,274,000	5.98
Granted	1,715,152		0.24	-	-
Exercised	-		-	-	-
Expired/forfeit	(608,712)		0.84	-	-
Options outstanding at June 30, 2025	17,515,502	*	$0.86	$1,210,855	5.99
Granted	-		-	-	-
Exercised	-		-	-	-
Expired/forfeit	(66,250)		1.16	-	-
Options outstanding at September 30, 2025	17,449,252	*	$0.86	$971,330	5.73
Options exercisable at September 30, 2025	9,296,654	*	$0.69	$971,330	3.03

*At September 30, 2025 and December 31, 2024, the options outstanding and exercisable include 5,700,000 and 5,900,000 granted in connection with a merger that occurred in 2021, respectively, which were not granted under the 2021 Plan and include 275,000 options granted in 2024 pursuant to a legal settlement and were not granted under the 2021 Plan.

During the nine months ended September 30, 2025, the options granted were primarily to our Chief Financial Officer (“CFO”), Chief Technology Officer (“CTO”) and other non-executive key employees. The weighted average grant-date fair value of the granted options was $0.42.

Of the total options outstanding at September 30, 2025, 4,465,864 of the options include performance conditions. The performance-based options vest as follows: 50% vest upon the achievement of operating profit, as defined in the employment agreements, and 50% upon the achievement of a revenue target of $100 million by the end of fiscal year 2028. The performance-based options with the revenue target begin vesting once the Company achieves $15 million in revenue for a fiscal year. Vesting will occur on January 31 of each year through January 31, 2029. The number of options that vest is based on the proportionate percentage of each fiscal year’s revenue to the $100 million target. For example, if our annual revenue for fiscal year 2026 is $20 million, 20% of the restricted stock units with the revenue performance condition will vest on January 31, 2027. The remaining outstanding options vest over time generally over a four-year vesting period.

During the three and nine months ended September 30, 2025 and 2024, stock-based compensation recognized for options expected to vest was $244,820 and $315,950, respectively, and $982,662 and $701,196, respectively.

At September 30, 2025, total unrecognized compensation expense for service based and performance-based options was $2,411,081 and $2,898,790, respectively. The unrecognized service-based expense will be recognized over the option vesting period of four years through April 2029. The unrecognized expense associated with the performance-based options will be expensed when it becomes probable that the performance obligations will be met.

At September 30, 2025, intrinsic value is computed based on the difference between exercise price of the option and the market price of our common stock at September 30, 2025 of $0.29 per share multiplied by the total common stock options outstanding or exercisable whose exercise price is less than the market price.

The fair value of these options granted were estimated on the date of grant, using the Black-Scholes option-pricing model with the following assumptions:

	September 30,	September 30,
	2025	2024
Expected volatility	67.81-71.56%	26.20-27.39%
Expected term (years)	6.25 Years	6.25 Years
Risk-free rate	4.00 - 4.51%	3.77-4.65%
Dividend rate	0.00%	0.00%

Restricted Stock Units (RSUs)

During the nine months ended September 30, 2025, the Company granted an aggregate of 11,930,760 unvested restricted stock units under the 2021 Plan pursuant to employment agreements, other executives, our board of directors and other non-executive key employees of the Company.

On January 15, 2025, 1,765,000 unvested RSUs were granted to non-executive key employees.  The RSUs vest as follows: 50% on the one-year grant-date anniversary with the remaining vesting ratably over a period of thirty-six months.

The unvested restricted stock units granted to our CFO and CTO on January 15, 2025 and April 30, 2025, pursuant to employment agreements, consist of an aggregate of 1,066,218 units with time-based vesting provisions over four years and 1,066,218 units with performance-based vesting provisions. The performance-based units vest as follows: 50% vest upon the achievement of Operating Profit, as defined in the employment agreements, and 50% upon the achievement of revenue targets between $15 and $100 million by the end of fiscal year 2028. The restricted stock units with the revenue target begin vesting once the Company achieves $15.0 million in revenue for a fiscal year. Vesting will occur on January 31 of each year through January 31, 2029. The number of restricted stock units that vest is based on the proportionate percentage of each fiscal year’s revenue to the $100 million target. For example, if our annual revenue for fiscal year 2026 is $20 million, 20% of the restricted stock units with the revenue performance condition will vest on January 31, 2027.

On August 28, 2025, an aggregate of 2,875,000 time-based RSUs and 2,875,000 performance-based RSUs were granted to our executive team. The time-based RSUs vest over a service period of thirty-six months with a commencement date of March 31, 2025. As of September 30, 2025, 559,028 of these RSUs had vested.

The performance-based RSUs have a three-year vesting period contingent on the achievement of milestones tied to the commissioning and operation of five different AirSCWO units to promote the development of the Company’s waste destruction services strategy. The 2,875,000 RSUs represent the vesting target amount; however, each vesting tranche includes a target delivery date. More RSUs can be earned by the executive team for delivery dates met prior to the target date. Conversely, fewer or no RSUs will vest if delays occur and units are commissioned and operating after the tranche target date. The range of RSUs that can vest is 1,437,500 to 5,462,500. Each tranche earned requires the approval and certification of the compensation committee. The total RSUs earned will be aggregated and issued after the three-year vesting period. As of September 30, 2025, the probability of the performance-based RSUs vesting on the date of grant was not deemed probable.

On August 28, 2025, an aggregate of 2,283,324 time-based restricted stock units were granted to our non-employee directors. The RSUs will vest on the one-year grant date anniversary, August 28, 2026.

The grant-date fair value of the restricted stock units was determined using the market price of our common stock on the date of grant which ranged from $0.33 to $0.63.

A summary of our outstanding nonvested restricted stock units as of September 30, 2025 is as follows:

		Weighted- Average
		Grant Date
	Amount	Fair Value
Nonvested, beginning of the year	3,549,292	$1.23
Granted	11,930,760	0.42
Vested	(1,137,391)	0.81
Forfeited	(60,000)	0.62
Nonvested, end of the year	14,282,661	$0.58

During the three and nine months ended September 30, 2025 and 2024, $569,263 and $104,434 of our stock-based compensation was from time-based RSUs, respectively, and $1,089,964 and $177,797, respectively.

At September 30, 2025, the total unvested RSUs are comprised of 8,441,797 and 5,840,864 with time-based vesting and performance-based vesting, respectively. At September 30, 2025, we have a total of $7,861,972 of unrecognized compensation, comprised of $4,023,270 of unrecognized time-based stock-based compensation which will be recognized over a weighted-average period of approximately 2.50 years and $3,838,702 of unrecognized performance-based stock-based compensation which will be expensed when the performance conditions are probable of being met.

Stock Warrants

At September 30, 2025, there were 8,775,244 warrants outstanding which primarily relate to an offering completed in November 2024, where investors were offered one and a half warrants for every one common share purchased in the offering at an exercise price of $1.125 per share.

A summary of warrant activity for the nine months ended September 30, 2025, is as follows:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life (Years)
Warrants outstanding at December 31, 2024	14,675,244	$1.13	$-	4.88
Granted	-	-	-	-
Expired/forfeit	-	-	-	-
Warrants outstanding at March 31, 2025	14,675,244	$1.13		4.63
Granted	-	-	-	-
Expired/forfeit	-	-	-	-
Warrants outstanding at June 30, 2025	14,675,244	$1.13		4.39
Granted	100,000	1.25	-	-
Repurchased	(6,000,000)	1.13
Expired/forfeit	-	-	-	-
Warrants outstanding at September 30, 2025	8,775,244	$1.13
Warrants exercisable at September 30, 2025	8,775,244	$1.13	$-	4.14

The 100,000 warrants were granted in connection with a short-term secured promissory note executed during the three months ended September 30, 2025 (see Note 6).

On July 18, 2025, the Company executed a warrant purchase agreement with the largest investor in the November 2024 offering of common stock and warrants.  The 6,000,000 warrants held by the investor were repurchased by the Company at a price of $0.10833 for total cash consideration of $649,980. The repurchase amount has been reflected as a reduction of additional-paid in capital on the consolidated statements of stockholders’ equity.

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

During the nine months ended September 30, 2025 and 2024, the Company incurred $0 and $240,559, respectively, in related party expenses related to the manufacturing of our AirSCWO systems. At September 30, 2025 and December 31, 2024, we did not have any outstanding obligations owed to Merrell Bros. for these services.

Note 9 – Commitments and Contingencies

License Agreement

The patented technology underlying 374Water’s supercritical water oxidation (SCWO) units, which was developed principally through the efforts of Mr. Deshusses at the facilities of Duke University, Durham, North Carolina (“Duke”), where Dr. Deshusses is a professor. The SCWO technology is licensed to 374Water pursuant to a worldwide license agreement with Duke executed on April 16, 2021 (the “License Agreement”). In connection with the License Agreement, 374Water also executed an equity transfer Agreement with Duke pursuant to which Duke received a small number of common stock in the Company (See Note 5). Under the terms of the License Agreement, the Company is required to make royalty payments based on a percentage of licensed product sales, as defined in the License Agreement which is triggered by the sale of licensed products. Further, the Company is also required to pay royalties on a percentage of sublicensing fees. The Company will reimburse Duke for any ongoing patent expenses incurred. At September 30, 2025, the Company has not incurred any expenses in connection with this License Agreement. The Company may terminate the license agreement anytime by providing Duke 60 days’ written notice.

Legal Settlement

On November 4, 2024, our former Chief Executive Officer and Chairman of the Board filed a complaint against the Company alleging unpaid wages and a bonus. At December 31, 2024, we established an accrual of $335,000 for this legal settlement as presented on the consolidated balance sheet. This legal matter was officially settled on April 2, 2025 for the amount accrued. We paid $110,000 of the settlement within ten calendar days of certain conditions being met by the plaintiff, as defined in the settlement agreement, with the remaining settlement being paid in equal payments through December 31, 2025. As of September 30, 2025, we have paid the agreed upon $110,000 as all plaintiff conditions were met, as well as an additional $158,825 in bimonthly payments. As of September 30, 2025, the total amount remaining due under this settlement agreement is $66,175 as presented on the accompanying consolidated balance sheets.

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

Note 11 - Subsequent Events

ATM Sales

Subsequent to September 30, 2025, through the date of this filing, we have sold 14,987,668 shares of common stock through the ATM (see Note 7) and received cash proceeds of $6,991,004, net of $216,217 of sales agent fees.

Separation of Executives

On October 8, 2025, Christian Gannon, our President and CEO along with our General Counsel, Peter Mandel, stepped down from their positions with the Company. The separation agreement between the Company and Mr. Gannon has not yet been finalized.

On October 20, 2025, the Company and Mr. Mandel entered into a Separation and Release of Claims Agreement (the “Separation Agreement”). Pursuant to the Separation Agreement, Mr. Mandel will receive certain severance benefits in connection with his stepping down from the General Counsel role and will have a new consulting arrangement with the Company to continue providing strategic consulting services and transition support to the Company for a specified period, and in consideration of such benefits, Mr. Mandel agrees to release all claims against the Company and certain parties affiliated with the Company arising out of or related to Mr. Mandel’s employment with the Company by reason of any actual or alleged act, omission, transaction, practice, conduct, occurrence, or other matter at any time up to and including October 20, 2025. Mr. Mandel had a period of seven (7) days to revoke the Separation Agreement; the Separation Agreement became effective on October 28, 2025 (the “Release Effective Date”). Mr. Mandel did not revoke the Separation Agreement.

Simultaneously with the announcement of Mr. Gannon’s departure, our Board of Directors appointed Stephen J. Jones, a current director of the Company, as the Company’s Interim President and Chief Executive Officer (“Interim President and CEO”).

In connection with Mr. Jones’s appointment, the Company and Mr. Jones have entered into an employment agreement, dated October 7, 2025 (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Jones will receive a base salary of $1.00 for his term and 4,500,000 stock options with an exercise price of $0.37, exercisable for ten years, unless earlier terminated in accordance with the non-qualified stock option agreement between the Company and Mr. Jones. The stock options vest as follows: 25% vest and become exercisable on October 7, 2025 (the “Vesting Commencement Date”), 25% will vest and become exercisable 90 days after the Vesting Commencement Date, 25% will vest and become exercisable 180 days after the Vesting Commencement Date and the remaining 25% will vest and become exercisable 270 days after the Vesting Commencement Date, subject to the Mr. Jones’s continuing service through each vesting date. Notwithstanding the foregoing, the stock options will vest and become exercisable immediately in the event of (i) a change of control of the Company, (ii) the hiring of a full-time Chief Executive Officer for the Company, or (iii) the termination of Mr. Jones other than for cause.

Stock Option Grants to Executives

On October 9, 2025, the Company granted an aggregate of 2,500,000 stock options with an exercise price of $0.60 to certain executive officers and key employees with the following vesting terms: 50% one year from the grant date and the remaining 50% 2 years from the grant date, subject, in each case, to the grantee’s continuous service with the Company. Immediate vesting will occur in the event of separation of the grantee from the Company unless separation is for cause or by the grantee.

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

Critical Accounting Policies

In preparing the condensed consolidated financial statements, we have made estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues, costs, and expenses, and the disclosure of contingent assets and liabilities as in our condensed consolidated financial statements. Actual results may differ from these estimates. A summary of our critical accounting estimates and policies is included in our 2024 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” During the three months ended September 30, 2025, there have been no significant changes to these estimates and policies previously disclosed in our 2024 Form 10-K. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the unaudited condensed consolidated financial statements included in this Form 10-Q.

Overview

374Water Inc. (the “Company”, “374Water”, “We”, or “Our”) is a global industrial technology and services company providing innovative solutions addressing global organic waste destruction/treatment and waste management issues within the Municipal, Federal, and Industrial markets.  374Water offers our proprietary AirSCWO system, which is designed to efficiently destroy a broad spectrum of non-hazardous and hazardous organic wastes producing safe dischargeable water streams, safe mineral effluent, safe vent gas, and recoverable heat energy.  Importantly, our AirSCWO system eliminates recalcitrant organic wastes without creating waste byproducts. Our AirSCWO system effectively treats solid and liquid wastes such as forever chemicals (e.g., “per-and polyfluoroalkyl substances” or “PFAS”), hazardous and non-hazardous waste, sewage sludge, and  biosolids, into recoverable resources including water, minerals, and heat energy.

During the third quarter of 2025, the company continued to undertake activity to highlight the versatility, scalability and effectiveness of our AirSCWO technology.   In particular we showcased the ability to provide Waste Destruction Services (WDS) in projects (i) involving the destruction of six (6) PFAS impacted waste streams for the Defense Innovation Unit at a Clean Earth facility in Michigan, and (ii) in collaboration with the Colorado School of Mines and the Department of Defense where we treated foam fractionate from PFAS impacted sediment on the Peterson Space Force Base in Colorado.

In addition, we announced a collaboration agreement with Crystal Clean pursuant to which the Company will establish a full service WDS operation at a Crystal Clean transport, storage and disposal facility (TSDF).    Under the agreement, the Company and Crystal Clean will actively market WDS to customers for processing hazardous and non-hazardous organic wastes with our AirSCWO unit.

During  2025, we continued to execute our plan towards reaching critical business milestones. Other year to date achievements include (i) completing first phase of demonstration and bio-sludge processing using our first commercial scale AirSCWO system at the City of Orlando Iron Bridge Water Reclamation Facility;; (ii) securing a waste destruction services contract for aqueous film forming firefighting form (“AFFF”) with the University of North Carolina at Chapel Hill Collaboratory; and (iii) strengthening our leadership team and organization.

Results of Operations

The following table sets forth, for the periods presented, the consolidated statements of operations data, which is derived from the accompanying unaudited condensed consolidated financial statements:

Three Months Ended September 30, 2025, as Compared to the Three Months Ended September 30, 2024

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Revenues	$760,417	$81,490	$678,927	833%
Cost of revenues	547,785	42,404	505,381	1,192%
Gross margin	212,632	39,086	173,546	444%
Operating expenses:
Research and development	755,944	424,579	331,365	78%
Compensation and related expenses	2,097,580	1,212,602	884,978	73%
Professional fees	257,228	499,010	(241,782)	(48)%
General and administrative	1,462,625	644,634	817,991	127%
Total operating expenses	4,573,377	2,780,825	1,792,552	64%
Loss from operations	(4,360,745)	(2,741,739)	(1,619,006)	59%
Other income, net	11,721	39,922	(28,201)	(71)%
Loss before income taxes	(4,349,024)	(2,701,817)	(1,647,207)	61%
Provision for income taxes	—	—	—%
Net loss	$(4,349,024)	$(2,701,817)	$(1,647,207)	61%

Our business has been focused on the development and commercialization of our supercritical water oxidation (SCWO) systems and full-scale demonstrations. During the nine months ended September 30, 2025, we generated $760,417 in revenue from services, specifically full-scale demonstrations and treatability studies compared to $81,490 of revenues during the three months ended September 30, 2024. The approximate $679,000 increase in revenues is primarily due to an increase in our service revenues of approximately $643,000 from the completion of full-scale demonstrations, and $36,000 in equipment revenues.

Cost of revenues include all direct material, labor and subcontractor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation. The increase in our cost of revenues is directly attributable to the increase in our revenues.

Our research and development expenses increased to $755,944 during the three months ended September 30, 2025, as compared to $424,579 in the same period of 2024, an increase of approximately $331,000 primarily due to an increase in labor and contract labors as we build up our resources to continue our efforts to commercialize our systems.

Our compensation and related expenses increased to $2,097,580 during the three months ended September 30, 2025, as compared to $1,212,602 in the same period of 2024, an increase of approximately $885,000 primarily because of an increase in payroll expense and fringe benefits of approximately $500,000 and stock-based compensation of approximately $385,000 due to increased head count and the granting of time-based restricted stock units to the executive team in August 2025 with vesting commencing March 2025.

Our professional fees decreased to $257,228 during the three months ended September 30, 2025, as compared to $499,010 in the same period of 2024, a decrease of approximately $242,000 primarily due to decreases in recruiter and legal fees  incurred during the three months ended September 30, 2025 compared to 2024.

Our general and administrative expenses increased to $1,462,625 during the three months ended September 30, 2025, as compared to $644,334  in the same period of 2024, an increase of approximately $818,000 primarily from an increase in travel and related expenses of approximately $249,000 due to our increased head count, an increase in depreciation expense of approximately $123,000 due to the capitalization of  our owned unit in the fourth quarter 2024, an increase in stock-based compensation to our board of directors of $144,000 due to fully vested grants made during the three months ended September 30, 2025, and an increase of approximately $302,000 in other general administrative expenses due to increased headcount and infrastructure.

Nine Months Ended September 30, 2025, as Compared to the Nine Months Ended September 30, 2024

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Revenues	$1,898,484	$433,589	$1,464,895	338%
Cost of revenues	1,823,935	703,245	1,120,690	159%
Gross margin (deficit)	74,549	(269,656)	344,205	(128)%
Operating expenses:
Research and development	1,820,701	1,526,294	294,407	19%
Compensation and related expenses	5,769,832	3,010,273	2,759,559	92%
Professional fees	1,678,467	1,367,702	310,765	23%
General and administrative	3,589,754	1,788,117	1,801,637	101%
Total operating expenses	12,858,754	7,692,386	5,166,368	67%
Loss from operations	(12,784,205)	(7,962,042)	(4,822,163)	61%
Other income, net	156,319	303,440	(147,121)	(48)%
Loss before income taxes	(12,627,886)	(7,658,602)	(4,969,284)	65%
Provision for income taxes	—	—	—	0%
Net loss	$(12,627,886)	$(7,658,602)	$(4,969,284)	65%

Our business has been focused on the development and commercialization of our supercritical water oxidation (SCWO) systems and bench and full-scale demonstrations. Our revenues increased to $1,898,484 during the nine months ended September 30, 2025 compared to $433,589 in the previous period. The approximate $1,465,000 increase in revenues is primarily due to an increase in service revenues of approximately $1,516,000 from the completion of two full-scale demonstrations and mobile bench-scale demonstration, which generated approximately $1,199,000 of revenues, the completion of one month of demonstration and wastewater processing under our City of Orlando contract, which generated approximately $271,000 of revenues, and the completion of bench scale treatability studies, which generated approximately $174,000 of revenues compared to approximately $128,000 during the nine months ended September 30, 2024, an increase of approximately $46,000. These increases were offset with a decrease in our equipment revenue of approximately $51,000.

Cost of revenues include all direct material, labor and subcontractor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation. The increase in our cost of revenues is directly attributable to the increase in our revenues as well as a $230,000 increase in our estimated accrued loss provision on our equipment contract recording during the nine months ended September 30, 2025.

Our research and development expenses increased to $1,820,701, during the nine months ended September 30, 2025, as compared to $1,526,294 in the same period of 2024, an increase of approximately $294,000, primarily due to an increase in labor and contract labor of $183,000 as we build up our resources to continue our efforts to commercialize our systems and an increase in stock-based compensation of approximately $111,000.

Our compensation and related expenses increased to $5,769,832 during the nine months ended September 30, 2025, as compared to $3,010,273 in the same period of 2024, an increase of approximately $2,760,000, primarily from increased payroll and fringe benefit expenses of $1,613,000 due to a significant increase in operational headcount and our executive team and an increase in our stock-based compensation of approximately $1,147,000.

Our professional fees  increased to $1,678,467 during the nine months ended September 30, 2025, as compared to $1,367,702 in the same period of 2024, an increase of approximately $311,000 primarily from an increase in recruiting services of approximately $544,000 due to headcount increases in our operations department and the addition of new directors  to our board of directors, and an increase in accounting, auditing and consulting fees of approximately $17,000, offset by a  decrease in legal fees of approximately $264,000, primarily due to a legal matter with our former CEO that was settled in April 2025.

Our general and administrative expenses increased to $3,589,754 during the nine months ended September 30, 2025, as compared to $1,788,117 in the same period of 2024, an increase of approximately $1,802,000. This increase is primarily because of an increase in depreciation expense of approximately $337,000 due to the capitalization of  our owned unit in the fourth quarter of 2024, an increase in investor and public relations services of $268,000, an increase in rent expense of approximately $84,000 from our North Carolina lab lease which commenced in October 2024, an increase in travel and related expenses of approximately $483,000 due to our increased headcount and operational deployments, an increase in relocation expenses of approximately $100,000 as we moved our manufacturing and operations locations to Florida and an increase of approximately $530,000 in general administrative expenses due to our increased headcount and infrastructure.

Liquidity, Capital Resources and Going Concern

In accordance with ASU No. 2014-15 Presentation of Financial Statements – Going Concern (subtopic 205-40), the Company’s management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. At September 30, 2025, the Company had working capital of $1,904,259 and an accumulated deficit of $41,015,504. For the nine months ended September 30, 2025, the Company incurred a net loss of $12,627,886 and used $10,205,171 of net cash in operations for the period. These conditions raise substantial doubt regarding our ability to continue as a going concern.

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

Since inception, we have financed our operations principally through the sale of debt and equity securities and operating cash flows. We have an “at-the-market” (ATM) equity offering under which we may issue up to $15.1 million of common stock, subject to applicable law. At September 30, 2025, approximately $13.1 million remains available to be sold in the Company’s at-the-market offerings, subject to various limitations. During the nine months ended September 30, 2025, we raised approximately $1.9 million of net proceeds from the sale of shares of common stock through the ATM.  The Company is evaluating strategies to obtain the required additional funding for future operations through debt or equity financing.

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

Cash Flows

We used $10,205,171 of cash in operating activities for the nine months ended September 30, 2025 compared to $7,497,734 of cash used in operating activities for the corresponding period in 2024, an increase of $2,707,437. The increase in cash used in operating activities was primarily due to the increase in our net loss of $4,969,284, partially offset by an increase in net operating cash inflows from changes in operating assets and liabilities of $626,871 and an increase in noncash expenses of $1,634,976.  The cash used in operations was primarily to fund operations as well as our working capital requirements.

We used $1,358,794 in cash in investing activities for the nine months ended September 30, 2025 compared to $999,207 of cash used in investing activities for the corresponding period in 2024, a decrease of $359,587. The decrease in cash used by investing activities for the nine months ended September 30, 2025 was primarily due to a $335,214 decrease in equipment-in-process and intangible assets purchases, partially offset by an increase or property and equipment purchases of $694,801.

We received $1,845,649 of cash from financing activities for the nine months ended September 30, 2025 compared to receiving $11,912 in financing activities for the corresponding period in 2024, an increase of $1,833,737. The increase in cash received from financing activities was primarily due to an increase of $1,899,184 of proceeds from the sale of common stock, an increase of $600,000 from a secured promissory note, an increase in $24,000 of proceeds received from the exercise of a stock option, offset by $39,467 of payments on a note payable used for equipment financing and a financing liability as well as $649,980 for the repurchase of a warrant.

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

Changes in Internal Control Over Financial Reporting

There have been no other changes in our internal control over financial reporting during the first nine months of 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•

Our ability to generate revenue will depend in part on government contracts which expose us to the uncertainties of governmental budgetary and funding constraints and local, national and international political conditions and events, including in the event of a prolonged government shutdown.

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

The technologies we use to treat wastewater, sludge and biosolids, have never been utilized on a full-scale commercial basis. Our AirSCWO technology and systems remain in a research and development status. All of the tests conducted to date by us with respect to the technology have been performed in a limited scale or small commercial scale environment and the same or similar results may not be obtainable at competitive costs on a large-scale commercial basis. We have never employed our technology under the conditions or in the volumes that will be required for us to be profitable and we cannot predict all of the difficulties that may arise. Accordingly, our technology may not perform successfully on a commercial basis and we may never generate any revenues or be profitable. Even if we are able to fully commercialize our products, we may not be able to grow our business at scale. Due to the uncertainties and potential difficulties to level up our technology to be deployed on a large-scale commercial basis, there is no guarantee that the costs of operating commercial-scale products will not exceed the revenues we earn. If we cannot grow our business at scale, then our business, results of operations, financial condition and stock price could be significantly impacted.  If we are unable to sell additional AirSCWO systems or are unable to deliver on existing or future contracts, such failure could adversely affect our results of operations.

We have a limited operating history with no material revenues.

Our limited operating history makes evaluating the business and future prospects difficult and may increase the risk of your investment. We have yet to generate material revenues from our business and we have so far deployed our AirSCWO technology only in the City of Orlando, Florida and on demonstrations including Clean Earth. Therefore, the commercial value of our systems is uncertain. There can be no assurance that we will ever generate significant revenues or become profitable. Further, we are subject to all the risks inherent in a new business, including, but not limited to: intense competition; lack of sufficient capital; loss of protection of proprietary technology and trade secrets; difficulties in commercializing our products, managing growth and hiring and retaining key employees; adverse changes in costs and general business and economic conditions; and the need to achieve product acceptance, to enter and develop new markets and to develop and maintain successful relationships with customers, third party suppliers and contractors.

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

On October 8, 2025, the Company announced that Chris Gannon stepped down effective immediately as the Company’s President, Chief Executive Officer and director, and Stephen J Jones, a member of the board of directors, was appointed as interim President and Chief Executive Office.   Losing members of management and other key personnel subjects the Company to a number of risks, including the failure to coordinate responsibilities and tasks, the necessity to create new management systems and processes, the impact on corporate culture, and the retention of historical knowledge.  In addition, we may not be able to effectively transition and integrate new members of our management.

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

Furthermore, we have replaced members of our management team and intend to do so in the future when necessary. On October 8, 2025, the Company announced that Chris Gannon stepped down effective immediately as the Company’s President, Chief Executive Officer and director, and Stephen J Jones, a member of the board of directors, was appointed as interim President and Chief Executive Office.  In addition, we may lose key members of our management team, and we may not be able to attract new management talent with sufficient skill and experience.

Our ability to generate revenue will depend in part on government contracts which expose us to the uncertainties of governmental budgetary and funding constraints and local, national and international political conditions and events, including in the event of a prolonged government shutdown.

We expect to derive a significant portion of our future revenues directly or indirectly from government agencies. The funding of government programs could be reduced or eliminated due to numerous factors, including changes in administration, governmental budget constraints, changes in funding priorities and policies, prolonged government shutdowns, and developments in geopolitical events and macroeconomic conditions that are beyond our control. Reduction or elimination of government spending under our contracts would imperil the sales of our products and may cause a negative effect on our revenues, results of operations, cash flow and financial condition.

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

A significant invasion, interruption, destruction or breakdown of our information technology systems and/or infrastructure by persons with authorized or unauthorized access could negatively impact our business and operations. We could also experience business interruption, information theft and/or reputational damage from cyberattacks, which may compromise our systems and lead to data leakage either internally or at our third-party providers. Our systems may be the target of malware and other cyberattacks. The measures we have undertaken to reduce these risks may not be successful in preventing compromise and/or disruption of our information technology systems and related data. As a technology company, our business depends on our ability to protect our propriety intellectual property. We also maintain records of sensitive and/or confidential information about our customers, including various governmental agencies. If we are not able to prevent access to our systems and a bad actor gains access to such proprietary, sensitive or confidential information, then our business, financial condition and reputation could be significantly impacted.

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

We anticipate that our customers may require product warranties as to the proper operation and conformance to specifications of the products we manufacture or install or the services we provide and performance guarantees as to any effluent produced by our equipment and services. Failure of our products to operate properly or to meet specifications of our customers or our failure to meet our performance guarantees may increase costs by requiring additional engineering resources and services, replacement of parts and equipment and frequent replacement of consumables or monetary reimbursement to a customer or could otherwise result in liability to our customers. There are significant uncertainties and judgments involved in estimating warranty and performance guarantee obligations, including changing product designs, differences in customer installation processes and failure to identify or disclaim certain variables in a customer’s influent. To the extent that we incur substantial warranty or performance guarantee claims in any period, our reputation, earnings and ability to obtain future business could be materially adversely affected.

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

Our principal stockholders, officers and directors beneficially own a significant amount of our common stock. As a result, our principal stockholders, officers and directors have the ability to influence matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of the Company and make some future transactions more difficult or impossible without the support of our controlling stockholders. The interests of such stockholders may not coincide with your interests or the interests of other stockholders.

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

The market price of our common stock has been, and may continue to be, particularly volatile, and our shareholders may be unable to resell their shares at a profit. The market price of our common shares has significantly declined over the past twelve months, and may continue to fluctuate or decline in the future. Between January 1, 2022 and September 30, 2025, the closing price per share of our common shares has ranged from a high of $4.94 (on April 3, 2023) to a low of $0.19 (on July 7, 2025).

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

The Company intends to monitor the closing bid price of its common stock and recently announced a special meeting of stockholders to be held on December 15, 2025, where stockholders will be asked to approve a reverse stock split. However, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules.

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
(c)

During the fiscal quarter ended September 30, 2025, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

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

374WATER INC

Dated: November 12, 2025	By:	/s/ Stephen J. Jones
Stephen J. Jones
Interim President and Chief Executive Officer

Dated: November 12, 2025	By:	/s/ Russell Kline
Russell Kline
Chief Financial Officer

Exhibit Index

52