Form 10-K
period 2025-12-31
374Water Inc.
filed 2026-03-31
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

Securities registered pursuant to Section 12(g) of the Act: None

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock equity, as of June 30, 2025, the last business day of the issuer’s most recently completed second fiscal quarter: $27.4 million.

As of March 27, 2026, the number of outstanding shares of common stock, $0.0001 par value per share, of the registrant was 17,441,368.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2026 annual meeting of stockholders (the “2026 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2026 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the year to which this report relates.

374WATER INC.

Annual Report on Form 10-K

Year Ended December 31, 2025

PART I

ITEM 1. BUSINESS.

Overview

374Water Inc. (the “Company”, “374Water”, “We”, or “Our”) is a cleantech and environmental services company developing supercritical water oxidation technology (“SCWO”) for the destruction of organic waste streams within the municipal, federal, and industrial markets.  374Water offers our proprietary AirSCWO technology, which is designed to destroy and mineralize a broad spectrum of non-hazardous and hazardous organic wastes producing safe dischargeable water streams, safe mineral effluent, safe vent gas, and recoverable heat energy.  Importantly, our AirSCWO system is designed to eliminate recalcitrant organic wastes without creating waste byproducts, as well as to simplify existing, complex waste processing and disposal practices. Our AirSCWO technology is designed to effectively convert solid and liquid wastes such as sewage sludge, biosolids, food waste, hazardous and non-hazardous waste, including ‘forever chemicals’ (e.g., “per-and polyfluoroalkyl substances” or “PFAS”) into inert and recoverable resources including water, minerals, and heat energy.

374Water made significant commercial and technological progress throughout the 2025 fiscal year. We continue to make technological breakthroughs in processing solids and slurries, as well as liquid waste streams across three main market sectors – industrial, municipal, and federal. Throughout the year we established our Waste Destruction Services (“WDS”) hub at the City of Orlando’s Iron Bridge Water Reclamation Facility, deployed a commercial AirSCWO system to Detroit, MI, for a six week Department of Defense (“DoD”) Destruction Demonstration of six PFAS-impacted waste streams, deployed our mobile AirSCWO lab to Peterson Space Force Base in Colorado, and tested waste streams from several clients, including major oil and gas companies, multi-national chemical and pharmaceutical companies, the United States DoD and defense contractors, and resource recovery companies, at our laboratory in the Research Triangle, North Carolina.

Recent business highlights underscore the Company’s continued effort to increase capacity to address multiple significant markets, and include winning an award for and commencing the destruction of 1,000 gallons of Aqueous Film Forming Foam (“AFFF”) from the University of North Carolina at Chapel Hill Collaboratory; completion of WDS field demonstrations of an AS system at Clean Earth’s Detroit, MI in partnership with the DoD, led by the Defense Innovation Unit (“DIU”) in collaboration with Environmental Security Technology Certification Program ("ESTCP”), to evaluate commercial-scale technology solutions to destroy per- and polyfluoroalkyl (“PFAS”) contaminated wastes; a collaboration agreement with Crystal Clean to locate 374Water’s AirSCWO technology at one of their RCRA-permitted facilities to destroy various PFAS waste streams; and an agreement with the city of Olathe, KS for the sale of an AirSCWO system and pre-treatment equipment with an associated service agreement for the treatment of PFAS-impacted wastewater and other waste streams.

As we begin 2026, we have already secured additional contracts for Waste Destruction Services, made technological advances to better address the demand and needs of customers and partners across market segments, and continue to capitalize our business to establish 374Water as a leader in developing waste destruction industry and the unique abilities of AirSCWO to unlock tremendous value.

During 2026, we expect to design and scale our AirSCWO systems to handle larger capacities of slurries and liquid wastes; build out our Waste Destruction Services hub at the City of Orlando’s Iron Bridge Water Reclamation Facility; begin to receive and destroy significant volumes of PFAS wastes to our WDS hub; deploy our team and technology to Orange County Sanitation District (“OC San”) in Fountain Valley, CA; deploy our mobile AirSCWO system to St. Cloud, MN, to demonstrate its effectiveness destroying PFAS-laden biosolids and other PFAS wastes; negotiate additional Treatment, Storage, and Disposal Facility (“TSDF”) partnerships to expand our WDS hubs; and grow our manufacturing, operations, and research and development (“R&D”) capacity as we lead the industry towards SCWO.

Our Technology

374Water has developed AirSCWO, a proprietary waste destruction/treatment system which harnesses the power of supercritical water oxidation (“SCWO”).  AirSCWO leverages the unique properties of water in its supercritical phase (above 374oC and above a barometric pressure of 221 Bar). The supercritical phase of water has unique properties, which when combined with air, destroys organic “wastes” by oxidizing organic matter and yielding recoverable energy, minerals, and water.  Our AirSCWO technology platform sits at the heart of our waste destruction solutions.  The effectiveness of AirSCWO has been demonstrated on a wide variety of organic waste streams at commercial and laboratory scale with waste destruction results at or above 99.95%.

Our AirSCWO technology has treated a wide variety of non-hazardous and hazardous slurries and liquid organic wastes. Our technology can effectively process solid wastes, which can be pre-processed into slurries for treatment, including wastewater sludges and biosolids, spent granular activated carbon (“GAC”), spent ion exchange resins (“IX”), and hard-to-degrade plastics, to name a few.  In addition, our technology can process liquid wastes such as AFFF used in firefighting, landfill leachate, light-non-aqueous phase liquid (“L-NAPL”), military wastes, industrial solvents, oily sludges, pharmaceuticals, foam fractionate streams, pesticides, and other industrial wastes, to name a few. AirSCWO has been shown to treat (destroy) wastes to levels at or below regulatory standards, significantly reduce or eliminate disposal costs, remove operational process bottlenecks, and reduce liabilities and other risks associated with waste management.

Our AirSCWO system is designed to be a continuous flow waste destruction process with a unique system design that includes highly efficient energy recapture technology, to minimize overall energy demand and maximize reusable energy.  Our AirSCWO system testing has demonstrated that our systems can run continuously at commercial scale with periodic stops for routine maintenance.  We continue to increase capacity and decrease the duration frequency of maintenance downtime, to increase process efficiency in our AirSCWO systems.  The technology we continue to refine and innovate is designed to address business operations and environmental challenges, which we believe have been inadequately addressed and poorly resourced until now. We believe 374Water’s AirSCWO technology is a paradigm-shift across sectors of waste management.

Products and Services

AirSCWO Solutions

374Water’s ability to provide scaled waste destruction solutions is a significant differentiator across waste treatment and destruction providers. We intend to offer multiple commercial-scale AirSCWO system models and corresponding pre- and post-treatment technologies to fully support end customers' organic waste destruction needs.

Our fleet and product offering currently includes a mobile, trailered AS system for rapid deployment into non-permanent or low-infrastructure settings.  This system is designed to process over 700 kg per day of wet waste and is ideal for onsite demonstrations, event cleanups, and down-scaled WDS deployments.

Our modular AS systems, used for both WDS operations and permanent or semi-permanent onsite customer integrations is designed to scale between six (6) and ten (10) tons per day and is well-suited for smaller municipal, federal, and industrial sites.  We currently have two AS systems, one is already operating in Orlando, FL and the second is anticipated to be delivered to OC San upon completing a factory acceptance test.

The Company’s product road map includes scaling the design and operations of the AS systems to address customer needs and requirements for increased capacity.  We are aggressively undertaking R&D efforts to scale our system capacity safely and effectively to 20+, 30+, and 50+ tons per day in the near- to mid-term, and see the demand for systems exceeding 100+ tons per day in both our WDS and capital sale offerings.

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

Waste Destruction Services (“WDS”)

During 2024, we announced the launch of our WDS business.  Along with select capital sales and service contracts, WDS provides our customers with a fit-to-need waste destruction service without significant capital investment. Our WDS business is based on a partner model with: (1) Wastewater facilities, (2) Industrial facilities, and (4) RCRA Part B permitted TSDFs. These partnerships may take the form of operational joint ventures and/or service provider models.

We established our first WDS operations in 2025 at the City of Orlando’s Iron Bridge Water Reclamation Facility.  Throughout the course of 2026 and beyond we plan to make system upgrades, as well as adding additional systems, to increase our WDS capacity.

We expect our WDS facility to not only serve as a revenue generator as we receive and destroy customer waste, but a proving ground for our R&D teams to test technology improvements before including these in our capital sale product offerings.

Laboratory & Testing Services

374Water provides extensive AirSCWO waste destruction laboratory and testing services to municipal, federal, and industrial clients.  Our laboratory also serves as an integral part of our R&D efforts.

Our lab conducts AirSCWO waste destruction treatability evaluations for prospective clients on a wide range of waste streams. These waste destruction evaluations demonstrate the destruction efficacy of our AirSCWO solution to support operations and solutions design.

Our lab also provides us with rapid analysis, characterization, and treatment parameters to support full-scale waste destruction operations.  We use our lab-scale system as guidance to continually optimize our AirSCWO process for improved performance and customized operations for unique client wastes.

Operations & Maintenance Services

Our AirSCWO operations team is highly trained and professional, with significant experience working closely with customer teams.  We offer comprehensive, professional, full system operations, customer training and integration, and on-demand support and maintenance.  We have a fully equipped and skilled field team capable of installing, integrating, and operating our AirSCWO systems in a vast range of settings and for different applications.

Markets and Industries

Waste Processing Technology Conversion

The municipal, federal, and industrial market verticals seek alternatives to existing waste treatment, processing, and disposal processes which primarily transport, transform, concentrate, and/or partially destroy wastes often shifting - not eliminating - the burden and liability.  374Water’s AirSCWO technology aims to achieve maximum destruction of organic wastes with the intent of eliminating residual pollutants, operational burden, and liability.

Primary demand drivers for waste destruction include excessive costs and operational burden of current disposal practices, the desire for waste destruction at the  point of generation,  outdated and/or inadequate waste disposal infrastructure, poor waste disposal processes or options, increasing quantity/complexity of waste streams, public health, existing and anticipated State and Federal regulations, liability threat from contaminant of emerging concern (“CECs”), resource scarcity, corporate sustainability targets, commodity prices, climate change, and energy security.

We believe our AirSCWO solutions provide unique value propositions that support rapid market adoption across various verticals and applications. These differentiators include:

•	Continuous waste processing design, with scalable throughput and high energy efficiency;
•	Effective destruction of emerging contaminants such as PFAS, 1,4 Dioxane, microplastics, pharmaceuticals, and other CECs;
•	The generation of recoverable and usable heat energy, paired with highly efficient energy recapture technology, to minimize overall energy demand and maximize reusable energy; and
•	On-site waste treatment solutions that reducing haulage and transportation needs, associated greenhouse gas emissions, hauling liability, and waste disclosures.

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

Water Utilities: Water utilities are increasingly impacted by contaminants such as PFAS, microplastics, and pharmaceuticals, leading to widespread adoption of treatment methods like GAC and IX to filter these contaminants. As these materials become saturated with PFAS and other pollutants, we believe technologies like AirSCWO are essential for safely destroying the spent GAC and spent IX, offering a more complete solution for PFAS management.

Wastewater Treatment Facilities: Wastewater facilities treat sludge wastes. Sludge is a semi-solid by-product obtained from the treatment of residential and commercial or industrial wastewater.  Municipal sludge is typically treated in large biological treatment processes which generates a final residue known as biosolids and is generally high in organic material. Sludge and biosolids management is a key part of any wastewater treatment process. Those residual streams are ideal applications for our AirSCWO technology as current treatment and disposal methods are becoming increasingly costly, scrutinized by regulators, and operationally infeasible.

Landfills: Landfill Leachate is a liquid that forms when water percolates through waste material in a landfill, picking up various dissolved and suspended substances. This contaminated liquid is a result of rainfall, surface runoff, and decomposing waste within the landfill, which can include organic material, chemicals, heavy metals, pathogens, and biosolids.

State and Local Fire Departments: AFFF is a significant source of PFAS. Full-scale removal and disposal of AFFF firefighting foam, is now underway at the State and Municipal government levels.  Sixteen U.S. states currently operate AFFF take-back programs to enable fire departments to safely dispose of firefighting foam. These programs enable fire departments and agencies to return obsolete, used or unused AFFF stocks, which are then safely stored and processed for disposal.

Federal Market Vertical

The U.S. federal waste management market is estimated at $15 billion. The federal market includes 723 DoD sites which require PFAS assessment, 53 Department of Energy (“DoE”) sites, and 150 airports under the oversight of the Federal Aviation Agency (“FAA”).  Federal agencies have stockpiles of contaminated waste streams such as AFFF (firefighting foam), chemicals, narcotics, biosolids, filtration media (GAC and IX) , hydrocarbons and other wastes which must be stored, treated, disposed of, or preferably destroyed. Federal agencies are actively and aggressively seeking the best destruction solutions to eliminate these contaminated waste streams.  We believe our AirSCWO technology, along with our developing partnerships and business model position 374Water to provide a compelling waste destruction solution to these markets.

Department of Defense: To date, the DoD has determined that 574 military installations will require PFAS-focused environmental remediation. Recent site clean-up estimates exceed $29 billion for PFAS contamination and other organic wastes in the aggregate.  The Army Corp of Engineers has begun to award task order contracts to remove and dispose of PFAS-contaminated fire-fighting equipment foam at US military facilities. We also see growing demand for the destruction of PFAS-contaminated filtration media, such as GAC and IX, waste streams that are used in the filtration of wastewater and soil washing at DoD facilities. We are working directly with U.S. military services to demonstrate the efficacy of destruction and performance scale of the AirSCWO system.  Additional destruction projects are contracted into 2026. We expect Bipartisan Congressional support for funding the remediation of PFAS-contaminated military facilities will continue; although there is no short-term certainty whether the funds will be cut or increased.

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

Industrial Market Vertical

The global industrial waste management market for specific sectors (O&G, Chemicals, Battery Recycling and Pharmaceuticals & Healthcare) is estimated at $144.5 billion in 2025, with the United States accounting for 33.4% of this total valuation. Driven by stringent regulations and battery recycling, the market is projected to grow at a CAGR of 6.74% over the next ten years.

Treatment, Storage, and Disposal Facility Market Vertical

The United States Resource Conservation and Recovery Act (the “RCRA”) Part B permitted TSDF market includes more than 860 sites in the U.S.  As part of our growth strategy, we are engaging with TSDF market participants to establish one or more waste destruction sites to service customers within our three core markets, municipal, federal, and industrial, and provide a WDS offering which we believe will enable us to generate recurring service revenues.  We seek to partner with TSDFs who are known to our customers, have experience in non-hazardous and hazardous waste treatment, and have appropriate local, state and federal operating permits. We believe our AirSCWO technology is well positioned to provide a compelling waste destruction solution to TSDF market participants.

374Water is targeting high value markets that we expect will contribute to the Company’s revenue and thereby help fuel our growth plans. Table 1 below shows near-term target markets, their subsegments, and the relevant applications associated with those markets.

Sales and Marketing

Our business development and sales team offer our products through capital sales, joint development agreements,  and waste destruction services to municipal, federal, and industrial customers. Our municipal efforts focus on building trust and strong working relationships with state and local municipal water and wastewater leaders directly responsible for waste handling and processing operations. Our federal efforts focus on establishing credibility and strong relationships with Government experts, Congressional leaders, and civilian and military officials directly responsible for addressing PFAS waste streams in the DoD, DOE, and FAA. Government officials have personally visited our facilities and observed firsthand the destruction of multiple PFAS-contaminated waste streams. Our industrial efforts are focused on fielding inbound requests for engagement, lab and full-scale waste destruction demonstrations across multiple industrial sub-verticals.

During 2026, we intend to generate ongoing revenue from WDS operations and capital sale partnerships. Specifically, we intend to fill our WDS capacity at our Orlando hub, deliver and operate at OC San, and begin fabrication of the system destined for Olathe, KS.  We believe we are well positioned to deliver our commercial-scale AirSCWO solutions. Municipal officials remain eager to begin waste destruction operations and have expressed interest in capital purchase and WDS models. Federal government officials have plans to remove and destroy PFAS and other wastes from numerous military and civilian facilities and have appropriated hundreds of millions of dollars to perform waste destruction work. We believe we are well positioned to secure government work. Finally, we are actively pursuing strategic partnerships with industrial partners, TSDFs, to establish WDS operations.

Our product marketing approach includes maintaining a strategic presence at water, wastewater, federal, and industrial industry events.  Our marketing approach is multi-pronged with three areas of focus: (1) education and distribution of information, (2) research and development including the publishing of destruction results, and (3) industry-recognized thought leadership. We believe our approach is effective at calling potential customers and partners to action as decisions are increasingly based on triple-bottom line metrics and providing essential services to communities and customers.

 We are actively exploring partnerships and strategic transactions to further support and advance our R&D and market reach. These initiatives are aimed at unlocking new opportunities, strengthening our market position, and accelerating the adoption of our groundbreaking solutions. We believe that combining our technology and expertise with that of complementary partners will allow us to expand our reach and drive the advancement and adoption of our waste destruction technology.

In the future, we intend to further expand our sales and marketing teams to more fully service the municipal, federal and industrial markets across North America.  In addition, we plan to further expand these efforts into international markets.

Manufacturing

As of December 31, 2025, our products, including our AirSCWO, pre-treatment, and post-treatment systems are designed, manufactured, assembled, and tested in our state-of-the-art facility located at the Iron Bridge Regional Water Reclamation Facility in Oviedo, Florida.  As of the first quarter of 2026, our manufacturing capabilities have included: CNC Plasma cutting of pipe and sheet stock, 5 axis milling, pipe bending, CAD/CAM, sheet metal forming, MIG, TIG, Stick welding, electrical design and panel build, as well as full system integration and testing.

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

Intellectual Property

We seek patent protection for new technologies, inventions, and improvements that are likely to be incorporated into our AirSCWO, pre-treatment, and post-treatment solutions.  We rely on patents, trade secret laws, and contractual safeguards to protect our proprietary technology, processing techniques, and other know-how used in the design  and  operations of our systems.

We have a robust, and growing, intellectual property (“IP”) portfolio consisting of U.S. and international patents and trademarks. We have designed an intellectual property strategy to advance our competitive edge and disruptive position in the market. As of December 31, 2025, we have four (4) pending U.S. non-provisional applications, six (6) provisional filings, and three (3) pending Patent Cooperation Treaty (PCT) applications.  Additionally, we have 3 utility patent applications in process, and intend to file additional patent applications in 2026.

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

Competition

The markets for our products and services are highly competitive, with companies offering a variety of competitive products and services. We expect competition in our markets to intensify in the future as new and existing competitors introduce additional and enhanced products and services. Our AirSCWO systems have proven capable of successfully processing a wide variety of challenging organic non-hazardous and hazardous solid and liquid wastes.  While we believe technology will continue to prove more efficient and economical with higher treatment throughput, and lower operating costs than our competition, we expect competition to increase.  We compete with other SCWO technology providers, other emerging technology providers (e.g., plasma and electrochemical oxidation), as well as anaerobic digestion, landfilling, drying and incineration, lagoon and spray-fields, lime stabilization, and others.

We compete primarily based on our product offering, quality of service and price. From time-to-time, our competitors may reduce the price of their services in an effort to win a competitively bid contract. Our ability to maintain and increase prices in certain markets may be impacted by our competitors’ pricing policies. This may have an effect on our future revenue and profitability.

Government Regulations

Our operations and AirSCWO system may be subject to various U.S. federal, state and local laws and regulations and requirements governing the protection of the environment, public health and safety, and other matters.

For example, the construction and operation of our AirSCWO systems may require obtaining air permits from various states or, alternatively, obtaining a formal determination from a state that a permit is not required. The federal Clean Air Act, as amended (“CAA”), and comparable state laws and regulations, regulate emissions of various air pollutants through the issuance of permits and the imposition of other requirements. The U.S. Environmental Protection Agency (“EPA”) has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. We may be required to obtain permits for our facilities before we can operate our facilities, and we may incur one-time and recurring costs to achieve or maintain compliance with any EPA regulations and similar laws. These laws and regulations may increase our compliance costs, and federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal CAA and associated state laws and regulations. Obtaining or renewing permits has the potential to delay the development, production, and deployment of our products, including our AirSCWO systems.

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

Additionally, our AirSCWO systems may be regulated pursuant to the United States Occupational Safety and Health Act (“OSHA”) and thereby be subject to inspections thereunder. For instance, OSHA's hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens, which could result in increased compliance costs. We intend that our operations and AirSCWO systems will be in material compliance with, and in many cases surpass, minimum standards required by applicable laws and regulations.

Human Capital and Culture

As of December 31, 2025, we employed 48 full-time employees and 7 contractors.

We have made a significant investment in our people  and recognize and value our team as our most important asset in achieving our strategic goals. We are working towards a human resources strategy that will help drive the right culture, leadership, talent management, performance, reward and recognition, personal development, and ways of working to ensure the Company achieves its objectives and our people benefit from an exceptional experience.

Our focus areas in creating a working environment that draws out the best in our employees and supports the Company objectives are as follows:

1)	Attract, identify, develop and retain high-performing talent across all parts of the company.

2)	Develop and support the growth of leadership.

3)	Enable the development of a high-performance culture where staff performance can be supported, rewarded, enhanced and managed effectively.

4)	Develop a market-based total reward approach, which is valued by staff, and supports retention of our employees.

5)	Provide excellent core HR services across all business areas to enable the effective operation of the organization.

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

Corporate Information

374Water Inc. is a Delaware corporation which was incorporated in Delaware as Vyrex Corporation in September 2005. At that time, the Company was focused on developing, commercializing and marketing a series of unique electric generating power systems designed to produce electrical power with zero emissions or waste byproducts, based on a pressure-driven expander motor and related organic rankine cycle technology. Following the acquisition of PowerVerde, Inc. in 2008, Vyrex Corporation’s name was changed to PowerVerde, Inc.

On April 16, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger”) with 374Water Inc., a privately held company based in Durham, North Carolina, and 374Water Acquisition Corp., a newly-formed wholly-owned subsidiary of PowerVerde, Inc. Following the Merger, the Company’s name was changed to 374Water Inc.

 374Water offers proprietary AirSCWO technology, which is designed to efficiently destroy and mineralize a broad spectrum of non-hazardous and hazardous organic wastes producing safe dischargeable water streams, safe mineral effluent, safe vent gas, and recoverable heat energy.  Importantly, our AirSCWO system is designed to eliminate recalcitrant organic waste without creating waste byproducts, as well as to simplify existing, complex waste processing and disposal practices. Our AirSCWO technology is designed to effectively convert solid and liquid wastes such as sewage sludge, biosolids, food waste, hazardous and non-hazardous waste, and forever chemicals (e.g., “per-and polyfluoroalkyl substances” or “PFAS”) into inert and  recoverable resources including water, minerals, and heat energy Our vision is a world without waste and our mission is to destroy organic waste for a cleaner tomorrow.

Our principal executive offices are located at 100 Southcenter Court, Suite 200, Morrisville, North Carolina, 27560, telephone number (440) 601-9677. Our website address is www.374water.com. References to our website and any information contained therein or connected thereto are not intended to be incorporated by reference into this report and should not be considered a part of this report, and the referenced websites are not intended to act as active hyperlinks.

FORWARD-LOOKING STATEMENTS

Prospective investors are cautioned that the statements in this annual report on Form 10-K (the “Report”) that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us as of the date of this Report. When used in this Report, the words “plan,” “will,” “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project” and similar expressions, as they relate to 374Water, are intended to identify such forward-looking statements. Although 374Water believes these statements are reasonable, actual actions, operations and results could differ materially from those indicated by such forward-looking statements as a result of the risk factors included in this Report or other factors. We must caution, however, that these factors may not be exhaustive and that these or other factors, many of which are outside of our control, could have a material adverse effect on 374Water and our ability to achieve our objectives. All forward-looking statements attributable to 374Water or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above.

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

We are responsible for all of the disclosures in this Annual Report, and while we believe that each of the publications, research, surveys and studies included in this Annual Report are prepared by reputable sources, we have not independently verified market and industry data from third-party sources. In addition, while we believe our internal company research and estimates are reliable, such research and estimates have not been verified by independent sources. You should carefully consider the inherent risks and uncertainties associated with the market and other industry data contained in this Annual Report. Assumptions and estimates of our and our industry’s future performance are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section titled “Risk Factors.” These and other factors could cause results to differ materially from those expressed in the estimates made by independent parties and by us.

ITEM 1A. RISK FACTORS.

You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by us or on our behalf. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Cautionary Note Regarding Forward-Looking Statements” and the risks of our businesses described elsewhere in this Report for the year ended December 31, 2025.

SUMMARY RISK FACTORS

Risks Related to Our Business and General Economic Conditions

•	A sustainable market for our products may never develop.
•	Our ability to treat hazardous wastes on a commercially viable basis is unproven, which could have a detrimental effect on our ability to generate or sustain revenues.
•	We have a limited operating history with no material revenues.
•	We have experienced management turnover, including turnover of our top executives, which creates uncertainties and could have an adverse effect on our business.
•	Our products may have defects, which could damage our reputation, decrease market acceptance of our products, cause us to lose customers and revenue and result in costly litigation or liability.
•	Our management team may not be able to successfully implement our business strategies.
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

Our limited operating history makes evaluating the business and future prospects difficult and may increase the risk of your investment. We have yet to generate material revenues from our business. Therefore, the commercial value of our systems is uncertain. There can be no assurance that we will ever generate significant revenues or become profitable. Further, we are subject to all the risks inherent in a new business, including, but not limited to: intense competition; lack of sufficient capital; loss of protection of proprietary technology and trade secrets; difficulties in commercializing our products, managing growth and hiring and retaining key employees; adverse changes in costs and general business and economic conditions; and the need to achieve product acceptance, to enter and develop new markets and to develop and maintain successful relationships with customers, third party suppliers and contractors.

We have experienced management turnover, including turnover of our top executives, which creates uncertainties and could have an adverse effect on our business.

Our success depends, in large part, on the continued services of our senior management team and on our ability to attract, motivate, develop, and retain a sufficient number of other highly qualified personnel. The loss of any one or more members of our senior management team, for any reason, could impair our ability to execute our business strategy and have a material adverse effect on our business, financial condition, and results of operations.

Recently, we have experienced significant changes in our executive leadership as part of our Company restructuring. Effective as of October 8, 2025, Christian Gannon stepped down as the Company’s President and Chief Executive Officer and Peter Mandel stepped down as the Company’s General Counsel. The Board of Directors (the “Board”) appointed Stephen J. Jones, a former director of the Company, as the Company’s Interim President and Chief Executive Officer effective as of October 8, 2025. On February 23, 2026, Danny Bogar was appointed as the Company’s President and Chief Executive Officer and Stephen Jones resigned as Interim President and Chief Executive Officer. On March 2, 2026, the Company appointed Adrienne Anderson as its Interim Chief Financial Officer to replace Russell Kline, whose employment as the Company’s Chief Financial Officer was terminated effective as of March 2, 2026.

Although we have endeavored to implement these management transitions in a non-disruptive manner, such transitions can be inherently difficult to manage and may hamper our ability to meet our financial and operational goals. Such changes may also give rise to uncertainty among our customers, investors, vendors, employees and others concerning our future direction and performance. Any of the foregoing could result in significant disruptions to our operations and may adversely affect our financial condition, results of operations, cash flows and ability to execute on our business plans.

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

If our management team is unable to execute on its business strategies, including as a result of changes in our executive leadership as part of our company restructuring, then our development, including the establishment of revenues and our sales and marketing activities would be materially and adversely affected. We have recently replaced our management team, including our Chief Executive Officer and Chief Financial Officer.  As described in “Item 1. Business” above, our management team has a number of business strategies intended to grow our operations, increase our customer base and footprint across various markets, and develop a full-scale commercialization of our AirSCWO systems. However, we currently have no demonstrated operating history of such full-scale commercialization, and our ability to execute on such strategies successfully and on the timelines we expect (or at all) is subject to significant uncertainties and risks. As our new management team moves forward with its business strategies, unexpected setbacks, obstacles and challenges may occur, resulting in delays, changes in strategy, abandonment of certain projects and plans, and the creation of new strategies and plans that may look very different from our current business strategies. Even if we do not change or reverse our current business strategies, there is no guarantee that we will be able to scale our business on the timelines we expect or at all, or that we will be able to successfully compete with other providers in the market to capitalize on the demand that we have identified to exist. There is also no guarantee that we will be able to effectively manage the costs of maintaining the AirSCWO systems we provide to customers in a way that would allow us to turn a profit at some point in the future. Additionally, all of our management team’s business strategies require significant financing to execute, and there is no guarantee that we will have sufficient capital at any given time to do so.

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

Since our business is still young,  there is  limited historical basis upon which to evaluate our ability to successfully execute on our business strategies at scale, achieve our business goals and objectives, and recognize revenue and turn a profit over time. If we are not able to deliver the results we expect, or if our business strategies do not result in the successes we intend, our business, operations and financial condition will be materially and adversely impacted.

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

Given the early stage of our Company and significant changes in executive team, we have limited full-time accounting and financial reporting personnel and other resources with which to address our internal controls and related procedures. We recently experienced significant changes in our Chief Financial Officer position. On March 2, 2026, the Company appointed Adrienne Anderson as its Interim Chief Financial Officer to replace Russell Kline, whose employment as the Company’s Chief Financial Officer was terminated effective as of March 2, 2026.   For the fiscal year ended December 31, 2025, we and our independent registered public accounting firm have identified material weaknesses in our internal controls over financial reporting related to our ongoing personnel limitations and changes. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We are working to further expand our financial reporting personnel and replace our former CFO to strengthen our internal controls processes. However, there is no assurance that the actions we are taking or plan to take will give us the results we expect, that our remediation plan will be effective, or that our remediation plan will be completed on the timelines that we expect. See “Item 9A. Controls and Procedures” for further discussion about the material weakness and our remediation activities.

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

We may be required to obtain licenses to patents or other proprietary rights from third parties. If we do not obtain required licenses, we could encounter delays in product development or find that the development, manufacture or sale of products requiring these licenses could be prevented in the United States or abroad.

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

We have in the past and may in the future become involved in litigation matters, including class action lawsuits and lawsuits relating to intellectual property, product liability, and the termination of former executive officers. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation, loss of rights, or adverse changes to our offerings or business practices. Any of these results could adversely affect our business. In addition, defending claims is costly and can impose a significant burden on our management.

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

In 2025, President Trump issued executive orders announcing sweeping tariffs on products originating from certain countries and jurisdictions, including Canada, Mexico and China and in some cases threatened to impose additional tariffs. In February 2026, the U.S. Supreme Court ruled that many of the tariffs recently imposed by the United States government exceeded its authority, thereby invalidating many, but not all, of such tariffs. Subsequent to the U.S. Supreme Court’s ruling, the Trump administration raised potential alternative means through which the administration could impose tariffs and subsequently imposed a global tariff under a different law. The outlook on further trade policy actions, including trade agreements and potential retaliatory tariffs is unclear.

In addition to the impacts to our business stemming from the tariffs imposed by the Trump administration, we may also be materially impacted by retaliatory tariffs and other penalties that may be imposed by such countries against the United States. For example, Canada has imposed 25% tariffs on specific U.S.-origin products, including steel and aluminum. China has also retaliated with tariffs on certain U.S.-origin products and trade and investment restrictions on certain U.S. companies.

The potential imposition of increased tariffs are in addition to existing duties and other tariffs, including existing tariffs on steel and aluminum. Our products contain materials and parts purchased globally from hundreds of suppliers, including single-source direct suppliers, which exposes us to potential component shortages or delays.

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

Presently, we do not have sufficient cash resources to meet our plans for the next twelve months from the issuance of the financial statements included herein. Our recurring losses from operations, negative cash flows and need for additional capital raise substantial doubt about our ability to continue as a going concern. We will require additional financing to fund our operations or we will have to significantly curtail or discontinue our operations to conserve our capital resources. Additional funds may not be available on acceptable terms, if at all, and such availability will depend on a number of factors, some of which are outside of our control, including general capital markets conditions and investors’ view of our prospects and valuation. In addition, our ability to raise capital in the public capital markets, including through our at-the-market (“ATM”) equity offering, may in the future be limited by, among other things, SEC rules and regulations impacting the eligibility of smaller companies to use Form S-3 for primary offerings of securities.

As of the date of this Annual Report, the aggregate market value of our outstanding common stock held by non-affiliates, or the public float, was approximately $39,144,000, which was calculated based on 11,184,116 outstanding shares of the Company’s common stock held by non-affiliates at a price of $3.50 per share, the closing price of our common stock on March 25, 2026, as reported on Nasdaq. Pursuant to General Instruction I.B.6 of Form S-3, or the “baby shelf” rules, in no event will we sell securities registered on our Form S-3 registration statement, including under our at-the-market equity offering, with a value of more than one-third of the aggregate market value of shares of our common stock held by non-affiliates in any 12-month period, so long as the aggregate market value of shares of our common stock held by non-affiliates is less than $75 million. After giving effect to the approximate $13,000,000 offering limit imposed by General Instruction I.B.6 of Form S-3 and deducting the shares sold within the preceding 12 months, as of the date of filing this Annual Report, approximately $3,700,000 shares of common stock remain available at this time for sale under our Form S-3, including through our at-the-market equity offering. and our public float remains less than $75 million, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months pursuant to the baby shelf rules. Alternative public and private transaction structures may require additional time and cost, may impose operational restrictions on us, and may not be available on attractive terms. Further, investors’ perception of our ability to continue as a going concern may make it more difficult for us to obtain financing, or necessitate that we obtain financing on terms that are more favorable to investors, and could result in the loss of confidence by investors, suppliers and employees. Our continued operations are contingent on our ability to raise additional capital or deploy or otherwise monetize our technology. If we do not acquire sufficient additional funding or alternative sources of capital to meet our working capital needs, we will have to substantially curtail or discontinue our operations, resulting in delays in the development and deployment of our technology and in generating revenue.

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

We do not know whether any of our current or future patent applications, if any, will result in the issuance of any patents. Even issued patents may be challenged, invalidated or circumvented. Patents may not provide a competitive advantage or afford protection against competitors with similar technology. Competitors or potential competitors may have filed applications for or may have received patents and may obtain additional and proprietary rights to, compounds or processes used by or competitive with ours. Both the patent application process and the process of managing patent disputes can be time-consuming and expensive. Competitors may be able to design around our patents or develop products which provide outcomes which are comparable or may even be superior to ours.

In the event a competitor infringes upon our intellectual property rights, enforcing those rights may be costly, uncertain, difficult and time-consuming. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be expensive and time consuming and could divert our management’s attention. We may not have sufficient resources to enforce our intellectual property rights or to defend our patent rights against a challenge. The failure to obtain patents and/or protect our intellectual property rights could have a material and adverse effect on our business, results of operations and financial condition.

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

Moreover, disputes may arise regarding intellectual property subject to a licensing agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;
•	the extent to which our products, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
·	the priority of invention of patented technology.

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

At December 31, 2025, our principal stockholders, officers and directors beneficially owned approximately 34% of our common stock. As a result, our principal stockholders, officers and directors will have the ability to control matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of the Company and make some future transactions more difficult or impossible without the support of our controlling stockholders. The interests of such stockholders may not coincide with your interests or the interests of other stockholders.

Because we are a “smaller reporting company,” we may take advantage of certain scaled disclosures available to us, resulting in holders of our securities receiving less Company information than they would receive from a public company that is not a smaller reporting company.

We are a “smaller reporting company” as defined under Rule 12b-2 of the Exchange Act. As a smaller reporting company, we may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) our Common Stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and our Common Stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter. Based on the closing price of our common stock on June 30, 2025, we will remain a smaller reporting company through at least the end of fiscal year 2026.  To the extent we take advantage of any reduced disclosure obligations, it may make it harder for investors to analyze the Company’s results of operations and financial prospectus in comparison with other public companies.

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

If the existing holders of our common stock, particularly our directors and officers, sell a large number of shares, they could adversely affect the market price for our common stock. We have an ATM equity offering pursuant to which, we can issue up to an aggregate of $50 million of common stock, subject to applicable law, limitation and our previous ATM sales. Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline.

The market price of our common stock has been, and may continue to be, particularly volatile, and our shareholders may be unable to resell their shares at a profit. The market price of our common shares has significantly declined over the past three years , and may continue to fluctuate or decline in the future. Between January 1, 2023 and December 31, 2025, the closing price per share of our common shares has ranged from a high of $49.40 (on April 3, 2023) to a low of $1.76 (on December 29, 2025). We believe that one of the reasons for the continual decline in our common stock market price is due to the significant supply that far exceeds demand, as a result of the large volume of sales of our common stock by a single significant stockholder of the Company. Sales by such significant stockholder are out of our control, and there is no assurance that such stockholder will not continue to engage in such sales.

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

Cybersecurity Governance

Our Senior Manager of Information Technology is primarily responsible for assessing and managing our material risks from cybersecurity threats. They lead our security team and coordinate with our Chief Operations Officer (COO), Chief Financial Officer (CFO), and Chief Technology Officer (CTO) to fully integrate our cybersecurity risk management programs with our overall enterprise risk management program. Our Information Technology Manager is responsible for overseeing and managing all potential and actual incidents that are identified by our security team. Our security team regularly updates our systems with updates, anti-virus signatures, policies and securitybest practices. At least annually, our COO and CTO report to the Audit Committee of the Board updates to the Company’s cybersecurity risk management program and any material cyber incidents. Our Senior Manager of Information Technology Manager has extensive expertise and experience on cybersecurity matters, including identification, remediation, and management.

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

On January 26, 2026, the Company executed a license agreement with the City of Orlando for use of their space at Iron Bridge Water Reclamation (the “License Agreement”). The License Agreement grants the Company a temporary, revocable, nonexclusive license to use approximately 15,000 square feet of the facility for the following (i) installation and operation of AirSCWO units to process city wastewater sludge, (ii), processing of certain approved third-party materials under a waste destruction services program, subject to approval by the City of Orlando, and maintenance of equipment , manufacturing of AirSCWO units and inventory storage. The initial term of the License Agreement commences February 1, 2026 for five years with two optional five-year renewal terms. The initial monthly licensee fee is $8,000 for the first two years, with annual increases of 2.5% thereafter. The License Agreement includes provisions for the termination for convenience with 180 days’ written notice by either party.

ITEM 3. LEGAL PROCEEDINGS.

See Note 10, Commitments and Contingencies to our consolidated financial statements for the year ended December 31, 2025 contained in this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on The Nasdaq Capital Market under the symbol “SCWO”. As of March 27, 2026, there were 154 holders of record of our common stock. The following table sets forth the range of high and low sales prices for the Company stock for the periods indicated.

Period Beginning	Period Ending	High	Low
January 1, 2024	March 31, 2024	$15.00	$10.60
April 1, 2024	June 30, 2024	$16.20	$10.80
July 1, 2024	September 30, 2024	$17.50	$9.60
October 1, 2024	December 31, 2024	$19.40	$6.70
January 1, 2025	March 31, 2025	$6.99	$3.12
April 1, 2025	June 30, 2025	$5.48	$2.51
July 1, 2025	September 30, 2025	$4.07	$1.88
October 1, 2025	December 31, 2025	$7.00	$1.76

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

On October 25, 2025, we issued an aggregate of 22,105 shares of common stock to a service provider for the settlement of $105,000 accounts payable balance for certain milestones meet pursuant to contract terms. The fair value of the shares was estimated to be $105,000 based on the closing price of the Company’s stock at time the milestone was achieved.

Issuer Purchases of Equity Securities

As of December 31, 2025, the Company did not have any purchases of equity securities from stockholders.

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

Long-Lived Assets

The Company reviews long-lived assets, including property and equipment and intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses an estimate of the undiscounted cash flows over the remaining life of its long-lived assets, or related group of assets where applicable, in measuring whether the assets to be held and used will be realizable. Recoverability of assets held and used is measured by a comparison of the carrying amount to the future undiscounted expected net cash flows to be generated by the asset. As of December 31, 2025 and 2024, there were no impairments.

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. The majority of our inventory is raw materials and work in progress. Net realizable value is the value of an asset that can be realized upon the sale of the asset, less a reasonable estimate of the costs associated with either the eventual sale or the disposal of the asset in question. Costs associated with fabrication, and other costs associated with the manufacturing of products, are recorded as inventory. We periodically evaluate the carrying value of our inventories in relation to estimated forecasts of product demand, which takes into consideration the life cycle of product releases. When quantities on hand exceed estimated sales or usage forecasts, we perform an analysis to determine if a write-down for such excess inventories is required. Once inventory has been written down, it creates a new cost basis for inventory. Inventories are classified as current assets in accordance with recognized industry practice. Based on our evaluation, we estimated an inventory allowance of $50,000 and $50,000 at December 31, 2025 and December 31, 2024, respectively.

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

Change in Accounting Estimate

Our equipment revenue contract with OC San is a fixed price contract that includes billings based on the achievement of deliverables or milestones. We have experienced delays in completing the equipment due to design changes and upgrades preventing us from meeting the next contractual milestone.  Due to these delays, we have not been contractually able to bill for certain costs incurred related to the OC San contract. At December 31, 2025, we have incurred costs in excess of billings of approximately $1.9 million in connection with completing this contract. Pursuant to the contract terms with OC San, we will be able to invoice and resume billing once the manufactured equipment passes a factory acceptance test which is based on a continuous run time of the equipment and volume of materials processed. The equipment recently met the continuous run time requirement but was not yet able to process the volume required. At contract inception, the variable consideration included in the contract price was not deemed to be constrained. We had anticipated delivering the equipment to OC San during the year ended December 31, 2025. Due to the unexpected delays we have encountered in delivering the equipment, we reassessed the variable consideration at December 31, 2025. The changes in facts and circumstances have resulted in us fully constraining the variable consideration at December 31, 2025. This resulted in the reduction of unbilled accounts receivable and reduction in equipment revenue in the amount of approximately $1.9 million.

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

Overview

374Water Inc. (the “Company”, “374Water”, “We”, or “Our”) is a cleantech and environmental services company developing supercritical water oxidation technology (“SCWO”) for the destruction of organic waste streams within the municipal, federal, and industrial markets. 374Water offers our proprietary AirSCWO technology, which is designed to destroy and mineralize a broad spectrum of non-hazardous and hazardous organic wastes producing safe dischargeable water streams, safe mineral effluent, safe vent gas, and recoverable heat energy. Importantly, our AirSCWO system is designed to eliminate recalcitrant organic wastes without creating waste byproducts, as well as to simplify existing, complex waste processing and disposal practices. Our AirSCWO technology is designed to effectively convert solid and liquid wastes such as sewage sludge, biosolids, food waste, hazardous and non-hazardous waste, including ‘forever chemicals’ (e.g., “per-and polyfluoroalkyl substances” or “PFAS”) into inert and recoverable resources including water, minerals, and heat energy.

374Water made significant commercial and technological progress throughout the 2025 fiscal year.  We continue to make technological breakthroughs in processing solids and slurries, as well as liquid waste streams across three main market sectors – industrial, municipal, and federal.  Throughout the year we established  our Waste Destruction Services (“WDS”) hub at the City of Orlando’s Iron Bridge Water Reclamation Facility, deployed a commercial AirSCWO system to Detroit, MI, for a six week Department of Defense (“DoD”) Destruction Demonstration of six PFAS-impacted waste streams, deployed our mobile AirSCWO lab to Peterson AFB in Colorado, and tested waste streams from several clients, including major oil and gas companies, multi-national chemical and pharmaceutical companies, the United States DoD  and defense contractors, and resource recovery companies, at  our laboratory in the Research Triangle, North Carolina.

Highlights from the year underscore the Company’s continued effort to increase capacity to address multiple significant markets, and include winning an award for and commencing the destruction of 1,000 gallons of Aqueous Film Forming Foam (“AFFF”) from the University of North Carolina at Chapel Hill Collaboratory; completion of WDS field demonstrations of an AS system at Clean Earth’s Detroit, MI in partnership with the DoD , led by the Defense Innovation Unit (“DIU”) in collaboration with Environmental Security Technology Certification Program ("ESTCP”), to evaluate commercial-scale technology solutions to destroy per- and polyfluoroalkyl (“PFAS”) contaminated wastes; a collaboration agreement with Crystal Clean to locate 374Water’s AirSCWO technology at one of their RCRA-permitted facilities to destroy various PFAS waste streams; and an agreement with the city of Olathe, KS for the sale of an AirSCWO system and pre-treatment equipment with an associated service agreement for the treatment of PFAS-impacted wastewater and other waste streams.

As we begin 2026, we have already secured additional contracts for Waste Destruction Services, made technological advances to better address the demand and needs of customers and partners across market segments, and continue to capitalize our business to establish 374Water as a leader in developing waste destruction industry and the unique abilities of AirSCWO to unlock tremendous value.

During 2026, we expect to design and scale our AirSCWO systems to handle larger capacities of slurries and liquid wastes; build out our Waste Destruction Services hub at the City of Orlando’s Iron Bridge Water Reclamation Facility; begin to receive and destroy significant volumes of PFAS wastes to our WDS hub; deploy our team and technology to Orange County Sanitation District (“OC San”) in Fountain Valley, CA; deploy our mobile AirSCWO system to St. Cloud, MN, to demonstrate its effectiveness destroying PFAS-laden biosolids and other PFAS wastes; negotiate additional Treatment, Storage, and Disposal Facility (“TSDF”) partnerships to expand our WDS hubs; and grow our manufacturing, operations, and research and development (“R&D”) capacity as we lead the industry towards SCWO.

Results of Operations

The following table sets forth, for the periods presented, the consolidated statements of operations data, which is derived from the accompanying consolidated financial statements:

	Year Ended December 31,
	2025	2024	$ Change	% Change
Revenues	$215,037	$445,445	$(230,408	-52%
Cost of revenues	(2,566,421)	(1,358,152)	(1,208,269)	89%
Gross deficit	(2,351,384)	(912,707)	(1,438,677)	158%
Operating expenses:
Research and development	2,524,519	2,143,471	381,048	18%
Compensation and related expenses	8,262,188	4,731,553	3,530,635	75%
Professional fees	2,801,024	2,231,005	570,019	26%
General and administrative	5,207,949	2,784,522	2,423,427	87%
Total operating expenses	18,795,680	11,890,551	6,905,129	58%
Loss from operations	(21,147,064)	(12,803,258)	(8,343,806)	65%
Other income, net	172,012	369,144	(197,132)	-53%
Loss before income taxes	(20,975,052)	(12,434,114)	(8,540,938)	69%
Provision for income taxes	—	—	—	-%
Net loss	$(20,975,052)	$(12,434,114)	$(8,540,938)	69%

Year Ended December 31, 2025, as Compared to the Year Ended December 31, 2024

Our business has been focused on the development and commercialization of 374Water’s supercritical water oxidation (SCWO) systems. We generated $215,037 and $445,445 in revenue from manufacturing assembly services and from full-scale demonstrations and treatability study services during the years ended December 31, 2025, and 2024, respectively. The approximate $230,000 decrease in revenues is primarily due to a decrease in  equipment revenue of $1,881,000 offset by an increase in service revenues of approximately $1,651,000. The increase in service revenue is from the completion of two full-scale demonstrations and a mobile bench-scale demonstration, which generated approximately $1,331,000 of revenues, the completion of one month of demonstration and wastewater processing under our City of Orlando contract, which generated approximately $271,000 of revenues, and an increase in our bench scale treatability studies of $49,000. The decrease in equipment revenues is due to a change in accounting estimate or reassessment of variable consideration included in our contract with OC San. Due to the unexpected delays we have encountered in delivering the equipment, we reassessed the variable consideration at December 31, 2025. The changes in facts and circumstances have resulted in us fully constraining the variable consideration at December 31, 2025. This resulted in the reduction of unbilled accounts receivable and reduction in equipment revenue in approximately $1.9 million, resulting in negative equipment revenue of approximately $1,653,000 compared to approximately $228,000 of equipment revenue for the year ended December 31, 2024.

Our cost of revenues increased to $2,566,421 during the year ended December 31, 2025, as compared to $1,358,152 in the same period of 2024, an increase of approximately $1,208,000, primarily due to the increase in our service revenues, material and labor costs incurred to complete our sold AirSCWO system, and an increase in our accrued loss provision of $600,000.

Our research and development expenses increased to $2,524,519 during the year ended December 31, 2025, as compared to $2,143,471 in the same period of 2024, an increase of approximately $381,000, primarily due to the increase in engineering expenses and expenses stemming from our continued efforts to commercialize our systems.

Our compensation and related expenses increased to $8,262,188 during the year ended December 31, 2025, as compared to $4,731,553 in the same period of 2024, an increase of approximately $3,531,000. The increase is primarily due to an increase in stock-based compensation of approximately $1,823,000.  Remaining increase in payroll related expenses of $1,708,000 is due to a significant increase in operational headcount and our executive team during mid-late 2024 and 2025. We have recently experienced significant changes in our executive team which will likely lead to decreased payroll related expenses

Our professional fees increased to $2,801,024 during the year ended December 31, 2025, as compared to $2,231,005 in the same period of 2024, an increase of approximately $570,000. The increase is primarily due to an increase in recruiting fees of $671,000 due to headcount increases in our operations department and the addition of new directors to our Board, offset by a decrease in legal, accounting, auditing and consulting fees of approximately $101,000.

Our general and administrative expenses increased to $5,207,949 during the year ended December 31, 2025, as compared to $2,784,522 in the same period of 2024, an increase of approximately $2,423,000. This increase is primarily because of an increase in depreciation expense of approximately $396,000 due to the capitalization of  our owned unit in the fourth quarter of 2024, an increase in investor and public relations services of $483,000,  an increase in travel and related expenses of approximately $607,000 due to our increased headcount and operational deployments, an increase in stock-based compensation to our board of directors and other service providers of $261,000 and an increase of approximately $676,000 in general administrative expenses due to our increased headcount and infrastructure.

Our other income decreased to $172,012 during the year ended December 31, 2025, as compared to $369,144 in the same period of 2024, a decrease of approximately $197,000, due to us earning less interest on cash held in interest bearing accounts.

Our net loss increased to $20,975,052 during the year ended December 31, 2025, as compared to $12,434,114 in the same period of 2024, an increase of approximately $8,541,000. This increase in our net loss is primarily due to increased expenses for the reasons described above as well as decreased revenue due to the delay in delivery of our obligations under the OC San contract. Substantial net losses are expected until we are able to generate sufficient cash flows from the sale of our AirSCWO systems, treatability studies and Waste Destruction Services, as to which there can be no assurance.

Liquidity and Capital Resources

In March 2026,  we issued three separate convertible notes and received cash proceeds of $800,000. The convertible notes bear interest at 10%, mature three years from the issue date and are convertible into shares of common stock at a conversion rate of $5.00. Semi-annual interest payments are required on March 31, and September 30, each year commencing September 30, 2026. The convertible notes include common stock warrant coverage equal to the shares that the issued convertible notes are convertible into. Therefore, a total of 160,000 common stock warrants were issued to the convertible note holders. The warrants are exercisable immediately for a period of three years at an exercise price of $7.50 per warrant share.

On June 6, 2025, the Company entered into an ATM issuance sales agreement (the “Prior 2025 Sales Agreement”) with Lake Street Capital Markets, LLC (“Lake Street”) as sales agent, pursuant to which the Company could offer and sell, from time to time, shares of the Company’s common stock having an aggregate offering price of up to $15.1 million. The 2025 Sales Agreement replaced the prior sales agreement entered into between the Company and Jefferies LLC dated as of December 21, 2022 (the “2022 Sales Agreement”).

On December 23, 2025, the Company entered into a new ATM issuance sales agreement (the “2025 Sales Agreement”) with Lake Street as sales agent, pursuant to which the Company could offer and sell, from time to time, shares of the Company’s common stock having an aggregate offering price of up to $50 million. The 2025 Sales Agreement replaces the Prior 2025 Sales Agreement, and sales under the Prior 2025 Sales Agreement have terminated.

Sales of common stock under the 2025 Sales Agreement, if any, will be made at market prices by any method permitted by law deemed to be an ATM offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Company has no obligation to sell any shares of common stock under the open market sale agreement and may at any time suspend offers under the 2025 Sales Agreement, in whole or in part, or terminate the 2025 Sales Agreement.

During the year ended December 31, 2025, no shares were sold under the 2025 sales Agreement and a total of 2,279,180 shares of common stock were sold pursuant to the Prior 2025 Sales Agreement offering, resulting in gross proceeds of approximately $9,313,000 and net proceeds of approximately $8,909,000 after equity issuance costs of approximately $404,000 for accounting, legal, commissions and sale agent fees.

During the year ended December 31, 2024, a total of 5,051 shares of common stock were sold pursuant to the 2022 Sales Agreement resulting in gross proceeds of approximately $63,100, and net issuance costs of $3,100 after equity issuance costs of $65,500 for accounting, legal, commissions and fees which exceeded the gross proceeds received under the 2022 Sales Agreement.

As of the date of this Annual Report, the aggregate market value of our outstanding common stock held by non-affiliates, or the public float, was approximately $39,144,000, which was calculated based on 11,184,116 outstanding shares of the Company’s common stock held by non-affiliates at a price of $3.50 per share, the closing price of our common stock on March 25, 2026, as reported on Nasdaq. Pursuant to General Instruction I.B.6 of Form S-3, or the “baby shelf” rules, in no event will we sell securities registered on our Form S-3 registration statement, including under our at-the-market equity offering, with a value of more than one-third of the aggregate market value of shares of our common stock held by non-affiliates in any 12-month period, so long as the aggregate market value of shares of our common stock held by non-affiliates is less than $75 million. After giving effect to the approximate $13,000,000 offering limit imposed by General Instruction I.B.6 of Form S-3 and deducting the shares sold within the preceding 12 months, as of the date of filing this Annual Report, approximately $3,700,000 shares of common stock remain available at this time for sale under our Form S-3, including through our at-the-market equity offering.

In November 2024, we completed a registered direct offering of 978,350 shares of our common stock and warrants to purchase 1,467,524 shares of our common stock. The warrants have an exercise price of $11.25 per share and were sold at the rate of one- and one-half warrant for every share of common stock purchased in the public offering. The purchase price for one share of common stock and accompanying 1.5 warrants was $1.25. The offering resulted in gross proceeds of $12.2 million, which includes $0.8 million of placement agent’s fees and other expenses connected with the financing round, and resulted in net proceeds of $11.4 million.

We have financed our operations since inception principally through the sale of debt and equity securities and revenues. As of December 31, 2025, we had working capital of $1,669,083 compared to working capital of $11,760,131 as of December 31, 2024. This decrease in working capital is due primarily to the direct offering completed in 2024 resulting in more gross proceeds than raised under the ATM offerings in 2025 plus a decrease in our cash balance to fund operations.

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

Cash Flows

The following table presents our cash flows for the periods presented:

	Year Ended December 31,
	2025	2024	$ Change
Cash used in operating activities	$(14,326,205)	$(10,589,735)	$(3,736,470)
Cash used in investing activities	(1,898,212)	(653,544)	(1,244,668)
Cash provided by financing activities	8,771,455	11,449,519	(2,678,064)
Net cash increase (decrease)	(7,452,962)	206,240	(7,659,202)

As of December 31, 2025, cash on hand was $3,198,682, a decrease of $7,452,962, or 70%, as compared to $10,651,644 as of December 31, 2024. During the year ended December 31, 2025, cash used in operations was $14,326,205, an increase of approximately $3,736,000 as compared to $10,589,735 during the year ended December 31, 2024. The increase in cash used in operating activities was primarily due to the increase in our net loss of approximately $8,541,000, offset by non-cash expenses of $2,850,000 and operating cash inflows of $1,954,000 from changes in assets and liabilities.

During the year ended December 31, 2025, cash used by investing activities was $1,898,212, an increase of approximately $1,245,000, as compared to cash used by investing activities of $653,544, during the year ended December 31, 2024. The increase in cash used by investing activities for the year ended December 31, 2025 compared with the corresponding period in 2024 was primarily due to an approximate $1,343,000 increase in purchases of property and equipment related to our owned Demo System used for waste deconstruction services and equipment-in-progress related to the building of an AS1, offset by a decrease of $99,000 of intangible asset purchases.

During the year ended December 31, 2025, cash provided by financing activities was $8,771,455, a decrease of approximately $2,678,000 compared to the same period in 2024. The decrease in cash provided by financing activities was due to more capital being raised in 2024 via a direct offering of common stock and warrants compared to capital raised by the ATM offerings in 2025.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2025, our internal control over financial reporting was not effective due to the lack of consistent and full-time resources in our finance and accounting department resulting in material weaknesses over our control environment and financial reporting. As a result of the identified material weaknesses, we are working to establish a remediation plan which includes hiring additional resources and  replacing our former, Chief Financial Officer, who was terminated effective March 2, 2026 and currently replaced by an interim Chief Financing Officer.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934, as amended, that occurred during 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is set forth under the headings “Directors, Executive Officers and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2026 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2025 in connection with the solicitation of proxies for the Company’s 2026 annual meeting of shareholders and is incorporated herein by reference.

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirement.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is set forth under the heading “Executive Compensation” and under the subheadings “Board Oversight of Risk Management,” “Compensation of Directors,” “Director Compensation-2025 ” and “Compensation Committee Interlocks and Insider Participation” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth under the heading “Review, Approval or Ratification of Transactions with Related Persons” and under the subheading “Board Committees” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is set forth under the subheadings “Fees Paid to Auditors” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm” under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

See Exhibit Index and Financial Statements Index, below.

374Water Inc. and Subsidiaries

Annual Report on Form 10-K

Year Ended December 31, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

374Water Inc. and subsidiaries

Durham, North Carolina

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of 374Water, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes to the consolidated financial statements . In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Raleigh, North Carolina
March 31, 2026

374 Water Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2025 and, 2024

	December 31, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$3,198,682	$10,651,644
Accounts receivable, net of credit allowance	668,903	269,733
Other accounts receivable	26,577	43,886
Unbilled accounts receivable	-	1,653,007
Inventory, net	1,471,893	1,701,474
Contract assets	91,100	136,651
Prepaid expenses	395,807	431,412
Total Current Assets	5,852,962	14,887,807

Property and equipment, net	3,835,318	2,567,571
Intangible asset, net	943,224	1,016,594
Right-of-use asset, net	571,741	691,014
Other assets	202,103	20,847
Total Long-Term Assets	5,552,386	4,296,026
Total Assets	$11,405,348	$19,183,833

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$1,250,285	$906,394
Accrued bonuses	80,000	570,000
Accrued contract loss provision	1,600,000	1,000,000
Accrued legal settlement	-	335,000
Unearned revenue	312,905	197,683
Note payable	8,270	-
Secured promissory note	630,000	-
Financing liability	159,342	-
Operating lease liabilities	119,693	101,320
Other liabilities	23,384	17,279
Total Current Liabilities	4,183,879	3,127,676

Unearned revenue, less current portion	30,000	30,000
Note payable, less current portion	34,879	-
Operating lease liabilities, less current portion	431,683	551,376
Total Long-term Liabilities	496,562	581,376
Total Liabilities	4,680,441	3,709,052

Stockholders’ Equity
Preferred Stock: 50,000,000; 1,000,000 Designated as Convertible Series D preferred shares authorized; par value $0.0001 per share, nil issued and outstanding at December 31, 2025 and 2024, respectively.	-	-
Common stock: 1,000,000,000 common shares authorized, par value $0.0001 per share, 17,143,771 and 14,130,198 shares outstanding at December 31, 2025 and 2024, respectively.	1,715	1,444	(i)
Additional paid-in capital	56,657,319	43,858,484	(i)
Accumulated deficit	(49,936,598)	(28,387,618)
Accumulated other income	2,471	2,471
Total Stockholders' Equity	6,724,907	15,474,781
Total Liabilities & Stockholders’ Equity	$11,405,348	$19,183,833

The accompanying notes are an integral part of these consolidated financial statements.

(i)	Adjusted for the effect of a 10:1 reverse stock split that was effective December 26, 2025 (see Note 1).

374 Water Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2025 and 2024

	2025	2024
Revenues	$215,037	445,445
Cost of revenues	(2,566,421)	(1,358,152)
Gross Margin	(2,351,384)	(912,707)

Operating Expenses
Research and development	2,524,519	2,143,471
Compensation and related expenses	8,262,188	4,731,553
Professional fees	2,801,024	2,231,005
General and administrative	5,207,949	2,784,522
Total Operating Expenses	18,795,680	11,890,551

Loss from Operations	(21,147,064)	(12,803,258)

Other Income (Expenses)
Interest income	194,174	281,117
Interest expense	(41,211)	-
Other income	19,049	88,027
Total Other Income, net	172,012	369,144
Net Loss before Income Taxes	(20,975,052)	(12,434,114)
Provision for Income Taxes	-	-
Net Loss	$(20,975,052)	$(12,434,114)

Net Loss per Share - Basic and Diluted (ii)	$(1.38)	$(0.92)

Weighted Average Common Shares Outstanding - Basic and Diluted (ii)	15,231,134	13,449,135

(ii)	Adjusted for the effect of a 10:1 reverse stock split that was effective December 26, 2025 (see Note 1).

The accompanying notes are an integral part of these consolidated financial statements.

374 Water Inc. and Subsidiaries

Consolidated Changes in Stockholders’ Equity

For the Years Ended December 31, 2025 and 2024

	Preferred Stock		Common Stock		Additional		Other	Total
	Number of Shares	Amount	Number of shares	Amount	paid-in capital	Accumulated Deficit	Comprehensive Income	Stockholders' Equity
Balances, December 31, 2023	-	$-	13,266,711	$1,327	$30,696,882	$(15,953,504)	$2,471	$14,747,176
Issuance of shares of common stock for services - employees and directors	-	-	30,121	3	383,876	-	-	383,879
Accretion of stock-based compensation - options	-	-	-	-	907,225	-	-	907,225
Accretion of stock-based compensation - restricted stock	-	-	-	-	308,399	-	-	308,399
Stock options issued for legal settlement	-	-	-	-	112,697	-	-	112,697
Stock option exercises - cashless and cash	-	-	149,965	15	59,985	-	-	60,000
Issuance of shares of common stock for cash in ATM , net of issuance costs	-	-	5,051	1	(3,094)	-	-	(3,093)
Issuance of shares of common stock for cash in offering , net of issuance costs	-	-	978,350	98	11,392,514	-	-	11,392,612
Net loss	-	-	-	-	-	(12,434,114)	-	(12,434,114)
Balances, December 31, 2024	-	-	14,430,198	1,444	43,858,484	(28,387,618)	2,471	15,474,781
Issuance of shares of common stock for services	-	-	82,958	8	290,864	-	-	290,872
Accretion of stock-based compensation - options	-	-	-	-	1,834,648	-	-	1,834,648
Accretion of stock-based compensation - restricted stock	-	-	-	-	1,711,998			1,711,998
Issuance of restricted common stock to executives	-	-	198,154	20	(20)	-	-	-
Stock option exercises - cashless and cash	-	-	131,176	13	23,987	-	-	24,000
Issuance of shares of common stock for cash in ATM, net of issuance costs	-	-	2,279,180	228	8,908,412	-	-	8,908,640
Issuance of shares of common stock for payment of accrued expense	-	-	22,105	2	104,998	-	-	105,000
Deemed dividend from warrant modification	-	-	-	-	573,928	(573,928)	-	-
Warrant repurchase	-	-	-	-	(649,980)	-	-	(649,980)
Net loss	-	-	-	-	-	(20,975,052)	-	(20,975,052)
Balances, December 31, 2025	-	$-	17,143,771	$1,715	$56,657,319	$(49,936,598)	$2,471	$6,724,907

The accompanying notes are an integral part of these consolidated financial statements.

374 Water Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2025 and 2024

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,975,052)	$(12,434,114)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	752,026	226,039
Non-cash lease expense	119,273	35,450
Issuance of common stock for services	290,872	383,879
Stock-based compensation	3,546,646	1,215,624
Gain on legal settlement	-	(22,303)
Accrued interest added to secured promissory note	30,000	-
Inventory reserve	-	50,000
Changes in operating assets and liabilities:
Accounts receivable	(399,170)	(204,941)
Other accounts receivable	17,309	(4,137)
Unbilled accounts receivable	1,653,007	(158,454)
Inventory	229,581	(1,294,081)
Contract assets	45,551	(136,651)
Prepaid expenses	301,110	149,673
Other assets	(181,256)	(20,847)
Accounts payable and accrued expenses	448,891	215,721
Accrued bonuses	(490,000)	570,000
Accrued contract loss provision	600,000	500,000
Accrued legal settlement	(335,000)	335,000
Unearned Revenue	115,222	97,683
Other Liabilities	6,105	(19,508)
Operating lease liability	(101,320)	(73,768)
	(14,326,205)	(10,589,735)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,898,212)	(554,942)
Increase in intangible assets	-	(98,602)
Net cash used in investing activities	(1,898,212)	(653,544)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on note payable	(5,042)	-
Repayments on financing liability	(106,163)	-
Proceeds from secured promissory note	600,000	-
Proceeds from the exercise of options	24,000	60,000
Gross proceeds from the issuance of common stock	9,312,840	12,291,775
Issuance costs related to sales of common stock	(404,200)	(902,256)
Warrant repurchase	(649,980)	-
Net cash provided by financing activities	8,771,455	11,449,519

Net (decrease) increase in cash	(7,452,962)	206,240

Cash and cash equivalents, beginning of year	10,651,644	10,445,404
Cash and cash equivalents, end of year	$3,198,682	$10,651,644

Supplemental cash flow disclosures
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure operating, investing and financing activities
Cashless stock option exercises	$11	$100
Equipment purchase in accounts payable	$-	$118,376
Initial right-of-use asset and liability	$-	$726,464
Reclassification of inventory to property and equipment	$-	$1,819,284
Issuance of restricted common stock	$20	$-
Equipment financed with a note payable	$48,191	$-
Accrued expense settled with shares of common stock	$105,000	$-
Prepaid insurance financed	$265,505	$-
Deemed dividend on warrant modification	$573,928	$-

The accompanying notes are an integral part of these consolidated financial statements.

374 Water Inc. and Subsidiaries

For the Years Ended December 31, 2025 and 2024

Notes to Consolidated Financial Statements

Note 1 – Nature of Business and Presentation of Consolidated Financial Statements

Description of the Company

374Water Inc. is a cleantech and environmental services company developing SCWO for the destruction of organic waste streams within the municipal, federal, and industrial markets. 374Water offers our proprietary AirSCWO technology, which is designed to efficiently destroy and mineralize a broad spectrum of non-hazardous and hazardous organic wastes producing safe dischargeable water streams, safe mineral effluent, safe vent gas, and recoverable heat energy. Importantly, our AirSCWO system is designed to eliminate recalcitrant organic wastes without creating waste byproducts, as well as to simplify existing, complex waste processing and disposal practices. Our AirSCWO technology is designed to effectively convert solid and liquid wastes such as sewage sludge, biosolids, food waste, hazardous and non-hazardous waste, including ‘forever chemicals’ (e.g., “per-and polyfluoroalkyl substances” or “PFAS”) into inert and recoverable resources including water, minerals, and heat energy.

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

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company had been given 180 calendar days, or until July 14, 2025, to regain compliance with the Minimum Bid Price Requirement. On July 8, 2025, the Company submitted a request to Nasdaq for a 180-day extension to regain compliance with the Minimum Bid Price Requirement pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(ii).  On July 15, 2025, the Company received a letter from the Staff advising that the Company had been granted a 180-day extension, or until January 12, 2026, to regain compliance with the Minimum Bid Price Requirement, in accordance with Nasdaq Listing Rule 5810(c)(3)(A)(ii).

As disclosed in Note 13, on January 12, 2026, the Company received written notification from Nasdaq that the Company has regained compliance with the $1.00 minimum closing bid price requirement for continued listing on the Nasdaq Capital Market pursuant to the Minimum Bid Price Requirement and that the matter is now closed.

At a special meeting of stockholders held on December 15, 2025, the stockholders of 374Water,  approved an amendment to the Company’s Amended and Restated Certificate of Incorporation, to, at the discretion of the Company’s Board of Directors, effect a reverse stock split with respect to the Company’s issued and outstanding common stock, at a ratio of 1-for-8 to 1-for-20, with the ratio within such range to be determined at the discretion of the Company’s Board of Directors (or any of its delegated authorized persons) without further approval or authorization of our stockholders.

On December 15, 2025, after the approval from the stockholders, the Company filed a Certificate of Amendment of the Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to effect a 1-for-10 reverse stock split (the “Reverse Stock Split”) of the issued and outstanding shares of the Company’s common stock . The Certificate of Amendment took effect on December 26, 2025. All share and per share amounts have been retrospectively adjusted for the effect of the Reverse Stock Split.

Note 2 – Summary of Significant Accounting Policies

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include the fair value of equity-based compensation, revenue recognition and the evaluation of the collectability of variable consideration and accrued loss provisions on onerous contracts, useful lives of long-lived assets, and the valuation allowance against deferred tax assets.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company held $3,198,682 and $10,651,644 in cash and cash equivalents as of December 31, 2025 and 2024, respectively.

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

As of December 31, 2025 and 2024, the Company did not have any assets or liabilities carried at fair value.

The carrying value of the Company’s accounts and unbilled receivables, accounts payable, the secured promissory note and other current assets and liabilities approximates fair value due to their short-term nature. The carrying value of the Company’s note payable approximates fair value due to the prevailing interest rate.

Inventory, Net

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. The majority of our inventory is raw materials. Net realizable value is the value of an asset that can be realized upon the sale of the asset, less a reasonable estimate of the costs associated with either the eventual sale or the disposal of the asset in question. Costs associated with fabrication, and other costs associated with the manufacturing of products, are recorded as inventory. We periodically evaluate the carrying value of our inventories in relation to estimated forecasts of product demand, which takes into consideration the life cycle of product releases. When quantities on hand exceed estimated sales or usage forecasts, we perform an analysis to determine if a write-down for such excess inventories is required. Once inventory has been written down, it creates a new cost basis for inventory. Inventories are classified as current assets in accordance with recognized industry practice. Based on our evaluation, we estimated an inventory allowance of $50,000 at December 31, 2025 and 2024.

Receivables, Net

Accounts Receivable, Net

Accounts receivable due from customers are uncollateralized customer obligations due under normal and customary trade terms. Account receivables are stated at the amount billed to the customer, less an allowance for estimated credit losses.

Unbilled Accounts Receivable

Unbilled accounts receivable consists of costs in excess of billings related to one customer contract for an equipment sale. As discussed below in subheading Change in Accounting Estimate, we anticipated delivering the completed equipment to our customer during the year ended December 31, 2025. Due to the delays we have encountered in delivering the equipment, we reassessed variable consideration embedded within the contract at December 31, 2025. The changes in facts and circumstances have resulted in us fully constraining the variable consideration at December 31, 2025. This resulted in the reduction of unbilled accounts receivable and reduction in equipment revenue in the amount of approximately $1.9 million.

Other Receivables

Other receivables consist of accrued interest income from the cash held in an interest-bearing money market account with a financial institution. We typically receive payment for accrued interest one month in arrears.

Accounts receivable allowance for credit loss

We establish allowances for credit losses on our outstanding accounts receivable, unbilled receivables and other receivables pursuant to ASC 326-20-55-37. The Company monitors, on a quarterly basis, all receivables and provides a credit loss allowance when considered necessary based on historical loss patterns, the number of days that billings are past due, an evaluation of the potential risk of loss associated with delinquent accounts, and current market conditions. We have elected to apply the practical expedient provisions eligible to public entities that are included in ASU 2025-05, Financial Instruments - Credit Losses (Topic 326) in our December 31, 2025 credit loss assessment. Under ASC 2025-05, entities can assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. Therefore, an entity will no longer need to develop reasonable and supportable forecasts of future economic conditions. The practical expedient applies only to current accounts receivable (due in less than twelve months from the balance sheet).

The activity related to the accounts receivable allowance for credit losses during the years ended December 31, 2025 and 2024 was as follows:

	2025	2024
Allowance for credit losses, beginning balance	$8,058	$2,909
Credit loss provision	-	5,149
Allowance for credit losses, ending balance	$8,058	$8,058

Property and Equipment, Net

Property and Equipment is recorded at cost. Depreciation is computed using the straight-line method and an estimated useful life of three to five years. Expenses for maintenance and repairs are charged to expenses as incurred.

The following table presents property and equipment as of December 31, 2025 and 2024:

	Estimated (Years)
	Life	2025	2024
Computers	3	$19,977	$19,977
Equipment	3	531,490	366,400
Equipment - Demo System	5	2,874,932	2,298,666
Vehicles	5	87,300	59,306
Equipment-in-progress		1,177,052	-
Total property and equipment		4,690,751	2,744,349
Less: accumulated depreciation		(855,433)	(176,778)
Total property and equipment, net		$3,835,318	$2,567,571

We completed the manufacturing and fabrication of one of our AirSCWO systems that we will be using for water treatment demonstration purposes (“Demo System”). We have capitalized the material and labor costs incurred to develop this Demo System, which had previously been classified within inventory until the last quarter of 2024. In the first quarter of 2024, we executed a contract with the City of Orlando, Florida to deploy the Demo System as part of a full-scale demonstration. We began the set up and commissioning process of this Demo System in the third quarter of 2024 which was completed in October 2024. We started depreciating the Demo System over an estimated life of five years during the last calendar quarter of 2024. We expect to continue to develop and enhance this unit as we perform our demonstrations and continue progressing towards commercialization. Upgrades and enhancements that will improve the operational efficiency of the unit itself will be capitalized.

We are in the process of manufacturing an AirSCWO 1 (“AS1”) model that is expected to process approximately 1 wet ton of waste per day. The AS1 is highly mobile and can be deployed quickly to provide on-site waste destruction services. As of December 31, 2025, these manufacturing costs have been classified as equipment in-progress until the AS1 is completed and placed in service which is expected to occur during the 2026 fiscal year.

Depreciation expense for the years ended December 31, 2025 and 2024 was $678,656 and $156,002, respectively.

 Intangible Assets, Net

Intangible assets are subject to amortization, and any impairment is determined in accordance with ASC 350, Intangibles - Goodwill and Other. Intangible assets are stated at historical cost and amortized over their estimated useful lives. The Company uses a straight-line method of amortization, unless a method that better reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up can be reliably determined. At December 31, 2025 and 2024, there was no impairment.

 Long-Lived Assets

The Company reviews long-lived assets, including property and equipment and intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses an estimate of the undiscounted cash flows over the remaining life of its long-lived assets, or related group of assets where applicable, in measuring whether the assets to be held and used will be realizable. Recoverability of assets held and used is measured by a comparison of the carrying amount to the future undiscounted expected net cash flows to be generated by the asset. At December 31, 2025 and 2024, there were no impairments.

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

During the years ended December 31, 2025 and 2024, we generated revenues from the following significant service revenue customers:

	2025	2024
Customer A	34.01%	20.84%
Customer B	25.34%	*
Customer C	14.49%	*
Customer D	10.69%	*
	84.53%	20.84%

*Customers B, C and D were not customers during the year ended December 31, 2024.

During the years ended December 31, 2025 and 2024, our equipment revenue was ($1,653,007) and $227,956, respectively, and was generated from one customer contract. Further, we also had a change in accounting estimate (see below) during the year ended December 31, 2025, that resulted in a reduction of our equipment revenue of approximately $1.9 million.

The percentage of accounts receivable due from the major customers compared to our total outstanding accounts receivable at December 31, 2025 and 2024 is as follows:

	2025	2024
Customer A	73.75%	29.67%
Customer B	3.68%	0.00%
Customer C	0.00%	0.00%
Customer D	1.77%	0.00%
	79.20%	29.67%

At December 31, 2025, one other customer, who is not a major customer, had accounts receivable outstanding that exceeded 10% of the total accounts receivable outstanding.

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

The Company generates revenue from providing waste destruction services, including the completion of full-scale demonstrations and treatability studies, and the sale of equipment (AirSCWO units) to customers. In the case of equipment revenues, the Company’s performance obligations are satisfied over time as the equipment is being manufactured and are typically long-term fixed price contracts. Revenue is recognized over time by measuring the progress toward complete satisfaction of the performance obligation based on an input method. Equipment sale-related revenues are recognized in the proportion that contract costs incurred bear to total estimated costs to be incurred to complete the equipment contract. The estimated completed percentage is applied to the total transaction price of the fixed price contract. This method is used because management considers the input method to be the best available measure of progress on these contracts.

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

Service revenues related to our full demonstrations, using our owned AS6, may include multiple performance obligations, typically the demonstration itself and a technical report that summarizes the analysis of materials processed. Management estimates are required in allocating the transaction price between the performance obligations. However, other full-scale demonstrations may include one performance obligation, the demonstration itself. Revenues from such contracts are recognized over time as the demonstration is being completed.

Orlando Contract

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

In accordance with ASC 606-10-25-21, we have concluded that the Demo Contract includes one performance obligation related to the full-scale demonstration. The system design, site preparation, installation, commissioning and decommissioning represent fulfillment activities versus separate performance obligations. At December 31, 2025 and December 31, 2024, we have accounted for such costs as contract costs under ASC 340-40 (see below). We will recognize revenue on this Demo Contract based upon the agreed upon performance milestones, which is the point in time that the City of Orlando receives the benefit simultaneously to the Company’s performance. We completed our first milestone during the year ended December 31, 2025 and we recognized $270,667 of service revenue representing one-third of the total contract price. Further, we expensed one-third of the contract costs of $45,550 that had been deferred which have been included in cost of revenues. We anticipate completing the remaining two milestones of the demonstration during the 2026 fiscal year.

We invoice the City of Orlando in accordance with the contract terms. Invoices are due within thirty days of receipt. Any amounts invoiced or paid prior to the completion of our performance obligation are recognized as unearned revenue. The City of Orlando has the right to cancel the Demo Contract for convenience with a twenty-day written notice but is responsible for paying the Company all amounts owed and outstanding for work performed prior to the effective termination date and costs and expenses incurred by the Company to uninstall, remove, relocate and deliver the AirSCWO system up to a maximum amount of $68,000. At December 31, 2025 and 2024, our deferred revenue consists of $90,666 and $170,000, for amounts invoiced and collected on this contract that exceed the demonstration revenue earned.

Full-Scale Demonstrations

During the year ended December 31, 2025, we completed two full-scale demonstrations for two unrelated customers. One customer contract included three performance obligations: i) treatability studies, ii) the full-scale demonstration and iii) an analysis and technical report summarizing the results of the full-scale demonstration while the other customer contract included one performance obligation the full-scale demonstration itself.

For the contract with multiple performance obligations, we allocated the transaction price of approximately $498,000 among the performance obligations using stand-alone selling price (“SASP”) for the treatability study, cost-plus-margin for the technical report and the residual approach in the case of the full-scale demonstration. Under the residual approach, the stand-alone selling price was estimated after subtracting the sum of the observable SASP allocated to the other performance obligations within the contract as we do not have a history of selling full-scale demonstrations and a technical report separately to our customers.

At December 31, 2025, no performance obligations remain on either of the full-scale demonstration contracts.  During the years ended December 31, 2025 and 2024, we recognized approximately $953,000 and $25,000, respectively, of services revenues related to these full-scale demonstrations.

During the years ended December 31, 2025 and 2024, we completed bench-scale treatability services revenues of approximately $645,000 and $217,000, respectively.

Cost of revenues include all direct material, labor and subcontractor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation. General, selling, and administrative costs are charged to expenses as incurred. At December 31, 2025, we have capitalized an aggregate of $91,100 of costs incurred to date for fulfillment related activities for the Demo Contract with the City of Orlando, which will be expensed once we complete our performance obligations.

Change in Accounting Estimate

Our equipment revenue contract with the Orange County Sanitation District (“OC San”) is a fixed price contract that includes billings based on the achievement of deliverables or milestones. We have experienced delays in completing the equipment due to design changes and upgrades preventing us from meeting the next contractual milestone. Due to these delays, we have not been contractually able to bill for certain costs incurred related to the OC San contract. At December 31, 2025, we have incurred costs in excess of billings of approximately $1.9 million in connection with completing this contract. Pursuant to the contract terms with OC San, we will be able to invoice and resume billing once the manufactured equipment passes a factory acceptance test which is based on a continuous run time of the equipment and volume of materials processed. The equipment recently met the continuous run time requirement but was not yet able to process the volume required. At contract inception, the variable consideration included in the contract price was not deemed to be constrained. We had anticipated delivering the equipment to OC San during the year ended December 31, 2025. Due to the unexpected delays we have encountered in delivering the equipment, we reassessed the variable consideration at December 31, 2025. The changes in facts and circumstances have resulted in us fully constraining the variable consideration at December 31, 2025. This resulted in the reduction of unbilled accounts receivable and reduction in equipment revenue in the amount of approximately $1.9 million.

See further revenue-related disclosures in Note 6.

Accrued Contract Loss Provision and Onerous Contracts

Onerous contracts are those where the costs to fulfill a contract exceed the consideration expected to be received under the contract. The revenue standard does not provide guidance on the accounting for onerous contracts or onerous performance obligations. US GAAP contains other applicable guidance on accounting for onerous contracts, and those requirements should be used to identify and measure onerous contracts.

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

As of December 31, 2025 and 2024, we evaluated the total costs incurred on this contract to date and the estimated costs we anticipate incurring to complete the contract compared to the fixed-price contract.  Based on this analysis as of December 31, 2025 and 2024, we have an accrued contract loss provision of $1,600,000 and $1,000,000, respectively, which has been presented on the accompanying consolidated balance sheets and is recorded within cost of revenues on the accompanying consolidated statements of operations. The increased loss on this contract during 2025 and 2024 is due to system design changes and upgrades that required unexpected material and labor costs to complete.

Stock-based Compensation

The Company accounts for stock-based compensation under the provisions of ASC Topic 718 – “Stock Compensation” which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (stock options and common stock purchase warrants). The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on a weighting of historical volatilities of peer companies and the Company’s own volatility over the expected term of the stock options. The expected term of options are derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

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

Accounting for Uncertainty in Income Taxes

The Company follows the provisions of ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There were no uncertain tax positions as of December 31, 2025 and 2024.

Research and Development Costs

The Company’s research and development costs are expensed in the period in which they are incurred. Such expenditures amounted to $2,524,519 and $2,143,471 for the years ended December 31, 2025 and 2024, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share is computed in accordance with ASC Topic 260, “Earnings per Share” Basic weighted-average number of shares of common stock outstanding for the years ended December 31, 2025 and 2024 include the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares of common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for all periods presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive.

At December 31, 2025, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be antidilutive: options for 1,708,637 shares of common stock, 877,524 warrants, and unvested restricted stock awards of 865,296. At December 31, 2024, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be antidilutive: options for 1,584,312 shares of common stock, 1,467,524 warrants, and unvested restricted stock awards of 354,929.

Reclassifications

We have made certain reclassifications to prior period amounts presented on our consolidated statements of operations to conform to the current period presentation with no impact to net loss or loss per share. These reclassifications consisted of reclassifying $1,046,546 of stock-based compensation expense from general and administrative expenses to compensation and related expenses for the year ended December 31, 2024.

Recent Accounting Pronouncements

In December 2023 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). The ASU focuses on income tax disclosures around effective tax rates and cash income taxes paid. ASU 2023-09 requires public business entities to disclose, on an annual basis, a rate reconciliation presented in both dollars and percentages. The guidance requires the rate reconciliation to include specific categories and provides further guidance on disaggregation of those categories based on a quantitative threshold equal to 5% or more of the amount determined by multiplying pretax income (loss) from continuing operations by the applicable statutory rate. For entities reconciling to the US statutory rate of 21%, this would generally require disclosing any reconciling items that impact the rate by 1.05% or more. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024 (generally, calendar year 2025) and effective for all other business entities one year later. Effective January 1, 2025, we adopted ASU 2023-09 on a prospective basis. The adoption of ASU 2023-09 did not have a material impact on these consolidated financial statements (see Note 11).

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

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-5). The ASU 2025 -05 relates to estimating credit losses under the calculation of current expected credit losses (CECL) for current accounts receivable and current contract assets arising from revenue transactions accounted for under ASC 606, Revenue from Contracts with Customers. For all entities, ASU provides a practical expedient to assume that current conditions as of the balance sheet date will persist through the reasonable and supportable forecast period for eligible assets. Entities will still be required to adjust historical data used in the estimation to reflect current conditions. This policy election is available only if the entity elects the practical expedient. The date selected must be when or before financial statements are available to be issued. Under this accounting policy election, no credit loss would be recorded on balances that have been collected through subsequent receipts. Remaining uncollected amounts would be evaluated for credit losses using the practical expedient. The provisions of ASU 2025-05 are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company has elected to apply the practical expedient in its assessment of an allowance for credit losses as of December 31, 2025, which did not have a material impact on these consolidated financial statements.

The Company considers the applicability and impact of all recently issued accounting pronouncements. Recent accounting pronouncements not specifically identified in our disclosures are either not applicable to the Company or are not expected to have a material effect on our financial condition or results of operations.

Note 3 – Liquidity, Capital Resources and Going Concern

In accordance with ASU No. 2014-15 Presentation of Financial Statements – Going Concern (subtopic 205-40), the Company’s management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. As of December 31, 2025, the Company had working capital and an accumulated deficit of $1,669,083 and $49,936,598, respectively.  During the year ended December 31, 2025, the Company had a net loss of $20,975,052 and used cash in operations of $14,326,205.

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

Since inception, we have financed our operations principally through the sale of debt and equity securities and operating cash flows. During the years ended December 31, 2025 and 2024, we raised approximately $8,909,000 and $0 respectively, of net proceeds under our at-the-market (“ATM”) offerings (see Note 8). During the year end December 31, 2025, the costs incurred associated with the ATM offerings exceeded proceeds by approximately $3,100 (see Note 8). The Company is evaluating strategies to obtain the required additional funding for future operations.

 In November 2024, we closed on an offering of shares of common stock and common stock warrants resulting in net proceeds of approximately $11,393,000 (see Note 8 for additional information).

As of the date of this Annual Report, the aggregate market value of our outstanding common stock held by non-affiliates, or the public float, was approximately $39,144,000, which was calculated based on 11,184,116 outstanding shares of the Company’s common stock held by non-affiliates at a price of $3.50 per share, the closing price of our common stock on March 25, 2026, as reported on Nasdaq. Pursuant to General Instruction I.B.6 of Form S-3, or the “baby shelf” rules, in no event will we sell securities registered on our Form S-3 registration statement, including under our at-the-market equity offering, with a value of more than one-third of the aggregate market value of shares of our common stock held by non-affiliates in any 12-month period, so long as the aggregate market value of shares of our common stock held by non-affiliates is less than $75 million. After giving effect to the approximate $13,000,000 offering limit imposed by General Instruction I.B.6 of Form S-3 and deducting the shares sold within the preceding 12 months, as of the date of filing this Annual Report, approximately $3,700,000 shares of common stock remain available at this time for sale under our Form S-3, including through our at-the-market equity offering.

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

Note 4 – Inventory

Inventory consists of:

	December 31, 2025	December 31, 2024
Raw materials	$1,521,893	$1,751,474
Less: inventory reserve	(50,000)	(50,000)
	$1,471,893	$1,701,474

At December 31, 2025 and 2024, the Company has a $50,000 reserve against its inventory for estimated write downs.

Note 5 – Intangible Assets

Intangible assets are comprised of the following as of December 31, 2025 and 2024:

	Estimated	Balance at			Balance at
	(Years) Life	December 31, 2024	Additions	Amortization	December 31, 2025
License agreement	17	$839,005	$-	$(62,924)	$776,081
Patents	20	177,589	-	(10,446)	167,143
Total		$1,016,594	$-	$(73,370)	$943,224

	Estimated	Balance at			Balance at
	(Years) Life	December 31, 2023	Additions	Amortization	December 31, 2024
License agreement	17	$901,929	$-	$(62,924)	$839,005
Patents	20	86,100	98,602	(7,113)	177,589
Total		$988,029	$98,602	$(70,037)	$1,016,594

Amortization expense for the year ended December 31, 2025 and  2024 was $73,370 and $70,037, respectively.

Estimated future amortization expense as of December 31, 2025:

Year Ending December 31,

2026	$73,370
2027	73,370
2028	73,370
2029	73,370
2030	73,370
Thereafter	576,374
Total	$943,224

Note 6 – Revenue, Unearned Revenue and Unbilled Accounts Receivable

Revenue

The following is a summary of our revenues by type for the years ended December 31, 2025 and 2024:

	Year Ended
Name	December 31, 2025		December 31, 2024
Equipment revenue	$(1,653,007)	-769%	$227,956	51%
Service revenue	1,868,044	869%	217,489	49%
Total	$215,037	100%	$445,445	100%

Unearned Revenue

The following is a summary of our unearned revenue activity for the years ended December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
Unearned revenue at beginning of year	$227,683	$130,000
Billings deferred	222,239	197,683
Refundable deposit returned	-	(100,000)
Recognition of prior unearned revenue	(107,017)	-
Unearned revenue at end of year	$342,905	$227,683

At December 31, 2025, we anticipate recognizing approximately $313,000 of unearned revenue in the following fiscal year which has been presented as a current liability at December 31, 2025. The remaining balance of $30,000 has been classified as a long-term liability as the timing of revenue recognition is unknown.

Unbilled Accounts Receivable

The following is a summary of our unbilled accounts receivable activity during the years ended December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
Unbilled accounts receivable at beginning of year	$1,653,007	$1,494,553
Services performed but unbilled	254,874	217,666
Services billed	-	(59,212)
Reassessment of variable consideration	(1,907,881)	-
Unbilled accounts receivable at end of year	$-	$1,653,007

As discussed in Note 2, we anticipated delivering the AirSCWO equipment to OC San during the year ended December 31, 2025. Due to the delays we have encountered in delivering the equipment, we reassessed the variable consideration at December 31, 2025. The changes in facts and circumstances have resulted in us fully constraining the variable consideration at December 31, 2025. This resulted in the reduction of unbilled accounts receivable and reduction in equipment revenue in the amount of approximately $1.9 million.

Note 7 – Debt Obligations

Note Payable

During the year ended December 31, 2025, we purchased approximately $48,200 of equipment with a note payable. The note bears interest at 10.75% and requires fixed payments of principal and interest of $1,042 for sixty months. At December 31, 2025, the outstanding principal balance was $43,149.

At December 31, 2025, future principal payments on the note payable for the years ending December 31, will be as follows:

2026	$8,270
2027	9,204
2028	10,244
2029	11,401
Thereafter	4,030
$43,149

Secured Promissory Note

On September 30, 2025, the Company executed a $600,000 short-term secured promissory note (the “Short-Term Note”). The Short-Term Note requires repayment of $630,000 on the maturity date of January 2, 2026. The Short- Term Note is secured by certain outstanding receivables of the Company. The lender of the Short-Term Note also received a warrant to purchase 10,000 shares of common stock at $11.25 for a period of four years. We computed the fair value of the warrant using a Black-Scholes option pricing model and the following inputs: stock price $2.90, expected term of 4 years, volatility 96.00%, risk-free rate of 3.68%, and dividend rate of 0.00%. The value of the warrant upon issuance was not significant. The outstanding principal balance and the accrued interest of $630,000 has been presented within current liabilities on the accompanying consolidated balance sheets. The Short-Term note was repaid in its entirety upon maturity.

Financing Liability

During the year ended December 31, 2025, we entered into a financing agreement to finance $265,505 of insurance premiums due on various policies. The financed amount is due in fixed monthly payments of $19,808 for a period of eleven months and bear interest at 9.85%. The balance of $159,342 remaining on this financing liability has been presented within current liabilities on the accompanying consolidated balance sheets.

Note 8 – Stockholder’ Equity

The Company is authorized to issue 50,000,000 preferred stock shares and 1,000,000,000 common stock shares both with a par value of $0.0001.

Preferred Stock

On October 30, 2020, the Company designated 1,000,000 shares of preferred stock as Series D Convertible Preferred Stock with a par value of $0.0001.

As of December 31, 2025 and 2024, there were no shares of preferred stock issued and outstanding.

Common Stock

The holders of common stock are entitled to one vote per share on all matters submitted to a vote of shareholders, including the directors’ election. There is no right to cumulative voting in the election of directors. The holders of common stock are entitled to any dividends that may be declared by the board of directors out of funds legally available for payment of dividends, subject to the prior rights of holders of preferred stock and any contractual restrictions the Company has against the payment of dividends on common stock. In the event of liquidation or dissolution of the Company, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no pre-emptive rights and have no right to convert their common stock into any other securities. At December 31, 2025, there were 17,143,771 shares of common stock issued and outstanding.

Common Stock Issued for Cash

On June 6, 2025, the Company entered into an at-the-market issuance sales agreement (the "Prior 2025 Sales Agreement") with Lake Street Capital Markets, LLC (“Lake Street”) as sales agent, pursuant to which the Company could offer and sell, from time to time, shares of the Company's common stock having an aggregate offering price of up to $15.1 million . The Prior 2025 Sales Agreement replaces the prior sales agreement entered into between the Company and Jefferies LLC dated as of December 21, 2022 (the “2022 Sales Agreement”).

On December 23, 2025, the Company entered into a new at-the-market issuance sales agreement (the “2025 Sales Agreement”) with Lake Street as sales agent, pursuant to which the Company could offer and sell, from time to time, shares of the Company’s common stock having an aggregate offering price of up to $50 million. The 2025 Sales Agreement replaces the Prior 2025 Sales Agreement, and sales under the Prior 2025 Sales Agreement have terminated.

Sales of common stock under the 2025 Sales Agreement, if any, will be made at market prices by any method permitted by law deemed to be an “at-the-market” (“ATM”) offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Company has no obligation to sell any shares of common stock under the open market sale agreement and may at any time suspend offers under the 2025 Sales Agreement, in whole or in part, or terminate the 2025 Sales Agreement.

As of the date of this Annual Report, the aggregate market value of our outstanding common stock held by non-affiliates, or the public float, was approximately $39,144,000, which was calculated based on 11,184,116 outstanding shares of the Company’s common stock held by non-affiliates at a price of $3.50 per share , the closing price of our common stock on March 25, 2026, as reported on Nasdaq. Pursuant to General Instruction I.B.6 of Form S-3, or the “baby shelf” rules, in no event will we sell securities registered on our Form S-3 registration statement, including under our at-the-market equity offering, with a value of more than one-third of the aggregate market value of shares of our common stock held by non-affiliates in any 12-month period, so long as the aggregate market value of shares of our common stock held by non-affiliates is less than $75 million. After giving effect to the approximate $13,000,000 offering limit imposed by General Instruction I.B.6 of Form S-3 and deducting the shares sold within the preceding 12 months, as of the date of filing this Annual Report, approximately $3,700,000 shares of common stock remain available at this time for sale under our Form S-3, including through our at-the-market equity offering.

During the year ended December 31, 2025, no shares were sold under the 2025 Sales Agreement and a total of 2,279,180 shares of common stock were sold pursuant to the Prior 2025 Sales Agreement offering resulting in gross proceeds of approximately $9,313,000 and net proceeds of approximately $8,909,000 after equity issuance costs of approximately $404,000 for accounting, legal, commissions and sale agent fees.

During the year ended December 31, 2024, a total of 5,051 shares of common stock were sold pursuant to the 2022 Sales Agreement resulting in gross proceeds of approximately $63,100, and net issuance costs of $3,100 after equity issuance costs of $65,500 for accounting, legal, commissions and fees which exceeded the gross proceeds received under the 2022 Sales Agreement.

On November 14, 2024, we entered into a Securities Purchase Agreement with certain investors, pursuant to which the Company agreed to issue and sell (i) an aggregate of 978,350 shares of common stock, and (ii) one and a half warrants to purchase up to an aggregate of 1,467,524 shares of common stock in a registered direct offering (the “Offering”). The purchase price for one share and the accompanying 1.5 warrants was $11.25. The warrants are immediately exercisable for a period of five years from the date of the Offering at $11.25, subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization, or similar transactions (“Share Combination Event”) and include anti-dilution protection provisions in the event subsequent sales or equity-linked financial instruments are issued at a price below the $11.25. See below for the impact of the Share Combination Event that resulted from the Reverse Stock Split resulting in a reduction in the warrant’s exercise price issued in the Offering.

The aggregate gross proceeds to the Company from the Offering, which closed on November 18, 2024, was approximately $12,229,000 with net proceeds of approximately $11,393,000, net of issuance costs of approximately $836,000 for accounting, legal, commissions and fees. The net proceeds were allocated between the common stock and warrants based on their relative fair values of approximately $8,118,000 and $3,275,000 with the net proceeds, respectively, presented in additional paid-in capital within stockholders’ equity.

The Company’s Board of Directors and executive team participated in the Offering and invested a total of $696,000 and received shares of common stock totaling 55,680 and the accompanying warrants totaling 83,520.

The fair value of the warrants for purposes of the relative fair value allocation was estimated using a Black-scholes model and the following assumptions: expected term of 5 years, volatility of 24.8%, dividend rate of 0.00%, and risk-free rate of 4.28%.

The Offering was made pursuant to the Company’s registration statement on Form S-3 (File No. 333-268942), which was filed with the Securities and Exchange Commission (the “Commission”) on December 22, 2022 and declared effective by the Commission on December 30, 2022, and a prospectus supplement dated November 14, 2024 filed by the Company with the Commission.

Common Stock for Services

During the year ended December 31, 2025, we issued an aggregate of 82,985 of fully vested shares of restricted common stock to service providers and directors with an aggregate fair value of $290,872 based on the market price of our common stock on date of grant which is included in general and administrative expense on the consolidated statements of operations.

During the year ended December 31, 2024, we issued an aggregate of 30,121 of fully vested shares of restricted common stock to service providers and directors with an aggregate fair value of $383,879 based on the market price of our common stock on date of grant which is included in general and administrative expense on the consolidated statements of operations.

Common Stock for Stock Option Exercises

During the year ended December 31, 2025, we issued an aggregate of 131,176 shares of common stock for cash and cashless stock option exercises that resulted in cash proceeds of $24,000.

During the year ended December 31, 2024, we issued an aggregate of 149,965 shares of common stock for cash and cashless stock option exercises that resulted in cash proceeds of $60,000.

Common Stock Issued for Settlement of Accrued Expense

During the year ended December 31, 2025, we issued an aggregate of 22,105 shares of common stock to a service provider for the settlement of $105,000 accounts payable balance for certain milestones meet pursuant to contract terms. The fair value of the shares was estimated to be $105,000 based on the closing price of the Company’s stock at time the milestone was achieved; therefore, no gain or loss was recognized.

Stock-Based Compensation

2021 Plan

The Company has reserved 3,615,000 (increased from 2,400,000 as approved by the shareholders at the Company’s Annual Shareholder Meeting on June 11, 2025) shares of common stock or common stock equivalents to be issued under our 2021 Equity Incentive Plan (the “2021 Plan”) to the Company’s employees and non-employee services providers. Stock options granted under the 2021 Plan typically have a contractual term of ten years.

Stock-based compensation expense related to the stock options and restricted stock units expected to vest is presented as follows on the consolidated statements of operations:

	Year Ended
	December 31, 2025	December 31, 2024
Research and development	$239,267	$169,078
Compensation and related expenses	2,869,219	1,046,546
General and administrative expenses	438,160	-
Total expense	$3,546,646	$1,215,624

See below for detailed disclosures of our issued and outstanding stock options and restricted stock units.

Stock Options

Stock option activity for the year ended December 31, 2025 is summarized as follows:

					Weighted
			Weighted		Average
			Average	Aggregate	Remaining
			Exercise	Intrinsic	Contractual
	Shares		Price	Value	Life (Years)
Options outstanding at December 31, 2024	1,584,312	(i)	$9.44	$3,324,000	5.95
Granted	979,881		4.38
Exercised	(290,000)		1.20	1,104,400
Forfeited	(565,556)		12.64
Options outstanding at December 31, 2025	1,708,637	(i)	$6.88	$272,680	7.28
Options exercisable at December 31, 2025	771,492	(i)	$8.25	$272,000	4.64

(i) As of December 31, 2025 and 2024, the options outstanding and exercisable include 327,500 and 617,500, respectively, options granted outside of the 2021 Plan.

Intrinsic value is based on the difference between the option exercise price and the quoted market price as of December 31, 2025 or the date of option exercise.

During the year ended December 31, 2025, the options granted were primarily to our interim Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), Chief Technology Officer (“CTO”) and other non-executive key employees. The weighted average grant-date fair value of the granted options was $4.38. Stock options typically vest over a service period of approximately 4 years. During the year ended December 31, 2024, the options granted were primarily to executives, key employees and a legal settlement discussed. The average grant-date fair value of the granted options was $4.60.

Of the total options outstanding as of December 31, 2025, 146,809 of the options include performance conditions. The performance-based options vest as follows: 50% vest upon the achievement of operating profit, as defined in the employment agreements, and 50% upon the achievement of a revenue target of $100 million by the end of fiscal year 2028. The performance-based options with the revenue target begin vesting once the Company achieves $15 million in revenue for a fiscal year. Vesting will occur on January 31 of each year through January 31, 2029. The number of options that vest is based on the proportionate percentage of each fiscal year’s revenue to the $100 million target. For example, if our annual revenue for fiscal year 2026 is $20 million, 20% of the restricted stock units with the revenue performance condition will vest on January 31, 2027. During the year ended December 31, 2025, 299,778 performance-based options were forfeited with the separation of our CEO and in-house counsel in October 2025 (see Note 10).

During the years ended December 31, 2025 and 2024, we recognized stock-based compensation of $1,834,648 and $907,225, respectively.  As of December 31, 2025, total unrecognized compensation expense for service based and performance-based options was $2,637,204 and $585,303, respectively. The unrecognized service-based expense will be recognized over a weighted-average period of 1.51 years. The unrecognized expense associated with the performance-based options will be expensed when it becomes probable that the performance obligations will be met.

The fair value of these options granted were estimated on the date of grant, using the Black-Scholes option-pricing model with the following assumptions:

	December 31,	December 31,
	2025	2024
Expected volatility	67.81 - 94.60%	26.20 - 27.39%
Expected term (years)	5.18 - 6.25	6.25 Years
Risk-free rate	3.71 - 4.51%	3.77 - 4.65%
Dividend rate	0%	0%

Restricted Stock Units

During the year ended December 31, 2025, the Company granted an aggregate of 1,193,076 unvested restricted stock units under the 2021 Plan pursuant to employment agreements with our CFO and CTO, our board of directors and other non-executive key employees of the Company.  RSUs granted to our CFO , CTO and other executives include both time-based and performance-based vesting. All other granted RSUs vest based over a specified service period that ranges from 1-4 years.

The unvested restricted stock units granted to our CFO and CTO on January 15, 2025 and April 30, 2025, pursuant to employment agreements, consist of an aggregate of 106,622 units with time-based vesting provisions over four years and 106,622 units with performance-based vesting provisions. The performance-based units vest as follows: 50% vest upon the achievement of Operating Profit, as defined in the employment agreements, and 50% upon the achievement of revenue targets between $15 and $100 million by the end of fiscal year 2028. The restricted stock units with the revenue target begin vesting once the Company achieves $15.0 million in revenue for a fiscal year. Vesting will occur on January 31 of each year through January 31, 2029. The number of restricted stock units that vest is based on the proportionate percentage of each fiscal year’s revenue to the $100 million target. For example, if our annual revenue for fiscal year 2026 is $20 million, 20% of the restricted stock units with the revenue performance condition will vest on January 31, 2027. At December 31, 2025, total unvested outstanding restricted stock units granted to our executive team with these performance conditions totaled 146,809. During the year ended December 31, 2025, 149,778 and 64,583 performance based and timed-based RSUs were forfeited with the separation of our CEO and in-house counsel in October 2025 (see Note 10).

On January 15, 2025, 176,500 unvested RSUs were granted to non-executive key employees.  The RSUs vest as follows: 50% on the one-year grant-date anniversary with the remaining vesting ratably over a period of thirty-six months. At December 31, 2025, 169,500 of these RSUs remain outstanding as 7,000 RSUs were forfeited during the year ended December 31, 2025.

On August 28, 2025, an aggregate of 287,500 time-based RSUs and 287,500 performance-based RSUs were granted to our executive team. The time-based RSUs vest over a service period of thirty-six months with a commencement date of March 31, 2025.  At December 31, 2025, 694,444 of these time-based RSUs had vested. During the year ended December 31, 2025, 162,500 of the performance-based RSUs and 100,694 time-based RSUs were forfeited with the separation of our CEO and in-house counsel in October 2025 (see Note 10).

The performance-based RSUs have a three-year vesting period contingent on the achievement of milestones tied to the commissioning and operation of five different AirSCWO units to promote the development of the Company’s waste destruction services strategy. The 287,500 RSUs represent the vesting target amount; however, each vesting tranche includes a target delivery date. More RSUs can be earned by the executive team for delivery dates met prior to the target date. Conversely, fewer or no RSUs will vest if delays occur and units are commissioned and operating after the tranche target date. The range of RSUs that can vest is 143,750 to 546,250. Each tranche earned requires the approval and certification of the compensation committee. The total RSUs earned will be aggregated and issued after the three-year vesting period. At December 31, 2025, total unvested outstanding restricted stock units granted to our executive team with these performance conditions totaled 125,000. At December 31, 2025, the probability of the performance-based RSUs vesting was not deemed probable; therefore, no compensation expense has been recognized on the performance-based RSUs.

On August 28, 2025, our board of directors was granted 228,332 RSUs that will fully vest on the one-year grant-date anniversary. Effective, December 15, 2025, one of our board of directors resigned from the Company and 61,697 RSUs granted to the director on August 28, 2025 became fully vested. During the year ended December 31, 2025, we recognized stock-based compensation of $438,160 in connection with these RSU grants to our board of directors which has been classified with general and administrative expenses on the consolidated statements of operations.

During the years ended December 31, 2025 and 2024, the grant-date fair value of the restricted stock units was determined using the market price of our common stock on the date of grant which ranged from $3.70 to $6.30 and $10.30 and $13.00, respectively.

 As of December 31, 2025, we have $1,419,744 of unrecognized stock-based compensation associated with the restricted stock units with a performance condition which will be recognized when the performance conditions are probable of being met. As of December 31, 2025, the Company had $2,227,374 of unrecognized stock-based compensation associated with the time vesting restricted stock units which will be recognized over a weighted-average period of approximately 2.33 years. During the years ended December 31, 2025 and 2024, we recognized an aggregate of $1,711,998 and $308,399, respectively, of stock-based compensation associated with the time-based restricted stock units.

A summary of our outstanding nonvested restricted stock units is as follows:

		Weighted-Average
		Grant Date
	Amount	Fair Value
Nonvested, beginning of the year	354,929	$12.30
Granted	1,193,076	4.15
Vested	(198,154)	6.37
Forfeited	(484,555)	7.52
Nonvested, end of the year	865,296	$5.09

Stock Warrants

At December 31, 2025, there were 877,524 common stock warrants outstanding which primarily relate to an Offering completed in November 2024, where investors were offered one and a half warrants for everyone one common share purchased in the Offering at an exercise price of $11.25 per share.

 A summary of warrant activity for the year ended December 31, 2025, is as follows:

					Weighted
		Weighted			Average
		Average		Aggregate	Remaining
		Exercise		Intrinsic	Contractual
	Shares	Price		Value	Life (Years)
Warrants outstanding at December 31, 2024	1,467,524	$11.25		$-	4.88
Granted	10,000	12.50		-	-
Repurchased	(600,000)	11.25		-	-
Warrants outstanding at December 31, 2025	877,524	$2.06	*	$90,917	3.88
Warrants exercisable at December 31, 2025	877,524	$2.06	*	$90,917	3.88

*The weighted average exercise price reflects the reduction that occurred in December 2025 due to the Share Combination Event (see below).

The 10,000 warrants were granted in connection with a short-term secured promissory note executed during the year ended December 31, 2025 (see Note 7).

On July 18, 2025, the Company executed a warrant purchase agreement with the largest investor in the November 2024 offering of common stock and warrants.  The 600,000 warrants held by the investor were repurchased by the Company at a price of $1.08 for total cash consideration of $649,980. The repurchase amount has been reflected as a reduction of additional-paid in capital on the consolidated statements of stockholders’ equity.

In connection with the effective date of the Reverse Stock Split, a Share Combination Event was triggered on the warrants issued in the Offering.  Pursuant to the terms of the warrants, if a Share Combination Event occurred the warrant’s exercise price would be adjusted to the lowest volume weighted average price for the five trading days immediately following the Share Combination Event.  The Share Combination Event resulted in the warrant’s exercise price being reduced from $11.25 (post-split) to $1.9352. We determined the incremental value received by the warrant holders for the exercise price modification using a Black-scholes model pre and post modification and the following inputs:  expected term 3.90 years, volatility 107.10%, risk free rate of 3.62%, dividend rate of 0.00% and exercise price of $11.25 (pre modification) and $1.9352 (post modification).

We have reflected the incremental value from this exercise price reduction as a deemed dividend within stockholders’ equity which amounted to $573,928.

Note 9 – Related Party Transactions

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

In March 27, 2024, we executed a supplemental manufacturing and services agreement (the “Supplemental M&S Agreement”) with Merrell Bros. as Merrell Bros. indicated to us their intent to not renew the Original M&S Agreement and we indicated our desire to relocate to a larger manufacturer facility with more square footage dedicated to expanding our manufacturing operations. The Supplemental M&S Agreement became effective on July 7, 2024 and replaced the Original M&S Agreement. Under the Supplemental M&S Agreement, our relationship and the manufacturing services provided by Merrell Bros. would continue an as needed basis based on statements of work to be agreed upon by both parties to fulfill future and current manufacturing orders. The Supplemental M&S Agreement terminated during the year ended December 31, 2024. Merrell Bros. is no longer considered a related party.

During the years ended December 31, 2025 and 2024, the Company incurred $0 and $241,917, respectively, in expenses with Merrell Bros. related to the manufacturing of the AirSCWO systems. At December 31, 2025 and 2024, there are no amounts owed to Merrell Bros. for the manufacturing services provided.

See also Note 8 for related parties that invested in the Offering that occurred in November 2024.

Note 10 – Commitments and Contingencies

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

Right-of-use assets are summarized below:

	December 31, 2025	December 31, 2024
Right -of-use assets	$726,464	$726,464
Accumulated amortization	(154,723)	(35,450)
Right -of-use assets, net	$571,741	$691,014

Operating lease liabilities are summarized below:

	December 31, 2025	December 31, 2024
Operating lease liabilities, current	$119,693	$101,320
Operating lease liabilities, less current portion	431,683	551,376
Total operating lease liabilities	$551,376	$652,696

Future payments required on the operating lease liabilities, over a remaining lease term of approximately 3.75 years, are as follows:

Year Ending December 31,
2026	$177,710
2027	183,041
2028	188,532
2029	144,680
Total	693,963
Less present value discount	(142,587)
Total operating lease liabilities	$551,376

The following table summarizes the supplemental cash flow information for the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024

Operating cash outflows from lease liabilities	$172,534	$101,814

During the year ended December 31, 2025, we incurred rent expense of approximately $210,000 in connection with this operating lease which is included within general and administrative expenses on the consolidated statement of operations. During the year ended December 31, 2024, we incurred rent expense of approximately $63,000 in connection with this operating lease which is included within general and administrative expenses on the consolidated statement of operations.

License Agreement

The patented technology underlying 374Water’s supercritical water oxidation (SCWO) units, which was developed principally through the efforts of Messrs. Nagar and Deshusses at the facilities of Duke University, Durham, North Carolina (“Duke”), where Dr. Deshusses is a professor. The SCWO technology is licensed to 374Water pursuant to a worldwide license agreement with Duke executed on April 16, 2021 (the “License Agreement”). Under the terms of the License Agreement, the Company is required to make royalty payments based on a percentage of licensed product sales, as defined in the License Agreement which is triggered by the sale of licensed products. Further, the Company is also required to pay royalties on a percentage of sublicensing fees. The Company will reimburse Duke for any ongoing patent expenses incurred. As of December 31, 2025 and 2024, the Company has not incurred any expenses in connection with this License Agreement. The Company may terminate the license agreement anytime by providing Duke 60 days’ written notice.

Legal Matters

The Company may be involved in various legal proceedings arising in the ordinary course of business, including, but not limited to commercial disputes. The Company believes that such litigation, claims, and administrative proceedings will not have a material adverse impact on its financial position or its results of operations. The Company records a liability when it considers the loss probable, and the amount can be reasonably estimated. In addition, the below legal proceedings are in process or have been resolved.

On November 4, 2024, our former Chief Executive Officer and Chairman of the Board filed a complaint against the Company alleging unpaid wages and a bonus. At December 31, 2024, we established an accrual of $335,000 for this legal settlement as presented on the consolidated balance sheet. This legal matter was officially settled on April 2, 2025 for the amount accrued. We paid $110,000 of the settlement within ten calendar days of certain conditions being met by the plaintiff, as defined in the settlement agreement, with the remaining settlement being paid in equal payments through December 31, 2025. As of December 31, 2025, we have remitted all payments required on the settlement.

On March 18, 2026, a stockholder class action complaint was filed with Delaware Court of Chancery. The plaintiff seeks declaratory relief invalidating an exculpation provision contained in the Company’s amended and restated certification of incorporation filed with State of Delaware that purports to eliminate or limit the personal liability of the Company’s directors and officers beyond what is permitted under Delaware law. We believe this complaint has no merit and are consulting with our attorneys on the matter. At this time, the outcome of the litigation is uncertain.

Employment Agreements

Former CEO

On April 19, 2024, the Company entered into an employment agreement with Christian Gannon (the “Employment Agreement”), for Mr. Gannon to serve as President and Chief Executive Officer (“CEO”) of the Company effective April 22, 2024 (the “Start Date”). The Employment Agreement provided for an initial annual salary for Mr. Gannon of $450,000. Mr. Gannon is also eligible to earn an annual fiscal year performance bonus for each whole or partial fiscal year of his employment period with the Company; for the initial year under the Employment Agreement in accordance with certain milestones set forth by the Company, and thereafter as determined by the compensation Committee of the Company and the Board of Directors of the Company. Mr. Gannon was eligible to earn a performance bonus up to 125% of Mr. Gannon’s then-current base salary (the “Annual Bonus”) if certain milestones were met as defined in the Employment Agreement.

Under the Employment Agreement and subject to the terms of the Company’s 2021 Plan, Mr. Gannon was granted up to 225,000 Restricted Stock Units (as defined in the Plan) under the Plan, vesting as follows: (a) 25,000, on the first annual anniversary of the Start Date; (b) 75,000, in equal increments on the last day of every month thereafter over the following 36 months, subject to Mr. Gannon’s continued employment with the Company on each vesting date; and (c) 125,000, pursuant to certain performance related milestones set forth by the Company and defined in the Employment Agreement (collectively, the “Gannon Restricted Stock Units”). Additionally, pursuant to the Employment Agreement and the terms of the 2021 Plan, Mr. Gannon was granted 525,000 Options (as defined in the 2021 Plan) under the 2021 Plan vesting as follows: (a) 62,500, on the first annual anniversary of the Start Date; (b) 187,500, in equal installments on the last day of every month thereafter over the following 36 months subject to Mr. Gannon’s continued employment with the Company on each vesting date; and (c) 275,000, pursuant to certain performance related milestones set forth by the Company and defined in the Employment Agreement (collectively, the “Gannon Options”, and together with the Gannon Restricted Stock Units, the “Gannon Equity Awards”). See Note 8 for further disclosures on the vesting performance related milestones.

If the Employment Agreement is terminated by the Company without “Cause” or by Mr. Gannon for “Good Reason” (each as defined in the Employment Agreement, subject to the Company’s right to cure), he will be entitled to termination benefits, pursuant to which the Company will be obligated to (i) pay Mr. Gannon 100% of his then-current annual base salary in 12 equal installments; (ii) any earned but unpaid Annual Bonus; (iii) coverage to Mr. Gannon and his dependents under the Company’s then current medical, health, and vision insurance plans for 12 months; and (iv) if such separation occurs on or after the first anniversary of the Start Date, (x) a pro-rated Annual Bonus for the fiscal year in which the employment is terminated equal to the pro-rated Annual Bonus that Mr. Gannon would have received based on actual performance for such fiscal year if Mr. Gannon was employed by the Company, and (y) accelerated vesting with respect to the Gannon Equity Awards as if Mr. Gannon had remained employed by the Company through the first anniversary of the date of such separation. The termination benefits are subject to Mr. Gannon executing a separation and release agreement with the Company, within forty-five days of termination.

The Employment Agreement contains covenants for the benefit of the Company relating to the protection of the Company’s confidential information and standard Company indemnification obligations.

Mr. Gannon stepped down from his position as CEO effective October 7, 2025 and has not executed a separation and release agreement. Therefore, at December 31, 2025, we did not accrue for any of the termination benefits discussed above and Mr. Gannon stopped vesting in the Gannon Equity Awards upon the effective date of the separation.

Interim CEO

On October 7, 2025, the Company executed an employment agreement with Stephen Jones, interim CEO and President, for a period of the earlier of twelve months or the placement of a full-time CEO. While interim CEO, Mr. Jones received a $1 salary and 450,000 non-qualified stock options with an exercise price of $3.70 and the following vesting conditions: 25% date of grant, 25% 90 days after grant, 25% 180 days after grant, 25% 270 days after grant; or immediate vesting upon the following: (i) if termination of employment for any reason other than Cause (as defined in the 2021 374Water Equity Incentive Plan) (provided, however, this shall not apply in the event of a termination of employment made at the sole election of Mr. Jones); (ii) upon hiring of full-time CEO for 374Water and (iii) Change of Control of 374Water (as defined in the 2021 Equity Incentive Plan). The option immediately vested on February 23, 2026 when the Company hired a full-time CEO (see Note 13).

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

Under the COO Employment Agreement and subject to the terms of the 2021 Plan , Mr. Meyers was granted 23,100 Restricted Stock (as defined in the 2021 Plan) and stock options for 23,100 (collectively, the “Meyers Equity Awards”), vesting as follows: (a) with respect to 11,550 Restricted Stock and 11,550 shares subject to stock options (“Options”), 25% vest on the first anniversary of the Effective Date, and the remaining 75% vest in equal increments on the last day of every month thereafter over the following 36 months, subject to Mr. Meyer’s continued employment with the Company on each vesting date: and (b) with respect to the remaining 11,550 Restricted Stock and 11,500 Options, each vest in accordance with a performance based milestone set forth by the Company and defined in the COO Employment Agreement. See Note 8 for further disclosures on the performance-related milestones.

If the COO Employment Agreement is terminated by the Company without “Cause” or by Mr. Meyers for “Good Reason” (each as defined in the COO Employment Agreement, subject to the Company’s right to cure), he will be entitled to termination benefits, pursuant to which the Company will be obligated to (i) pay Mr. Meyers six months of his then-current annual base salary in six equal installments; (ii) any earned but unpaid Meyers’ Annual Bonus; (iii) coverage to Mr. Meyers and his dependents under the Company’s then current medical, health, and vision insurance plans for six months; and (iv) if such separation occurs on the day or after the first year anniversary of employment of the Meyers Effective Date, (x) a pro-rated Annual Bonus for the fiscal year in which the employment is terminated equal to the pro-rated Annual Bonus that Mr. Meyers would have received based on actual performance for such fiscal year if Mr. Meyers was employed by the Company, and (y) accelerated vesting with respect to the Meyers Equity Awards as if Mr. Meyers had remained employed by the Company through the six-month anniversary of the date of such separation. The termination benefits are subject to Mr. Meyers executing a separation and release agreement with the Company, within forty-five days of termination.

The Employment Agreement contains covenants for the benefit of the Company relating to protection of the Company’s confidential information and standard Company indemnification obligations.

CFO

 On December 16, 2024 (the “Kline Effective Date”), we entered into an employment agreement with Russell Kline (the “CFO Employment Agreement”), for Mr. Kline to serve as Chief Financial Officer (“CFO”) of the Company. The CFO Employment Agreement provided for an initial annual base salary of $300,000. Mr. Kline was also eligible to earn an annual fiscal year performance bonus with a target amount equal to 50% of Mr. Klines’ then base-salary (the “Kline Annual Bonus”).

Under the CFO Employment Agreement and subject to the terms of the 2021 Plan, Mr. Kline was eligible for a grant of 61,728 Restricted Stock (as defined in the 2021 Plan) and stock options for 61,728 (collectively, the “Kline Equity Awards”), vesting as follows: (a) with respect to 30,864 Restricted Stock and 30,864 shares subject to stock options (“Options”), 25% vested on the first anniversary of the Effective Date, and the remaining 75% were to vest in equal increments on the last day of every month thereafter over the following 36 months, subject to Mr. Kline’s continued employment with the Company on each vesting date: and (b) with respect to the remaining 30,864 Restricted Stock and 30,864 Options, each vest in accordance with a performance based milestone set forth by the Company and defined in the CFO Employment Agreement. See Note 8 for further disclosures on the performance-related milestones.

If the CFO Employment Agreement is terminated by the Company without “Cause” or by Mr. Kline for “Good Reason” (each as defined in the CFO Employment Agreement, subject to the Company’s right to cure), he will be entitled to termination benefits, pursuant to which the Company will be obligated to (i) pay Mr. Kline six months of his then-current annual base salary in six equal installments; (ii) any earned but unpaid Kline Annual Bonus; (iii) coverage to Mr. Kline and his dependents under the Company’s then current medical, health, and vision insurance plans for six months; and (iv) if such separation occurs on the day or after the first year anniversary of employment of the Kline Effective Date, (x) a pro-rated Annual Bonus for the fiscal year in which the employment is terminated equal to the pro-rated Annual Bonus that Mr. Kline would have received based on actual performance for such fiscal year if Mr. Kline was employed by the Company, and (y) accelerated vesting with respect to the Kline Equity Awards as if Mr. Kline had remained employed by the Company through the six-month anniversary of the date of such separation. The termination benefits are subject to Mr. Kline executing a separation and release agreement with the Company within forty-five days of termination.

The Employment Agreement contains covenants for the benefit of the Company relating to protection of the Company’s confidential information and standard Company indemnification obligations.

Effective March 2, 2026, Mr. Kline was terminated without Cause from the Company.  We have not yet finalized a separation and release agreement with Mr. Kline .

Other Employee Matters

On October 8, 2025,  our General Counsel, Peter Mandel, stepped down from his position with the Company.  On October 20, 2025, the Company and Mr. Mandel entered into a Separation and Release of Claims Agreement (the “Separation Agreement”). Pursuant to the Separation Agreement, Mr. Mandel will receive certain severance benefits in connection with his stepping down from the General Counsel role and will have a new consulting arrangement with the Company to continue providing strategic consulting services and transition support to the Company for a specified period, and in consideration of such benefits, Mr. Mandel agrees to release all claims against the Company and certain parties affiliated with the Company arising out of or related to Mr. Mandel’s employment with the Company by reason of any actual or alleged act, omission, transaction, practice, conduct, occurrence, or other matter at any time up to and including October 20, 2025. The Separation Agreement became effective on October 28, 2025. At December 31, 2025, the Company has an accrual of approximately $89,000 for the severance wages remaining to be paid and an $80,000 bonus accrual that is owed to Mandel pursuant to the terms of the Separation Agreement. Mandel’s consulting agreement and services terminated on February 27, 2026.

Effective March 2, 2026, the Company’s Chief Administrative Officer (“CAO”) separated from the Company.  We have not yet finalized a separation and release agreement with the former CAO. However, the former CAO’s employment agreement included separation benefits of up to six months of the then-current annual base salary in six equal installments; coverage to the former CAO and any dependents under the Company’s then current medical, health, and vision insurance plans for six months; and accelerated vesting with respect to certain unvested equity awards at the time of separation.

We have yet to enter into separation and release agreements with our former CEO, CFO and CAO.  However, the Company could be contractually obligated to remit severance payments and provide for benefits coverage to the CEO for twelve months and CFO and CAO for six months. Further, certain unvested equity awards at time of separation could be subject to acceleration. Any contractual obligations will not be known and settled until separation and release agreements are finalized.

Note 11 – Income Taxes

Effective January 1, 2025, the Company adopted ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 enhance the transparency and decision usefulness of income tax disclosures by requiring, among other things, (i) expanded rate reconciliation disclosures with specified categories presented both in dollar amounts and as a percentage of pretax loss, and (ii) disaggregation of income taxes paid (net of refunds) by federal, state and foreign jurisdictions, including separate disclosure of material jurisdictions.

The disclosures for the year ended December 31, 2024 were prepared in accordance with the income tax disclosure requirements of ASC 740-50 prior to the adoption of ASU 2023-09, and are presented in the format previously required.  Accordingly, the 2024 rate reconciliation and related disclosures reflect the previously required categories and disclosure objectives under the prior guidance and are not required to be reformatted under the new standard.

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

Significant components of the Company’s net deferred income taxes are as follows:

	December 31,
	2025	2024
Deferred tax assets
Goodwill	$50,732	$96,963
Capitalized Start-Up Costs	9,937	30,851
Other Intangibles	1,236	3,818
Other Accruals	64,835	239,219
Stock Compensation	316,932	532,688
Net Operating Loss	10,264,300	6,112,848
Contribution Carryforward	1,421	1,108
Unearned revenue	29,838	7,634
Research and Development Costs	1,143,409	1,509,504
Reserves and Allowances	881,789	269,265
Gross deferred tax assets	12,764,429	8,803,898
Valuation Allowance	(12,473,032)	(8,386,790)
Net deferred tax assets after valuation allowance	$291,397	$417,107

Deferred tax liabilities:
Depreciation	(286,361)	(407,355)
Lease liabilities	(5,036)	(9,752)
Total deferred tax liabilities	(291,397)	(417,107)
Net deferred tax asset (liability)	$-	$-

Pretax loss from continuing operations is disaggregated between U.S. domestic and foreign jurisdictions in accordance with ASU 2023-09 and is presented in the table below for the year ended December 31, 2025.

December 31, 2025
Components of pre-tax income:
U.S. Domestic	$(20,975,052)
Foreign	-
Total	$(20,975,052)

The provision for income taxes charged to income for the years ended December 31, 2025 and 2024, consists of the following:

December 31,
	2025	2024
Current Expense:
Federal	$-	$-
State	-	-
Foreign	-	-
Total Current Tax Expense	-	-

Deferred Expense:
Federal	-	-
State	-	-
Foreign	-	-
Total Deferred Tax Expense	-	-

Total Tax Expense	$-	$-

No deferred tax expenses or benefits have been recorded due to a full valuation allowance as of December 31, 2025 and 2024.

The effective income tax rate reconciliation for the year ended December 31, 2025 presented below is in accordance with ASU 2023-09 and includes reconciling items required to be separately disclosed if they meet a quantitative threshold of 5% or more of the amount computed by multiplying pretax loss by the applicable U.S. federal statutory income tax rate. Reconciling items below the disclosure threshold are aggregated within “Other”.  The Company’s effective tax rate for the year ended December 31, 2025 differs from U.S. federal statutory rate primarily due to changes in valuation allowances recorded against deferred tax assets and non-deductible expenses.  The Company continues to maintain a full valuation allowance against certain deferred tax assets as realization is more likely than not based on current evidence.

	December 31, 2025
	Amount	Percent
United States Statutory Tax Rate	$(4,404,762)	21.00%
Changes in Valuation Allowance	3,622,750	-17.27%
Stock-based compensation	518,325	-2.47%
Other Adjustments	263,687	-1.26%
Effective Tax Rate	$-	-

A reconciliation of the U.S. statutory federal income tax rate to the effective income tax rate (benefit), prior to the adoption of ASU 2023-09 is as follows for the year ended December 31, 2024:

December 31, 2024
Federal Income Tax at Statutory Rate	21.00%
Change in State Tax Rate	-0.85%
Change in Valuation Allowance	-25.84%
Permanent Differences	0.73%
State Taxes	4.45%
Other	0.51%
Effective Income Tax Rate	0.00%

The Company has gross net operating loss carryforwards for federal tax purposes totaling approximately $40.0 million and $23.1 million at December 31, 2025 and 2024 respectively, which will carry forward indefinitely. The Company has gross net operating loss carryforwards for state tax purposes totaling approximately $29.7 million and $18.3 million at December 31, 2025 and 2024 respectively, which will carry forward indefinitely.

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

In evaluating the amount of the valuation allowance against its deferred tax assets as of December 31, 2025 and 2024, the Company considered all available positive and negative evidence and concluded that it is more likely than not that a portion of its deferred tax assets would not be realized. Accordingly, the Company has recorded a valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted, which extends most expiring TCJA provisions and reforms certain tax rules. The key corporate provision for the Company is the immediate expensing for domestic research and experimental expenditures. The decreased deferred tax asset for capitalized research and experimental expenses and the increased deferred tax asset for net operating losses is related to this new legislation.

The Company had no unrecognized tax benefits as of December 31, 2025 and 2024. The Company does not anticipate a significant change in total unrecognized tax benefits within the next 12 months. Tax years 2022-2024 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note 12 – Segment Reporting

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

Note 13 – Subsequent Events

Executive Team Transitions

On February 23, 2026, the Board of Directors appointed Daniel (Danny) Bogar as President and Chief Executive Officer to replace the Company’s interim CEO, Stephen Jones, who had been appointed the role on October 8, 2025 upon the separation of our former CEO, Chris Gannon. On March 2, 2026, the Company appointed Adrienne Anderson as its Interim Chief Financial Officer to replace Russell Kline, whose employment as the Company’s Chief Financial Officer was terminated effective as of March 2, 2026.

See Note 10 for information on recent employee separations.

Nasdaq Compliance

On January 12, 2026, the Company received written notification from The Nasdaq Stock Market Listing Qualifications Staff indicating that the Company has regained compliance with the $1.00 minimum closing bid price requirement for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) and that the matter is now closed.

License Agreement

On January 26, 2026, the Company executed a license agreement with the City of Orlando for use of their space at Iron Bridge Water Reclamation (the “License Agreement”). The License Agreement grants the Company a temporary, revocable, nonexclusive license to use approximately 15,000 square feet of the facility for the following (i) installation and operation of AirSCWO units to process city wastewater sludge, (ii), processing of certain approved third-party materials under a WDS program, subject to approval by the City of Orlando, and maintenance of equipment , manufacturing of AirSCWO units and inventory storage. The initial term of the License Agreement commences February 1, 2026 for five years with two optional five-year renewal terms. The initial monthly licensee fee is $8,000 for the first two years, with annual increases of 2.5% thereafter. The License Agreement includes provisions for the termination for convenience with 180 days’ written notice by either party.

The City of Orlando will also receive a WDS fee for any approved third-party materials that are processed at the facility based on the type of third-party materials processed which will be charged at a per pound or gallon rate depending on the type of material.

Purchase Order

On March 3, 2026, we received a purchase order from a construction company tied to a municipal project in Olathe, Kansas for the manufacturing of an AirSCWO 6 unit. The execution of the purchase order triggered a $2,300,000 invoice that has been submitted to the customer.

Issuance of Convertible Notes

In March 2026, we issued three separate convertible notes and received cash proceeds of $800,000. The convertible notes bear interest at 10%, mature three years from the issue date and are convertible into shares of common stock at conversion rate of $5.00. Semi-annual interest payments are required on March 31, and September 30, each year commencing September 30, 2026. The convertible notes include warrant coverage equal to the shares that the issued convertible notes are convertible into. Therefore, a total of 160,000 common stock warrants were issued to the convertible note holders. The common stock warrants are exercisable immediately for a period of three years at an exercise price of $7.50 per warrant share.

Common Stock Issuances

On January 7, 2026, we issued 60,000 shares of common stock in a cashless option exercise of 100,000 option shares with $1 exercise price to our current Chief Executive Officer.

On February 2, 2026, we issued 124,051 shares of common stock in a cashless option exercise of 200,000 option shares with an exercise price of $1.20.

On January 21, 2026, we issued 38,796 shares of common stock to a former non-employee director who resigned from the board of directors on January 5, 2026.  The former non-employee director had previously received a restricted stock unit grant on August 28, 2025 with vesting on the grant date anniversary or August 28, 2026. Upon the non-employee director’s resignation, the board approved an acceleration of vesting.

On February 13, 2026, we issued 74,750 shares of common stock to certain employees for vested restricted stock units.

EXHIBIT INDEX

3.1

Amended and Restated Certificate of Incorporation of Vyrex Corporation as filed with the Delaware Secretary of State on August 14, 2008 (previously filed on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 19, 2008).

3.2	Certificate of Amendment of Certificate of Incorporation of PowerVerde, Inc. (previously filed on Form 10-K filed with the SEC on March 28, 2025).

3.3	Certificate of Amendment of Certificate of Incorporation of 374Water Inc. (previously filed on Form 8-K filed with the SEC on June 17, 2025).

3.4	Certificate of Amendment of Certificate of Incorporation of 374Water Inc. (previously filed on Form 8-K filed with the SEC on December 15, 2025).

3.5	Amended and Restated Bylaws of 374Water Inc., dated as of June 19, 2024 (previously filed on Form 8-K filed with the SEC on June 20, 2024).

4.1	Description of Registrant’s Securities.*

4.2	Form of Warrant (previously filed on Form 8-K filed with the SEC on November 18, 2024).

10.1	Agreement and Plan of Merger dated as of April 16, 2021 among PowerVerde, Inc., 374Water Inc. and 374 Water Acquisition Corp. (previously filed on Form 8-K filed with the SEC on April 22, 2021).

10.2	Employment Agreement dated as of April 19, 2024 between 374Water Inc. and Christian Gannon (previously filed on Form 8-K filed with the SEC on April 24, 2024).+

10.3	Employment Agreement dated as of December 16, 2024 between 374 Water Inc. and Russell Kline (previously filed on Form 10-K filed with the SEC on March 28, 2025).+

10.4	Employment Agreement dated as of April 16, 2021 between PowerVerde, Inc. and Marc Deshusses, Ph.D. (previously filed on Form 8-K filed with the SEC on April 22, 2021).+

10.5	Employment Agreement dated as of December 16, 2024 between 374 Water Inc. and Brad Meyers (previously filed on Form 10-K filed with the SEC on March 28, 2025).+

10.6	Employment Agreement dated as of August 19 2024 between 374 Water Inc. and Peter Mandel (previously filed on Form 10-K filed with the SEC on March 28, 2025).+

10.7	Separation and Release of Claims Agreement dated as of October 20, 2025 between 374Water Inc. and Peter Mandel (previously filed on Form 8-K filed with the SEC on October 24, 2025).+

10.8	Consulting Agreement dated as of October 9, 2025 between 374Water Inc. and Peter Mandel (previously filed on Form 8-K filed with the SEC on October 24, 2025).+

10.9	Employment Agreement dated as of March 31, 2025 between 374Water Inc. and Rajesh Melkote (previously filed on Form 10-Q filed with the SEC on May 15, 2025).+

10.10	Employment Agreement dated as of October 7, 2025 between 374Water Inc. and Stephen Jones (previously filed on Form 8-K filed with the SEC on October 14, 2025).+

10.11	Letter Agreement, dated as of December 14, 2025, by and between 374Water Inc. and Yaacov (Kobe) Nagar (previously filed on Form 8-K filed with the SEC on December 15, 2025).

10.12	Amendment No. 1 to the Letter Agreement, dated February 7, 2026, by and between 374Water Inc. and Yaacov (Kobe) Nagar (previously filed on Form 8-K filed with the SEC on February 9, 2026).

10.13	At-the-Market Issuance ATM Sales Agreement, dated December 23, 2025, between 374Water Inc. and Lake Street Capital Markets, LLC.*

10.14	License Agreement dated as of April 16, 2021 between 374Water Inc. and Duke University (previously filed on Form 8-K filed with the SEC on April 22, 2021).

10.15	Amendment No. 1 to the License Agreement dated as of April 16, 2021 between 374Water Inc. and Duke University (previously filed on Form 10-Q filed with the SEC on May 15, 2025).

10.16	374Water Inc. 2021 Equity Incentive Plan, as amended and restated (previously filed on Form 10-Q filed with the SEC on August 14, 2024).

10.17	Form of Stock Option Agreement under the 374Water Inc. 2021 Equity Incentive Plan (previously filed on Form 10-K filed with the SEC on March 28, 2024).

10.18	Form of Restricted Stock Units Agreement under the 374Water Inc. Equity Incentive Plan (previously filed on Form 10-K filed with the SEC on March 28, 2024).

10.19	Non-Qualified Stock Option Agreement dated as of October 7, 2025 between 374Water Inc. and Stephen Jones (previously filed on Form 8-K filed with the SEC on October 14, 2025).+

10.20	Form of Non-Qualified Stock Option Agreement between 374Water Inc. and each of Russell Kline, Rajesh Melkote and Brad Meyers (previously filed on Form 8-K filed with the SEC on October 14, 2025).+

19.1	Insider Trading Policy (previously filed on Form 10-K filed with the SEC on March 28, 2025).

21.1	Subsidiaries of the Company.*

23.1	Consent of Cherry Bekaert LLP*

24.1	Power of Attorney (included on signature page).*

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002. **

97	374Water Inc. Policy for the Recovery of Erroneously Awarded Compensation, effective December 1, 2023. (previously filed on Form 10-K filed with the SEC on March 29, 2024)

101

[The following materials from 374Water Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Balance Sheets, (ii) the Statements of Comprehensive Loss, (iii) Statement of Changes in Shareholders’ Equity (Deficiency), (iv) the Statements of Cash Flow, and (iv) Notes to Financial Statements.]

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

__________

* Filed herewith.

** Furnished herewith.

+ Indicates a management contract, compensatory plan, or arrangement.

44

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

374WATER INC.

Dated: March 31, 2026	by:	/s/ Daniel Bogar
Daniel Bogar
Chief Executive Officer and Principal Executive Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

374WATER INC.

Dated: March 31, 2026	by:	/s/ Adrienne Anderson
Adrienne Anderson
Interim Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel Bogar  and Adrienne Anderson , and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and either of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Daniel Bogar	Chief Executive Officer and Director	March 31, 2026
Daniel Bogar	(Principal Executive Officer)

/s/Adrienne Anderson	Interim Chief Financial Officer	March 31, 2026
Adrienne Anderson	(Principal Financial and Accounting Officer)

/s/Chuck Weiser	Director	March 31, 2026
Chuck Weiser

/s/ Marc Deshusses	Director	March 31, 2026
March Deshusses

/s/ Stephen McKnight	Director	March 31, 2026
Stephen McKnight

/s/ Brad Freels	Director	March 31, 2026
Brad Freels

/s/ James Pawloski	Director	March 31, 2026
James Pawloski

45