Form 10-K/A
period 2025-12-31
374Water Inc.
filed 2026-04-30
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

Commission File No. 000-27866

374WATER INC.
(Exact name of Registrant as specified in its charter)

Delaware	88-0271109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Southcenter Court, Suite 200 Morrisville, NC	27560
(Address of principal executive offices)	(Zip Code)

(440) 601-9677

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value	SCWO	Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On March 31, 2026, 374Water Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year. The Company is filing this Amendment to include Part III information in its Original Form 10-K because the Company will not file a definitive proxy statement containing this information before that date. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of the Company’s definitive proxy statement into Part III is hereby deleted.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table and biographies that follow sets forth the name, age, position and description of the business experience of individuals who serve as our executive officers and as directors on the Company’s Board of Directors (the “Board”) as of the date of this filing:

Name	Age	Position(s)	Held Since
Executive Officers
Daniel Bogar	66	President and Chief Executive Officer	2026

Adrienne Anderson	47	Interim Chief Financial Officer	2026

Rajesh Melkote	61	Chief Technology Officer	2025

Brad Meyers	56	Chief Operating Officer	2023

Directors
James Pawloski†	63	Director	2025

Marc Deshusses	60	Director	2024

Richard Davis*	69	Director	2026

Charles Weiser	67	Director	2026

Bradley Freels	66	Director	2026

Stephen McKnight	73	Director	2026

† Chair of the Board

*Richard Davis was reappointed to the Board of Directors effective April 10, 2026. Mr. Davis previously served on the Board from February 2008 to June 2025.

Daniel (Danny) Bogar. Effective February 23, 2026, Mr. Bogar became our Chief Executive Officer. Mr. Bogar is a long-time member of 374Water’s senior leadership since the April 2021 reverse merger. Mr. Bogar previously served in a business development role with the Company since 2021 and oversaw corporate development and global commercialization strategy. Prior to joining the Company, from November 2019 through April 2021, Mr. Bogar served as the President and Chief Operating Officer of PowerVerde Inc., an energy company, until its merger with the Company. Prior to PowerVerde, Mr. Bogar served as President and Chief Executive Officer of American Green Technology, President and Chief Executive Officer of Stanford Group Company’s broker-dealer, and President of the Americas at CellStar Corporation. Mr. Bogar also served as an adjunct professor at Texas State University from January 2019 until January 2025, teaching organizational management and leadership. Mr. Bogar holds a Master of Business Administration in Finance from the University of St. Thomas (TX) and a Bachelor of Business Administration in Marketing from Stephen F. Austin State University.

Adrienne Anderson. Effective March 2, 2026, Ms. Anderson was appointed the Company’s Interim Chief Financial Officer. Ms. Anderson previously served as the Company’s Chief Financial Officer from January 8, 2024 until December 16, 2024 and continued to serve as a financial reporting consultant to the Company from December 16, 2024 until March 2, 2026. Ms. Anderson is a certified public accountant and has spent the last several years of her career primarily focused on financial statement audits under Public Company Accounting Oversight Board (“PCAOB”) auditing standards for SEC reporting companies. In June 2023, Ms. Anderson launched Anderson Accounting and Consulting, LLC, a consulting firm that focuses on assisting public companies or private companies looking to “go public” with financial reporting, technical accounting matters, such as complex debt and equity transactions, and preparing for financial statement audits. The focus of her firm was to help clients create efficiencies in the financial reporting process and external audit process. Prior to that, Ms. Anderson was an audit partner at D. Brooks and Associates, CPAs, a PCAOB registered public accounting firm located in Palm Beach Gardens, Florida from January 2019 to May 2023, serving both SEC registrants and private companies. From October 2014 to December 2018, she was with WithumSmith + Brown, a large regional CPA firm, having been promoted to partner of the firm in July 2017. Ms. Anderson also served on the board of directors and as the Audit Committee Chair for Sharplink, Inc (formerly known as SharpLink Gaming Ltd.,) a Nasdaq listed company headquartered in Minneapolis, Minnesota, from December 2021 to February 2024. Ms. Anderson earned a Bachelor of Science in Accounting from Eastern Illinois University and is a certified public accountant licensed in the states of Florida and Illinois.

Rajesh Melkote. Effective March 31, 2025, Mr. Melkote became our Chief Technology Officer. From 2022 to 2025, Mr. Melkote served as the Chief Technology Officer and Senior Vice President of Technology of BayoTech Hydrogen, a hydrogen production, transportation and storage solutions company, where he led the research and development and engineering functions. Prior to that, from 2020 to 2022, Mr. Melkote was the Vice President of Engineering, Semiconductor Chamber Solutions for Edwards Vacuum, a developer and manufacturer of sophisticated vacuum products. Mr. Melkote holds a Ph.D. in Chemical Engineering from the University of Minnesota and a Bachelor of Science in Chemical Engineering from Purdue University.

Brad Meyers. Effective November 16, 2023, Mr. Meyers became our Chief Operating Officer. From 2022 to 2023, Mr. Meyers served as the Director of Engineering Services for NRTC Automation / NRTC Equipment Sales (“NRTC”), a private company that provides industrial automation services. From 2015 to 2023, Mr. Meyers provided various engineering, design and construction services for multiple liquid ECOAT systems, industrial wastewater systems, and robotics to NRTC and other private companies. From 2012 to 2018, Mr. Meyers served as the Chief Operating Officer of New Rubber Technologies Holdings Inc. (“NRTH”), a rubber products supplier, where he was instrumental in the construction and operation of the first at scale commercial rubber devulcanization plant in North America as well as the commercialization and implementation of other specialized processes developed by New Rubber Technologies of Canada. NRTC is a spin-off of NRTH.

James Pawloski. Mr. Pawloski has served as a director on the Board since June 2025. Previously, Mr. Pawloski served as an advisor to the Company since April 30, 2025. Since September 2023, Mr. Pawloski has served as a senior advisor to Veolia North America (“Veolia”), an environmental solutions company. From July 2015 through September 2023, Mr. Pawloski held a variety of senior-level management positions at Veolia, most recently as the President and CEO of its regeneration and recovery solutions business. Mr. Pawloski earned a Bachelor of Science degree in chemical engineering from the University of Delaware and a Master of Business Administration from the University of Buffalo.

We believe Mr. Pawloski’s experience and knowledge in waste, wastewater, and environmental solutions and his business acumen are valuable assets to the Board.

Marc Deshusses. Dr. Deshusses has served as a director on the Board since 2024. Dr. Deshusses is a co-founder of 374Water and patent inventor of the supercritical water oxidation AirSCWO system. He served as the Chief Technology Officer of 374Water from its inception in July 2018 until 2022. Dr. Deshusses has been a professor of civil and environmental engineering at Duke University since 2008 and has been the principal investigator for the supercritical water oxidation development project at Duke University since 2013. Previously, he was a professor of civil and environmental engineering and department chair at the University of California Riverside from 1994 to 2008. He is a world-renowned researcher in biofiltration, odor, and novel waste-to-energy technologies. Dr. Deshusses holds a Ph.D. in chemical engineering from the Swiss Federal Institute of Technology, Zurich (1994) and a BS in chemical engineering from the Swiss Federal Institute of Technology, Lausanne (1990).

As a co-founder of 374Water and inventor of the AirSCWO system, Dr. Deshusses has integral knowledge of and expertise in the technology that serves as the cornerstone of 374Water’s business enterprise. We believe his experience in biofiltration and novel waste-to-energy technologies, as well as his work on water oxidation development (both at Duke University and during his time as Chief Technology Officer at 374Water) uniquely positions him as one of the foremost experts on the business and technology of the Company. As such, Dr. Deshusses’ knowledge, skills and subject matter expertise make him a significant asset to the Board.

Richard Davis. Mr. Davis has served as a director on the Board since April 2026 and previously served as a director on the Board from February 2008 to June 10, 2025. He previously served as the Chief Executive Officer of PowerVerde Inc. (“PowerVerde”), 374Water’s corporate predecessor, from August 2011 to April 2021. Prior to PowerVerde, Mr. Davis held various positions in investment banking. Between 2004 and 2005, Mr. Davis served as managing director of corporate finance at Martinez-Ayme Securities, a securities brokerage and placement agent firm. Between 2001 and 2004, Mr. Davis worked on structuring equity finance and private acquisitions in the corporate finance department of William R. Hough & Company, a financial services firm that was acquired by RBC Dain Rauscher, a global investment banking firm. Mr. Davis began his investment banking career doing equity deal structure and brokerage-related activities at First Equity Corporation, a regional full-service brokerage and investment bank, where he worked from 1982 until 2001. He received a Bachelor of Science degree in economics from Florida State University in 1982. Mr. Davis has more than two decades of experience in the investment banking industry, with expertise in equity finance structuring transactions and private acquisitions.

We believe that Mr. Davis is qualified to serve as a member of our Board because of his deep market and industry knowledge in the financial services and capital markets sector, including in capital raising and corporate finance.

Charles Weiser. Mr. Weiser has served as a director on the Board since December 2025. Mr. Weiser currently serves as Chief Financial Officer of Alonti Catering Kitchens, a position he has held since 2021, overseeing finance, accounting, tax, budgetary planning, and strategic planning. Mr. Weiser’s prior roles included: Managing Director of Imperial-Texas from May 2020 to July 2021; Chief Financial Officer of the Johnny Carrabba Family of Restaurants from September 2018 to May 2020; and Executive Vice President and Chief Financial Officer of American Green Technology, a lighting products manufacturer, from July 2014 to September 2018. Mr. Weiser holds a Master of Business Administration and Bachelor of Business in Finance and Accounting from the University of Texas at Austin and is a Certified Public Accountant in Texas and Florida.

We believe that Mr. Weiser is qualified to serve as a member of our Board because of his expertise in finance and executive leadership experience.

Bradley Freels. Mr. Freels has served as a director on the Board since January 2025. Since 1999, Mr. Freels has served as the Chairman and CEO of Midway, a privately-owned Houston-based real estate investment, development, and construction firm. Under his leadership, Midway has developed or acquired more than 55 million square feet of properties and over 5,000 acres of communities across the United States and Northern Mexico. Mr. Freels also serves as the Chairman of Midway Holdings, L.P., the holding company for an integrated group of real estate and investment-related companies operating under the Midway name, and as Executive Chairman of Parkway, a real estate investment firm. Mr. Freels holds a Master of Business Administration and a Bachelor of Business Administration, Marketing, from the Texas A&M University.

We believe that Mr. Freels is qualified to serve as a member of our Board because of his business development knowledge.

Stephen McKnight. Mr. McKnight has served as a director on the Board since February 2026. Mr. McKnight serves as principal of Pitt Southwest Investors, a private real estate and development company he co-founded in 1989. Mr. McKnight holds a Master of Business Administration from the University of Pittsburgh and a Bachelor of Arts in Economics from the University of Pennsylvania.

We believe that Mr. McKnight is qualified to serve as a member of our Board because of his leadership experience.

DELINQUENT SECTION 16(A) REPORTS

Section 16(a) of the Exchange Act requires our directors and officers, and persons who own more than ten percent of the Company’s common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2025, we believe that all filing requirements applicable to our officers, directors and greater than ten percent stockholders were complied with for the fiscal year ended December 31, 2025, except for a Form 3 in connection with Mr. Weiser’s appointment as a director on December 29, 2025 as a result of delays in obtaining his EDGAR filing codes from the SEC.

CORPORATE GOVERNANCE

374Water, with the oversight of the Board and its committees, operates within a comprehensive plan of corporate governance for the purpose of defining independence, assigning responsibilities, setting high standards of professional and personal conduct and assuring compliance with such responsibilities and standards. We regularly monitor developments in the area of corporate governance.

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics that applies to our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Conduct and Ethics addresses, among other things, conflicts of interest, protection and proper use of Company assets, political activities, compliance with laws, rules and regulations and the process for reporting violations of the Code of Conduct and Ethics, improper conflicts of interest or other violations. Our Code of Conduct and Ethics is available on our website at www.374water.com in the “Governance Documents” section found under the “Investors” tab. We intend to disclose any future amendments to certain provisions of the Code of Conduct and Ethics, or waivers of such provisions granted to executive officers and directors, on this website.

Audit Committee

The Audit Committee of our Board is currently comprised of Messrs. Weiser, Freels and Pawloski, each of whom our Board has determined is financially literate and qualifies as an independent director under Section 5605(a)(2) and Section 5605(c)(2) of the Nasdaq rules, as well as under Rule 10A-3 of the Exchange Act. Mr. Weiser is the Chairperson of our Audit Committee. Mr. Weiser qualifies as an audit committee financial expert, as defined in Item 407(d)(5)(ii) of Regulation S-K.

Our Audit Committee has adopted a written Audit Committee charter, available on our website at www.374water.com in the “Governance Documents” section found under the “Investors” tab, that provides that the functions of our Audit Committee include, among other things:

•	selecting and retaining an independent registered public accounting firm to act as the independent auditors to audit our financial statements;
•	evaluating the qualifications, performance and independence of the independent registered public accounting firm;
•

discussing the scope and results of the annual audit with the independent registered public accounting firm, and reviewing, with management and the independent auditors, our quarterly and annual financial statements;

•

establishing and overseeing procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by employees of concerns regarding questionable accounting or audit matters;

•	reviewing and discussing with management our policies on risk assessment and risk management;
•	reviewing, approving and overseeing related party transactions;
•

obtaining and reviewing a report by the independent registered public accounting firm, at least annually, that describes our internal quality control procedures, any issues with such procedures, and any steps taken to deal with any such issues, and all relationships between the independent registered public accounting firm and the Company or any of its subsidiaries; and

•	approving and pre-approving all audit and permitted non-audit and tax services that may be provided by the independent registered public accounting firm.

Insider Trading and Hedging Policy

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. The policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements. A copy of the Company’s insider trading policy was previously filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2025.

Pursuant to the Company’s insider trading policy, short sales of Company securities, including any hedging or monetization transactions (such as zero-cost collars and forward sale contracts) are prohibited. This prohibition applies to all employees, officers and directors of the Company.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes all compensation received by our named executive officers during the years ended December 31, 2025 and 2024:

Name and Principal Position	Fiscal Year	Base Salary ($) (a)	Bonus ($) (a)	Stock Awards ($) (b)	Option Awards ($) (c)	Non-Equity Incentive Plan Compensation ($)(e)	Nonqualified Deferred Compensation ($) (f)	All Other Compensation ($)(d)	Total Earnings ($)(e)
Christian Gannon,	2025	$346,875	$-	$925,000	$-	$-	$-	$-	$578,125
Chief Executive Officer (1)	2024	$312,115	$288,706	$2,812,500	$4,095,000	$-	$-	$-	$7,508,321

Stephen Jones	2025	$-	$-	$157,668	$1,242,000	$-	$-	-	$1,399,668
Interim Chief Executive Officer (1)	2024	$-	$-	$-	$-	$-	$-	$-	$-

Russell Kline	2025	$300,000	$-	$185,000	$223,000	$-	$-	$-	708,000
Chief Financial Officer	2024	$-	$-	$-	$-	$-	$-	$-	$-

Peter Mandel,	2025	$231,250	$-	277,500	$-	$-	$-	$218,750	$727,500
General Counsel (2)	2024	$96,023	$50,000	$510,417	$336,974	$-	$-	$-	$993,414

Brad Meyers,	2025	$300,000	$-	$277,500	223,000	$-	$-	$-	$800,500
Chief Operating Officer	2024	$262,500	$97,125	$300,300	$187,110	$-	$-	$-	$847,035

_________________

(a)	Salaries and bonus include those amounts paid and accrued as an expense on the books of the Company.
(b)(c)

The restricted stock unit awards, which appear in the “Stock Awards” column and the stock option awards, which appear in the “Option Awards” column are calculated based on the grant date fair value of awards as calculated under the provisions of FASB ASC Topic 718.

(d)	All Other Compensation is comprised of consulting fees and severance benefits paid or accrued to our former General Counsel see (2) below.
(1)

On October 8, 2025, Mr. Gannon stepped down as the Company’s President and Chief Executive Officer. Simultaneously with the announcement of Mr. Gannon’s departure, the Board appointed Stephen Jones, a then current director of the Company, as the Company’s Interim President and Chief Executive Officer. His compensation consisted of shares of restricted stock and option awards only.

(2)

On October 8, 2025, Peter Mandel stepped down as the Company’s General Counsel. On October 20, 2025, the Company and Mr. Mandel entered into a Separation and Release of Claims Agreement (the “Separation Agreement”) in connection with Mr. Mandel’s stepping down as General Counsel. Pursuant to the Separation Agreement, Mr. Mandel received $150,000 as severance and $25,000 a month as a consulting fee as consideration for providing strategic consulting services and transition support to the Company for a specified period. Effective February 27, 2026, Mr. Mandel ceased providing the Company with consulting services. Amounts paid and accrued for severance and consulting fees has been included in All Other Compensation above.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding equity awards that have been previously awarded to each of the named executive officers and which remained outstanding as of December 31, 2025.

_________________

1.

Options vest as follows: 112,500 immediately upon grant and remaining 337,500 ratably over two hundred and seventy days with immediate vesting upon the appointment of a full-time Chief Executive Officer. The 337,500 options vested immediately on February 24, 2026 with the appointment of Danny Bogar as President and Chief Executive Officer.

Restricted stock units vest on the grant date anniversary of August 28, 2026. Mr. Jones resigned from his director position in January 2026. Therefore, these restricted stock units will remain unvested.

2.	Options and restricted stock units vest as follows: 25% on the grant date anniversary and remaining ratably at the end of each month over thirty-six months.
3.

Options and restricted stock units subject to vesting pursuant to certain milestones set forth by the Company. 50% vest upon the achievement of operating profit targets and 50% vest upon the achievement of a revenue target of $100 million by the end of fiscal year 2028. Pursuant to SEC rules and based on the Company’s performance through the end of the fiscal year ended December 31, 2025, the portion of the option that vests upon the achievement of operating profit is reported at target and the portion of the option that vests upon the achievement of revenue is reported at threshold.

4.	Options vest 50% on each of the first and second grant date anniversaries.
5.	Restricted stock units vest ratably over thirty-six months which commenced in March 2025.
6.	Restricted stock units vest upon the achievement of a three-year performance plan. Any vested units require certification by the Compensation Committee for approval.
7.	Options vest as follows: 10,000 upon grant and remaining options ratably over thirty-six months.

Employment Agreements and Potential Payments upon Termination or Change-in-Control

Chief Executive Officer

On April 27, 2026, the Company entered into an employment agreement with Mr. Bogar (the “Employment Agreement”) for Mr. Bogar to serve as President and Chief Executive Officer of the Company.

If the Employment Agreement is terminated by the Company without “Cause” or by Mr. Bogar for “Good Reason” (each as defined in the Employment Agreement), subject to the Company’s right to cure, the Company will be obligated to provide the following benefits: (i) payment of an amount equal to six months of Mr. Bogar’s then-current base salary as in effect at the time of Mr. Bogar’s termination, over a six month period following the effective date of termination (the “Separation Date”); (ii) provide substantially similar coverage under the Company’s then current medical, health, and vision insurance plans to Mr. Bogar and Mr. Bogar’s eligible dependents for a period of six months provided that Mr. Bogar continues to make any required employee contribution; (iii) payment of any earned but unpaid annual bonus with respect to any completed performance period or milestone; (iv) payment of a pro-rated annual bonus for the fiscal year in which the employment is terminated equal to the pro-rated annual bonus that Mr. Bogar would have received based on actual performance for such fiscal year if Mr. Bogar had remained in the employ of the Company; and (v) accelerated vesting of the unvested portion of awards under the Company’s 2021 Equity Incentive Plan for a period of six months following the Separation Date.

The termination benefits are subject to Mr. Bogar executing a separation and release agreement with the Company, within twenty-one or forty-five days, as applicable, of the Separation Date.

See Note 10, Commitments and Contingencies, to our Consolidated Financial Statements for the year ended December 31, 2025 contained in the Original Form 10-K for a description of employment agreements with our other named executive officers.

Proprietary Information and Inventions Agreement

All officers, directors, and other key employees and consultants have signed a Proprietary Information and Invention Agreement (“PIIA”) with the Company that provides in material part the following:

•	All inventions and discoveries made by them during their employment or using Company resources shall be assigned to the Company.
•	They will not interfere in customer relationships during the term of employment plus 12 months after termination for any reason.
•	They will not solicit other employees of the Company during the term of employment plus 12 months after termination for any reason.
•	They will not compete with the business of the Company during the term of employment plus 12 months after termination for any reason.

Director Compensation

During 2025, we provided equity compensation in the form of restricted stock awards to our non-employee directors for their service on our Board. Further, three former non-employee directors, who resigned between December 2025 and February 2026, received 13,000 fully vested shares of restricted stock each for their services provided valued at an aggregate of $144,300 based on the Company’s stock price on the date of grant.

We did not provide any compensation in the form of cash. We have not yet determined a compensation plan for our current directors. We are currently determining reasonable compensation for our current board of directors due to restructuring changes that took place in 2026.

The table below sets forth the compensation of the members of our Board for the year ended December 31, 2025. The table below includes information regarding the compensation earned by or paid to Dr. Deshusses, who is an employee and a member of our Board.

Name	Fees earned or paid in cash	Stock Award (1)(2)		Option Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All other Compensation	Total

Deanna Rene Estes(3)	$-	$276,379	(4)	$-	$-	$-	$-	$276,379

James Vanderhider(5)	$-	$205,768		$-	$-	$-	$-	$205,768

James Pawloski	$-	$157,668		$-	$-	$-	$-	$157,668

Stephen Jones(6)	$-	$157,668		$-	$-	$-	$-	$157,668

Buddie Joe Penn(7)	$-	$191,645	(8)	$-	$-	$-	$-	$191,645

Richard Davis(9)	$-	$-		$-	$-	$-	$-	$-

Marc Deshusses(10)	$-	$-		$-	$-	$-	$60,000	$60,000

_________________

1.	The amounts reflected in the “Stock Award” column are calculated based on the grant date fair value of such awards as calculated under the provisions of FASB ASC Topic 718.
2.

On August 28, 2025, (i) Ms. Estes andMessrs. Vanderhider and Penn each received an award of 13,000 fully vested shares of common stock for services provided with an estimated fair value of $48,100 of each award, (ii) Messrs. Vanderhider, Pawloski, and Jones each received awards of 42,613 restricted stock units with a fair value of $157,668 of each award, (iii) Mr. Penn received an award of 38,796 restricted stock units with a fair value of $143,545, and (iv) Ms. Estes received an award of 61,697 restricted stock units with a fair value of $228,279, in each case based on the grant date fair value of such awards as calculated under the provisions of FASB ASC Topic 718.  The restricted stock units awarded to Mr. Pawloski will vest on the grant date anniversary of August 28, 2026. See footnotes 4 and 8 below for accelerated vesting of awards granted to Ms. Estes and Mr. Penn upon their respective Board resignations. Aggregate unvested restricted stock units currently held by our non-employee directors total 127,839.

3.	Ms. Estes resigned from the Board effective December 15, 2025.
4.

Includes 61,697 restricted stock units that vested on December 15, 2025 upon Ms. Estes resigning from the Board with an estimated fair value of $228,279 based on the grant date fair value of such awards as calculated under the provisions of FASB ASC Topic 718.

5.	Mr. Vanderhider resigned from the Board effective February 4, 2026.
6.

Mr. Jones resigned from the Board and was appointed to Interim President and Chief Executive Officer on October 8, 2025. The restricted stock units reflected in this table represents compensation received as a director, which restricted stock units ceased vesting concurrent with Mr. Jones’s resignation from the Board on October 8, 2025.

7.	Mr. Penn resigned from the Board effective January 5, 2026.
8.

Includes 38,796 restricted stock units that vested on January 5, 2026 upon Mr. Penn resigning from the Board with an estimated fair value of $143,546 based on the grant date fair value of such awards as calculated under the provisions of FASB ASC Topic 718.

9.

Mr. Davis resigned from the Board effective June 10, 2025 and was subsequently appointed as a director effective April 10, 2026. During the fiscal year ended December 31, 2025, Mr. Davis did not receive any compensation for his duties as a director on the Board.

10.

During the fiscal year ended December 31, 2025, Dr. Deshusses earned $60,000 in base salary for his service as an employee. He did not separately receive any compensation for his duties as a director on the Board.

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

Policy for the Recovery of Erroneously Awarded Compensation

As required by the listing standards adopted by Nasdaq as a result of SEC rulemaking, our Board adopted a Policy for the Recovery of Erroneously Awarded Compensation. The policy provides that the Company must promptly recover specified incentive-based compensation that is received by our Section 16 officers on or after December 1, 2023, regardless of fault or misconduct, upon specified accounting restatements of the Company’s financial statements that result in such persons receiving an amount that exceeds the amount that otherwise would have been received had it been determined based on the restated amounts, computed without regard to any taxes paid. There are limited exceptions to the recovery required as set forth in the listing standards. Incentive-based compensation is defined as any compensation that is granted, earned, or vested based wholly or in part upon the attainment of a financial reporting measure. There will not be any duplicative recovery by the Company. As specified in the listing standards, the Company cannot insure or indemnify a Section 16 officer for recoveries under this policy.

The recovery period under this policy is three completed fiscal years preceding the earlier of (i) the date our Board, a committee of the Board or any officer of the Company authorized to take such action (if Board action is not required) concludes, or reasonably should have concluded, that an accounting restatement is required or (ii) the date a court, regulator or other legally authorized body directs the Company to prepare an accounting restatement. If applicable, the Company will provide the current or former Section 16 officer with a written notice containing the amount and a demand for repayment or return. If such repayment or return is not made when due, the policy provides that the Company will take all reasonable and appropriate actions to recover such erroneously awarded compensation from such person.

Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

374Water does not have a formal policy on the timing of awards of options in relation to the disclosure of material nonpublic information by the Company. The Board has discretion over the timing of granting equity awards pursuant to our 2021 Equity Incentive Plan, including with respect to stock options. Currently, such awards are not granted on a predetermined schedule. The Board and Compensation Committee consider a number of factors in determining the timing of the award grants, including but not limited to whether the Company is in possession of material nonpublic information. Where possible, the Board and Compensation Committee endeavor not to grant any equity awards, including stock options, during a time when the Company is in possession of material nonpublic information. To date, the Company has not timed the disclosure of material nonpublic information based on equity award grant dates or for the purpose of affecting the value of executive compensation.

During the fiscal year ended December 31, 2025, the Company did not award any stock options to any named executive officer in the period beginning four business days before the filing of a Quarterly Report on Form 10-Q or an Annual Report on Form 10-K, or before the filing or furnishing of a Current Report on Form 8-K, in each case that discloses material nonpublic information (other than a Current Report on Form 8-K disclosing a material new option award grant under Item 5.02(e)) and ending one business day after the filing or furnishing of any such report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2025 with respect to our equity compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	1,381,137	$6.88	904,474
Equity compensation plan not approved by security holders	327,500	$1.20	-
Total	1,708,637	$6.88	-

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information about beneficial ownership of our common stock as of April 30, 2026 (unless otherwise noted) by (i) each stockholder that has indicated in public filings that the stockholder beneficially owns more than five percent of the Company’s common stock, (ii) each of the Company’s directors and named executive officers and (iii) all current directors and executive officers as a group. Except as otherwise noted, each person listed below, either alone or together with members of the person’s family sharing the same household, had, to our knowledge, sole voting and investment power with respect to the shares listed next to the person’s name. The information provided in the table is based on our records, information filed with the SEC, and information provided to us, except where otherwise noted.

Name and address(1)	Number of shares beneficially owned		Percentage of ownership (2)
5% stockholders
Yaacov Nagar(3)	3,211,263		18.06%
Directors and named executive officers
Marc Deshusses	2,265,245		12.74%
Richard Davis	407,432		2.29%
Stephen McKnight(4)	241,500		1.36%
Charles Weiser	23,042		0.13%
James Pawloski(5)	29,330		0.16%
Bradley Freels	60,000		0.34%
Daniel Bogar(6)	79,327		0.45%
Adrienne Anderson	-		-
Brad Meyers	59,960		0.34%
Rajesh Melkote	28,187		0.16%
Christian Gannon(7)	75,192		0.42%
Stephen Jones(8)	105,572		0.59%
Russell Kline(9)	66,864		0.38%
Peter Mandel(10)	63,858		0.36%
All current directors and officers as a group (10 persons)	3,194,023	(11)	17.84%

_________________

(1)	Except as indicated, the address of the person named in the table is c/o 374Water, Inc.,100 Southcenter Court, Suite 200, Morrisville, NC 27560.
(2)

In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of the common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after April 30, 2026 are deemed outstanding, while the shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of the common stock held by them. Applicable percentage ownership is based on 17,777,731 shares of the common stock outstanding as of April 30, 2026. The inclusion in the table above of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

(3)	The address for Mr. Nagar is 600 Park Offices Dr., Suite 300, Durham, NC 27713.
(4)

Includes (i) 50,000 shares of common stock issuable upon exercise of warrants and (ii) 15,000 shares of common stock held by the Stephen H. McKnight Revocable Trust, of which Mr. McKnight is the sole trustee.

(5)	Includes 10,000 shares of common stock issuable upon exercise of warrants.
(6)	Includes 2,000 shares of common stock held by True G Capital, LLC, which is controlled by Mr. Bogar and his spouse.
(7)	Mr. Gannon resigned as President and Chief Executive Officer of the Company effective October 8, 2025.
(8)	Mr. Jones resigned as Interim President and Chief Executive Officer of the Company effective February 23, 2026.
(9)	Mr. Kline’s employment as Chief Financial Officer of the Company was terminated effective March 2, 2026.
(10)	Mr. Mandel resigned as General Counsel of the Company effective October 8, 2025.
(11)

Includes 65,525 stock options to purchase shares of common stock which are either exercisable or will become exercisable within 60 days of April 30, 2026 and warrants held by certain directors that are exercisable for 60,000 shares of common stock at an exercise price of $7.50.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related-Party Transactions

In addition to the compensation arrangements with our directors and executive officers, including those discussed in the section titled “Executive Compensation,” the following is a description of each transaction that has been entered into or is still ongoing since January 1, 2025, as well as each currently proposed transaction, in each case in which:

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

Convertible Notes Purchases

In March 2026, we issued three separate convertible notes and received cash proceeds of $800,000, including to our directors Mr. McKnight and Mr. Pawloski, in the amount of $250,000 and $50,000, respectively. The convertible notes bear interest at 10%, mature three years from the issue date and are convertible into shares of common stock at a conversion rate of $5.00. Semi-annual interest payments are required on March 31, and September 30, each year commencing September 30, 2026. The convertible notes include common stock warrant coverage equal to the shares that the issued convertible notes are convertible into. Mr. McKnight and Mr. Pawloski received 50,000 and 10,000 common stock warrants, respectively, exercisable immediately for a period of three years at an exercise price of $7.50 per warrant share.

Potential Financing Opportunities

Prior to their respective appointments to the Board, Messrs. Weiser, Freels, McKnight and Davis had been coordinating with management on potential financing opportunities for the Company. Following their appointments, these directors have continued with these efforts, each in his capacity as a director of the Board. Messrs. Weiser, Freels, McKnight and Davis may participate as an investor in one or more potential financing opportunities. There can be no guarantee that any such financing opportunities will be successfully negotiated or consummated by the Company, but the aggregate financing amount of any successful financing transaction, to the extent there are any, is expected to exceed $120,000.

Related-Party Transaction Policy

Our Audit Committee charter gives our Audit Committee the primary responsibility for reviewing and approving or disapproving “related-party transactions,” which are generally transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. The written charter of our Audit Committee provides that our Audit Committee shall review, approve and oversee any related-party transaction.

In approving or rejecting any related party transactions, our Audit Committee considers the relevant facts and circumstances available and deemed relevant to our Audit Committee, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

Director Independence

Our Common Stock currently trades on The Nasdaq Capital Market under the symbol “SCWO.” Under the rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors at all times, subject to certain cure periods in the event of any circumstance or development that may result in noncompliance with such Nasdaq rules. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and corporate governance and nominating committees be independent at all times. Additionally, Exchange Act requires certain additional independence requirements for directors who serve as members of a company’s audit committee.

Our Board has undertaken a review of the composition of our Board, our committees and the independence of each director. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, the Board has determined that Messrs. Pawloski, Weiser, Davis, Freels and McKnight are “independent” as that term is defined under applicable Nasdaq rules.

In making these determinations, the Board considered the current and prior relationships that each of the non-employee directors had with the company and all other facts and circumstances the Board deemed relevant in determining independence, including the personal friendships of Messrs. Pawloski, Weiser, Davis, Freels and McKnight with Mr. Bogar and the beneficial ownership (if any) of capital stock by each of Messrs. Pawloski, Weiser, Davis, Freels and McKnight.

Due to the existing and ongoing relationships that Mr. Deshusses has with the Company and his ownership percentage in the Company, Mr. Deshusses is not deemed to be an “independent” director on our Board.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table summarizes the aggregate fees billed or to be billed to us by our independent registered accounting firm Cherry Bekaert LLP for the fiscal years ended December 31, 2025 and 2024:

Principal Accountant Fees and Services

	Year Ended December 31,
	2025	2024
Audit Fees	$165,000	$168,500
Audit-Related Fees	$46,000	$36,200
Tax Fees	$-	$-
All Other Fees	$-	$-
TOTAL	$211,000	$204,700

“Audit Fees” consisted of fees billed for professional services rendered by the principal accountant for the audit of 374Water’s annual financial statements included in 374Water’s Annual Report on Form 10-K and review of 374Water’s financial statements included in its Quarterly Reports on Form 10-Q, and/or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements during the fiscal years included in the table above.

“Audit-Related Fees” consisted of fees billed for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above. During our fiscal years ended December 31, 2025 and 2024, Cherry Bekaert LLP billed us $46,000 and $36,200, respectively. For 2025 and 2024, the amount includes fees for services related to underwriter “comfort” letters related to registration statements and prospectus supplements, an auditor’s consent to a Form S-8 filing and background check related fees as part of the firm’s audit procedures.

“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning, including with respect to tax returns preparation. During each of the fiscal years ended December 31, 2025 and 2024, there were no such fees billed by Cherry Bekaert LLP.

“All Other Fees” consisted of fees billed for products and services provided by the principal accountant during the last two fiscal years, other than the services reported above under other captions above. During our fiscal years ended December 31, 2025 and 2024, there were no such fees billed by Cherry Bekaert LLP.

Pre-Approval Policies and Procedures

The Audit Committee’s policy is that all audit and non-audit services provided by the Company’s independent registered public accounting firm shall either be approved before the independent registered public accounting firm is engaged for the particular services or shall be rendered pursuant to pre-approval procedures established by the Audit Committee. These services may include audit services and permissible audit-related services, tax services and other services. Pre-approval spending limits for audit services are established on an annual basis, detailed as to the particular service or category of services to be performed and implemented by our financial officers. Any audit or non-audit service fees that may be incurred by us during a quarter that fall outside the limits pre-approved by the Audit Committee for a particular service or category of services must be reviewed and approved by the Chairperson of the Audit Committee prior to the performance of services. On an annual basis, the Audit Committee reviews and itemizes all fees paid to its independent registered public accounting firm in the prior quarter (including fees approved by the Chairperson of the Audit Committee between regularly scheduled meetings and fees approved by our financial officers pursuant to the pre-approval policies described above) and further reviews and itemizes all fees expected to be paid in the upcoming quarter. The Audit Committee may revise its pre-approval spending limits and policies at any time. None of the fees paid to the independent registered public accounting firm were approved by the Audit Committee after the services were rendered pursuant to the “de minimis” exception established by the SEC for the provision of non-audit services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(b) Exhibits

3.1

Amended and Restated Certificate of Incorporation of Vyrex Corporation as filed with the Delaware Secretary of State on August 14, 2008 (previously filed on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 19, 2008).

3.2	Certificate of Amendment of Certificate of Incorporation of PowerVerde, Inc. (previously filed on Form 10-K filed with the SEC on March 28, 2025).

3.3	Certificate of Amendment of Certificate of Incorporation of 374Water Inc. (previously filed on Form 8-K filed with the SEC on June 17, 2025).

3.4	Certificate of Amendment of Certificate of Incorporation of 374Water Inc. (previously filed on Form 8-K filed with the SEC on December 15, 2025).

3.5	Amended and Restated Bylaws of 374Water Inc., dated as of June 19, 2024 (previously filed on Form 8-K filed with the SEC on June 20, 2024).

4.1	Description of Registrant’s Securities (previously filed on Form 10-K filed with the SEC on March 31, 2026).

4.2	Form of Warrant (previously filed on Form 8-K filed with the SEC on November 18, 2024).

10.1	Agreement and Plan of Merger dated as of April 16, 2021 among PowerVerde, Inc., 374Water Inc. and 374 Water Acquisition Corp. (previously filed on Form 8-K filed with the SEC on April 22, 2021).

10.2	Employment Agreement dated as of April 19, 2024 between 374Water Inc. and Christian Gannon (previously filed on Form 8-K filed with the SEC on April 24, 2024).+

10.3	Employment Agreement dated as of December 16, 2024 between 374 Water Inc. and Russell Kline (previously filed on Form 10-K filed with the SEC on March 28, 2025).+

10.4	Employment Agreement dated as of April 16, 2021 between PowerVerde, Inc. and Marc Deshusses, Ph.D. (previously filed on Form 8-K filed with the SEC on April 22, 2021).+

10.5	Employment Agreement dated as of December 16, 2024 between 374 Water Inc. and Brad Meyers (previously filed on Form 10-K filed with the SEC on March 28, 2025).+

10.6	Employment Agreement dated as of August 19 2024 between 374 Water Inc. and Peter Mandel (previously filed on Form 10-K filed with the SEC on March 28, 2025).+

10.7	Separation and Release of Claims Agreement dated as of October 20, 2025 between 374Water Inc. and Peter Mandel (previously filed on Form 8-K filed with the SEC on October 24, 2025).+

10.8	Consulting Agreement dated as of October 9, 2025 between 374Water Inc. and Peter Mandel (previously filed on Form 8-K filed with the SEC on October 24, 2025).+

10.9	Employment Agreement dated as of March 31, 2025 between 374Water Inc. and Rajesh Melkote (previously filed on Form 10-Q filed with the SEC on May 15, 2025).+

10.10	Employment Agreement dated as of October 7, 2025 between 374Water Inc. and Stephen Jones (previously filed on Form 8-K filed with the SEC on October 14, 2025).+

10.11	Letter Agreement, dated as of December 14, 2025, by and between 374Water Inc. and Yaacov (Kobe) Nagar (previously filed on Form 8-K filed with the SEC on December 15, 2025).

10.12	Amendment No. 1 to the Letter Agreement, dated February 7, 2026, by and between 374Water Inc. and Yaacov (Kobe) Nagar (previously filed on Form 8-K filed with the SEC on February 9, 2026).

10.13	At-the-Market Issuance ATM Sales Agreement, dated December 23, 2025, between 374Water Inc. and Lake Street Capital Markets, LLC (previously filed on Form 10-K filed with the SEC on March 31, 2026).

10.14	License Agreement dated as of April 16, 2021 between 374Water Inc. and Duke University (previously filed on Form 8-K filed with the SEC on April 22, 2021).

10.15	Amendment No. 1 to the License Agreement dated as of April 16, 2021 between 374Water Inc. and Duke University (previously filed on Form 10-Q filed with the SEC on May 15, 2025).

10.16	374Water Inc. 2021 Equity Incentive Plan, as amended and restated (previously filed on Form 10-Q filed with the SEC on August 14, 2024).

10.17	Form of Stock Option Agreement under the 374Water Inc. 2021 Equity Incentive Plan (previously filed on Form 10-K filed with the SEC on March 28, 2024).

10.18	Form of Restricted Stock Units Agreement under the 374Water Inc. Equity Incentive Plan (previously filed on Form 10-K filed with the SEC on March 28, 2024).

10.19	Non-Qualified Stock Option Agreement dated as of October 7, 2025 between 374Water Inc. and Stephen Jones (previously filed on Form 8-K filed with the SEC on October 14, 2025).+

10.20	Form of Non-Qualified Stock Option Agreement between 374Water Inc. and each of Russell Kline, Rajesh Melkote and Brad Meyers (previously filed on Form 8-K filed with the SEC on October 14, 2025).+

19.1	Insider Trading Policy (previously filed on Form 10-K filed with the SEC on March 28, 2025).

21.1	Subsidiaries of the Company (previously filed on Form 10-K filed with the SEC on March 31, 2026).

23.1	Consent of Cherry Bekaert LLP (previously filed on Form 10-K filed with the SEC on March 31, 2026).

24.1	Power of Attorney (previously filed on Form 10-K filed with the SEC on March 31, 2026).

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. (previously filed on Form 10-K filed with the SEC on March 31, 2026)

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed on Form 10-K filed with the SEC on March 31, 2026).

31.3	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2026.*

31.4	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2026.*

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed on Form 10-K filed with the SEC on March 31, 2026).

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed on Form 10-K filed with the SEC on March 31, 2026).

97	374Water Inc. Policy for the Recovery of Erroneously Awarded Compensation, effective December 1, 2023 (previously filed on Form 10-K filed with the SEC on March 29, 2024).

101

The following materials from 374Water Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Comprehensive Loss, (iii) Statement of Changes in Shareholders’ Equity (Deficiency), (iv) the Statements of Cash Flow, and (iv) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

__________

* Filed herewith.

+ Indicates a management contract, compensatory plan, or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

374WATER INC.

Date: April 30, 2026	By:	/s/ Daniel Bogar
Daniel Bogar
Chief Executive Officer, Director
(Principal Executive Officer)

Date: April 30, 2026	By:	/s/ Adrienne Anderson
Adrienne Anderson
Interim Chief Financial Officer
(Principal Accounting and Financial Officer)

