Form 10-Q
period 2026-03-31
374Water Inc.
filed 2026-05-14
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGECOMMISSION

Washington D.C. 20549

Form 10-Q

For the Quarterly Period ended March 31, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At May 11, 2026, the issuer had 17,495,504 shares of common stock outstanding.

Cautionary Note Regarding Forward-Looking Statements

Readers are cautioned that the statements in this Quarterly Report on Form 10-Q (this “Form 10-Q”) that are not descriptions of historical facts may be “forward-looking statements” that are subject to risks and uncertainties. This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are based on the beliefs of our management, as well as on assumptions made by and information currently available to us as of the date of this Form 10-Q. When used in this Form 10-Q, the words “plan,” “will,” “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project” and similar expressions are intended to identify such forward-looking statements. Although we believe these statements are reasonable, actual actions, operations and results could differ materially from those indicated by such forward-looking statements as a result of certain risks and uncertainties, including, but not limited to: changes in political and economic conditions; interest rate fluctuation; competitive pricing pressures within the Company’s market; equity and fixed income market fluctuation; technological changes; changes in law; changes in fiscal, monetary, regulatory, and tax policies; monetary fluctuations as well as the risk factors included in our 2025 Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026, as amended by Amendment No. 1 on Form 10-K/A filed with SEC on April 30, 2026 (the “2025 Form 10-K”), and other risks and uncertainties detailed elsewhere in this Form 10-Q. We must caution, however, that this list of factors may not be exhaustive and that these or other factors, many of which are outside of our control, could have a material adverse effect on us and our ability to achieve our objectives. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above.

PART I FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
374Water Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
March 31, 2026 (Unaudited) and December 31, 2025
	March 31, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$447,453	$3,198,682
Accounts receivable, net of credit allowance	2,406,014	668,903
Other accounts receivable	79,850	26,577
Inventory, net	1,772,571	1,471,893
Contract assets	—	91,100
Prepaid expenses	464,287	395,807
Total Current Assets	5,170,175	5,852,962
Long-Term Assets:
Property and equipment, net	3,990,294	3,835,318
Intangible assets, net	924,882	943,224
Right-of-use assets, net	903,283	571,741
Other assets	17,850	202,103
Total Long-Term Assets	5,836,309	5,552,386
Total Assets	$11,006,484	$11,405,348

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$1,384,695	$1,250,285
Accrued bonuses	105,000	80,000
Accrued contract loss provision	1,600,000	1,600,000
Unearned revenue	222,238	312,905
Note payable	8,494	8,270
Secured promissory note	—	630,000
Financing liability	94,388	159,342
Operating lease liabilities	184,794	119,693
Other liabilities	48,611	23,384
Total Current Liabilities	3,648,220	4,183,879
Long-Term Liabilities:
Unearned revenue, less current portion	2,326,250	30,000
Convertible notes, net of discount	628,869	—
Note payable, less current portion	32,670	34,879
Operating lease liabilities, less current portion	710,998	431,683
Total Long-Term Liabilities	3,698,787	496,562
Total Liabilities	7,347,007	4,680,441
Commitments and contingencies (Note 9)
Stockholders’ Equity
Preferred Stock: 50,000,000; 1,000,000 Designated as Convertible Series D preferred shares authorized; par value $0.0001 per share, nil issued and outstanding at March 31, 2026 and December 31, 2025, respectively	-	-
Common stock: 1,000,000,000 common shares authorized, par value $0.0001 per share, 17,495,504 and 17,143,771 shares outstanding at March 31, 2026 and December 31, 2025, respectively	1,750	1,715
Additional paid-in capital	58,163,477	56,657,319
Accumulated deficit	(54,508,221)	(49,936,598)
Accumulated other comprehensive income	2,471	2,471
Total Stockholders’ Equity	3,659,477	6,724,907
Total Liabilities and Stockholders’ Equity	$11,006,484	$11,405,348

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	Three months ended March 31,
	2026	2025

Revenues	$551,155	$543,100
Cost of revenues	202,743	404,817
Gross margin	348,412	138,283
Operating Expenses
Research and development	449,834	533,587
Compensation and related expenses	2,539,450	1,675,865
Professional fees	515,519	771,901
General and administrative	1,441,899	942,440
Total Operating Expenses	4,946,702	3,923,793

Loss from Operations	(4,598,290)	(3,785,510)

Other Income (Expense)
Interest expense	(13,059)	—
Interest income	11,594	89,710
Other income (expense)	28,132	(2,614)
Total Other Income, net	26,667	87,096
Net Loss before Income Taxes	(4,571,623)	(3,698,414)
Provision for Income Taxes	-	-

Net Loss	$(4,571,623)	$(3,698,414)

Net Loss per Share - Basic and Diluted	$(0.26)	$(0.26	)(i)

Weighted Average Common Shares Outstanding - Basic and Diluted	17,449,951	14,460,744	(i)

(i) Adjusted for the effect of a 10:1 reverse stock split that went effective December 26, 2025 (see Note 1).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water Inc. and Subsidiaries

Condensed Consolidated Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

For the Three Months Ended March 31, 2026

	Preferred Stock		Common Stock		Additional		Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balances, December 31, 2025	-	$-	17,143,771	$1,715	$56,657,319	$(49,936,598)	$2,471	$6,724,907
Issuance of shares of common stock for services	-	-	1,461	-	4,000	-	-	4,000
Accretion of stock-based compensation - options	-	-	-	-	902,179	-	-	902,179
Accretion of stock-based compensation - restricted stock	-	-	-	-	425,247	-	-	425,247
Issuance of vested restricted common stock to executives and employees	-	-	166,221	17	(17)	-	-	-
Issuance of shares of common stock for cashless stock option exercises	-	-	184,051	18	(18)	-	-	-
Warrants issued with convertible notes	-	-	-	-	174,767	-	-	174,767
Net loss	-	-	-	-	-	(4,571,623)	-	(4,571,623)
Balances, March 31, 2026	-	-	17,495,504	$1,750	$58,163,477	$(54,508,221)	$2,471	$3,659,477

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

For the Three Months Ended March 31, 2025

	Preferred Stock		Common Stock		Additional		Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balances, December 31, 2024	-	$-	14,430,198	$1,443	$43,858,485	$(28,387,618)	$2,471	$15,474,781
Issuance of shares of common stock for services	-	-	18,099	2	66,898	-	-	66,900
Accretion of stock-based compensation – options	-	-	-	-	460,512	-	-	460,512
Accretion of stock-based compensation – restricted stock	-	-	-	-	248,951	-	-	248,951
Issuance of shares of common stock for option exercise	-	-	20,000	2	23,998	-	-	24,000
Net loss	-	-	-	-	-	(3,698,414)	-	(3,698,414)
Balances, March 31, 2025	-	-	14,468,296	$1,447	$44,658,844	$(32,086,032)	$2,471	$12,576,730

374WaterInc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2026 and 2025 (Unaudited)

Cash Flows from Operating Activities	2026	2025
Net loss	$(4,571,623)	$(3,698,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	209,315	164,004
Amortization of debt discount	3,636	—
Non-cash lease expense	41,040	28,704
Issuance of common stock for services	4,000	66,900
Stock-based compensation	1,327,426	709,463
Changes in operating assets and liabilities:
Accounts receivable	(1,737,111)	175,630
Unbilled accounts receivable	—	14,640
Other accounts receivable	(53,273)	(510,410)
Inventory	(300,678)	(175,080)
Contract assets	91,100	(60,392)
Prepaid expenses	(68,480)	93,097
Other assets	184,253	5,000
Accounts payable and accrued expenses	134,410	(86,866)
Accrued bonuses	25,000	(190,000)
Unearned revenue	2,205,583	(27,683)
Other liabilities	25,227	20,719
Operating lease liabilities	(28,166)	(23,789)
Net Cash Used In Operating Activities	(2,508,341)	(3,494,477)

Cash Flows from Investing Activities
Purchases of property and equipment	(345,949)	(297,322)
Net Cash Used In Investing Activities	(345,949)	(297,322)

Cash Flows from Financing Activities
Repayments on note payable	(64,954)	—
Repayments on financing liability	(1,985)	—
Repayment on secured promissory note	(630,000)	—
Proceeds from the issuance of convertible notes	800,000	—
Proceeds from the exercise of stock options	—	24,000
Net Cash Provided by Financing Activities	103,061	24,000

Net Decrease in Cash and Cash Equivalents	(2,751,229)	(3,767,799)
Cash and cash equivalents, beginning of the period	3,198,682	10,651,644
Cash and cash equivalents, end of the period	$447,453	$6,883,845

SUPPLEMENTAL CASHFLOW DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental cash flow of investing and financing activities
Recognition of initial ROU asset and operating lease liability	$372,582	$-
Warrants issued with convertible notes recorded as debt discount	$174,767	$-
Issuance of shares of common stock for vested restricted stock units	$17	$-
Issuance of shares of common stock for cashless stock option exercises	$18	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Nature of Business and Presentation of Financial Statements

Description of the Company

374Water Inc. (the “Company”, “374Water”, “we”, or “our”) is a cleantech and environmental services company developing super critical water oxidation (“SCWO”) for the destruction of organic waste streams within the municipal, federal, and industrial markets. 374Water offers our proprietary AirSCWO technology, which is designed to efficiently destroy and mineralize a broad spectrum of non-hazardous and hazardous organic wastes producing safe dischargeable water streams, safe mineral effluent, safe vent gas, and recoverable heat energy. Importantly, our AirSCWO system is designed to eliminate recalcitrant organic wastes without creating waste byproducts, as well as to simplify existing, complex waste processing and disposal practices. Our AirSCWO technology is designed to effectively convert solid and liquid wastes such as sewage sludge, biosolids, food waste, hazardous and non-hazardous waste, including ‘forever chemicals’ (e.g., “per-and polyfluoroalkyl substances” or “PFAS”) into inert and recoverable resources including water, minerals, and heat energy.

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

Presentation of Financial Statements and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information. It is management’s opinion that the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q and include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Annual Report on Form 10-K of 374Water at and for the year ended December 31, 2025, filed with the SEC on March 31, 2026, as amended by Amendment No. 1 on Form 10-K/A filed with SEC on April 30, 2026 (the “2025 Form 10-K”).

The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the full year or for future periods. The condensed consolidated financial statements include the accounts of 374Water Inc., 374Water Systems Inc, and 374Water Sustainability Israel LTD, currently inactive, each a wholly-owned subsidiary of 374 Water. Intercompany balances and transactions have been eliminated in consolidation.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include the fair value of equity-based compensation and warrants issued with convertible notes, revenue recognition and the evaluation of the collectability of variable consideration, accrued loss provisions on onerous contracts, useful lives of long-lived assets, and the valuation allowance against deferred tax assets.

Accounts Receivable, Net

Accounts receivable due from customers are uncollateralized customer obligations due under normal and customary trade terms. Account receivables are stated at the amount billed to the customer, less an allowance for estimated credit losses.

Inventory, Net

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. The majority of our inventory is raw materials. Net realizable value is the value of an asset that can be realized upon the sale of the asset, less a reasonable estimate of the costs associated with either the eventual sale or the disposal of the asset in question. Costs associated with fabrication, and other costs associated with the manufacturing of products, are recorded as inventory. We periodically evaluate the carrying value of our inventories in relation to estimated forecasts of product demand, which takes into consideration the life cycle of product releases. When quantities on hand exceed estimated sales or usage forecasts, we perform an analysis to determine if a write-down for such excess inventories is required. Once inventory has been written down, it creates a new cost basis for inventory. Inventories are classified as current assets in accordance with recognized industry practice. Based on our evaluation, we estimated an inventory allowance of $50,000 at both March 31, 2026 and December 31, 2025.

Property and Equipment

Property and Equipment is recorded at cost. Depreciation is computed using the straight-line method and the estimated useful life of the asset. Expenses for maintenance and repairs are charged to expense as incurred.

The following table presents property and equipment at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Computers	$19,977	$19,977
Equipment	530,932	531,490
Equipment – Demo System	2,876,725	2,874,932
Vehicles	87,300	87,300
Equipment-in-progress	1,521,766	1,177,052
Total property and equipment	5,036,700	4,690,751
Less: accumulated depreciation	(1,046,406)	(855,433)
Total property and equipment, net	$3,990,294	$3,835,318

We are in the process of manufacturing an AirSCWO 1 (“AS1”) model that is expected to process approximately 1 wet ton of waste per day. The AS1 is highly mobile and can be deployed quickly to provide on-site waste destruction services. At March 31, 2026 and December 31, 2025, these manufacturing costs have been classified as equipment in-progress until the AS1 is completed and placed in service, which is expected to occur in the second quarter of 2026.

Depreciation expense for the three months ended March 31, 2026 and 2025 was $190,973 and $145,661, respectively.

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

For the three months ended March 31, 2026, we generated approximately 88% of our total consolidated revenues from one customer. For the three months ended March 31, 2025, we generated approximately 69% and 25% of our consolidated revenues with two customers, respectively.

At March 31, 2026, one customer comprised approximately 95% of our consolidated accounts receivable (which is also reflected in unearned revenue). At December 31, 2025, our consolidated accounts receivable comprised approximately 74% and 10% outstanding with two customers, respectively.

Refer to Note 9 for information on a license agreement we have with Duke University for the SCWO technology used in our systems.

Revenue Recognition

The Company follows the revenue standards of Accounting Standards Codification (“ASC”) Topic 606: “Revenue from Contracts with Customers (Topic 606).” The core principle of this Topic is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue is recognized in accordance with that core principle by applying the following five steps: 1) identify the contracts with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when (or as) we satisfy a performance obligation using the input method.

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

Service revenues related to our full demonstrations, using our owned AirSCWO unit, may include multiple performance obligations, typically the demonstration itself and a technical report that summarizes the analysis of materials processed. Management estimates are required in allocating the transaction price between the performance obligations. However, other full-scale demonstrations may include one performance obligation, the demonstration itself. Revenues from such contracts are recognized over time as the demonstration is being completed.

Orlando Contract

In late 2024, we deployed our Demo System to the City of Orlando’s Iron Bridge Regional Water Reclamation Facility pursuant to a contract executed in March 2024 as part of a full-scale demonstration (the “Demo Contract”). Pursuant to the Demo Contract, the Company was responsible for system design, installation, commissioning and the start-up of the AirSCWO unit at the facility. Further, the Company was to operate and maintain the AirSCWO unit for the demonstration period. Lastly, the Company was to decommission, disassemble and demobilize the AirSCWO unit after the contract period. The Company will receive $812,000 as consideration for the full-scale demonstration.

In accordance with ASC 606-10-25-21, we concluded that the Demo Contract includes one performance obligation related to the full-scale demonstration. The system design, site preparation, installation, commissioning and decommissioning represent fulfillment activities versus separate performance obligations. During the three months ended March 31, 2026, we completed the full-scale demonstration period and have no further obligations under this Demo Contract. At December 31, 2025, we had a contract asset of $91,100 and unearned revenue of $90,666 related to this Demo Contract. During the three months ended March 31, 2026, we recognized service revenue of $482,405, including the unearned revenue at December 31, 2025 on this Demo Contract. During the three months ended March 31, 2026, we expensed $91,100 of a contract asset upon completing the Demo Contract. We did not recognize any revenue on this Demo Contract during the three months ended March 31, 2025.

On January 26, 2026, the Company executed a license agreement with the City of Orlando for use of their space at Iron Bridge Water Reclamation (the “Orlando License Agreement”). Therefore, we will no longer demobilize our owned AirSCWO unit. See Note 9 for further information regarding the Orlando License Agreement.

Olathe Contract

On March 4, 2026, we entered into a purchase order with Garney Companies, Inc. (“Garney”) in connection with the Cedar Creek Wastewater Treatment Plant Expansion Phase II project in Olathe, Kansas. Under the purchase order, the Company will design, fabricate, deliver, install, and commission an AirSCWO 6 supercritical water oxidation unit and related pretreatment, dewatering, and water treatment equipment, and will provide startup, training, and warranty services.

The principal terms of the purchase order are as follows:

•

Contract price: $4,880,000 firm fixed price, allocated $3,000,000 to the AirSCWO 6 unit, $1,140,000 to pretreatment equipment skids, $452,500 to one-time project fees, and $287,500 to an additional one-year extended warranty.

•

Payment milestones: 50% upon contract execution; 20% upon delivery of SCWO equipment; 20% upon delivery of dewatering equipment; 5% upon successful startup and commissioning; and 5% upon final hand-over and customer acceptance, in each case net of 5% retainage withheld until final acceptance.

•	Warranty: Standard one-year warranty plus an additional one-year extended warranty for total coverage of 24 months from acceptance.

The purchase order also contains customary provisions regarding indemnification, insurance, change orders, and dispute resolution, and includes a buy-back provision under which the Company would offer a trade-in credit currently estimated at $1,000,000 if Garney elects to upgrade to an AirSCWO 30 unit.

During the three months ended March 31, 2026, we issued Garney an invoice totaling $2,296,250 upon the execution of the purchase order. At March 31, 2026, this invoice is outstanding and is reflected in accounts receivable and unearned revenue on the condensed consolidated balance sheet. We received payment, less retainage as described above, on this invoice in April 2026. During the three months ended March 31, 2026, no revenue has been recognized on the contract. Revenue will be recognized over the equipment manufacturing period which has not yet commenced. Therefore, we have classified the unearned revenue on this invoice within long-term liabilities.

During the three months ended March 31, 2026 and 2025, we generated service revenue from treatability studies of $26,000 and $32,690 respectively, and destruction services of $42,750 and $0 during the three months ended March 31, 2026 and 2025, respectively.

During the three months ended March 31, 2025, we completed a full-scale demonstration and recognized $376,000 of service revenue upon completion and recognized $134,410 of equipment revenue related to our contract our contract with the Orange County Sanitation District (“OC San”).

Contract costs include all direct material, labor and subcontractor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation.

Research and Development Costs

The Company’s research and development costs are expensed in the period in which they are incurred. Such expenditures amounted to $449,834 and $533,587 for the three months ended March 31, 2026 and 2025, respectively.

Loss Per Share

Loss per share is computed in accordance with ASC Topic 260, “Earnings per Share.” Basic weighted-average number of shares of common stock outstanding for the three- months ended March 31, 2026 and 2025 include the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares of common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for all periods presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive. At March 31, 2026 and March 31, 2025, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be antidilutive: options for 1,068,242 and 1,640,906 shares of common stock, respectively, 1,037,524 and 1,467,524, respectively, of outstanding common stock warrants and unvested restricted stock units of 415,616 and 593,157, respectively.

Recent Accounting Pronouncements - Not Yet Adopted

Accounting Standards Update 2024-03, Disaggregation of Income Statement Expenses (“DISE”). In November 2024, the FASB issued a new accounting standard to improve the disclosures about an entity’s expenses and address requests from investors for more detailed information about the types of expenses included in commonly presented expense captions. The new standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with retrospective application permitted. The Company is evaluating the disclosure requirements related to the new standard and its impact on our consolidated financial statements.

The Company considers the applicability and impact of all recently issued accounting pronouncements. Recent accounting pronouncements not specifically identified in our disclosures are either not applicable to the Company or are not expected to have a material effect on our financial condition or results of operations.

Note 3 – Liquidity, Capital Resources and Going Concern

In accordance with ASU No. 2014-15 Presentation of Financial Statements – Going Concern (subtopic 205-40), the Company’s management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. At March 31, 2026, the Company had working capital of $1,521,955, an accumulated deficit of $54,508,221 and a cash balance of $447,453. For the three months ended March 31, 2026, the Company incurred a net loss of $4,571,623 and used $2,508,341 of net cash in operations for the period. These conditions raise substantial doubt regarding our ability to continue as a going concern.

Presently, the Company will need additional debt or equity financing or a combination of both to continue its operations and meet its financial obligations for at least the next twelve months from the date these unaudited condensed interim consolidated financial statements were issued and beyond. We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. We expect to incur continuing losses and negative cash flows from operations for the foreseeable future until we are able to manufacture our AirSCWO units on a commercial scale.

Since inception, we have financed our operations principally through the sale of debt and equity securities and operating cash flows. On December 23, 2025, the Company entered into an ATM issuance sales agreement (the “Sales Agreement”) with Lake Street Capital Markets, LLC (“Lake Street”) as sales agent, pursuant to which the Company could offer and sell, from time to time, shares of the Company’s common stock having an aggregate offering price of up to $50 million in an at-the-market equity offering program (“ATM”). The Sales Agreement replaced the Company’s prior ATM agreement with Lake Street from June 2025.  During the year ended December 31, 2025, we raised approximately $8,909,000 of net proceeds using our ATM.  The Company is evaluating strategies to obtain the required additional funding for future operations and has not yet raised any capital with the ATM in 2026.

As of the date of our 2025 Form 10-K, the aggregate market value of our outstanding common stock held by non-affiliates, or the public float, was approximately $39,144,000, which was calculated based on 11,184,116 outstanding shares of the Company’s common stock held by non-affiliates at a price of $3.50 per share, the closing price of our common stock on March 25, 2026, as reported on Nasdaq. Pursuant to General Instruction I.B.6 of Form S-3, or the “baby shelf” rules, in no event will we sell securities registered on our Form S-3 registration statement, including under our ATM, with a value of more than one-third of the aggregate market value of shares of our common stock held by non-affiliates in any 12-month period, so long as the aggregate market value of shares of our common stock held by non-affiliates is less than $75 million. After giving effect to the approximate $13,000,000 offering limit imposed by General Instruction I.B.6 of Form S-3 and deducting the shares sold within the preceding 12 months, approximately $3,700,000 shares of common stock remain available at this time for sale under our Form S-3, including through our ATM.

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

Note 4 – Inventory, Net

Inventory, net consists of:

Name	Balance at March 31, 2026	Balance at December 31, 2025
Raw materials	$1,822,571	$1,521,893
Less: inventory reserves	(50,000)	(50,000)
Total	$1,772,571	$1,471,893

Note 5 – Debt Obligations

Convertible Notes

In March 2026, we issued three separate convertible notes and received cash proceeds of $800,000. Two of our non-employee directors purchased $250,000 and $50,000, respectively, of the issued convertible notes.

The convertible notes bear interest at 10%, mature three years from the issue date and are convertible into shares of common stock at conversion rate of $5.00 per share. Semi-annual interest payments are required on March 31, and September 30, each year commencing September 30, 2026. The convertible notes include warrant coverage equal to the shares of common stock issuable upon the conversion of the note. Therefore, a total of 160,000 common stock warrants were issued to the convertible note holders of which 60,000 were issued to our non-employee directors. The common stock warrants are exercisable immediately for a period of three years at an exercise price of $7.50 per warrant share.

In accordance with ASC 470-20-25-2, we allocated the proceeds received between the convertible notes and the common stock warrants using the relative fair value method. Therefore, $174,767 of the total proceeds was allocated to the warrants and have been presented as a discount against the convertible notes to be amortized into interest expense over the three-year term of the convertible notes and an increase to additional paid in capital. The relative fair value allocation was based on the estimated fair value of warrants issued of $223,631 determined using a Black-Scholes pricing model and the following key assumptions: expected term of three years (based on the contractual term of the warrants), volatility of 114% (company’s volatility over the expected term), risk free rate of 3.49% ( based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term), and a dividend rate of 0.00%.

During the three months ended March 31, 2026, we recognized $3,636 of amortization related to the debt discount which has been included within interest expense on the condensed consolidated statements of operations. As of March 31, 2026, the unamortized debt discount is $171,130.

At March 31, 2026, the total principal balance on the convertible notes is $800,000 and accrued interest is $5,000, which is included within accounts payable and accrued expenses within the condensed consolidated balance sheets.

Note Payable

During the year ended December 31, 2025, we purchased approximately $48,200 of equipment with a note payable. The note bears interest at 10.75% and requires fixed payments of principal and interest of $1,042 for sixty months. At March 31, 2026 and December 31, 2025, the outstanding principal balance was $41,164 and $43,149, respectively.

At March 31, 2026, future principal payments on the note payable for the years ending December 31, will be as follows:

2026 (remaining)	$6,285
2027	9,204
2028	10,244
2029	11,401
Thereafter	4,030
$41,164

Secured Promissory Note

On September 30, 2025, the Company executed a $600,000 short-term secured promissory note (the “Short-Term Note”). The Short-Term Note required repayment of $630,000 on the maturity date of January 2, 2026. The Short- Term Note was secured by certain outstanding receivables of the Company. The lender of the Short-Term Note also received a warrant to purchase 10,000 shares of common stock at $11.25 for a period of four years. The Short-Term note was repaid in its entirety upon maturity.

Financing Liability

During the year ended December 31, 2025, we entered into a financing agreement to finance $265,505 of insurance premiums due on various policies. The financed amount is due in fixed monthly payments of $19,808 for a period of eleven months and bear interest at 9.85%. At March 31, 2026 and December 31, 2025, the balance of $94,388 and $159,342, respectively, remaining on the financing liability has been presented within current liabilities on the accompanying consolidated balance sheets.

Note 6 – Revenue

The following is a summary of our revenues by type for the three months ended March 31, 2026 and March 31, 2025:

Name	March 31, 2026%		March 31, 2025%
Equipment revenue	$-	-	$134,410	25%
Service revenue	551,155	100%	408,690	75%
Total	$551,155	100%	$543,100	100%

Unearned Revenue

The following is a summary of our unearned revenue activity for the three months ended March 31, 2026 and year ended December 31, 2025:

Name	Balance at March 31, 2026	Balance at December 31, 2025

Unearned revenue at beginning of the period	$342,905	$227,683
Billings deferred	2,296,250	222,239
Recognition of prior unearned revenue	(90,667)	(107,017)
Unearned revenue at end of period	$2,548,488	$342,905

During the three months ended March 31, 2026, we recognized $90,667 of service revenue that was previously unearned revenue at December 31, 2025.  At March 31, 2026 and December 31, 2025, we have classified $222,238 and $312,905, respectively, within current liabilities and $2,326,250 and $30,000, respectively, within long-term liabilities based on when we estimate the unearned revenue will be recognized as revenue.

Note 7 – Stockholder’ Equity

The Company is authorized to issue 50,000,000 preferred stock shares and 1,000,000,000 common stock shares both with a par value of $0.0001.

Preferred Stock

On October 30, 2020, the Company designated 1,000,000 shares of preferred stock as Series D Convertible Preferred Stock with a par value of $0.0001.

At March 31, 2026 and December 31, 2025, there were no shares of preferred stock issued and outstanding.

Issuance of Stock for Services

During the three months ended March 31, 2026, we issued 1,461 fully vested shares of restricted common stock to service providers with a fair value of $4,000 based on the closing market price of our common stock on date of grant.

During the three months ended March 31, 2025, we issued 18,099 fully vested shares of restricted common stock to service providers with a fair value of $66,900 based on the closing market price of our common stock on date of grant.

Common Stock for Stock Option Exercises

During the three months ended March 31, 2026, we issued an aggregate of 184,051 shares of common stock for two cashless stock option exercises. One of the exercises was our current Chief Executive Officer who was issued 60,000 shares of common stock upon the cashless exercise.

During the three months ended March 31, 2025, we issued 20,000 shares of common stock for a stock option exercise that resulted in cash proceeds of $24,000.

Issuance of Restricted Common Stock

During the three months ended March 31, 2026, we issued 166,221 shares of common stock to executives and employees for vested restricted stock awards. No such awards were issued during the three months ended March 31, 2025.

Stock-based compensation

2021 Plan

The Company has reserved 3,615,000  shares of common stock or common stock equivalents to be issued under our 2021 Equity Incentive Plan (the “2021 Plan”) to the Company’s employees and non-employee services providers. Stock options granted under the 2021 Plan typically have a contractual term of ten years.

Stock-based compensation expense related to the stock options and restricted stock units expected to vest is presented as follows on the condensed consolidated statements of operations:

	Three Months Ended
	March 31, 2026	March 31, 2025
Research and development	$38,635	$63,803
Compensation and related expenses	1,141,554	645,660
General and administrative expenses	147,237	-
Total expense	$1,327,426	$709,463

Stock Options

Stock option activity for the three months ended March 31, 2026 is summarized as follows:

					Weighted
			Weighted		Average
			Average	Aggregate	Remaining
	Shares		Exercise Price	Intrinsic Value	Contractual Life (Years)
Options outstanding at December 31, 2025	1,708,637	*	$6.88	$272,680	7.28
Granted	-		-	-	-
Exercised	(300,000)		1.13	542,000	-
Expired/forfeited	(340,395)		9.06	-	-
Options outstanding at March 31, 2026	1,068,242	*	$7.80	$14,280	8.36
Options exercisable at March 31, 2026	738,372	*	$8.70	$-	8.07

*At March 31, 2026 and December 31, 2025, the options outstanding and exercisable include 0 and 300,000 granted in connection with a merger that occurred in 2021, respectively, which were not granted under the 2021 Plan. The 300,000 options were exercised on a cashless basis during the three months ended March 31, 2026. Further, at March 31, 2026 and December 31, 2025, the options outstanding and exercisable include 27,500 of options granted in 2024 pursuant to a legal settlement and were not granted under the 2021 Plan.

Intrinsic value is based on the difference between the option exercise price and the quoted closing market price at March 31, 2026 or the date of option exercise.

Of the total options outstanding at March 31, 2026, 91,894 of the options include performance conditions. The performance-based options vest as follows: 50% vest upon the achievement of operating profit, as defined in the employment agreements, and 50% upon the achievement of a revenue target of $100 million by the end of fiscal year 2028. The performance-based options with the revenue target begin vesting once the Company achieves $15 million in revenue for a fiscal year. Vesting will occur on January 31 of each year through January 31, 2029. The number of options that vest is based on the proportionate percentage of each fiscal year’s revenue to the $100 million target. For example, if our annual revenue for fiscal year 2026 is $20 million, 20% of the restricted stock units with the revenue performance condition will vest on January 31, 2027.

At March 31, 2026, total unrecognized compensation expense for service based and performance-based options was $940,200 and $276,721, respectively. The unrecognized service-based expense will be recognized over a weighted-average period of 1.64 years. The unrecognized expense associated with the performance-based options will be expensed when it becomes probable that the performance obligations will be met.

During the three months ended March 31, 2025, 90,860 common stock options were granted with a weighted average exercise price of $6.59 and grant-date fair value of $3.32.

During the three months ended March 31, 2026, we issued an aggregate of 184,051 shares of common stock for two cashless stock option exercises.

During the three months ended March 31, 2025, 20,000 stock options issued outside of the 2021 Plan were exercised with an exercise price of $1.20 for total proceeds to the Company of $24,000.

The fair value of the options granted during the three months ended March 31, 2025 were estimated on the date of grant, using the Black-Scholes option-pricing model with the following assumptions:

March 31,
2025
Expected volatility	67.81 – 69.25%
Expected term (years)	6.25 Years
Risk-free rate	4.14 - 4.51%
Dividend rate	0.00%

Restricted Stock Units (“RSUs”)

At March 31, 2026, our unvested RSUs consist of 273,721 RSUs with time-based vesting provisions granted to executives, non-executives and non-employee directors, and 141,895 RSUs with performance-based vesting provisions. The performance-based unvested RSUs were granted to two current executive officers in prior periods.

A summary of our outstanding unvested time-based RSUs during the three months ended March 31, 2026 is as follows:

		Weighted- Average
		Grant Date
	Amount	Fair Value
Unvested, December 31, 2025	593,487	$5.02
Vested	(166,221)	5.45
Forfeited	(153,545)	5.35
Unvested, March 31, 2026	273,721	$4.58

A summary of our outstanding unvested performance-based RSUs during the three months ended March 31, 2026 is as follows:
		Weighted- Average
		Grant Date
	Amount	Fair Value
Unvested, December 31, 2025	271,809	$5.22
Forfeited	(129,914)	6.04
Unvested, March 31, 2026	141,895	$4.48

At March 31, 2026, we have $635,149 of unrecognized stock-based compensation associated with the RSUs with a performance condition which will be recognized when the performance conditions are probable of being met. As of March 31, 2026, the Company had $1,177,381 of unrecognized stock-based compensation associated with the time-based vesting RSUs which will be recognized over a weighted-average vesting period of approximately 2.32 years.

Stock Warrants

A summary of warrant activity for the three months ended March 31, 2026, is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding and exercisable at December 31, 2025	877,524	2.06	$90,917	3.88
Issued with convertible notes (Note 5)	160,000	7.50	-	-
Exercised	-	-	-	-
Outstanding and exercisable at March 31, 2026	1,037,524	2.90	$784,936	3.53

Note 8 - Related Party Transactions

See Note 5 for a description of convertible notes issued to two non-employee directors during the three months ended March 31, 2026 totaling $300,000.

See Note 7 for a description of cashless option exercise by our current Chief Executive Officer during the three months ended March 31, 2026.

Note 9 – Commitments and Contingencies

Operating Leases

In January 26, 2026, the Company executed the Orlando License Agreement. The Orlando License Agreement grants the Company a temporary, revocable, nonexclusive license to use approximately 15,000 square feet of the facility for the following (i) installation and operation of AirSCWO units to process city wastewater sludge, (ii) processing of certain approved third-party materials under a Waste Destruction Service (“WDS”) program, subject to approval by the City of Orlando, and maintenance of equipment, manufacturing of AirSCWO units and inventory storage. The initial term of the Orlando License Agreement commences February 1, 2026 for a period of five years with two optional five-year renewal terms. The initial monthly licensee fee is $8,000 for the first two years, with annual increases of 2.5% thereafter. The Orlando License Agreement includes provisions for the termination for convenience with 180 days’ written notice by either party. The extension period was not included in our initial present value of the right-of-use asset or operating lease liability as it was not reasonably certain the option would be exercised.

The City of Orlando will also receive a WDS fee for any approved third-party materials that are processed at the facility based on the type of third-party materials processed which will be charged at a per pound or gallon rate depending on the type of material.

At the commencement of the Orlando License Agreement, we recognized a right-of-use asset and operating liabilities of $372,582 based on the present value of the lease payments required over the lease term and a discount rate of 12.0%.

We also lease laboratory space in North Carolina under a lease agreement with a term of September 1, 2024 to October 1, 2029 with one five-year extension period. The extension period was not included in our initial present value of the right-of-use asset or operating lease liability as it was not reasonably certain the option would be exercised. Monthly rental payments required under the lease are subject to annual increases and range from $14,235 to $16,503 over the initial term of the lease.

Right-of-use assets are summarized below:
	March 31,	December 31,
	2026	2025
Right-of-use assets	$1,099,046	$726,464
Accumulated amortization	(195,763)	(154,723)
Right-of-use assets, net	$903,283	$571,741

Operating lease liabilities are summarized below:

	March 31,	December 31,
	2026	2025
Operating lease liabilities, current	$184,794	$119,693
Operating lease liabilities, less current portion	710,998	431,683
Total operating lease liabilities	$895,792	$551,376

Future payments required on the operating lease liabilities, over a weighted average term of approximately 4 years, are as follows:

Year Ending December 31,
2026 (remaining)	$221,722
2027	279,041
2028	286,732
2029	245,335
2030	103,170
Thereafter	8,615
Total	1,144,615
Less present value discount at a weighted-average rate of 12.0%	(248,823)
Total operating lease liabilities	$895,792

The following table summarizes the supplemental cash flow information for the three month periods ended March 31, 2026 and 2025

	March 31, 2026	March 31, 2025
Operating cash outflows from lease liabilities	$43,988	$42,706

During the three months ended March 31, 2026 and 2025, we incurred rent expense of approximately $53,000 and $48,000, respectively, in connection with these operating leases which is included within general and administrative expenses on the condensed consolidated statement of operations.

Duke License Agreement

The patented technology underlying 374Water’s supercritical water oxidation (SCWO) units, was developed principally through the efforts of Kobe Nagar and Marc Deshusses at the facilities of Duke University, Durham, North Carolina (“Duke”), where Dr. Deshusses is a professor. The SCWO technology is licensed to 374Water pursuant to a worldwide license agreement with Duke executed on April 16, 2021 (the “Duke License Agreement”). In connection with the Duke License Agreement, 374Water also executed an equity transfer agreement with Duke pursuant to which Duke received common stock in the Company. Under the terms of the Duke License Agreement, the Company is required to make royalty payments based on a percentage of licensed product sales, as defined in the Duke License Agreement which is triggered by the sale of licensed products. Further, the Company is also required to pay royalties on a percentage of sublicensing fees. The Company will reimburse Duke for any ongoing patent expenses incurred. At March 31, 2026, the Company has not incurred any expenses in connection with this Duke License Agreement. The Company may terminate the license agreement anytime by providing Duke 60 days’ written notice.

Legal Matters

We note that in the ordinary course of business we may be the subject of, or party to, various pending or threatened legal actions which could result in a material adverse outcome for which the related damages may not be estimable. We do not believe any legal action would have a significant impact on the financials other than the matter disclosed below. However, there is inherent uncertainty regarding such matters.

On March 18, 2026, a stockholder class action complaint was filed with the Delaware Court of Chancery. The plaintiff seeks declaratory relief invalidating an exculpation provision contained in the Company’s Amended and Restated Certification of Incorporation filed with the State of Delaware that purports to eliminate or limit the personal liability of the Company’s directors and officers beyond what is permitted under Delaware law. We believe this complaint has no merit and are consulting with our attorneys on the matter. At this time, the outcome of the litigation is uncertain.

Refer to Note 11 – Subsequent Events for information regarding a complaint filed by our former General Counsel and consultant.

Note 10 -   Segment Reporting

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly provided to the Chief Operating Decision Maker (CODM) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer, Chief Operating Officer and Interim Chief Financial Officer comprise the Company’s CODMs. The CODMs review financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The CODMs use consolidated net income (loss) to assess performance, evaluate cost optimization, and allocate resources, including personnel-related and financial or capital resources, in the annual budget and forecasting process, as well as budget-to-actual variances on a monthly basis. As such, the Company has determined that it operates as one operating and reportable segment.

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

Note 11 - Subsequent Events

Employment Agreement with Chief Executive Officer

On April 27, 2026, the Company entered into an employment agreement (the “Employment Agreement”) with Daniel Bogar, the Company’s President and Chief Executive Officer. The Company’s appointment of Mr. Bogar as President and Chief Executive Officer, effective February 23, 2026, was previously reported in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2026.

The Employment Agreement provides that Mr. Bogar will receive an annual base salary of $225,000, subject to periodic review by the Compensation Committee of the Company’s Board of Directors (the “Board”).

In addition, Mr. Bogar will be eligible to receive an annual performance bonus with a target of up to one hundred percent (100%) of his base salary, pro-rated for fiscal year 2026 to reflect the portion of 2026 during which he served as the Company’s President and Chief Executive Officer. For fiscal year 2026, fifty percent (50%) of the bonus will be based on achieving operational objectives and fifty percent (50%) will be based on achieving strategic objectives, in each case as determined by the Board in consultation with Mr. Bogar. For each fiscal year following 2026, annual bonus objectives will be mutually agreed upon by the Compensation Committee and Mr. Bogar.

Subject to the approval of the Board or the Compensation Committee, and pursuant to the Company’s 2021 Equity Incentive Plan, as amended, the Company has agreed to grant Mr. Bogar: (i) an option to purchase 175,000 shares of the Company’s common stock at a per share exercise price equal to the fair market value of the common stock as of the date of grant (the “Option Grant”); and (ii) RSU award covering 175,000 shares of the Company’s common stock (the “RSU Grant”). Twenty-five percent (25%) of each of the Option Grant and the RSU Grant will vest on the date of grant, and the remaining seventy-five percent (75%) will vest in eight equal quarterly installments at the end of each calendar quarter beginning June 30, 2026, in each case subject to Mr. Bogar’s continuous service through the applicable vesting date.

Mr. Bogar will be eligible to participate in the Company’s employee retirement, insurance, benefit and paid time off programs on terms no less favorable than those provided to the Company’s other executive officers.

If Mr. Bogar’s employment is terminated by the Company without “Cause” or by Mr. Bogar for “Good Reason” (each as defined in the Employment Agreement), and subject to his timely execution and non-revocation of a separation and release agreement in a form acceptable to the Company, Mr. Bogar will be entitled to receive: (i) an amount equal to six (6) months of his then-current base salary, payable in substantially equal installments over a six-month period in accordance with the Company’s regular payroll practices; (ii) continued coverage under the Company’s medical, health and vision insurance plans for Mr. Bogar and his eligible dependents for a period of six (6) months, subject to his continued payment of any required employee contribution; (iii) any earned but unpaid annual bonus with respect to any completed performance period or milestone; (iv) a pro-rated annual bonus for the fiscal year in which his employment terminates, based on actual performance, payable when annual bonuses are otherwise paid to other executives of the Company; and (v) accelerated vesting of the unvested portion of awards under the Company’s 2021 Equity Incentive Plan for a period of six (6) months following the termination date. Mr. Bogar will not be entitled to the foregoing severance benefits if he is removed as the Company’s President and Chief Executive Officer but is retained by the Company as an executive or senior officer with a base salary and bonus opportunity not reduced by more than ten percent (10%).

Convertible Notes

In April 2026, we issued an additional $1,100,000 of convertible notes with the same terms as the convertible notes disclosed in Note 5. The convertible notes include warrant coverage equal to the shares of common stock issuable upon the conversion of the note. We therefore issued 220,000 common stock warrants with an exercise price of $7.50, exercisable immediately for a period of three years, to the convertible note holders.

Complaint from Former General Counsel

On May 6, 2026, Peter Mandel, the Company's former General Counsel and consultant, filed a complaint against the Company in the United States District Court for the Northern District of California. The complaint asserts three causes of action: (i) breach of contract relating to the Separation and Release of Claims Agreement dated October 20, 2025 (the "Separation Agreement"),between Mr. Mandel and the Company; (ii) breach of contract relating to the Consulting Agreement dated October 9, 2025 (the "Consulting Agreement") between Mr. Mandel and the Company; and (iii) breach of the implied covenant of good faith and fair dealing.

The plaintiff alleges that the Company breached its contractual obligations by (a) failing to pay amounts owed under the Separation Agreement, including a pro-rated 2025 annual bonus; (b) failing to pay amounts owed under the Consulting Agreement; and (c) failing to issue, or cancelling, vested equity-based awards to which the plaintiff alleges he is entitled. The complaint seeks compensatory damages in an amount to be proven at trial, injunctive relief compelling the issuance of shares, costs of suit, and such other relief as the court may deem proper. The plaintiff has demanded a jury trial.

As of the date of these financial statements, all contractual amounts owed under the Separation and Consulting agreement totaling $88,000 have been accrued. Further, all stock-based compensation related to vested equity-based awards pursuant to the terms of the Separation Agreement have been reflected in the Company’s consolidated financial statements. However, certain accelerated shares pursuant to the terms of the Separation Agreement have not been issued.

The Company intends to evaluate the claims and respond appropriately. Given the preliminary stage of the proceedings, the Company is unable at this time to predict the outcome of this matter. An adverse outcome could, however, result in monetary damages, the issuance of additional shares of common stock, or other relief that could have a material effect on the Company's financial position, results of operations, or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with “Cautionary Note Regarding Forward-Looking Statements” and the financial statements and notes thereto appearing elsewhere in this Form 10-Q as well as the risk factors included in the 2025 Form 10-K.

Critical Accounting Policies

In preparing the condensed consolidated financial statements, we have made estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues, costs, and expenses, and the disclosure of contingent assets and liabilities as in our condensed consolidated financial statements. Actual results may differ from these estimates. A summary of our critical accounting estimates and policies is included in our 2025 Form 10-K under "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

During the three months ended March 31, 2026, there have been no significant changes to these estimates and policies previously disclosed in our 2025 Form 10-K. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the unaudited condensed consolidated financial statements included in this Form 10-Q.

Overview

374Water Inc. is a cleantech and environmental services company developing supercritical water oxidation (“SCWO”) for the destruction of organic waste streams within the municipal, federal, and industrial markets. 374Water offers our proprietary AirSCWO technology, which is designed to efficiently destroy and mineralize a broad spectrum of non-hazardous and hazardous organic wastes producing safe dischargeable water streams, safe mineral effluent, safe vent gas, and recoverable heat energy. Importantly, our AirSCWO system is designed to eliminate recalcitrant organic wastes without creating waste byproducts, as well as to simplify existing, complex waste processing and disposal practices. Our AirSCWO technology is designed to effectively convert solid and liquid wastes such as sewage sludge, biosolids, food waste, hazardous and non-hazardous waste, including ‘forever chemicals’ (e.g., “per-and polyfluoroalkyl substances” or “PFAS”) into inert and recoverable resources including water, minerals, and heat energy.

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

On December 15, 2025, after the approval from the stockholders, the Company filed a Certificate of Amendment of the Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to effect a 1-for-10 reverse stock split (the “Reverse Stock Split”) of the issued and outstanding shares of the Company’s common stock. The Certificate of Amendment took effect on December 26, 2025.

Results of Operations

The following table sets forth, for the periods presented, the consolidated statements of operations data, which is derived from the accompanying unaudited condensed consolidated financial statements:

Three Months Ended March 31, 2026, as Compared to the Three Months Ended March 31, 2025

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Revenues	$551,155	$543,100	$8,055	1%
Cost of revenues	202,743	404,817	(202,074)	(50)%
Gross margin	348,412	138,283	210,129	152%
Operating expenses:
Research and development	449,834	533,587	(83,753)	(16)%
Compensation and related expenses	2,539,450	1,675,865	863,585	52%
Professional fees	515,519	771,901	(256,382)	(33)%
General and administrative	1,441,899	942,440	499,459	53%
Total operating expenses	4,946,702	3,923,793	1,022,909	26%
Loss from operations	(4,598,290)	(3,785,510)	(812,780)	21%
Other income, net	26,667	87,096	(60,429)	(69)%
Loss before income taxes	(4,571,623)	(3,698,414)	(873,209)	24%
Provision for income taxes	—	—	—	0%
Net loss	$(4,571,623)	$(3,698,414)	$(873,209)	24%

Our business has been focused on the development and commercialization of our SCWO systems. During the three months ended March 31, 2026 and 2025, we generated $551,155 and $543,100 in revenue from equipment manufacturing and services, respectively. During the three months ended, March 31, 2026, we completed our full-scale demonstration with the City of Orlando resulting in approximately $482,000 of service revenue, approximately $42,750 from destruction services and $26,000 from treatability studies. During the three months ended March 31, 2025, we completed a full-scale demonstration for a customer resulting in service revenues of $376,000, approximately $33,000 in treatability studies and approximately $134,000 in equipment revenue from manufacturing on our sold unit.

Our general and administrative expenses increased to $1,441,899 during the three months ended March 31, 2026, as compared to $942,440 in the same period of 2025, an increase of approximately $499,000, primarily due to expensing $184,000 of deferred offering costs previously capitalized on the balance sheet due to a shift in capital raise strategy through the issuance of convertible debt notes by the Company, $158,000 in franchise tax expense due to the increase in our authorized shares, and $147,000 of stock issued for services provided by the Board of Directors.

Our compensation and related expenses increased to $2,539,450 during the three months ended March 31, 2026, as compared to $1,675,865 in the same period of 2025, an increase of approximately $864,000, primarily due to an increase in stock-based compensation expense of approximately $496,000 and an increase in payroll wages of $368,000 related to increased headcount.

Our professional fees decreased to $515,519 during the three months ended March 31, 2026, as compared to $771,901 in the same period of 2025, a decrease of approximately $256,000, primarily due to decreased legal fees as a result of a litigation settlement and the resolution of other legal matters.

Our research and development expenses decreased to $449,834 during the three months ended March 31, 2026, as compared to $533,587 in the same period of 2025, a decrease of approximately $84,000, primarily due to a decrease in stock-based compensation of approximately $25,000 and a decrease in subcontractor labor related to the manufacturing of our sold AirSCWO6 unit.

Liquidity, Capital Resources and Going Concern

In accordance with ASU No. 2014-15 Presentation of Financial Statements – Going Concern (subtopic 205-40), the Company’s management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. At March 31, 2026, the Company had working capital deficit of $1,521,955, an accumulated deficit of $54,508,221 and a cash balance of $447,453. For the three months ended March 31, 2026, the Company incurred a net loss of $4,571,623 and used $2,508,341 of net cash in operations for the period. These conditions raise substantial doubt regarding our ability to continue as a going concern.

Presently, the Company will need additional debt or equity financing or a combination of both to continue its operations and meet its financial obligations for at least the next twelve months from the date these unaudited condensed interim consolidated financial statements included in this Form 10-Q were issued and beyond. We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. We expect to incur continuing losses and negative cash flows from operations for the foreseeable future until we are able to manufacture our AirSCWO units on a commercial scale.

Since inception, we have financed our operations principally through the sale of debt and equity securities and operating cash flows. On December 23, 2025, the Company entered into an ATM issuance sales agreement (the “Sales Agreement”) with Lake Street Capital Markets, LLC (“Lake Street”) as sales agent, pursuant to which the Company could offer and sell, from time to time, shares of the Company’s common stock having an aggregate offering price of up to $50 million in an at-the-market equity offering program (“ATM”). The Sales Agreement replaced the Company’s prior ATM agreement with Lake Street that was entered on June 6, 2025. During the year ended December 31, 2025, we raised approximately $8,909,000 of net proceeds using our ATM. The Company is evaluating strategies to obtain the required additional funding for future operations and has not yet raised any capital with the ATM in 2026.

As of the date of our 2025 Form 10-K , the aggregate market value of our outstanding common stock held by non-affiliates, or the public float, was approximately $39,144,000, which was calculated based on 11,184,116 outstanding shares of the Company’s common stock held by non-affiliates at a price of $3.50 per share, the closing price of our common stock on March 25, 2026, as reported on Nasdaq. Pursuant to General Instruction I.B.6 of Form S-3, or the “baby shelf” rules, in no event will we sell securities registered on our Form S-3 registration statement, including under our ATM, with a value of more than one-third of the aggregate market value of shares of our common stock held by non-affiliates in any 12-month period, so long as the aggregate market value of shares of our common stock held by non-affiliates is less than $75 million. After giving effect to the approximate $13,000,000 offering limit imposed by General Instruction I.B.6 of Form S-3 and deducting the shares sold within the preceding 12 months, approximately $3,700,000 shares of common stock remain available at this time for sale under our Form S-3, including through our ATM.

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

Cash Flows

We used $2,508,341 cash in operating activities for the three months ended March 31, 2026 compared to $3,494,477 of cash used in operating activities for the corresponding period in 2025, a decrease of $986,136. The decrease in cash used in operating activities was primarily due to the increase in noncash expenses of $616,346 and increase in operating cash inflows, net, from operating assets and liabilities of $1,242,999, offset by an increase in our net loss of $873,209.  The cash used in operations was primarily to fund operations as well as our working capital requirements.

We used $345,949 in investing activities for the three months ended March 31, 2026 compared to using $297,322 of cash used in financing activities for the corresponding period in 2025 an increase of $48,627. The increase in cash used by investing activities for the three months ended March 31, 2026 was primarily due to a $48,627 increase in purchases of property and equipment.

We received $103,061 of cash from financing activities for the three months ended March 31, 2026 compared to $24,000 cash received by financing activities for the corresponding period in 2025 an increase of $79,061. This increase was primarily due to $800,000 of proceeds received from the issuance of convertible notes, offset by $696,939 of repayments on debt obligations, during the three months ended March 31, 2026 compared to the $24,000 of financing activities during the three months ended March 31, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures. Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Interim Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15I under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective due to the identified material weakness in the Company’s internal controls over financial reporting caused by the lack of full-time resources in our finance and accounting department. As a result of the identified material weaknesses, we are working to establish a remediation plan, which includes additional full-time personnel with the necessary skills and expertise to enhance the Company’s financial and accounting resources and control environment.

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

Changes in Internal Control Over Financial Reporting

There have been no other changes in our internal control over financial reporting during the first three months of 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under the “Legal Matters” section in Note 9 – Commitments and Contingencies and under the “Complaint from Former General Counsel” section in Note 11 – Subsequent Events in the notes to the unaudited condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

See Item 1A.— Risk Factors in the 2025 Form 10-K for a detailed discussion of risk factors affecting the Company. There have been no material changes in the risk factors disclosed in the 2025 Form 10-K.

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

In March 2026, we issued three separate convertible notes and received cash proceeds of $800,000. Two of our non-employee directors purchased $250,000 and $50,000, respectively, of the issued convertible notes.

The convertible notes bear interest at 10%, mature three years from the issue date and are convertible into shares of common stock at conversion rate of $5.00 per share. Semi-annual interest payments are required on March 31, and September 30, each year commencing September 30, 2026. The convertible notes include warrant coverage equal to the shares of common stock issuable upon the conversion of the note. Therefore, a total of 160,000 common stock warrants were issued to the convertible note holders of which 60,000 were issued to our non-employee directors. The common stock warrants are exercisable immediately for a period of three years at an exercise price of $7.50 per warrant share.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended March 31, 2026, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

(a)	Exhibits

3.1

Amended and Restated Certificate of Incorporation of Vyrex Corporation as filed with the Delaware Secretary of State on August 14, 2008 (previously filed on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 19, 2008).

3.2	Certificate of Amendment of Certificate of Incorporation of PowerVerde, Inc. (previously filed on Form 10-K filed with the SEC on March 28, 2025).

3.3	Certificate of Amendment of Certificate of Incorporation of 374Water Inc. (previously filed on Form 8-K filed with the SEC on June 17, 2025).

3.4	Certificate of Amendment of Certificate of Incorporation of 374Water Inc. (previously filed on Form 8-K filed with the SEC on December 15, 2025).

3.5	Amended and Restated Bylaws of 374Water Inc., dated as of June 19, 2024 (previously filed on Form 8-K filed with the SEC on June 20, 2024).

10.1	Employment Agreement, dated April 27, 2026, by and between 374Water Inc. and Daniel Bogar (previously filed on Form 8-K with the SEC on May 1, 2026).+

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMYEXTENSION SCHEMA

101.CAL	XBRL TAXONOMYEXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMYEXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMYEXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMYEXTENSION PRESENTATION LINKBASE

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

* Filed herewith.

+ Indicates a management contract, compensatory plan, or arrangement.

SIGNATURES

In accordance with Section 13(a) or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

374WATER INC

Dated: May 14, 2026	By:	/s/ Daniel Bogar
Daniel Bogar
President and Chief Executive Officer

Dated: May 14, 2026	By:	/s/ Adrienne Anderson
Adrienne Anderson
Interim Chief Financial Officer

Exhibit Index

31