Form 10-Q
period 2026-06-30
374Water Inc.
filed 2026-08-14
CIK 933972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

For the Quarterly Period ended June 30, 2026

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At August 10, 2026, the issuer had 17,718,161 shares of common stock outstanding.

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

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

374Water Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

June 30, 2026 (Unaudited) and December 31, 2025

	June 30, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$1,776,259	$3,198,682
Accounts receivable, net of credit allowance	623,663	668,903
Unbilled accounts receivable	1,585,202	-
Other accounts receivable	185,392	26,577
Inventory, net	1,635,942	1,471,893
Contract assets	-	91,100
Prepaid expenses	205,612	395,807
Total Current Assets	6,012,070	5,852,962
Long-Term Assets:
Property and equipment, net	4,741,379	3,835,318
Intangible assets, net	906,540	943,224
Right-of-use assets, net	1,308,860	571,741
Other assets	27,850	202,103
Total Long-Term Assets	6,984,629	5,552,386
Total Assets	$12,996,699	$11,405,348

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$1,581,180	$1,250,285
Accrued bonuses	105,000	80,000
Accrued contract loss provision	1,600,000	1,600,000
Unearned revenue	-	312,905
Note payable	8,725	8,270
Secured promissory note	-	630,000
Financing liability	10,159	159,342
Operating lease liabilities	224,051	119,693
Other liabilities	63,412	23,384
Total Current Liabilities	3,592,527	4,183,879
Long-Term Liabilities:
Unearned revenue, less current portion	2,548,488	30,000
Convertible notes, net of discount	2,744,046	-
Note payable, less current portion	30,400	34,879
Operating lease liabilities, less current portion	1,095,037	431,683
Total Long-Term Liabilities	6,417,971	496,562
Total Liabilities	10,010,498	4,680,441
Commitments and contingencies (Note 9)
Stockholders’ Equity
Preferred Stock: 50,000,000; 1,000,000 Designated as Convertible Series D preferred shares authorized; par value $0.0001 per share, nil issued and outstanding at June 30, 2026 and December 31, 2025, respectively	-	-
Common stock: 1,000,000,000 common shares authorized, par value $0.0001 per share, 17,718,161 and 17,143,771 shares outstanding at June 30, 2026 and December 31, 2025, respectively	1,772	1,715
Additional paid-in capital	60,186,414	56,657,319
Accumulated deficit	(57,204,456)	(49,936,598)
Accumulated other comprehensive income	2,471	2,471
Total Stockholders’ Equity	2,986,201	6,724,907
Total Liabilities and Stockholders’ Equity	$12,996,699	$11,405,348

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025		2026	2025

Revenues	$2,262,040	$594,967		$2,813,195	$1,138,067
Cost of revenues	279,067	871,333		481,810	1,276,150
Gross margin	1,982,973	(276,366)		2,331,385	(138,083)
Operating Expenses
Research and development	284,589	531,170		734,423	1,064,757
Compensation and related expenses	1,831,323	1,996,387		4,370,773	3,672,252
Professional fees	151,453	649,338		666,972	1,421,239
General and administrative	1,337,470	1,184,689		2,779,369	2,127,129
Total Operating Expenses	3,604,835	4,361,584		8,551,537	8,285,377

Loss from Operations	(1,621,862)	(4,637,950)		(6,220,152)	(8,423,460)

Other Income (Expense)
Interest expense	(89,923)	-		(102,982)	-
Interest income	18,295	46,355		29,889	136,065
Loss on debt extinguishment	(1,021,787)	-		(1,021,787)	-
Other income (expense)	19,042	11,147		47,174	8,533
Total Other Income (Expense), net	(1,074,373)	57,502		(1,047,706)	144,598
Net Loss before Income Taxes	(2,696,235)	(4,580,448)		(7,267,858)	(8,278,862)
Provision for Income Taxes	-	-		-	-

Net Loss	$(2,696,235)	$(4,580,448)		$(7,267,858)	$(8,278,862)

Net Loss per Share - Basic and Diluted	$(0.15)	$(0.32	)(i)	$(0.41)	$(0.57	)(i)

Weighted Average Common Shares Outstanding - Basic and Diluted	17,607,768	14,506,743	(i)	17,513,700	14,479,020	(i)

(i) Adjusted for the effect of a 10:1 reverse stock split that went effective December 26, 2025 (see Note 1).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water Inc. and Subsidiaries

Condensed Consolidated Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

Three and Six Months Ended June 30, 2025	Preferred Stock		Common Stock		Additional		Other	Total
	Number of Shares	Amount	Number of shares	Amount	Paid in capital	Accumulated Deficit	Comprehensive Income	Stockholders' Equity
Balances, December 31, 2024	-	$-	14,430,198	$1,443	$43,858,485	$(28,387,618)	$2,471	$15,474,781
Issuance of shares of common stock for services	-	-	18,099	2	66,898	-	-	66,900
Accretion of stock-based compensation - options	-	-	-	-	460,512	-	-	460,512
Accretion of stock-based compensation - restricted stock	-	-	-	-	248,951	-	-	248,951
Issuance of shares of common stock for option exercise	-	-	20,000	2	23,998	-	-	24,000
Net loss	-	-	-	-	-	(3,698,414)	-	(3,698,414)
Balances, March 31, 2025	-	$-	14,468,297	$1,447	$44,658,844	$(32,086,032)	$2,471	$12,576,730
Issuance of shares of common stock for services	-	-	11,211	1	38,999	-	-	39,000
Accretion of stock-based compensation - options	-	-	-	-	277,330	-	-	277,330
Accretion of stock-based compensation - restricted stock	-	-	-	-	271,749	-	-	271,749
Issuance of vested restricted common stock	-	-	41,633	4	(4)	-	-	-
Issuance of shares of common stock for cash, net of issuance costs			127,071	13	332,339			332,352
Net loss	-	-	-	-	-	(4,580,448)	-	(4,580,448)
Balances, June 30, 2025	-	$-	14,648,212	$1,465	$45,579,257	$(36,666,480)	$2,471	$8,916,713

Three and Six Months Ended June 30, 2026	Preferred Stock		Common Stock		Additional		Other	Total
	Number of Shares	Amount	Number of shares	Amount	Paid in capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders' Equity
Balance at December 31, 2025	-	$-	17,143,771	$1,715	$56,657,319	$(49,936,598)	$2,471	$6,724,907
Issuance of shares of common stock for services	-	-	1,461	-	4,000	-	-	4,000
Accretion of stock-based compensation - options	-	-	-	-	902,179	-	-	902,179
Accretion of stock-based compensation - restricted stock	-	-	-	-	425,247	-	-	425,247
Issuance of restricted common stock to executives and employees	-	-	166,221	17	(17)	-	-	-
Issuance of shares of common stock for cashless stock option exercises	-	-	184,051	18	(18)	-	-	-
Warrants issued with convertible promissory notes	-	-	-	-	174,767	-	-	174,767
Net loss	-	-	-	-	-	(4,571,623)	-	(4,571,623)
Balances, March 31, 2026	-	$-	17,495,504	$1,750	$58,163,477	$(54,508,221)	$2,471	$3,659,477
Issuance of shares of common stock for services	-	-	106,934	10	307,821	-	-	307,831
Accretion of stock-based compensation - options	-	-	-	-	312,540	-	-	312,540
Accretion of stock-based compensation - restricted stock	-	-	-	-	297,381	-	-	297,381
Issuance of restricted common stock to executives and employees	-	-	76,802	8	(8)	-	-	-
Issuance of shares of common stock for stock option exercises	-	-	38,921	4	6,596	-	-	6,600
Warrants issued with convertible promissory notes	-	-	-	-	575,515	-	-	575,515
Warrant modification in connection with convertible debt amendment	-	-	-	-	523,092	-	-	523,092
Net loss	-	-	-	-	-	(2,696,235)	-	(2,696,235)
Balances, June 30, 2026	-	$-	17,718,161	$1,772	$60,186,414	$(57,204,456)	$2,471	$2,986,201

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

374Water Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2026 and 2025 (Unaudited)

	Six Months Ended
	June 30
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,267,858)	$(8,278,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	439,063	349,374
Amortization of debt discount	35,633	-
Non-cash lease expense	87,447	58,129
Issuance of common stock for services	311,831	105,900
Stock-based compensation	1,937,347	1,258,542
Loss on debt extinguishment	1,021,787	-
Changes in operating assets and liabilities:
Accounts receivable	45,240	(594,086)
Unbilled accounts receivable	(1,585,202)	(226,724)
Other receivables	(158,815)	13,692
Inventory	(164,049)	(120,338)
Contract assets	91,100	(14,842)
Prepaid expenses	190,195	136,342
Other assets	174,253	5,000
Accounts payable and accrued expenses	330,895	146,135
Accrued bonuses	25,000	(300,000)
Accrued contract loss provision	-	230,000
Accrued legal settlement	-	(335,000)
Unearned revenue	2,205,583	(3,510)
Other liabilities	40,028	(2,524)
Operating lease liabilities	(56,854)	(48,298)
Net cash used in operating activities	(2,297,376)	(7,621,070)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,253,440)	(312,830)
Purchases of equipment-in-process	-	(588,993)
Net cash used in investing activities	(1,253,440)	(901,823)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on note payable	(59,024)	(1,955)
Repayments on financing liability	(149,183)	-
Net issuance costs from the sale of common stock	-	(1,781)
Repayments on secured promissory notes	(630,000)	-
Proceeds from the issuance of convertible notes	2,960,000	-
Proceeds from the exercise of options	6,600	24,000
Net cash provided by financing activities	2,128,393	20,264

Net decrease in cash and cash equivalents	(1,422,423)	(8,502,629)

Cash and cash equivalents, beginning of period	$3,198,682	$10,651,644
Cash and cash equivalents, end of period	$1,776,259	$2,149,015

Supplemental cash flow disclosures
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Recognition of ROU asset and operating lease liabilities	$824,566	$-
Warrants issued with convertible notes	$750,282	$-
Equipment financed with note payable	$55,000	$48,191
Issuance of restricted common stock to executives and employees	$25	$42
Shares issued for stock subscription receivable	$-	$334,133
Shares issued for cashless stock option exercise	$18	$-

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

The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the full year or for future periods. The unaudited condensed consolidated financial statements include the accounts of 374Water Inc, 374Water Systems Inc, and 374Water Sustainability Israel LTD, currently inactive, each a wholly-owned subsidiary of 374Water. Intercompany balances and transactions have been eliminated in consolidation.

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

Inventory, Net

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. The majority of our inventory is raw materials. Net realizable value is the value of an asset that can be realized upon the sale of the asset, less a reasonable estimate of the costs associated with either the eventual sale or the disposal of the asset in question. Costs associated with fabrication, and other costs associated with the manufacturing of products, are recorded as inventory. We periodically evaluate the carrying value of our inventories in relation to estimated forecasts of product demand, which takes into consideration the life cycle of product releases. When quantities on hand exceed estimated sales or usage forecasts, we perform an analysis to determine if a write-down for such excess inventories is required. Once inventory has been written down, it creates a new cost basis for inventory. Inventories are classified as current assets in accordance with recognized industry practice. Based on our evaluation, we estimated an inventory allowance of $50,000 at both June 30, 2026 and December 31, 2025.

Property and Equipment

Property and Equipment is recorded at cost. Depreciation is computed using the straight-line method and the estimated useful life of the asset. Expenses for maintenance and repairs are charged to expense as incurred.

The following table presents property and equipment at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Computers	$19,977	$19,977
Equipment	1,806,284	531,490
Equipment – Demo System	3,161,661	2,874,932
Vehicles	87,300	87,300
Equipment-in-process	923,968	1,177,052
Total property and equipment	5,999,190	4,690,751
Less: accumulated depreciation	(1,257,811)	(855,433)
Total property and equipment, net	$4,741,379	$3,835,318

At June 30, 2026, we were in the process of manufacturing an AirSCWO 1 (“AS1”) model that can process approximately 1 wet ton of waste per day. The AS1 is highly mobile and can be deployed quickly to provide on-site waste destruction services. At June 30, 2026 and December 31, 2025, these manufacturing costs were classified as equipment in-process until the AS1 was completed and placed in service. In July 2026, the AS1 was deployed to an on-site waste destruction facility and reclassified from equipment-in-process to equipment.

Depreciation expense is presented as follows in the unaudited condensed consolidated statement of operations:

	Three Months Ended,		Six Months Ended,
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Cost of revenues	$20,233	$41,284	$20,233	$81,611
General and administrative	191,173	125,744	382,146	231,078
Total depreciation expense	$211,406	$167,028	$402,379	$312,689

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

For the three and six months ended June 30, 2026, we generated approximately 88% of our total consolidated revenues from one customer and two customers, respectively. For the three and six months ended June 30, 2025, we generated approximately 94% and 78% of our consolidated revenues with three customers, respectively.

At June 30, 2026, one customer comprised approximately 82% and 100% of our consolidated accounts receivable and unbilled accounts receivable, respectively. At December 31, 2025, our consolidated accounts receivable comprised approximately 74% and 10% outstanding with two customers, respectively.

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

Changes in our overall expected cost estimates are recognized as a cumulative adjustment for the inception-to-date effect of such a change. If these changes in estimates result in a possible loss being incurred on the contract, we accrue for such a loss in the period such an outcome becomes probable.

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

In accordance with ASC 606-10-25-21, we concluded that the Demo Contract includes one performance obligation related to the full-scale demonstration. The system design, site preparation, installation, commissioning and decommissioning represent fulfillment activities versus separate performance obligations. During the three and six months ended June 30, 2026, we completed the full-scale demonstration period and have no further obligations under this Demo Contract. At December 31, 2025, we had a contract asset of $91,100 and unearned revenue of $90,667 related to this Demo Contract. During the three and six months ended June 30, 2026, we recognized service revenue of $0 and $482,405, respectively, including the unearned revenue at December 31, 2025 on this Demo Contract. During the three and six months ended June 30, 2026, we expensed $0 and $91,100, respectively, of a contract asset upon completing the Demo Contract. We did not recognize any revenue on this Demo Contract during the three and six months ended June 30, 2025.

On January 26, 2026, the Company executed a license agreement with the City of Orlando for use of their space at Iron Bridge Water Reclamation (the “Orlando License Agreement”) and on April 27, 2026, we executed a first amendment to the Orlando License Agreement to increase our leased space from 15,000 square feet to an additional 21,639 of square feet . Therefore, we will no longer demobilize our owned AirSCWO unit. See Note 9 for further information regarding the Orlando License Agreement.

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

During the six months ended June 30, 2026, we issued Garney an invoice totaling $2,296,250 upon the execution of the purchase order. We received payment, less retainage as described above, on this invoice in April 2026. During the three and six months ended June 30, 2026, no revenue has been recognized on the contract. Revenue will be recognized over the equipment manufacturing period which has not yet commenced. Therefore, we have classified the unearned revenue on this invoice within long-term liabilities due to the uncertainty of when the equipment will be completed and delivered.

OC San Contract and Change in Accounting Estimate

Our equipment revenue contract with the Orange County Sanitation District (“OC San”) is a fixed price contract that includes billings based on the achievement of deliverables or milestones. During the year ended December 31, 2025, we had experienced delays in completing the equipment due to design changes and upgrades preventing us from meeting the next contractual milestone. Due to these delays, we had been contractually unable to bill for certain costs incurred related to the OC San contract. At December 31, 2025, we incurred costs in excess of billings of approximately $1.9 million in connection with completing this contract.

Pursuant to the contract terms with OC San, we were unable to invoice and resume billing until the manufactured equipment passed a factory acceptance test (“FAT”) which is based on a continuous run time of the equipment and volume of materials processed. At contract inception, the variable consideration included in the contract price was not deemed to be constrained. We had anticipated delivering the equipment to OC San during the year ended December 31, 2025. Due to the unexpected delays, we had encountered in delivering the equipment, we reassessed the variable consideration at December 31, 2025. The changes in facts and circumstances resulted in us fully constraining the variable consideration at December 31, 2025 and ceasing revenue recognition on this contract after the nine months ended September 30, 2025. This resulted in the reduction of unbilled accounts receivable and a reduction in equipment revenue in the amount of approximately $1.9 million and $100,000 of revenue earned in the last quarter of 2025 not being recognized due to the constraints.

At June 30, 2026, OC San approved a change order which resulted in the modification of metrics required to pass the FAT. Specifically, the volume of materials to be processed was reduced from 6 tons per day to 3.25 tons per day. Upon the passing of the FAT, the Company invoiced OC San in the amount of $518,282, which was the next milestone billing. Further, this removed the constraints on variable consideration and resulted in the Company recognizing the previously reversed $1.9 million and the $100,000 of unrecognized revenue earned in the last quarter of 2025 during the three months ended June 30, 2026 as equipment revenue. Further, the unbilled accounts receivable remaining at June 30, 2026 have been reflected on the condensed consolidated balance sheet which will be billed in accordance with the contractual terms of the contract over the period of delivery, decommissioning and systems operations of up to six months, which is anticipated to start in the last quarter of 2026 and will continue through the first half of 2027.

See further revenue-related disclosures in Note 6.

Contract costs include all direct material, labor and subcontractor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation.

Research and Development Costs

The Company’s research and development costs are expensed in the period in which they are incurred. Such expenditures amounted to $284,589 and $531,170 for the three months ended June 30, 2026 and 2025, respectively, $734,423 and $1,064,757 for the six months ended June 30, 2026 and 2025, respectively.

Loss Per Share

Loss per share is computed in accordance with ASC Topic 260, “Earnings per Share.” Basic weighted-average number of shares of common stock outstanding for the three and six months ended June 30, 2026 and 2025 include the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares of common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for all periods presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive. At June 30, 2026 and June 30, 2025, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be antidilutive: options for 1,668,633 and 1,751,550 shares of common stock, respectively, 1,864,191 and 1,467,524, respectively, of outstanding common stock warrants and unvested restricted stock units of 513,370 and 621,282, respectively.

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

Note 3 – Liquidity, Capital Resources and Going Concern

In accordance with ASU No. 2014-15 Presentation of Financial Statements – Going Concern (subtopic 205-40), the Company’s management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. At June 30, 2026, the Company had a positive working capital of $2,419,543, an accumulated deficit of $57,204,456 and a cash balance of $1,776,259. For the six months ended June 30, 2026, the Company incurred a net loss of $7,267,858 and used $2,297,376 of net cash in operations for the period. These conditions raise substantial doubt regarding our ability to continue as a going concern.

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

Since inception, we have financed our operations principally through the sale of debt and equity securities and operating cash flows. On December 23, 2025, the Company entered into an ATM issuance sales agreement (the “Sales Agreement”) with Lake Street Capital Markets, LLC (“Lake Street”) as sales agent, pursuant to which the Company could offer and sell, from time to time, shares of the Company’s common stock having an aggregate offering price of up to $50 million in an at-the-market equity offering program (“ATM”). The Sales Agreement replaced the Company’s prior ATM agreement with Lake Street from June 2025. During the year ended December 31, 2025, we raised approximately $8,909,000 of net proceeds using our ATM. The Company is evaluating strategies to obtain the required additional funding for future operations and has not yet raised any capital with the ATM in 2026. During the six months ended, the Company issued convertible notes and received proceeds of $2,960,000 (see Note 5). The offering has not yet closed and we continue efforts to raise capital with this vehicle.

As of the date of our 2025 Form 10-K, the aggregate market value of our outstanding common stock held by non-affiliates, or the public float, was approximately $39,144,000, which was calculated based on 11,184,116 outstanding shares of the Company’s common stock held by non-affiliates at a price of $3.50 per share, the closing price of our common stock on March 25, 2026, as reported on Nasdaq. Pursuant to General Instruction I.B.6 of Form S-3, or the “baby shelf” rules, in no event will we sell securities registered on our Form S-3 registration statement, including under our ATM, with a value of more than one-third of the aggregate market value of shares of our common stock held by non-affiliates in any 12-month period, so long as the aggregate market value of shares of our common stock held by non-affiliates is less than $75 million. After giving effect to the approximate $13,000,000 offering limit imposed by General Instruction I.B.6 of Form S-3 and deducting the shares sold within the preceding 12 months, approximately $3,700,000 of common stock remain available at this time for sale under our Form S-3, including through our ATM.

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

Note 4 – Inventory, Net

Inventory, net consists of:

Name	Balance at June 30, 2026	Balance at December 31, 2025
Raw materials	$1,685,942	$1,521,893
Less: inventory reserves	(50,000)	(50,000)
Total	$1,635,942	$1,471,893

Note 5 – Debt Obligations

Convertible Notes

In March 2026, we issued three separate convertible notes and received cash proceeds of $800,000. Two of our non-employee directors purchased $250,000 and $50,000, respectively, of the issued convertible notes. In April and June 2026, we issued an aggregate of $2,160,000 of additional convertible notes, of which one in the amount of $400,000 was issued to one of our non-employee directors.  The convertible notes bear interest at 10% and mature three years from the issue date. Semi-annual interest payments are required on March 31, and September 30, each year commencing September 30, 2026. The convertible notes include warrant coverage equal to the shares of common stock issuable upon the conversion of the note. The original terms of the convertible notes provided a conversion rate of $5.00 per share and the warrants were exercisable immediately for a period of three years at an exercise price of $7.50 per warrant share. On May 26, 2026, the terms of the convertible notes were amended as follows: the conversion rate was reduced from $5.00 to $3.00, the exercise price of the warrants was reduced from $7.50 to $4.50, and substantially all assets of the Company were added as collateral (the “Modification”). The Modification impacted $2,300,000 convertible notes that were previously issued and originally convertible into 460,000 shares of common stock with equal warrant coverage of 460,000 warrant shares initially exercisable at $7.50 per warrant share. The Modification increased the number of shares issuable upon conversion to 766,667 from 460,000 and warrant shares to 766,667 from 460,000 on the $2,300,000 convertible notes outstanding at the time of the Modification.

The aggregate incremental value from the Modification to the embedded conversion option exceeded 10% of the total outstanding principal on the modified convertible notes. Therefore, the Modification resulted in an extinguishment of debt pursuant to ASC 470-50-40-10(a). Pursuant to ASC 470-50 Modifications and Extinguishments, the Company remeasured the acquisition price of the debt based on the fair value of the replacement convertible notes which approximated its $2,300,000 of principal outstanding due to arms-length issuances of convertible notes, with terms similar to the modified convertible notes, to various third parties near the date of the Modification. During the three and six months ended June 30, 2026, we have recognized a loss on debt extinguishment from the Modification of $1,021,787 which is comprised of $498,695 of unamortized issuance costs, which are required to be included in the debt extinguishment gain or loss pursuant to ASC 470-50. Further, ASC 470-50-40-17A requires any change in fair value of a freestanding-equity classified written call option held by the creditor that is modified as part of a debt modification to be included in debt extinguishment gain or loss.  Therefore, the increase in fair value of the warrants held by the convertible note holders, at the time of the Modification, of $523,092 was also included in the loss on extinguishment of debt.

We computed the incremental value received by the convertible note holders due to the Modification of the conversion rate and warrant exercise price using a Black-Scholes option pricing model (the “Black-Scholes”) and the following inputs:  expected term of approximately 3 years (based on the remaining contractual term of the warrants and convertible notes), volatility of approximately 115% (company’s volatility over the expected term), risk free rate of 4.10% ( based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term), underlying common stock of $2.30 per share, and a dividend rate of 0.00%.

At initial issuance of the $2,300,000 convertible notes a total of 460,000 warrants were also issued with an exercise price of $7.50. In accordance with ASC 470-20-25-2, we allocated the proceeds received between the convertible notes and the common stock warrants using the relative fair value method. Therefore, $528,898 of the total proceeds were allocated to the warrants and were presented as a discount against the convertible notes to be amortized into interest expense over the three-year term of the convertible notes and an increase to additional paid in capital. The relative fair value allocation was based on the estimated fair value of warrants on the date of issuance determined using the Black-Scholes and the following key assumptions: expected term of three years (based on the contractual term of the warrants), volatility of approximately 114-115% (company’s volatility over the expected term), risk free rate of 3.49-4.10% ( based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term), underlying common stock of $2.37 - $3.22 (market price on date of issuance) per share and a dividend rate of 0.00%. Prior to the Modification, a total of $26,566 and $30,203, of the warrant discount had been amortized into interest expense during the three and six months ended June 30, 2026, respectively. The unamortized discount of $498,695 associated with the originally issued warrants, with a $7.50 exercise price, at the time of the Modification, was also included in the loss on debt extinguishment.

Post Modification, an additional $660,000 of convertible notes were issued and a total of 220,000 warrant shares were issued, exercisable for three years at an exercise price of $4.50. In accordance with ASC 470-20-25-2, we allocated the proceeds received between the convertible notes and the common stock warrants using the relative fair value method. Therefore, $221,384 of the total proceeds was allocated to the warrants and has been presented as a discount against the convertible notes to be amortized into interest expense over the three-year term of the convertible notes and an increase to additional paid in capital. The relative fair value allocation was based on the estimated fair value of warrants on the date of issuance determined using the Black-Scholes and the following key assumptions: expected term of three years (based on the contractual term of the warrants), volatility of approximately 115% (company’s volatility over the expected term), risk free rate of 4.06-4.10% ( based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term), underlying common stock of $2.31 - $2.57 (market price on date of issuance) per share and a dividend rate of 0.00%.

Post modification, during the three and six months ended June 30, 2026, we recognized $5,430 of amortization related to the debt discount which has been included within interest expense on the condensed consolidated statements of operations. At June 30, 2026, the unamortized debt discount is $215,954.

At June 30, 2026, the total principal balance on the convertible notes is $2,960,000, which is due three years from issuance or March-June 2029, and accrued interest is $60,137, which is included within accounts payable and accrued expenses within the condensed consolidated balance sheets.

Note Payable

During the year ended December 31, 2025, we purchased approximately $48,200 of equipment with a note payable. The note bears interest at 10.75% and requires fixed payments of principal and interest of $1,042 for sixty months. At June 30, 2026 and December 31, 2025, the outstanding principal balance was $39,125 and $43,149, respectively.

At June 30, 2026, future principal payments on the note payable for the years ending December 31, will be as follows:

2026 (remaining)	$4,246
2027	9,204
2028	10,244
2029	11,401
Thereafter	4,030
$39,125

Secured Promissory Note

On September 30, 2025, the Company executed a $600,000 short-term secured promissory note (the “Short-Term Note”). The Short-Term Note required repayment of $630,000 on the maturity date of January 2, 2026. The Short-Term Note was secured by certain outstanding receivables of the Company. The lender of the Short-Term Note also received a warrant to purchase 10,000 shares of common stock at $11.25 for a period of four years. The Short-Term note was repaid in its entirety upon maturity.

Financing Liability

During the year ended December 31, 2025, we entered into a financing agreement to finance $265,505 of insurance premiums due on various policies. The financed amount is due in fixed monthly payments of $19,808 for a period of eleven months and bears interest at 9.85%. At June 30, 2026 and December 31, 2025, the balance of $10,159 and $159,342, respectively, remaining on the financing liability has been presented within current liabilities on the accompanying consolidated balance sheets.

Note 6 – Revenue

The following is a summary of our revenues by type for the three and six months ended June 30, 2026 and June 30, 2025:

	Balance Three Months Ending
Name	June 30, 2026%		June 30, 2025%
Equipment revenue	$1,998,988	88%	$84,814	14%
Service revenue	263,052	12%	510,153	86%
Total	$2,262,040	100%	$594,967	100%

	Balance Six Months Ending
Name	June 30, 2026%		June 30, 2025%
Equipment revenue	$1,998,988	71%	$219,224	19%
Service revenue	814,207	29%	918,843	81%
Total	$2,813,195	100%	$1,138,067	100%

Unearned Revenue

The following is a summary of our unearned revenue activity for the three and six months ended June 30, 2026 and year ended December 31, 2025:

	Balance at June 30, 2026	Balance at December 31, 2025
Unearned revenue at beginning of the period	$342,905	$227,683
Billings deferred	2,296,250	222,239
Recognition of prior unearned revenue	(90,667)	(107,017)
Unearned revenue at end of period	$2,548,488	$342,905

During the three and six months ended June 30, 2026, we recognized $0 and $90,667, respectively, of service revenue that was previously unearned revenue at December 31, 2025. At June 30, 2026 and December 31, 2025, we have classified $0 and $312,905, respectively, within current liabilities and $2,548,488 and $30,000, respectively, within long-term liabilities based on when we estimate the unearned revenue will be recognized as revenue.

Note 7 – Stockholders’ Equity

The Company is authorized to issue 50,000,000 preferred stock shares and 1,000,000,000 common stock shares both with a par value of $0.0001.

Preferred Stock

On October 30, 2020, the Company designated 1,000,000 shares of preferred stock as Series D Convertible Preferred Stock with a par value of $0.0001. At June 30, 2026 and December 31, 2025, there were no shares of preferred stock issued and outstanding.

Common Stock

Issuance of Stock for Services

During the six months ended June 30, 2026, we issued 108,395 fully vested shares of restricted common stock to service providers and our board of directors with a fair value of $311,831, based on the closing market price of our common stock on date of grant.

During the six months ended June 30, 2025, we issued 29,310 fully vested shares of common stock to service providers with a fair value of $105,900 based on the market price of our common stock on date of grant.

Common Stock for Stock Option Exercises

During the six months ended June 30, 2026, we issued an aggregate of 222,972 shares of common stock for stock option exercises, all but one were cashless, and received cash proceeds of $6,600. One of the exercises was by our current Chief Executive Officer (“CEO”) who was issued 60,000 shares of common stock upon the cashless exercise.

During the six months ended June 30, 2025, we issued 20,000 shares of common stock for a stock option exercise that resulted in cash proceeds of $24,000.

Fully Vested Restricted Common Stock

During the six months ended June 30, 2026, certain executives and key employees vested in time-based restricted stock resulting in the Company issuing 243,023 shares of common stock.

During the six months ended June 30, 2025, certain executives and key employees vested in time-based restricted stock resulting in the Company issuing 41,633 shares of common stock.

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

Stock-based compensation expense related to the stock options and restricted stock units expected to vest is presented as follows on the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Research and development	$43,862	$64,837	$82,497	$128,640
Compensation and related expenses	566,059	484,242	1,707,613	1,129,902
General and administrative expenses	-	-	147,237	-
Total expense	$609,921	$549,079	$1,937,347	$1,258,542

A summary of stock option activity during the three and six months ended June 30, 2026 is as follows:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life (Years)
Options outstanding at December 31, 2025	1,708,637 *	$6.88	$272,680	7.28
Granted	-	-	-	-
Exercised	(300,000)	1.13	-	-
Expired/forfeit	(340,395)	9.06	-	-
Options outstanding at March 31, 2026	1,068,242	$7.80	$14,280	8.36
Granted	683,921	2.43	-	-
Exercised	(38,921)	1.20	-	-
Expired/forfeit	(44,609)	12.09	-	-
Options outstanding at June 30, 2026	1,668,633	$5.61	$-	8.80
Options exercisable at June 30, 2026	795,562 *	$8.00	$-	7.99

*At June 30, 2026 and December 31, 2025, the options outstanding and exercisable include 0 and 300,000 granted in connection with a merger that occurred in 2021, respectively, which were not granted under the 2021 Plan. The 300,000 options were exercised on a cashless basis during the six months ended June 30, 2026. Further, at June 30, 2026 and December 31, 2025, the options outstanding and exercisable include 27,500 of options granted in 2024 pursuant to a legal settlement and were not granted under the 2021 Plan.

Intrinsic value is based on the difference between the option exercise price and the quoted closing market price at June 30, 2026 or the date of option exercise. At June 30, 2026, intrinsic value was nil.

During the three and six months ended, we granted our employees and our CEO stock options with an exercise price of $2.26 and 2.87, respectively. The options granted to employees vest ratably on each grant-date anniversary over a period of four years. Twenty-five percent (25%) of the CEO’s options vested immediately on date of grant with the remaining seventy-five percent (75%) vesting in eight equal quarterly installments at the end of each calendar quarter beginning June 30, 2026.

Of the total options outstanding at June 30, 2026, 91,894 of the options include performance conditions. The performance-based options vest as follows: 50% vest upon the achievement of operating profit, as defined in the employment agreements, and 50% upon the achievement of a revenue target of $100 million by the end of fiscal year 2028. The performance-based options with the revenue target begin vesting once the Company achieves $15 million in revenue for a fiscal year. Vesting will occur on January 31 of each year through January 31, 2029. The number of options that vest is based on the proportionate percentage of each fiscal year’s revenue to the $100 million target. For example, if our annual revenue for fiscal year 2026 is $20 million, 20% of the stock options with the revenue performance condition will vest on January 31, 2027.

At June 30, 2026, total unrecognized compensation expense for service based and performance-based options was $1,791,325 and $276,721, respectively. The unrecognized service-based expense will be recognized over a weighted-average period of 2.63 years. The unrecognized expense associated with the performance-based options will be expensed when it becomes probable that the performance obligations will be met.

The weighted-average grant date fair value of the options granted during the six months ended June 30, 2026 and June 30, 2025 was $1.93 and $2.44, respectively.

The grant date fair value was estimated using the Black-Scholes option pricing model during the six months ended June 30, 2026 and 2025 and the following assumptions:

	June 30,	June 30,
	2026	2025
Expected volatility	96.48- 109.66%	67.81- 71.56%
Expected term (years)	5.00 - 6.00	6.25
Risk-free rate	3.94 - 4.35%	4.00 - 4.51%
Dividend rate	0%	0%

Restricted Stock Units (“RSUs”)

At June 30, 2026, our unvested RSUs consist of 371,475 RSUs with time-based vesting provisions granted to executives, non-executives and non-employee directors, and 141,895 RSUs with performance-based vesting provisions. The performance-based unvested RSUs were granted to two current executive officers in prior periods.

A summary of our outstanding unvested time-based RSUs during the three and six months ended June 30, 2026 is as follows:

		Weighted-Average
		Grant Date
	Amount	Fair Value
Unvested, December 31, 2025	593,487	$5.02
Vested	(166,221)	5.45
Forfeited	(153,545)	5.35
Unvested, March 31, 2026	273,721	$4.58
Granted	175,000	2.87
Vested	(76,802)	3.36
Forfeited	(444)	6.20
Unvested, June 30, 2026	371,475	$4.03

During the three and six months ended, we granted our CEO 175,000 RSUs with a grant-date fair value of $2.87. Twenty-five percent (25%) of the RSUs vested immediately on date of grant with the remaining seventy-five percent (75%) vesting in eight equal quarterly installments at the end of each calendar quarter beginning on June 30, 2026.

A summary of our outstanding unvested performance-based RSUs during the three and six months ended June 30, 2026 is as follows:

		Weighted-Average
		Grant Date
	Amount	Fair Value
Unvested, December 31, 2025	271,809	$5.22
Forfeited	(129,914)	6.04
Unvested, March 31, 2026	141,895	$4.48
Unvested, June 30, 2026	141,895	$4.48

 At June 30, 2026, we have $635,149 of unrecognized stock-based compensation associated with the RSUs with a performance condition which will be recognized when the performance conditions are probable of being met. As of June 30, 2026, the Company had $1,245,018 of unrecognized stock-based compensation associated with the time-based vesting RSUs which will be recognized over a weighted-average vesting period of approximately 2.03 years.

Stock Warrants

A summary of warrant activity for the six months ended June 30, 2026, is as follows:

					Weighted-
		Weighted-			Average
		Average		Aggregate	Remaining
		Exercise		Intrinsic	Contractual
	Shares	Price		Value	Life (Years)
Warrants outstanding at December 31, 2025	877,524	$2.06		$90,917	3.88
Granted	160,000	7.50		-	-
Expired/forfeit	-	-		-	-
Warrants outstanding at March 31, 2026	1,037,524	$2.90		$784,936	3.53
Granted	520,000	4.50		-	-
Additional warrants due to Modification (Note 5)	306,667	4.50		-	-
Expired/forfeit	-	-		-	-
Warrants outstanding at June 30, 2026	1,864,191	$3.35	*	$-	3.16
Warrants exercisable at June 30, 2026	1,864,191	$3.35	*	$-	3.16

*Weighted-average exercise price is after the reduction in exercise price for the Modification that occurred during the three months ended June 30, 2026 (see Note 5).

Note 8 - Related Party Transactions

See Note 5 for a description of convertible notes issued to three non-employee directors during the six months ended June 30, 2026 totaling $700,000, under the same terms as those issued to unrelated investors. See Note 7 for a description of a cashless option exercise by our current Chief Executive Officer during the three and six months ended June 30, 2026 resulting in the issuance of 60,000 shares of common stock.

Note 9 – Commitments and Contingencies

Operating Leases

On January 26, 2026, the Company executed the Orlando License Agreement. The Orlando License Agreement grants the Company a temporary, revocable, nonexclusive license to use approximately 15,000 square feet of the facility for the following (i) installation and operation of AirSCWO units to process city wastewater sludge, (ii) processing of certain approved third-party materials under a Waste Destruction Service (“WDS”) program, subject to approval by the City of Orlando, (iii) maintenance of equipment, manufacturing of AirSCWO units and (ii) inventory storage. The initial term of the Orlando License Agreement commenced February 1, 2026 for a period of five years with two optional five-year renewal terms. In April 2026, an amendment was executed to the Orlando License Agreement for 21,639 additional square feet. The amendment is effective May 1, 2026. Monthly rent payments of $8,000 are due February 1, 2026 through October 1, 2026 and increase to $19,520 thereafter. Monthly payments range from $19,520 to $21,546 through the end of the initial lease term of January 1, 2031. The Orlando License Agreement includes provisions for the termination for convenience with 180 days’ written notice by either party. The extension period was not included in our initial present value of the right-of-use asset or operating lease liability as it was not reasonably certain the option would be exercised.

The City of Orlando will also receive a WDS fee for any approved third-party materials that are processed at the facility based on the type of third-party materials processed which will be charged at a per pound or gallon rate depending on the type of material.

At the commencement of the Orlando License Agreement and upon execution of the Amendment, we recognized an aggregate right-of-use asset and operating lease liabilities of $824,566 which was based on the present value of the lease payments required over the lease term and a discount rate of 12.0%.

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

Right-of-use assets are summarized below:

	June 30, 2026	December 31, 2025
Right-of-use assets	$1,551,030	$726,464
Accumulated amortization	(242,170)	(154,723)
Right-of-use assets, net	$1,308,860	$571,741

Operating lease liabilities are summarized below:

	June 30, 2026	December 31, 2025
Operating lease liabilities, current	$224,051	$119,693
Operating lease liabilities, less current portion	1,095,037	431,683
Total operating lease liabilities	$1,319,088	$551,376

Future payments required on the operating lease liabilities, over a weighted average term of approximately 4.11 years, are as follows:

Year Ending December 31,
2026 (remaining)	$160,775
2027	419,721
2028	434,130
2029	396,418
2030	258,032
Thereafter	21,546
Total	1,690,622
Less: present value discount at a weighted-average rate of 12.0%	(371,534)
Total operating lease liabilities	$1,319,088

The following table summarizes the supplemental cash flow information for the six months ended June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025
Operating cash outflows from lease liabilities	$117,410	$42,706

During the three and six months ended June 30, 2026, we incurred rent expense of approximately $53,000 and $159,000, respectively, in connection with the Orlando License Agreement and lab space in North Carolina which is included within general and administrative expenses on the condensed consolidated statements of operations. During the three and six months ended June 30, 2025, we incurred rent expense of approximately $36,000 and $89,000, respectively, in connection with our lab space in North Carolina which is included within general and administrative expenses on the condensed consolidated statements of operations.

Duke License Agreement

The patented technology underlying 374Water’s supercritical water oxidation (SCWO) units, was developed principally through the efforts of Kobe Nagar and Marc Deshusses at the facilities of Duke University, Durham, North Carolina (“Duke”), where Dr. Deshusses is a professor. The SCWO technology is licensed to 374Water pursuant to a worldwide license agreement with Duke executed on April 16, 2021 (the “Duke License Agreement”). In connection with the Duke License Agreement, 374Water also executed an equity transfer agreement with Duke pursuant to which Duke received common stock in the Company. Under the terms of the Duke License Agreement, the Company is required to make royalty payments based on a percentage of licensed product sales, as defined in the Duke License Agreement which is triggered by the sale of licensed products. Further, the Company is also required to pay royalties on a percentage of sublicensing fees. The Company will reimburse Duke for any ongoing patent expenses incurred. At June 30, 2026, the Company has not incurred any expenses in connection with this Duke License Agreement. The Company may terminate the license agreement anytime by providing Duke 60 days’ written notice.

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

On March 18, 2026, a stockholder class action complaint was filed with the Delaware Court of Chancery. The plaintiff seeks declaratory relief invalidating an exculpation provision contained in the Company’s Amended and Restated Certificate of Incorporation filed with the State of Delaware that purports to eliminate or limit the personal liability of the Company’s directors and officers beyond what is permitted under Delaware law. We believe this complaint has no merit and are consulting with our attorneys on the matter. At this time, the outcome of the litigation is uncertain.

On May 6, 2026, Peter Mandel, the Company's former General Counsel and consultant, filed a complaint against the Company in the United States District Court for the Northern District of California. The complaint asserts three causes of action: (i) breach of contract relating to the Separation and Release of Claims Agreement dated October 20, 2025 (the "Separation Agreement"), between Mr. Mandel and the Company; (ii) breach of contract relating to the Consulting Agreement dated October 9, 2025 (the "Consulting Agreement") between Mr. Mandel and the Company; and (iii) breach of the implied covenant of good faith and fair dealing.

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

As of the date of these financial statements, all contractual amounts owed under the Separation and Consulting agreement totaling approximately $38,000 have been accrued. Further, all stock-based compensation related to vested equity-based awards pursuant to the terms of the Separation Agreement have been reflected in the Company’s consolidated financial statements. However, certain accelerated shares pursuant to the terms of the Separation Agreement have not been issued.

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

Pursuant to the Company’s 2021 Equity Incentive Plan, as amended, the Company has granted Mr. Bogar: (i) an option to purchase 175,000 shares of the Company’s common stock at a per share exercise price equal to the fair market value of the common stock as of the date of grant (the “Option Grant”); and (ii) RSU award covering 175,000 shares of the Company’s common stock (the “RSU Grant”). Twenty-five percent (25%) of each of the Option Grant and the RSU Grant will vest on the date of grant, and the remaining seventy-five percent (75%) will vest in eight equal quarterly installments at the end of each calendar quarter beginning June 30, 2026, in each case subject to Mr. Bogar’s continuous service through the applicable vesting date (see Note 7).

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

Note 11 - Subsequent Events

Convertible Notes

We issued an additional convertible note in July 2026 under the same modified terms as discussed in Note 5 and received gross proceeds of $60,000 and issued a common stock warrant to purchase 20,000 shares of common stock at $4.50 with an exercise period of three years.

Complaint from Former Chief Financial Officer

On July 10, 2026, the Company received a demand letter and draft complaint from counsel for Russell Kline, the Company’s former Chief Financial Officer, whose employment terminated effective March 2, 2026. The draft complaint, which counsel stated they intend to file in the Superior Court of Wake County, North Carolina, absent a resolution, asserts claims for breach of contract and violation of the North Carolina Wage and Hour Act based on allegedly unpaid severance, bonus, and other benefits under Mr. Kline’s employment agreement and related equity awards. Mr. Kline seeks no less than $433,500, consisting of $150,000 of severance, $66,750 of 2025 annual bonus, and an equal amount of statutory liquidated damages, plus unquantified amounts for continued insurance coverage, accelerated equity vesting, vested but unissued shares, interest, and attorneys’ fees and costs. The Company intends to evaluate the claims and respond appropriately. Given the preliminary stage of the proceedings, the Company is unable at this time to predict the outcome of this matter. An adverse outcome could, however, result in monetary damages, the issuance of additional shares of common stock, or other relief that could have a material effect on the Company's financial position, results of operations, or cash flows.

Appointment of Chief Financial Officer and Entry into Employment Agreement

Effective, July 1, 2026, the Company appointed Charles Weiser as it Chief Financial Officer (“CFO”). In connection with his appointment, Mr. Weiser and the Company entered into an employment agreement, dated as of July 1, 2026 (the “Weiser Employment Agreement”).

The Weiser Employment Agreement provides for an initial term commencing on July 1, 2026, subject to termination in accordance with its terms. Mr. Weiser will receive an annual base salary of $225,000 per year, subject to periodic review by the Compensation Committee (the “Compensation Committee”) of the Company’s Board of Directors (the “Board”). Notwithstanding the foregoing, the base salary will not commence until September 1, 2026; no base salary will be payable to Mr. Weiser with respect to the period from July 1, 2026 through August 31, 2026.

Mr. Weiser will be eligible to receive an annual performance bonus with a target of up to seventy-five percent (75%) of his base salary, pro-rated for fiscal year 2026 to reflect the portion of 2026 during which he served as the Company’s Chief Financial Officer. Annual bonus objectives are based upon achievement of Company and individual performance objectives established by the Board or Compensation Committee, consisting of a combination of operational, financial, strategic, and capital markets objectives. The annual bonus is not guaranteed and shall be paid only if the Company is properly capitalized and, in a position, to pay such amount. For each fiscal year following 2026, annual bonus objectives will be mutually agreed upon by the Compensation Committee and Mr. Weiser. Mr. Weiser will also be entitled to a one-time signing bonus of $25,000, which shall accrue as of July 1, 2026 and be paid when the Company is properly capitalized and in a position to pay such amount, as determined by the Board in its reasonable discretion.

Pursuant to the Company’s 2021 Equity Incentive Plan, as amended, Mr. Weiser will be granted: (i) an option (the “Option Grant”) to purchase 150,000 shares of the Company’s common stock at a per share exercise price equal to the fair market value of the common stock as of the date of grant; and (ii) a restricted stock unit award covering 125,000 shares of the Company’s common stock (the “RSU Grant”). Twenty-five percent (25%) of each of the Option Grant and the RSU Grant will vest immediately on the grant date, and the remaining seventy-five percent (75%) will vest in twelve equal quarterly installments commencing October 1, 2026, in each case subject to Mr. Weiser’s continuous service through the applicable vesting date. In addition, upon the closing of a change of control of the Company, fifty percent (50%) of any then-unvested Option Grant and RSU Grant shares will immediately vest, with any remaining unvested shares to continue under the acquiring entity’s equity program; and if, within twelve (12) months following a change of control, Mr. Weiser’s employment is terminated without cause or he resigns for good reason, all remaining unvested shares will vest in full.

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

During the three and six months ended June 30, 2026, there have been no significant changes to these estimates and policies previously disclosed in our 2025 Form 10-K. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the unaudited condensed consolidated financial statements included in this Form 10-Q.

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

Results of Operations

The following table sets forth, for the periods presented, the consolidated statements of operations data, which is derived from the accompanying unaudited condensed consolidated financial statements:

Three Months Ended June 30, 2026, as Compared to the Three Months Ended June 30, 2025

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Revenues	$2,262,040	$594,967	$1,667,073	280%
Cost of revenues	279,067	871,333	(592,266)	(68)%
Gross margin	1,982,973	(276,366)	2,259,339	(818)%
Operating expenses:
Research and development	284,589	531,170	(246,581)	(46)%
Compensation and related expenses	1,831,323	1,996,387	(165,064)	(8)%
Professional fees	151,453	649,338	(497,885)	(77)%
General and administrative	1,337,470	1,184,689	152,781	13%
Total operating expenses	3,604,835	4,361,584	(756,749)	(17)%
Loss from operations	(1,621,862)	(4,637,950)	3,016,088	(65)%
Other income (expenses), net	(1,074,373)	57,502	(1,131,875)	(1,968)%
Loss before income taxes	(2,696,235)	(4,580,448)	1,884,213	(41)%
Provision for income taxes	—	—	—	0%
Net loss	$(2,696,235)	$(4,580,448)	$1,884,213	(41)%

Revenues

Our business has been focused on the development and commercialization of our SCWO systems. During the three months ended June 30, 2026 and 2025, we generated revenue of $2,262,040 and $594,967, respectively, from equipment manufacturing and services. This increase is primarily due to $2.0 million of revenue recognized on our OC San contract that had been previously reversed or not recognized due to variable consideration constraints that were eliminated upon us meeting a factory acceptance test during the three months ended June 30, 2026, offset by a decrease in service revenues of approximately $247,000.

Operating expenses

Our general and administrative expenses increased to $1,337,470 during the three months ended June 30, 2026, as compared to $1,184,689 in the same period of 2025, an increase of approximately $153,000, primarily due to expensing $184,000 of deferred offering costs previously capitalized on the balance sheet due to a shift in capital raise strategy through the issuance of convertible debt notes by the Company, $58,000 in franchise tax expense due to the increase in our authorized shares, and $276,000 of stock issued for services provided by the Board of Directors, offset by approximately $365,000 of reductions in all other general and administrative expenses as the Company focuses on reducing expenses.

Our compensation and related expenses decreased to $1,831,323 during the three months ended June 30, 2026, as compared to $1,996,387 in the same period of 2025, a decrease of approximately $165,000, primarily due to a decrease in payroll wages and related expenses due to decreased headcount and a reduction of executive salaries.

Our professional fees decreased to $151,453 during the three months ended June 30, 2026, as compared to $649,338 in the same period of 2025, a decrease of approximately $498,000, primarily due to decreased legal fees as the Company focuses on reducing expenses.

Our research and development expenses decreased to $284,589 during the three months ended June 30, 2026, as compared to $531,170 in the same period of 2025, a decrease of approximately $247,000, primarily due to a decrease in research and development activities as the Company focuses on reducing expenses.

Other income (expenses), net

Other expenses, net increased to $1,074,373 during the three months ended June 30, 2026, as compared to other income, net of $57,502 in the same period of 2025, an increase in other expenses, net, of approximately $1,132,000. This increase is primarily due to a loss on debt extinguishment recognized of approximately $1,022,000 during the three months ended June 30, 2026 related to a modification of terms on outstanding convertible notes payable, as well as interest expense of approximately $90,000 recognized on the outstanding convertible notes payable.

Net Loss

Our net loss decreased to $2,696,235, during the three months ended June 30, 2026, as compared to our net loss of $4,580,448 in the same period of 2025, a decrease of approximately $1,884,000. This decrease is primarily attributable to the increase in revenues and decrease in operating expenses, offset by an increase in other expenses, as more fully described above.

Six Months Ended June 30, 2026, as Compared to the Six Months Ended June 30, 2025

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Revenues	$2,813,195	$1,138,067	$1,675,128	147%
Cost of revenues	481,810	1,276,150	(794,340)	(62)%
Gross margin	2,331,385	(138,083)	2,469,468	(1,788)%
Operating expenses:
Research and development	734,423	1,064,757	(330,334)	(31)%
Compensation and related expenses	4,370,773	3,672,252	698,521	19%
Professional fees	666,972	1,421,239	(754,267)	(53)%
General and administrative	2,779,369	2,127,129	652,240	31%
Total operating expenses	8,551,537	8,285,377	266,160	3%
Loss from operations	(6,220,152)	(8,423,460)	2,203,308	(26)%
Other income (expenses), net	(1,047,706)	144,598	(1,192,304)	(825)%
Loss before income taxes	(7,267,858)	(8,278,862)	1,011,004	(12)%
Provision for income taxes	—	—	—	0%
Net loss	$(7,267,858)	$(8,278,862)	$1,011,004	(12)%

Revenues

Our business has been focused on the development and commercialization of our SCWO systems. During the six months ended June 30, 2026 and 2025, we generated $2,813,195 and $1,138,067 in revenue from equipment manufacturing and services, respectively. This increase is primarily due to $2.0 million of revenue recognized on our OC San contract that had been previously reversed or unrecognized due to variable consideration constraints that were eliminated upon us meeting a factory acceptance test during the three months ended June 30, 2026, offset by a decrease in service revenues of approximately $100,000.

Operating expenses

Our general and administrative expenses increased to $2,779,369 during the six months ended June 30, 2026, as compared to $2,127,129 in the same period of 2025, an increase of approximately $652,000, primarily due to the expensing of $184,000 of deferred offering costs previously capitalized on the balance sheet due to a shift in capital raise strategy through the issuance of convertible debt notes by the Company, $217,000 in franchise tax expense due to the increase in our authorized shares, and $424,000 of stock-based compensation for services provided by the Board of Directors, offset by approximately $173,000 reductions in other general and administrative expenses as the Company focuses on reducing expenses.

Our compensation and related expenses increased to $4,370,773 during the six months ended June 30, 2026, as compared to $3,672,252 in the same period of 2025, an increase of approximately $699,000, primarily due to an increase in stock-based compensation expense of approximately $578,000 and an increase in payroll wages and related of $120,000.

Our professional fees decreased to $666,972 during the six months ended June 30, 2026, as compared to $1,421,239 in the same period of 2025, a decrease of approximately $754,000, primarily due to decreased legal fees as the Company focuses on reducing expenses.

Our research and development expenses decreased to $734,423 during the six months ended June 30, 2026, as compared to $1,064,757 in the same period of 2025, a decrease of approximately $330,000, primarily due to a decrease in stock-based compensation of approximately $100,000 from stock issued for services and a decrease in research and development activities as the Company focuses on reducing expenses.

Other income (expenses), net

Other expenses, net increased to $1,047,706 during the six months ended June 30, 2026, as compared to other income, net of $144,598 in the same period of 2025, an increase in other expenses of approximately $1,192,000. This increase is primarily attributable to a loss on debt extinguishment recognized of approximately $1,022,000 during the six months ended June 30, 2026 related to a modification of terms on outstanding convertible notes payable, as well as interest expense of approximately $103,000 recognized on the outstanding convertible notes payable.

Net Loss

Our net loss decreased to $7,267,858, during the six months ended June 30, 2026, as compared to our net loss of $8,278,862 in the same period of 2025, a decrease of approximately $1,011,000. This decrease is primarily attributable to the increase in revenues, offset by an increase in operating expenses and other expenses, as more fully described above.

Liquidity, Capital Resources and Going Concern

In accordance with ASU No. 2014-15 Presentation of Financial Statements – Going Concern (subtopic 205-40), the Company’s management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. At June 30, 2026, the Company had a working capital of approximately $2,420,000, an accumulated deficit of $57,204,456 and a cash balance of $1,776,259. For the six months ended June 30, 2026, the Company incurred a net loss of $7,267,858 and used $2,297,376 of net cash in operations for the period. These conditions raise substantial doubt regarding our ability to continue as a going concern.

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

As of the date of our 2025 Form 10-K, the aggregate market value of our outstanding common stock held by non-affiliates, or the public float, was approximately $39,144,000, which was calculated based on 11,184,116 outstanding shares of the Company’s common stock held by non-affiliates at a price of $3.50 per share, the closing price of our common stock on March 25, 2026, as reported on Nasdaq. Pursuant to General Instruction I.B.6 of Form S-3, or the “baby shelf” rules, in no event will we sell securities registered on our Form S-3 registration statement, including under our ATM, with a value of more than one-third of the aggregate market value of shares of our common stock held by non-affiliates in any 12-month period, so long as the aggregate market value of shares of our common stock held by non-affiliates is less than $75 million. After giving effect to the approximate $13,000,000 offering limit imposed by General Instruction I.B.6 of Form S-3 and deducting the shares sold within the preceding 12 months, approximately $3,700,000 of common stock remain available at this time for sale under our Form S-3, including through our ATM.

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

Cash Flows

We used $2,297,376 cash in operating activities for the six months ended June 30, 2026 compared to $7,621,070 of cash used in operating activities for the corresponding period in 2025, a decrease of approximately $5,324,000. The decrease in cash used in operating activities was primarily due to the decrease in net loss of approximately $1,011,000, increase in noncash expenses of $2,061,000, and increase in cash inflows from changes in operating assets and liabilities of approximately $2,252,000.

We used $1,253,440 in investing activities for the six months ended June 30, 2026 compared to using $901,823 of cash in investing activities for the corresponding period in 2025, an increase of approximately $352,000. The increase in cash used by investing activities for the six months ended June 30, 2026 was primarily due to an increase in purchases of property and equipment and equipment-in-process of $352,000.

We received $2,128,393 of cash from financing activities for the six months ended June 30, 2026 compared to $20,264 for the corresponding period in 2025, an increase of approximately $2,108,000. This increase was primarily due to $2,960,000 of proceeds received from the issuance of convertible notes, offset by approximately $836,000 of repayments on debt obligations, offset by a decrease in proceeds from stock option exercises of approximately $17,000.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective due to the identified material weakness in the Company’s internal controls over financial reporting caused by the lack of full-time resources in our finance and accounting department. As a result of the identified material weakness, we are working to establish a remediation plan, which includes additional full-time personnel with the necessary skills and expertise to enhance the Company’s financial and accounting resources and control environment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under the “Legal Matters” section in Note 9 – Commitments and Contingencies and under the “Complaint from Former Chief Financial Officer” section in Note 11 – Subsequent Events in the notes to the unaudited condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q is incorporated herein by reference.

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

During the three and six months ended June 30, 2026, we issued $2,960,000 of convertible notes payable and received cash proceeds of the same amount. Three of our non-employee directors purchased an aggregate of $700,000 of the convertible notes payable.

The convertible notes bear interest at 10%, mature three years from the issue date and are convertible into shares of common stock at conversion rate of $3.00 per share. Semi-annual interest payments are required on March 31, and September 30, each year commencing September 30, 2026. The convertible notes include warrant coverage equal to the shares of common stock issuable upon the conversion of the note. Therefore, a total of 986,667 common stock warrants were issued to the convertible note holders of which 233,333 were issued to our non-employee directors. The common stock warrants are exercisable immediately for a period of three years at an exercise price of $4.50 per warrant share.

The terms of the convertible notes payable discussed above reflect a modification of terms that occurred on May 26, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During six months ended June 30, 2026, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

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

374WATER INC

Dated: August 14, 2026	By:	/s/ Daniel Bogar
Daniel Bogar
President and Chief Executive Officer

Dated: August 14, 2026	By:	/s/ Charles Weiser
Charles Weiser
Chief Financial Officer

